Form 10-Q
period 2014-11-02
Dave & Buster's Entertainment, Inc.
filed 2014-12-17
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File No. 001-35664

Dave & Buster’s Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2382255
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2481 Mañana Drive

Dallas, Texas 75220

(Address of principal executive offices)

(Zip Code)

(214) 357-9588

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 15, 2014, there were 39,969,233 shares of the Issuer’s common stock outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR PERIOD ENDED NOVEMBER 2, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	November 2, 2014	February 2, 2014

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$58,946	$38,080
Inventories	15,883	15,354
Prepaid expenses	12,268	9,670
Deferred income taxes	27,394	24,802
Income taxes receivable	2,102	2,445
Other current assets	6,898	8,993

Total current assets	123,491	99,344
Property and equipment (net of $236,717 and $195,339 accumulated depreciation as of November 2, 2014 and February 2, 2014, respectively)	427,235	388,093
Tradenames	79,000	79,000
Goodwill	272,445	272,428
Other assets and deferred charges	21,340	22,893

Total assets	$923,511	$861,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 3)	$—	$1,500
Accounts payable	43,375	36,092
Accrued liabilities (Note 2)	83,487	74,379
Income taxes payable	1,333	1,073
Deferred income taxes	897	—

Total current liabilities	129,092	113,044
Deferred income taxes	17,284	23,654
Deferred occupancy costs	93,853	81,743
Other liabilities	10,185	8,692
Long-term debt, less current installments, net of unamortized discount (Note 3)	428,976	484,177
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 and 112,491,784 authorized shares; 40,217,645 and 33,452,684 issued shares; and 39,969,233 and 33,204,272 outstanding shares as of November 2, 2014 and February 2, 2014, respectively	402	334
Preferred stock, 50,000,000 and 2,249,835,679 authorized shares as of November 2, 2014 and February 2, 2014, respectively; none issued	—	—
Paid-in capital	253,337	152,661
Treasury stock, 248,412 shares as of November 2, 2014 and February 2, 2014	(1,189)	(1,189)
Accumulated other comprehensive loss	(214)	(167)
Accumulated deficit	(8,215)	(1,191)

Total stockholders’ equity	244,121	150,448

Total liabilities and stockholders’ equity	$923,511	$861,758

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except share and per share data)

	Thirteen Weeks Ended November 2, 2014	Thirteen Weeks Ended November 3, 2013

Food and beverage revenues	$78,179	$69,236
Amusement and other revenues	85,295	73,094

Total revenues	163,474	142,330
Cost of food and beverage	20,249	17,715
Cost of amusement and other	12,091	10,992

Total cost of products	32,340	28,707
Operating payroll and benefits	41,237	36,170
Other store operating expenses	56,298	51,346
General and administrative expenses	11,393	8,983
Depreciation and amortization expense	17,648	15,683
Pre-opening costs	3,650	2,333

Total operating costs	162,566	143,222

Operating income (loss)	908	(892)
Interest expense, net (Note 3)	6,130	12,018
Loss on debt retirement (Note 3)	1,592	—

Loss before benefit for income taxes	(6,814)	(12,910)
Benefit for income taxes (Note 4)	(2,207)	(2,750)

Net loss	(4,607)	(10,160)

Unrealized foreign currency translation loss	(113)	(13)

Total comprehensive loss	$(4,720)	$(10,173)

Net loss per share:
Net loss	$(4,607)	$(10,160)
Basic	$(0.13)	$(0.31)
Diluted	$(0.13)	$(0.31)
Weighted average shares used in per share calculations:
Basic shares	34,881,763	33,186,273
Diluted shares	34,881,763	33,186,273

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except share and per share data)

	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
Food and beverage revenues	$256,077	$222,508
Amusement and other revenues	283,605	241,700

Total revenues	539,682	464,208
Cost of food and beverage	65,939	55,988
Cost of amusement and other	39,335	35,255

Total cost of products	105,274	91,243
Operating payroll and benefits	126,357	108,716
Other store operating expenses	170,440	150,107
General and administrative expenses	31,462	26,905
Depreciation and amortization expense	52,321	49,333
Pre-opening costs	7,942	5,175

Total operating costs	493,796	431,479

Operating income	45,886	32,729
Interest expense, net (Note 3)	29,826	35,879
Loss on debt retirement (Note 3)	27,578	—

Loss before benefit for income taxes	(11,518)	(3,150)
Benefit for income taxes (Note 4)	(4,494)	(442)

Net loss	(7,024)	(2,708)

Unrealized foreign currency translation loss	(47)	(176)

Total comprehensive loss	$(7,071)	$(2,884)

Net loss per share:
Net loss	$(7,024)	$(2,708)
Basic	$(0.21)	$(0.08)
Diluted	$(0.21)	$(0.08)
Weighted average shares used in per share calculations:
Basic shares	33,763,436	33,186,273
Diluted shares	33,763,436	33,186,273

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common stock		Paid-in capital	Treasury stock at cost		Accumulated other comprehensive loss	Accumulated deficit
	Shares	Amt.		Shares	Amt.			Total
Balance February 2, 2014	33,452,684	$334	$152,661	248,412	$(1,189)	$(167)	$(1,191)	$150,448

Net loss	—	—	—	—	—	—	(7,024)	(7,024)
Unrealized foreign currency translation loss	—	—	—	—	—	(47)	—	(47)
Stock-based compensation	256	—	1,864	—	—	—	—	1,864
Proceeds from the issuance of common stock	6,764,705	68	100,591	—	—	—	—	100,659
Costs associated with the issuance of common stock	—	—	(1,779)	—	—	—	—	(1,779)

Balance November 2, 2014 (unaudited)	40,217,645	$402	$253,337	248,412	$(1,189)	$(214)	$(8,215)	$244,121

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
Cash flows from operating activities:
Net loss	$(7,024)	$(2,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	52,321	49,333
Debt costs and discount amortization (Note 3)	1,962	2,397
Payment of accreted interest (Note 3)	(50,193)	—
Accretion of note discount	8,341	11,768
Deferred income tax benefit (Note 4)	(8,065)	(2,997)
Loss on disposal of fixed assets	1,267	2,185
Loss on debt retirement (Note 3)	8,580	—
Share-based compensation charges	1,864	908
Other, net	64	(1,176)
Changes in assets and liabilities:
Inventories	(529)	(864)
Prepaid expenses	(2,557)	(364)
Income tax receivable	344	(22)
Other current assets	2,110	6,283
Other assets and deferred charges	(1,034)	(72)
Accounts payable	7,086	4,665
Accrued liabilities	7,870	10,908
Income taxes payable	260	(1,338)
Deferred occupancy costs	12,253	3,250
Other liabilities	1,793	4,138

Net cash provided by operating activities	36,713	86,294

Cash flows from investing activities:
Capital expenditures	(91,670)	(75,308)
Proceeds from sales of property and equipment	60	208

Net cash used in investing activities	(91,610)	(75,100)

Cash flows from financing activities:
Repayments of senior secured credit facility (Note 3)	(144,375)	(1,125)
Repayment of senior notes (Note 3)	(200,000)	—
Repayment of senior discount notes (Note 3)	(100,000)	—
Borrowing under new senior credit facility (Note 3)	528,675	—
Debt issuance costs (Note 3)	(8,212)	(818)
Proceeds from the issuance of common stock, net of underwriter fees	100,659	—
Payment of costs associated with the issuance of common stock	(984)	—
Paydown of new senior credit facility (Note 3)	(100,000)	—

Net cash provided by (used in) financing activities	75,763	(1,943)

Increase in cash and cash equivalents	20,866	9,251
Beginning cash and cash equivalents	38,080	36,117

Ending cash and cash equivalents	$58,946	$45,368

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$2,900	$2,008
Cash paid for interest and related debt fees, net of amounts capitalized	$23,523	$16,429
Cash paid for interest and related debt fees, related to debt retirement	$18,998	$—
Cash paid for settlement of accreted interest on retired senior discount notes	$50,193	$—

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1: Description of Business and Basis of Presentation

Description of Business—On June 1, 2010, Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”), a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”) acquired all of the outstanding common stock of Dave & Buster’s Holding, Inc. (“D&B Holdings”) from Wellspring Capital Partners III, L.P and HBK Main Street Investors L.P. In connection therewith, Games Merger Corp., a newly-formed Missouri corporation and an indirect wholly-owned subsidiary of D&B Entertainment, merged with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the merger). Dave & Buster’s, Inc. owns and operates high-volume venues in North America that combine dining and entertainment for both adults and families.

D&B Entertainment owns no significant assets or operations other than the ownership of all the common stock of D&B Holdings. D&B Holdings owns no significant assets or operations other than the ownership of all the common stock of Dave & Buster’s, Inc. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment and its subsidiaries and any predecessor companies. All material intercompany accounts and transactions have been eliminated in consolidation.

On October 9, 2014, we amended our certificate of incorporation to increase our authorized share count to 450,000,000 shares of stock, including 400,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value of $0.01 per share and to split our common stock 224.9835679 for 1. On October 16, 2014, we amended and restated our certificate of incorporation in its entirety.

On October 9, 2014, we completed our initial public offering of 5,882,353 shares of common stock at a price to the public of $16.00 per share. On October 10, 2014, the Company’s common stock began trading on the NASDAQ Global Market under the ticker symbol “PLAY”. We had granted the underwriters an option for a period of 30 days to purchase an additional 882,352 shares of our common stock which was exercised in full on October 21, 2014. After underwriting discounts and commissions and offering expenses, we received net proceeds from the initial public offering (the “IPO”) of approximately $98,573. We used these proceeds to repay a portion of the principal amount of term loan debt outstanding under the new senior secured credit facility.

We operate our business as one operating and one reportable segment. Our one industry segment is the operation and licensing of high-volume entertainment and dining venues under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café.” We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal years ending February 1, 2015 and February 2, 2014, both consist of 52 weeks.

During the first thirty-nine weeks of fiscal 2014, we opened five new stores. As of November 2, 2014, there were 70 company-owned stores in the United States and Canada. We have also opened new stores in Albuquerque, New Mexico on November 3, 2014, Clackamas (Portland), Oregon on November 10, 2014 and Greenville, South Carolina on November 17, 2014. On August 12, 2014, we permanently closed our location in Kensington/Bethesda, Maryland (“Bethesda”). Revenues for our Bethesda store were $5,416 and $8,973 in the thirty-nine weeks ended November 2, 2014 and November 3, 2013, respectively. Operating income for the store was $851 for the thirty-nine weeks ended November 2, 2014, and $2,109 for the same period of fiscal 2013.

Reclassifications—All share and per-share data herein have been retroactively adjusted to reflect the 224.9835679 for 1 stock split as though it had occurred prior to the earliest data presented. One reclassification has been made to the fiscal year 2013 Consolidated Balance Sheets to conform to the fiscal year 2014 presentation. We reclassified $333 of Paid-in capital as of February 2, 2014, to Common stock to effect the 224.9835679 for 1 stock split.

Related Party Transactions—Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of the creditors participating in the term loan portion of our new senior secured credit facility. As of November 2, 2014, the OHA Funds held approximately 10.8% or $46,622 of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of the Oak Hill Funds and is not under common control with the Oak Hill Funds. Certain employees of the Oak Hill Funds, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Subsequent to the IPO, the Oak Hill Funds beneficially own approximately 79.2% of our outstanding stock, and certain members of our Board of Directors and our management beneficially own approximately 3.7% of our outstanding stock. The Oak Hill Funds continue to own a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ.

We have an expense reimbursement agreement with Oak Hill Capital Management, LLC (“Oak Hill Capital”), which provides for the reimbursement of certain costs and expenses of Oak Hill Capital. We made payments to Oak Hill Capital of $7 and $41 during the thirteen and thirty-nine weeks ended November 2, 2014, respectively, and $20 and $115 during the thirteen and thirty-nine weeks ended November 3, 2013, respectively.

We paid board compensation of $59 and $176 during the thirteen and thirty-nine weeks ended November 2, 2014 and November 3, 2013, respectively, to David Jones and Alan Lacy, two board members who serve as senior advisors to the Oak Hill Funds.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Interim financial statements—The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We are a seasonal business, therefore operating results for the thirty-nine weeks ended November 2, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the year ending February 1, 2015. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended February 2, 2014, included in our prospectus filed with the SEC pursuant to Rule 424(b) (4) under the Securities Act of 1933 on October 14, 2014.

The financial statements include our accounts after elimination of all significant intercompany balances and transactions. All dollar amounts are presented in thousands, unless otherwise noted, except share amounts.

Concentration of Credit Risk—Financial instruments which potentially subject us to a concentration of credit risk are cash and cash equivalents. We currently maintain our day-to-day operating cash balances with major financial institutions. At times, our operating cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. From time to time, we invest temporary excess cash in overnight investments with expected minimal volatility, such as money market funds. Although we maintain balances that exceed the FDIC insured limit, we have not experienced any losses related to this balance, and we believe credit risk to be minimal.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. This guidance is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial position and results of operations.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following:

	November 2, 2014	February 2, 2014
Compensation and benefits	$18,666	$14,459
Deferred amusement revenue	16,107	14,047
Rent	10,059	9,040
Amusement redemption liability	10,026	9,707
Property taxes	5,233	3,159
Deferred gift card revenue	4,687	4,709
Sales and use tax	3,723	4,408
Current portion of long-term insurance reserves	3,358	3,358
Accrued interest	418	4,214
Other	11,210	7,278

Total accrued liabilities	$83,487	$74,379

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Note 3: Long-Term Debt

Long-term debt consisted of the following:

	November 2, 2014	February 2, 2014
New senior secured credit facility—term	$430,000	$—
Repaid Debt:
Senior secured credit facility—term	—	144,375
Senior notes	—	200,000
Senior discount notes	—	180,790

Total debt outstanding	430,000	525,165
Less:
Unamortized debt discount—new senior secured credit facility	(1,024)	—
Unamortized debt discount—senior secured credit facility	—	(550)
Unamortized debt discount—senior discount notes	—	(38,938)
Current installments	—	(1,500)

Long-term debt, less current installments, net of unamortized discount	$428,976	$484,177

New Senior Secured Credit Facility—D&B Holdings together with Dave & Buster’s, Inc. entered into a senior secured credit facility that provides a $530,000 term loan facility with a maturity date of July 25, 2020 and a $50,000 revolving credit facility with a maturity date of July 25, 2019. The $50,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $5,000 swingline sub-facility. The revolving credit facility will be used to provide financing for general purposes.

The senior secured credit facility is secured by the assets of Dave & Buster’s, Inc. and is unconditionally guaranteed by each of its direct and indirect, existing and future domestic subsidiaries (with certain agreed-upon exceptions). The Company originally received proceeds from the term loan facility of $528,675, net of a $1,325 discount. The discount is being amortized to interest expense over the six-year life of the term loan facility.

Following the IPO, we repaid $100,000 principal amount of term loan facility. This payment was applied to the future quarterly payments required by the credit agreement. No principal payments are required until the maturity of the credit facility on July 25, 2020. In conjunction with the repayment, we incurred a loss on extinguishment charge of $1,586, consisting of the write-off of unamortized deferred debt issuance cost and unamortized discount related to the portion of the term loan that was repaid. This loss is included in the “Loss on debt retirement” in the Consolidated Statement of Comprehensive Loss.

As of November 2, 2014, we had no borrowings under the revolving credit facility, borrowings of $430,000 ($428,976, net of discount) under the term loan facility and $5,822 in letters of credit outstanding. We believe that the carrying amount of our term loan facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s new senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under our new senior secured credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a secured leveraged ratio, at LIBOR plus a spread ranging from 3.25% to 3.5% for the term loans and LIBOR plus a spread ranging from 3.0% to 3.5% for the revolving loans. The interest rate on the term loan facility at November 2, 2014 was 4.5%.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Proceeds from the new senior secured credit facility were used as follows:

Repayment of Dave & Buster’s, Inc. senior credit facility
Outstanding principal	$143,509
Accrued and unpaid interest	460
Legal expenses	41

144,010

Repayment of Dave & Buster’s, Inc. 11% senior notes
Outstanding principal	200,000
Accrued and unpaid interest	3,239
Premium for early redemption	11,000
Additional interest paid to trustee	1,833

216,072

Repayment of Dave & Buster’s Parent, Inc. (now known as D&B Entertainment) 12.25% senior discount notes
Issue price outstanding, net of original issue discount	100,000
Previously accreted interest expense	41,852
Current year interest accretion included in interest expense, net	8,341
Premium for early redemption	4,646
Additional interest paid to trustee	1,478

156,317

Total payments to retire prior debt	516,399

Payments of costs associated with new debt issuance	8,212
Administrative fee paid to administrative agent	31

8,243

Retained cash	4,033

Total proceeds	$528,675

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

The loss on debt retirement is comprised of the following:

Non-cash charges
Loss on refinancing
Unamortized debt issuance cost	$6,559
Unamortized debt discount	435
Loss on early repayment
Unamortized debt issuance cost	1,347
Unamortized debt discount	239

8,580

Direct costs associated with debt retirement
Premium for early redemption:
Dave & Buster’s, Inc. senior notes	11,000
D&B Entertainment senior discount notes	4,646
Additional interest paid to trustee:
Dave & Buster’s, Inc. senior notes	1,833
D&B Entertainment senior discount notes	1,478
Legal expenses	41

18,998

Loss on debt retirement	$27,578

Our new senior secured credit facility contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, make initial capital expenditures in relation to new stores, declare dividends, acquire other businesses or sell assets. In addition, under our senior secured credit facility, we are required to meet a maximum total leverage ratio if outstanding revolving loans and letters of credit (other than letters of credit that have been backstopped or cash collateralized) are in excess of 30% of the outstanding revolving commitments. As of November 2, 2014, we were not required to maintain any of the financial ratios under the senior secured credit facility and we were in compliance with the other restrictive covenants.

The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks Ended November 2, 2014	Thirteen Weeks Ended November 3, 2013
Dave & Buster’s, Inc. debt-based interest expense	$5,956	$7,319
D&B Entertainment interest accretion	—	4,074
Amortization of issuance cost and discount	406	792
Interest income	(69)	(69)
Less capitalized interest	(163)	(98)

Total interest expense, net	$6,130	$12,018

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
Dave & Buster’s Inc. debt-based interest expense	$20,129	$22,363
D&B Entertainment interest accretion	8,341	11,768
Amortization of issuance cost and discount	1,962	2,397
Interest income	(204)	(209)
Less capitalized interest	(402)	(440)

Total interest expense, net	$29,826	$35,879

Future debt obligations—The following table sets forth our future debt principal payment obligations as of:

November 2, 2014
1 year or less	$—
2 years	—
3 years	—
4 years	—
5 years	—
Thereafter	430,000

Total future payments	$430,000

Note 4: Income Taxes

The benefit for income taxes is as follows:

	Thirteen Weeks Ended November 2, 2014	Thirteen Weeks Ended November 3, 2013
Current expense (benefit):
Federal	$399	$3,473
Foreign	(3)	(20)
State and local	842	(1,316)
Deferred benefit	(3,445)	(4,887)

Total benefit for income taxes	$(2,207)	$(2,750)

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

	Thirty-nine Weeks Ended November 2, 2014	Thirty-nine Weeks Ended November 3, 2013
Current expense (benefit):
Federal	$1,381	$2,788
Foreign	237	(42)
State and local	1,953	(191)
Deferred benefit	(8,065)	(2,997)

Total benefit for income taxes	$(4,494)	$(442)

We use the asset/liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. We also recognize liabilities for uncertain income tax positions for those items that meet the “more likely than not” threshold.

In assessing the realizability of deferred tax assets we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, as of November 2, 2014, we have established a valuation allowance of $923 for deferred tax assets associated with state taxes and uncertain tax positions. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and tax credit carryforwards become deductible.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of federal and state tax regulations. As a result, we have established accruals for taxes that may become payable in future years due to audits by tax authorities. Tax accruals are reviewed regularly pursuant to accounting guidance for uncertainty in income taxes. Tax accruals are adjusted as events occur that affect the potential liability for taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, the issuance of statutory or administrative guidance, or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax accruals in the future, if or when such events occur.

As of November 2, 2014, we have accrued approximately $457 of unrecognized tax benefits and approximately $316 of penalties and interest. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $330 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company expects to utilize approximately $6,558 of available federal tax credit carryforwards to offset our estimated consolidated cash tax liability for the 2014 fiscal year. We anticipate having approximately $3,267 of federal tax credit carryforwards at February 1, 2015, including $2,886 of general business credits and $381 of Alternative Minimum Tax (“AMT”) credit carryforwards. There is a 20-year carryforward on general business credits and AMT credits can be carried forward indefinitely.

Note 5: Commitments and Contingencies

We are subject to certain legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to such legal proceedings and claims will not materially affect the consolidated results of our operations or our financial condition.

On November 14, 2013, Dave & Buster’s, Inc. filed a complaint in federal court seeking declaratory and injunctive relief related to actions taken by a landlord attempting to terminate the lease agreement for our Bethesda store. The landlord alleged that the Company was in default of certain lease agreement provisions which restrict our ability to operate other Dave & Buster’s facilities within a prescribed distance of the Bethesda location. We believed that the lease provisions cited by the landlord were not legally enforceable and that the Company had the right to operate all facilities for the duration of the original lease term and any available lease extension periods. On July 21, 2014, the court issued its final ruling against the Company and the Bethesda store permanently closed on August 12, 2014. All our fixed assets from the Bethesda store are either fully depreciated or transferred to other locations. As with past store closures, we have experienced customer migration to other stores within the same market.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Certain leases also have provisions for additional percentage rentals based on revenues.

The following table sets forth our lease commitments as of November 2, 2014:

1 year or less	$58,833
2 years	63,676
3 years	62,553
4 years	61,138
5 years	58,219
Thereafter	430,159

Total future payments	$734,578

We have signed operating lease agreements for our stores located in Albuquerque, New Mexico, Clackamas (Portland), Oregon and Greenville, South Carolina which opened for business on November 3, 2014, November 10, 2014 and November 17, 2014, respectively. In addition we also have signed lease agreements for future sites located in Woburn (Boston), Massachusetts, Pelham, New York and Euless (Dallas), Texas. The landlord has fulfilled the obligations to commit us to the lease terms and therefore, the future obligations related to these locations are included in the table above.

As of November 2, 2014, we have signed eleven lease agreements which contain certain landlord obligations which remain unfulfilled as of that date. Our commitments under these agreements are contingent upon, among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 6: Earnings per share

Basic earnings per share (“EPS”) represents net loss divided by the weighted average number of common shares outstanding during the period. Diluted EPS represents net loss divided by the basic weighted average number of common shares plus, if dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental common shares issuable upon the exercise of outstanding stock options. The dilutive effect of potential common shares is determined using the treasury stock method.

The following tables set forth the computation of EPS, basic and diluted, for the periods indicated:

	Thirteen Weeks Ended November 2, 2014	Thirteen Weeks Ended November 3, 2013
Numerator:
Net loss	$(4,607)	$(10,160)
Denominator:
Basic weighted average common shares outstanding	34,881,763	33,186,273
Potential common shares for stock options	—	—
Diluted weighted average common shares outstanding	34,881,763	33,186,273
Net loss per share:
Basic	$(0.13)	$(0.31)
Diluted	$(0.13)	$(0.31)

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
Numerator:
Net loss	$(7,024)	$(2,708)
Denominator:
Basic weighted average common shares outstanding	33,763,436	33,186,273
Potential common shares for stock options	—	—
Diluted weighted average common shares outstanding	33,763,436	33,186,273
Net Loss per share:
Basic	$(0.21)	$(0.08)
Diluted	$(0.21)	$(0.08)

As of November 2, 2014 and November 3, 2013, respectively, we had approximately 4,441,257 and 2,102,952 stock option awards outstanding under the Dave & Buster’s Entertainment, Inc. 2010 Management Incentive Plan (the “2010 Stock Incentive Plan”) which were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. In connection with the IPO, all unvested performance-based stock options were modified and became fully vested. As of November 3, 2013, 420,772 unvested Adjusted EBITDA performance-based stock options and 1,528,538 unvested internal rate of return performance-based stock options granted under the 2010 Stock Incentive Plan were not included in the earnings per share calculation as they did not meet the criteria for inclusion per GAAP guidance.

Note 7: Equity-based Compensation

In June 2010 the members of D&B Entertainment board of directors approved the 2010 Stock Incentive Plan, which provides for the granting of options to acquire stock in D&B Entertainment to certain of our employees, outside directors and consultants. The options are subject to either time-based vesting or performance-based vesting. As a result of the IPO, all unvested performance based shares were modified and fully vested. We recognized compensation expense of $859 during the thirteen weeks ended November 2, 2014 related to the accelerated vesting of these performance-based options. All time-based options will continue to vest under the existing vesting schedule. As a result of the performance-based options fully vesting, we re-evaluated our forfeiture assumptions and recognized additional compensation expense of $221 during the thirteen weeks ended November 2, 2014.

In connection with the IPO, we adopted the 2014 Omnibus Incentive Plan (the “2014 Stock Incentive Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and cash-based awards. The number of shares of common stock available for issuance under the 2014 Stock Incentive Plan may not exceed 3,100,000. During the thirteen weeks ended November 2, 2014, 444,969 options to purchase our common stock at an exercise price equal to the initial public offering price ($16.00) were granted under the 2014 Stock Incentive Plan. Half of the options will vest three years after the grant date and the other half will vest four years after the grant date. The fair value of these stock options was estimated using the Black-Scholes option valuation model, which relied on the following assumptions: expected volatility (51.29%), expected dividend yield (0%), expected weighted-average term of the awards (6.75 years); risk-free interest rate (based on U.S. Treasury rates) (1.96%) and estimated fair value at the grant date ($16.00).

We recognized equity-based compensation as a component of general and administrative expenses of $1,361 and $287 during the thirteen weeks ended November 2, 2014 and November 3, 2013, respectively, and $1,864 and $909 during the thirty-nine weeks ended November 2, 2014 and November 3, 2013, respectively. Of the total equity-based compensation recognized in the thirty-nine weeks ended November 2, 2014, $64 is related to stock options granted at the date of the IPO. As of November 2, 2014, total unrecognized compensation expense related to non-vested stock awards, including an estimate for pre-vesting forfeitures was $4,009, which is expected to be recognized over a weighted-average period of 3.9 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our final prospectus filed on October 14, 2014. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this quarterly report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report as a result of various factors, including those set forth in the section entitled “Risk Factors” in our final prospectus filed on October 14, 2014. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

General

We are a leading owner and operator of high-volume venues in North America that combine dining and entertainment for both adults and families. Founded in 1982, the core of our concept is to offer our customers the opportunity to “Eat Drink Play and Watch” all in one location. Eat and Drink are offered through a full menu of “Fun American New Gourmet” entrées and appetizers and a full selection of non-alcoholic and alcoholic beverages. Our Play and Watch offerings provide an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. Our customers are a balanced mix of men and women, primarily aged between 21 and 39, and we believe we also serve as an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

Our stores average 44,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

Growth Strategies and Outlook

We plan to execute the following strategies to continue to enhance our brand awareness and grow our revenue:

•	Pursue new store growth;

•	Grow our comparable stores sales; and

•	Expand the Dave & Buster’s brand internationally.

We intend for new store expansion to be a key growth driver. Our long-term plan is to open new stores at an annual rate of approximately 10% of our existing stores. During the first thirty-nine weeks of fiscal 2014, we opened five new stores. As of November 2, 2014, there were 70 company-owned stores in the United States and Canada. We opened new stores in Albuquerque, New Mexico on November 3, 2014, Clackamas (Portland), Oregon on November 10, 2014 and Greenville, South Carolina on November 17, 2014. On August 12, 2014, we permanently closed our location in Kensington/Bethesda, Maryland (“Bethesda”). Revenues for our Bethesda store were $184 and $5,416 in the thirteen and thirty-nine weeks ended November 2, 2014, respectively and $2,589 and $8,973 in the thirteen and thirty-nine weeks ended November 3, 2013, respectively. Operating loss for the store was $14 for the thirteen weeks ended November 2, 2014 and operating income was $851 for the thirty-nine weeks ended November 2, 2014. Operating income was $455 and $2,109 for the same periods of fiscal 2013, respectively.

To increase comparable store sales we plan to provide our customers with the latest exciting games by updating approximately 10% of our games each year and targeting three new product launches per year in our food and beverage offerings. We also plan to leverage the D&B Sports concept by building awareness through national cable advertising and utilize our existing special events sales force and call center to attract new corporate customers. We plan to drive customer frequency by enhancing the in-store and out-of-store customer experience via digital and mobile strategic initiatives. To increase national awareness of our brand, we plan to continue to utilize national cable television and radio advertising, local store marketing programs and our customer loyalty program.

We believe that in addition to the growth potential that exists in North America, the Dave & Buster’s brand can also have significant appeal in certain international markets. Our goal is to sign an agreement with our first international partner by the end of fiscal 2014, and we are targeting our first international opening outside of Canada in fiscal 2016.

We believe that we are well positioned for growth with a corporate infrastructure that can support a larger store base than we currently have, and that we will benefit from economies of scale as we expand.

Key Events

On June 1, 2010, Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”), a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”) acquired all of the outstanding common stock of Dave & Buster’s Holding, Inc. (“D&B Holdings”) from Wellspring Capital Partners III, L.P and HBK Main Street Investors L.P. In connection therewith, Games Merger Corp., a newly-formed Missouri corporation and an indirect wholly-owned subsidiary of D&B Entertainment, merged with and into D&B Holdings’ wholly-owned, direct subsidiary, Dave & Buster’s, Inc. (with Dave & Buster’s, Inc. being the surviving corporation in the merger).

On October 9, 2014, we amended our certificate of incorporation to increase our authorized share count to 450,000,000 shares of stock, including 400,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value of $0.01 per share and to split our common stock 224.9835679 for 1. On October 16, 2014, we amended and restated our certificate of incorporation in its entirety.

On October 9, 2014, we completed our initial public offering of 5,882,353 shares of common stock at a price to the public of $16.00 per share. On October 10, 2014, the Company’s common stock began trading on the NASDAQ Global Market under the ticker symbol “PLAY”. We had granted the underwriters an option for a period of 30 days to purchase an additional 882,352 shares of our common stock which was exercised in full on October 21, 2014. After underwriting discounts and commissions and offering expenses, we received net proceeds from the initial public offering (the “IPO”) of approximately $98,573. We used these proceeds to repay a portion of the principal amount of term loan debt outstanding under the new senior secured credit facility.

As a result of the IPO and the repayment of a portion of our new senior credit facility, we expect to have lower interest expense, but we also expect to incur incremental costs as a public company. Incremental costs include legal, accounting, insurance and other compliance costs.

Following the issuance of the shares sold in the IPO, the Company had a total of 39,969,233 common shares outstanding and no preferred shares outstanding as of November 2, 2014.

As a result of the IPO, the Oak Hill Funds beneficially own 79.2% of our outstanding common stock and have the right to appoint certain members of our Board of Directors. Certain members of our Board of Directors and management control approximately 3.7% of our outstanding common stock. The remaining 17.1% is owned by the public.

D&B Entertainment has no material assets or operations other than 100% ownership of the outstanding common stock of D&B Holdings. D&B Holdings has no material assets or operations other than 100% ownership of the outstanding common stock of Dave & Buster’s, Inc. As such, the following discussion, unless specifically identified otherwise, addresses the operations of Dave & Buster’s, Inc.

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable Store Sales—Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 57 and 55 stores as of November 2, 2014 and November 3, 2013, respectively.

New Store Openings—Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models.

Our new stores typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store volumes in year two to be 15% to 20% lower and our Store-level Adjusted EBITDA margins to be two to five percentage points lower in the second full year of operations than our year one targets, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store and the seasonality of our business, the number and timing of new store openings will result in significant fluctuations in quarterly results.

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles (“GAAP”), we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Store-level EBITDA, Store-level EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin. These non-GAAP measures are not measurements of our operating or financial performance under GAAP and should not be considered as an alternative to performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as measures of our liquidity. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we used these non-GAAP measures as a measure to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA and Adjusted EBITDA margin do not take into account a number of significant items, including our interest expense and depreciation and amortization expense. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. In addition, Adjusted EBITDA excludes pre-opening costs and adjustments for changes in the accruals for deferred amusement revenue and ticket liability, which we expect customers to redeem in future periods and which may be important in analyzing our GAAP results. Our calculations of Adjusted EBITDA adjust for these amounts because they vary from period to period and do not directly relate to the ongoing operations of the current underlying business of our stores and therefore complicate comparison of underlying business between periods. Nevertheless, because of the limitations described above management does not view Adjusted EBITDA in isolation and also uses other measures, such as net sales, gross margin, operating income and net income (loss), to measure operating performance.

Store-level EBITDA and Store-level EBITDA Margin—We define “Store-level EBITDA” as net income (loss), plus interest expense (net), loss on debt retirement, provision (benefit) for income taxes, depreciation and amortization expense, general and administrative expenses and pre-opening costs. We use Store-level EBITDA to measure operating performance and returns from opening new stores. “Store-level EBITDA Margin” is defined as Store-level EBITDA divided by total revenues. Store-level EBITDA Margin allows us to evaluate operating performance of each store across stores of varying size and volume.

We believe that Store-level EBITDA is another useful measure of evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store-level, and the costs of opening new stores, which are non-recurring at the store-level, and thereby enables the comparability of the operating performance of our stores for the periods presented. We also believe that Store-level EBITDA is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency and performance, and we use Store-level EBITDA as a means of evaluating store financial performance compared with our competitors. However, because this measure excludes significant items such as general and administrative expenses and pre-opening costs, as well as our interest expense and depreciation and amortization expense, which are important in evaluating our consolidated financial performance from period to period, the value of this measure is limited as a measure of our consolidated financial performance.

Adjusted EBITDA—We define “Adjusted EBITDA” as net income (loss), plus interest expense (net), loss on debt retirement, provision (benefit) for income taxes, depreciation and amortization expense, loss on asset disposal, share-based compensation, currency transaction (gain) loss, pre-opening costs, reimbursement of affiliate and other expenses, change in deferred amusement revenue and ticket liability estimations, transaction costs and other.

Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our operating performance and our capacity to incur and service debt and fund capital expenditures. We believe that Adjusted EBITDA is used by many investors, analysts and rating agencies as a measure of performance. In addition, Adjusted EBITDA is approximately equal to “EBITDA” as defined in our new senior credit facility and our presentation of Adjusted EBITDA is consistent with that reported to our lenders to allow for leverage-based assessments. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA is also a metric utilized to measure performance-based bonuses paid to our executive officers and certain managers.

Adjusted EBITDA Margin—“Adjusted EBITDA Margin” represents Adjusted EBITDA divided by total revenues. Adjusted EBITDA Margin allows us to evaluate our overall operating performance by excluding the impact of varying revenue volumes.

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarter consists of 13 weeks, except for a 53 week year when the fourth quarter consists of 14 weeks. All references to the third quarter of 2014 relate to the thirteen week period ended November 2, 2014. All references to the third quarter of 2013 relate to the thirteen week period ended November 3, 2013. All references to the year-to-date fiscal year 2014 period relate to the thirty-nine week period ended November 2, 2014. All references to the year-to-date fiscal year 2013 period relate to the thirty-nine week period ended November 3, 2013. Both our 2014 fiscal year and 2013 fiscal year consist of 52 weeks. All dollar amounts are presented in thousands.

Key Line Item Descriptions

Revenues—Total revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the thirteen weeks ended November 2, 2014, we derived 31.8% of our total revenue from food sales, 16.0% from beverage sales, 51.5% from amusement sales and 0.7% from other sources. For the thirty-nine weeks ended November 2, 2014, we derived 32.3% of our total revenue from food sales, 15.1% from beverage sales, 51.8% from amusement sales and 0.8% from other sources. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. Comparable store sales growth can be generated by increases in average dollars spent per customer and improvements in customer traffic and mix.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully licensed facilities, which means that we offer full beverage service, including alcoholic beverages, throughout each store.

Our stores also offer an extensive array of amusements and entertainment options, with typically over 150 redemption and simulation games. We also offer traditional pocket billiards and shuffleboard. Redemption games offer our customers the opportunity to win tickets that can be redeemed for prizes in the “Winner’s Circle,” ranging from branded novelty items to high-end home electronics. Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. We review the amount of game play on existing amusements in an effort to match amusements availability with customer preferences. We intend to continue to invest in new games as they become available and prove to be attractive to our customers. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings including our Eat & Play Combo (a promotion that provides a discounted Power Card in combination with select entrées), Super Charge Power Card offerings (when purchasing or adding value to a Power Card, the customer is given the opportunity to add 25% more chips to the Power Card for a small upcharge), Half-Price Game Play (every Wednesday, from open to close, we reduce the price of every game in the Midway by one-half), Everyone’s a Winner (a limited-time offer providing a prize to every customer that purchases or adds value to a Power Card in the amount of $10 or more). We also offer various food and beverage discounts during key sports viewing times. In addition, from time to time we have limited time offers which allow our customers to play certain new games for free as a way to introduce those new games.

The special events portion of our business represented 10.1% of our total revenues in the thirty-nine weeks ended November 2, 2014. We believe our special events business is an important sampling and promotional opportunity for our customers because many customers are experiencing Dave & Buster’s for the first time. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products—Cost of products includes the cost of food, beverages and the “Winner’s Circle” redemption items. For the thirteen weeks ended November 2, 2014, the cost of food products averaged 27.0% of food revenue and the cost of beverage products averaged 23.8% of beverage revenue. The amusement and other cost of products averaged 14.2% of amusement and other revenues. For the thirty-nine weeks ended November 2, 2014, the cost of food products averaged 26.6% of food revenue and the cost of beverage products averaged 23.9% of beverage revenue. The amusement and other cost of products averaged 13.9% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits—Operating payroll and benefits consist of wages, employer taxes and benefits for store personnel. We continually review the opportunity for efficiencies, principally through scheduling refinements.

Other store operating expenses—Other store operating expenses consist primarily of store-related occupancy, supply and outside service expenses, utilities, repair and maintenance and marketing and promotional costs.

General and administrative expenses—General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters.

Depreciation and amortization expense—Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives.

Pre-opening costs—Pre-opening costs include costs associated with the opening and organizing of new stores, including pre-opening rent (rent expense recognized during the period between date of possession and the store’s opening date), staff training and recruiting, and travel costs for employees engaged in such pre-opening activities.

Interest expense—Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, net of any interest income earned.

Loss on debt retirement—Loss on debt retirement consists of the write-off of unamortized loan costs and original issue discount and other fees associated with the refinancing of our debt. It also includes losses associated with the early repayment of debt with proceeds from our IPO.

Benefit for income taxes—Benefit for income taxes represents federal, state, and foreign current and deferred income tax provision.

Liquidity and cash flows—The primary source of cash flow is from our operating activities and availability under the revolving credit facility.

Store-level variability, quarterly fluctuations, seasonality, and inflation—We have historically operated stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs.

We also expect seasonality to be a factor in the operation or results of the business in the future with higher first and fourth quarter revenues associated with the spring and year-end holidays. These quarters will continue to be susceptible to the impact of severe weather on customer traffic and sales during that period. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to the other quarters.

We expect that volatile economic conditions will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although there is no assurance that our cost of products will remain stable or that federal or state minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increases or minimum wage rate increases are expected to be partially offset by selected menu price increases where competitively appropriate.

Thirteen Weeks Ended November 2, 2014 Compared to Thirteen Weeks Ended November 3, 2013

Results of Operations—The following tables set forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income (loss).

	Thirteen Weeks Ended November 2, 2014		Thirteen Weeks Ended November 3, 2013
Food and beverage revenues	$78,179	47.8%	$69,236	48.6%
Amusement and other revenues	85,295	52.2	73,094	51.4

Total revenues	163,474	100.0	142,330	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	20,249	25.9	17,715	25.6
Cost of amusement and other (as a percentage of amusement and other revenues)	12,091	14.2	10,992	15.0

Total cost of products	32,340	19.8	28,707	20.2
Operating payroll and benefits	41,237	25.2	36,170	25.4
Other store operating expenses	56,298	34.4	51,346	36.1
General and administrative expenses	11,393	7.0	8,983	6.3
Depreciation and amortization expense	17,648	10.8	15,683	11.0
Pre-opening costs	3,650	2.2	2,333	1.6

Total operating costs	162,566	99.4	143,222	100.6

Operating income (loss)	908	0.6	(892)	(0.6)
Interest expense, net	6,130	3.8	12,018	8.5
Loss on debt retirement	1,592	1.0	—	—

Loss before benefit for income taxes	(6,814)	(4.2)	(12,910)	(9.1)
Benefit for income taxes	(2,207)	(1.4)	(2,750)	(2.0)

Net loss	$(4,607)	(2.8)%	$(10,160)	(7.1)%

Change in comparable store sales (1)		8.7%		2.4%
Company owned stores open at end of period (2)		70		64
Comparable stores open at end of period (1)		57		55

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Fiscal 2014 comparable store sales exclude sales from our Bethesda location, which permanently closed on August 12, 2014.
(2)	Our Bethesda location (which permanently closed on August 12, 2014) is included in the store count for fiscal 2013.

Reconciliations of Non-GAAP Financial Measures—Store-level EBITDA Margin

The following table reconciles Net loss to Store-level EBITDA for the thirteen weeks ended November 2, 2014 and November 3, 2013:

	Thirteen Weeks Ended November 2, 2014	Thirteen Weeks Ended November 3, 2013
Net loss	$(4,607)	$(10,160)
Interest expense, net	6,130	12,018
Loss on debt retirement	1,592	—
Benefit for income tax	(2,207)	(2,750)
Depreciation and amortization expense	17,648	15,683
General and administrative expenses	11,393	8,983
Pre-opening costs	3,650	2,333

Store-level EBITDA	$33,599	$26,107

Store-level EBITDA Margin	20.6%	18.3%

Reconciliations of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA

The following table reconciles Net loss to EBITDA and Adjusted EBITDA for the thirteen weeks ended November 2, 2014 and November 3, 2013:

	Thirteen Weeks Ended November 2, 2014	Thirteen Weeks Ended November 3, 2013
Net loss	$(4,607)	$(10,160)
Interest expense, net	6,130	12,018
Loss on debt retirement	1,592	—
Benefit for income tax	(2,207)	(2,750)
Depreciation and amortization expense	17,648	15,683

EBITDA	18,556	14,791
Loss on asset disposal	645	1,245
Share-based compensation	1,361	286
Currency transaction loss	16	34
Pre-opening costs	3,650	2,333
Reimbursement of affiliate and other expenses (1)	169	178
Change in deferred amusement revenue and ticket liability (2)	(169)	881
Transaction and other costs (3)	355	26

Adjusted EBITDA	$24,583	$19,774

Adjusted EBITDA Margin	15.0%	13.9%

(1)	Represents fees and expenses paid directly to our Board of Directors and certain non-recurring payments to management and compensation consultants. It also includes the reimbursement of expenses made to Oak Hill Capital Management, LLC in the amount of $7 and $20 in the thirteen weeks ended November 2, 2014 and November 2, 2013, respectively.
(2)	Represents quarterly increases or decreases to accrued liabilities established for future amusement game play and the fulfillment of tickets won by customers on our redemption games.
(3)	Primarily represents costs related to capital market transactions and store closure costs.

Capital additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for tenant improvement allowances received or receivable from landlords.

	Thirteen Weeks Ended November 2, 2014	Thirteen Weeks Ended November 3, 2013
New stores	$32,951	$23,201
Operating initiatives	2,035	2,938
Games	561	1,386
Maintenance	3,595	4,135

Total capital additions	$39,142	$31,660

Tenant improvement allowances	$7,401	$2,987

Revenues

Total revenues increased $21,144, or 14.9%, in the third quarter of 2014 compared to the third quarter of 2013.

The increased revenues were derived from the following sources:

Non-comparable stores	$10,324
Comparable stores	10,739
Other	81

Total	$21,144

Comparable store revenue increased $10,739, or 8.7%, in the third quarter of 2014 compared to the third quarter of 2013. Comparable store walk-in revenues, which accounted for 89.6% of consolidated comparable store revenue in the third quarter of 2014, increased $10,131, or 9.1% compared to the third quarter of 2013. The increase in comparable walk in sales is attributable to strong marketing initiatives including national advertising featuring our “Summer of Games” promotion early in the quarter, as well as continued advertising during sporting events. Comparable store special events revenues, which accounted for 10.4% of consolidated comparable store revenue in the third quarter of 2014, increased $608 or 4.5% compared to the third quarter of 2013.

Food sales at comparable stores increased by $1,770, or 4.3%, to $43,018 in the third quarter of 2014 from $41,248 in the third quarter of 2013. Beverage sales at comparable stores increased by $2,202, or 11.2%, to $21,797 in the third quarter of 2014 from $19,595 in the third quarter of 2013. Comparable store amusement and other revenues in the third quarter of 2014 increased by $6,767, or 10.7%, to $70,074 from $63,307 in the third quarter of 2013. The growth over 2013 in amusement sales was driven by increased national advertising highlighting our amusement products, our “Half-Price Game Play Wednesdays” offer and Power Card up-sell initiatives.

Non-comparable store revenue increased $10,324, or 57.5%, in the third quarter of 2014 compared to the third quarter of 2013. The increase in non-comparable store revenue was primarily driven by 75 additional store weeks contributed by our seven stores opened subsequent to the third quarter of fiscal 2013 (two opened in fiscal 2013 and five opened in fiscal 2014) compared to the third quarter of fiscal 2013. This increase was partially offset by decreased revenue at our Bethesda store which permanently closed on August 12, 2014 and our second and third quarter 2013 openings coming out of the “honeymoon” period.

Our revenue mix was 31.8% for food, 16.0% for beverage, and 52.2% for amusements and other for the third quarter of 2014. This compares to 33.1%, 15.5%, and 51.4%, respectively, for the third quarter of 2013.

Cost of products

Cost of food and beverage products increased to $20,249 in the third quarter of 2014 compared to $17,715 in the third quarter of 2013 due primarily to the increased sales volume described above. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 30 basis points to 25.9% for the third quarter of 2014 from 25.6% for the third quarter of 2013. The increase in the cost of food and beverage as a percentage of revenues is primarily due to increased cost in our meat and seafood category partially offset by price increases in beverage.

Cost of amusement and other increased to $12,091 in the third quarter of 2014 compared to $10,992 in the third quarter of 2013. The costs of amusement and other, as a percentage of amusement and other revenues decreased 80 basis points to 14.2% for the third quarter of 2014 from 15.0% for the third quarter of 2013. This decrease was driven by a favorable experience in our redemption ticket liability reserves offset by an increase in the redemption mix to higher cost “Winner’s Circle” items.

Operating payroll and benefits

Operating payroll and benefits increased by $5,067, or 14.0%, to $41,237 in the third quarter of 2014 compared to $36,170 in the third quarter of 2013, primarily due to new store openings. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 20 basis points to 25.2% for the third quarter of 2014 compared to 25.4% for the third quarter of 2013. The decrease in operating payroll and benefits, as a percentage of revenues was driven primarily by improved hourly and management labor partially offset by increased incentive compensation and higher health insurance costs experience.

Other store operating expenses

Other store operating expenses increased by $4,952, or 9.6%, to $56,298, in the third quarter of 2014 compared to $51,346 in the third quarter of 2013, primarily due to new store openings. Other store operating expenses as a percentage of total revenues decreased 170 basis points to 34.4% in the third quarter of 2014 compared to 36.1% for the same period of 2013, due primarily to favorable leverage of operating costs on increased revenue. This favorable leverage was principally driven by fixed occupancy costs.

General and administrative expenses

General and administrative expenses increased by $2,410, or 26.8%, to 11,393 in the third quarter of 2014 compared to $8,983 in the third quarter of 2013. The increase in general and administrative expenses was significantly impacted by share-based compensation charges totalling $1,080 related to the modification of vesting requirements and forfeiture assumptions on grants made prior to our IPO. Additionally, increased incentive compensation expense, increased labor costs at our corporate headquarters and cost associated with our IPO resulted in higher expense levels than the comparable prior year period. General and administrative expenses, as a percentage of total revenues, increased 70 basis points to 7.0% in the third quarter of 2014 compared to 6.3% in the same period of 2013 for the same reasons noted above.

Depreciation and amortization expense

Depreciation and amortization expense increased by $1,965, or 12.5%, to $17,648 in the third quarter of 2014 compared to $15,683 in the third quarter of 2013. Increased depreciation on our 2013 and 2014 capital additions was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $1,317 to $3,650 in the third quarter of 2014 compared to $2,333 in the third quarter of 2013 due to the timing and increased number of new store openings.

Interest expense

Interest expense decreased by $5,888 to $6,130 in the third quarter of 2014 compared to $12,018 in the third quarter of 2013 due to the refinancing described in “Liquidity and Capital Resources”.

Loss on debt retirement

In the third quarter of 2014 the company wrote off $1,586 in unamortized debt costs related to the use of IPO proceeds and available cash balances to repay $100,000 principal amount of our new senior credit facility and recorded $6 in additional legal expenses in connection with the July 25, 2014 debt refinancing.

Income tax benefit

The income tax benefit for the third quarter of fiscal 2014 was $2,207 compared to an income tax benefit of $2,750 for the third quarter of fiscal 2013. Our effective tax rate differs from the statutory rate due to the deduction for FICA tip credits, state income taxes, the impact of certain expenses, which are not deductible for income tax purposes, and changes in the tax valuation allowance.

In assessing the realizability of deferred tax assets, at November 2, 2014 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a valuation allowance of $923 for deferred tax assets associated with state taxes and uncertain tax positions. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We follow established accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of November 2, 2014, we have accrued approximately $457 of unrecognized tax benefits and approximately $316 of penalties and interest. During the thirteen weeks ended November 2, 2014, we increased our unrecognized tax benefit by $6 and increased our accrual for interest and penalties by $8. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $330 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2009. We file a consolidated tax return with all our domestic subsidiaries.

We expect to utilize approximately $6,558 of available federal tax credit carryforwards to offset our estimated consolidated cash tax liability for the current fiscal year.

Thirty-Nine Weeks Ended November 2, 2014 Compared to Thirty-Nine Weeks Ended November 3, 2013

Results of Operations—The following tables set forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income (loss).

	Thirty-Nine Weeks Ended November 2, 2014		Thirty-Nine Weeks Ended November 3, 2013
Food and beverage revenues	$256,077	47.4%	$222,508	47.9%
Amusement and other revenues	283,605	52.6	241,700	52.1

Total revenues	539,682	100.0	464,208	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	65,939	25.7	55,988	25.2
Cost of amusement and other (as a percentage of amusement and other revenues)	39,335	13.9	35,255	14.6

Total cost of products	105,274	19.5	91,243	19.7
Operating payroll and benefits	126,357	23.4	108,716	23.4
Other store operating expenses	170,440	31.6	150,107	32.3
General and administrative expenses	31,462	5.8	26,905	5.8
Depreciation and amortization expense	52,321	9.7	49,333	10.6
Pre-opening costs	7,942	1.5	5,175	1.1

Total operating costs	493,796	91.5	431,479	92.9

Operating income	45,886	8.5	32,729	7.1
Interest expense, net	29,826	5.5	35,879	7.8
Loss on debt retirement	27,578	5.1	—	—

Loss before benefit for income taxes	(11,518)	(2.1)	(3,150)	(0.7)
Benefit for income taxes	(4,494)	(0.8)	(442)	(0.1)

Net loss	$(7,024)	(1.3)%	$(2,708)	(0.6)%

Change in comparable store sales (1)		6.2%		1.0%
Company owned stores open at end of period (2)		70		64
Comparable stores open at end of period (1)		57		55

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Fiscal 2014 comparable store sales exclude sales from our Bethesda location, which permanently closed on August 12, 2014.
(2)	Our Bethesda location (which permanently closed on August 12, 2014) is included in our store count for fiscal 2013.

Reconciliations of Non-GAAP Financial Measures—Store-level EBITDA Margin

The following table reconciles Net loss to Store-level EBITDA for the thirty-nine weeks ended November 2, 2014 and November 3, 2013:

	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
Net loss	$(7,024)	$(2,708)
Interest expense, net	29,826	35,879
Loss on debt retirement	27,578	—
Benefit for income tax	(4,494)	(442)
Depreciation and amortization expense	52,321	49,333
General and administrative expenses	31,462	26,905
Pre-opening costs	7,942	5,175

Store-level EBITDA	$137,611	$114,142

Store-level EBITDA Margin	25.5%	24.6%

Reconciliations of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA

The following table reconciles Net loss to EBITDA and Adjusted EBITDA for the thirty-nine weeks ended November 2, 2014 and November 3, 2013:

	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
Net loss	$(7,024)	$(2,708)
Interest expense, net	29,826	35,879
Loss on debt retirement	27,578	—
Benefit for income tax	(4,494)	(442)
Depreciation and amortization expense	52,321	49,333

EBITDA	98,207	82,062
Loss on asset disposal	1,267	2,183
Share-based compensation	1,864	908
Currency transaction (gain) loss	(4)	184
Pre-opening costs	7,942	5,175
Reimbursement of affiliate and other expenses (1)	472	552
Change in deferred amusement revenue and ticket liability (2)	2,378	3,371
Transaction and other costs (3)	1,516	177

Adjusted EBITDA	$113,642	$94,612

Adjusted EBITDA Margin	21.1%	20.4%

(1)	Represents fees and expenses paid directly to our Board of Directors and certain non-recurring payments to management and compensation consultants. It also includes the reimbursement of expenses made to Oak Hill Capital Management, LLC in the amount of $41 and $115 in the thirty-nine weeks ended November 2, 2014 and November 3, 2013, respectively.
(2)	Represents year-to-date increases or decreases to accrued liabilities established for future amusement game play and the fulfillment of tickets won by customers on our redemption games.
(3)	Primarily represents costs related to capital market transactions and store closure costs.

Capital additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for tenant improvement allowances received or receivable from landlords.

	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
New store	$63,033	$50,576
Operating initiatives	11,955	16,032
Games	8,162	7,770
Maintenance	8,717	8,389

Total capital additions	$91,867	$82,767

Tenant improvement allowances	$14,855	$5,587

Revenues

Total revenues increased $75,474, or 16.3%, in the thirty-nine weeks ended November 2, 2014 compared to the thirty-nine weeks ended November 3, 2013.

The increased revenues were derived from the following sources:

Non-comparable stores	$49,864
Comparable stores	26,447
Other	(837)

Total	$75,474

Comparable store revenue increased $26,447, or 6.2% in the thirty-nine weeks ended November 2, 2014 compared to the thirty-nine weeks ended November 3, 2013. Comparable store walk-in revenues, which accounted for 89.5% of consolidated comparable store revenue in the thirty-nine weeks ended November 2, 2014, increased $24,265, or 6.4% compared to the same period of 2013. The increase in comparable walk-in sales is attributable to strong marketing initiatives including continued advertising during sporting events and the addition of a new cable television network to our national media campaign. Comparable store special events revenues, which accounted for 10.5% of consolidated comparable store revenue in the thirty-nine weeks ended November 2, 2014, increased $2,182, or 4.8% compared to the comparable period in 2013.

Food sales at comparable stores increased by $4,448, or 3.1%, to $145,736 in the thirty-nine weeks ended November 2, 2014 from $141,288 in the same period of 2013. Beverage sales at comparable stores increased by $5,826, or 9.2%, to $68,854 in the thirty-nine weeks ended November 2, 2014 from $63,028 in the thirty-nine weeks ended November 3, 2013. Comparable store amusement and other revenues in the thirty-nine weeks ended November 2, 2014 increased by $16,173, or 7.3%, to $237,034 from $220,861 in the thirty-nine weeks ended November 3, 2013. The growth over 2013 in amusement sales was driven by increased national advertising highlighting our amusement products, our “Half-Price Game Play Wednesdays” offer and Power Card up-sell initiatives.

Non-comparable store revenue increased $49,864, or 126.0%, in the thirty-nine weeks ended November 2, 2014 compared to the thirty-nine weeks ended November 3, 2013. The increase in non-comparable store revenue was primarily driven by 266 additional store weeks contributed by our 2013 and 2014 store openings compared to the similar period in fiscal 2013. This increase was partially offset by revenue decreases in our stores opened in the second and third quarters of fiscal 2013, due to those stores coming out of the “honeymoon” period, and decreased revenue at our Bethesda location, which permanently closed on August 12, 2014.

Our revenue mix was 32.3% for food, 15.1% for beverage, and 52.6% for amusements and other for the thirty-nine weeks ended November 2, 2014. This compares to 33.2%, 14.7%, and 52.1%, respectively, for the thirty-nine weeks ended November 3, 2013.

Cost of products

Cost of food and beverage products increased to $65,939 in the thirty-nine weeks ended November 2, 2014 compared to $55,988 in the thirty-nine weeks ended November 3, 2013 due primarily to the increased sales volume described above. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 50 basis points to 25.7% for the thirty-nine weeks ended November 2, 2014 from 25.2% for the thirty-nine weeks ended November 3, 2013. Increased cost in our meat and seafood categories were partially offset by reduced poultry cost.

Cost of amusement and other increased to $39,335 in the thirty-nine weeks ended November 2, 2014 compared to $35,255 in the thirty-nine weeks ended November 3, 2013. The costs of amusement and other, as a percentage of amusement and other revenues decreased 70 basis points to 13.9% for the thirty-nine weeks ended November 2, 2014 from 14.6% for the thirty-nine weeks ended November 3, 2013. This decrease was driven by a reduction in the redemption cost per ticket redeemed as a result of “Winner’s Circle” price increases, efficiencies in procurement of items available for redemption in our “Winner’s Circle” and favorable experience in our redemption liability reserves.

Operating payroll and benefits

Operating payroll and benefits increased by $17,641, or 16.2%, to $126,357 in the thirty-nine weeks ended November 2, 2014 compared to $108,716 in the thirty-nine weeks ended November 3, 2013, primarily due to new store openings during the second half of fiscal 2013 and year-to-date fiscal 2014. The total cost of operating payroll and benefits, as a percent of total revenues, is 23.4% in both the thirty-nine weeks ended November 2, 2014 and November 3, 2013.

Other store operating expenses

Other store operating expenses increased by $20,333, or 13.5%, to $170,440 in the thirty-nine weeks ended November 2, 2014 compared to $150,107 in the thirty-nine weeks ended November 3, 2013, primarily due to new store openings and higher cost of marketing due to increases in the underlying price of the media, strategic shifts in media purchasing and increased subscription costs associated with sports related viewing events. Other store operating expenses as a percentage of total revenues decreased 70 basis points to 31.6% in the thirty-nine weeks ended November 2, 2014 compared to 32.3% for the same period of 2013 due primarily to favorable operating leverage of operating costs on increased revenue. This favorable leverage was principally driven by fixed occupancy costs.

General and administrative expenses

General and administrative expenses increased by $4,557, or 16.9%, to $31,462 in the thirty-nine weeks ended November 2, 2014 compared to $26,905 in the thirty-nine weeks ended November 3, 2013. The increase in general and administrative expenses was significantly impacted by share-based compensation charges totalling $1,080 related to the modification of vesting requirements and forfeiture assumptions on grants made prior to our IPO. Additionally, increased labor costs at our corporate headquarters, legal fees related to litigation regarding our Bethesda location which permanently closed on August 12, 2014, incentive compensation expense and costs associated with our IPO resulted in higher expense levels than the comparable prior year period. General and administrative expenses, as a percentage of total revenues, is 5.8% in year-to-date fiscal 2014 and fiscal 2013.

Depreciation and amortization expense

Depreciation and amortization expense increased by $2,988, or 6.1%, to $52,321 in the thirty-nine weeks ended November 2, 2014 compared to $49,333 in the comparable period of 2013. Increased depreciation on our 2013 and 2014 capital additions was partially offset by the absence of accelerated depreciation charges associated with our Bethesda store and other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $2,767 to $7,942 in the thirty-nine weeks ended November 2, 2014 compared to $5,175 in the thirty-nine weeks ended November 3, 2013 due to the timing and increased number of new store openings.

Interest expense

Interest expense decreased by $6,053 to $29,826 in the thirty-nine weeks ended November 2, 2014 compared to $35,879 in the thirty-nine weeks ended November 3, 2013. This decrease was due to the refinancing described in “Liquidity and Capital Resources” and lower interest rates on our term loan facility prior to the refinancing in fiscal 2014, due to an amendment to the prior senior secured credit facility executed in May 2013. These decreases were partially offset by increased interest accretion on the senior discount notes, recognized prior to the refinancing.

Loss on debt retirement

In connection with the July 25, 2014 debt refinancing (see Liquidity and Capital Resources for further discussion), the Company recorded a pre-tax charge of $25,992. This charge includes non-cash charges of $6,994 resulting from the write-off of certain unamortized debt issuance costs and the unamortized discount associated with the prior senior secured credit facility, $12,833 related to the early redemption of the senior notes, $6,124 related to the early redemption of the senior discount notes and $41 of legal expenses related to the prior senior secured credit facility. In the third quarter of 2014 the company wrote off $1,586 in unamortized debt costs related to the use of IPO proceeds and available cash balances to repay $100,000 principal amount of our new term loan facility.

Income tax benefit

The income tax benefit for the thirty-nine weeks ended November 2, 2014 was $4,494 compared to an income tax benefit of $442 for the thirty-nine weeks ended November 3, 2013. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain expenses, which are not deductible for income tax purposes and changes in the tax valuation allowance.

In assessing the realizability of deferred tax assets, at November 2, 2014 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a valuation allowance of $923 for deferred tax assets associated with state taxes and uncertain tax positions. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible.

We follow established accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of November 2, 2014, we have accrued approximately $457 of unrecognized tax benefits and approximately $316 of penalties and interest. During the thirty-nine weeks ended November 2, 2014, we decreased our unrecognized provision by $19 and increased our accrual for interest and penalties by $25. Because of the impact of deferred tax accounting, $330 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2009.

In fiscal 2014, we expect to utilize approximately $6,558 of available stand-alone tax credit carryforwards to offset our estimated consolidated cash tax liability for the 2014 fiscal year. We anticipate having approximately $3,267 of federal tax credit carryforwards at February 1, 2015, including $2,886 of general business credits and $381 of AMT credit carryforwards. There is a 20-year carryforward on general business credits and AMT credits can be carried forward indefinitely. We expect to fully utilize all federal tax credit carryforwards in fiscal 2015.

Liquidity and Capital Resources

We finance our activities through cash flow from operations and borrowings under our secured credit facility. As of November 2, 2014, we had cash and cash equivalents of $58,946, net working capital deficit of $5,601 and outstanding debt obligations of $430,000 ($428,976, net of discount). We also had $44,178 in borrowing availability under our new senior secured credit facility.

We currently have, and anticipate that in the future we may have, negative working capital balances. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Funds available from sales not needed immediately to pay for operating expenses have typically been used for noncurrent capital expenditures and payment of long-term debt obligations under our new senior secured credit facility.

Short-term liquidity requirements—We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest payments on our debt, capital expenditures related to the new store construction and other expenditures associated with acquiring new games, remodeling facilities and recurring replacement of equipment and improvements.

As of November 2, 2014, we expect our short-term liquidity requirements to include (a) approximately $114,000 to $124,000 of capital expenditures (net of tenant improvement allowances from landlords), (b) interest payments of $19,818 (c) lease obligation payments of $58,833 and (d) estimated cash tax payments of approximately $29,000.

Long-term liquidity requirements—We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for new store development and construction, replacement of games and equipment, performance-necessary renovations and other non-recurring capital expenditures that need to be made periodically to our stores, interest payments on our outstanding term loan and scheduled lease obligation payments. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing cash on hand, cash provided by operations, and borrowings under our new senior secured credit facility.

We believe the cash flows from operations, together with our existing cash balances and availability of borrowings under the new senior secured credit facility described below will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and debt service needs in the foreseeable future. Our ability to make scheduled interest payments, or to refinance our indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors.

Indebtedness

New Senior Secured Credit Facility—In July 2014, D&B Holdings together with Dave & Buster’s, Inc. entered into a senior secured credit facility that provides a $530,000 term loan facility with a maturity date of July 25, 2020 and a $50,000 revolving credit facility with a maturity date of July 25, 2019. The $50,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $5,000 swingline sub-facility. The revolving credit facility will be used to provide financing for general purposes.

The senior secured credit facility is secured by the assets of Dave & Buster’s, Inc. and is unconditionally guaranteed by each of its direct and indirect, existing and future domestic subsidiaries (with certain agreed-upon exceptions). The Company originally received proceeds from the term loan facility of $528,675, net of a $1,325 discount. The discount is being amortized to interest expense over the six-year life of the term loan facility.

Following the IPO, we repaid $100,000 principal amount of term loan facility. This payment was applied to the future quarterly payments required by the credit agreement. No principal payments are required until the maturity of the credit facility on July 25, 2020. In conjunction with the repayment, we incurred a loss on extinguishment charge of $1,586, consisting of the write-off of unamortized deferred debt issuance cost and unamortized discount related to the portion of the term loan that was repaid.

As of November 2, 2014, we had no borrowings under the revolving credit facility, borrowings of $430,000 ($428,976, net of discount) under the term facility and $5,822 in letters of credit outstanding. We believe that the carrying amount of our term loan facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s new senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under our new senior secured credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a secured leveraged ratio, at LIBOR plus a spread ranging from 3.25% to 3.5% for the term loans and LIBOR plus a spread ranging from 3.0% to 3.5% for the revolving loans. The effective interest rate on the term loan facility at November 2, 2014 was 4.8%.

Proceeds from the new senior secured credit facility were used as follows:

Repayment of Dave & Buster’s, Inc. senior credit facility
Outstanding principal	$143,509
Accrued and unpaid interest	460
Legal expenses	41

144,010

Repayment of Dave & Buster’s, Inc. 11% senior notes
Outstanding principal	200,000
Accrued and unpaid interest	3,239
Premium for early redemption	11,000
Additional interest paid to trustee	1,833

216,072

Repayment of Dave & Buster’s Parent, Inc. (now known as D&B Entertainment) 12.25% senior discount notes
Issue price outstanding, net of original issue discount	100,000
Previously accreted interest expense	41,852
Current year interest accretion included in interest expense, net	8,341
Premium for early redemption	4,646
Additional interest paid to trustee	1,478

156,317

Total payments to retire prior debt	516,399

Payments of costs associated with new debt issuance	8,212
Administrative fee paid to administrative agent	31

8,243

Retained cash	4,033

Total proceeds	$528,675

The loss on debt retirement is comprised of the following:

Non-cash charges
Loss on refinancing
Write-off of unamortized debt issuance cost	$6,559
Write-off of unamortized debt discount	435
Loss on early repayment
Write-off of unamortized debt issuance costs	1,347
Write-off of unamortized debt discount	239

8,580

Direct costs associated with debt retirement
Premium for early redemption:
Dave & Buster’s, Inc. senior notes	11,000
D&B Entertainment senior discount notes	4,646
Additional interest paid to trustee:
Dave & Buster’s, Inc. senior notes	1,833
D&B Entertainment senior discount notes	1,478
Legal expenses	41

18,998

Loss on debt retirement	$27,578

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of the creditors participating in the term loan portion of our new senior secured credit facility. As of November 2, 2014, the OHA Funds held approximately 10.8%, or $46,622 of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of the Oak Hill Funds and is not under common control with the Oak Hill Funds. Certain employees of the Oak Hill Funds, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Our senior secured credit facility contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, make initial capital expenditures in relation to new stores, declare dividends, acquire other businesses or sell assets. In addition, under our senior secured credit facility, we are required to meet a maximum total leverage ratio if outstanding revolving loans and letters of credit (other than letters of credit that have been backstopped or cash collateralized) are in excess of 30% of the outstanding revolving commitments. As of November 2, 2014, we were not required to maintain any of the financial ratios under the senior secured credit facility and we were in compliance with the other restrictive covenants.

Repaid Debt

Senior Secured Credit Facility—On July 25, 2014, the new senior secured credit facility refinanced our prior senior secured credit facility. As of July 25, 2014, we had no borrowings under the prior revolving credit facility, borrowings of $143,509 outstanding under the prior term facility due June 1, 2016 and $5,822 in letters of credit outstanding.

Senior Notes—In connection with the refinancing, all of the $200,000 outstanding Dave & Buster’s, Inc. 11% senior notes due June 1, 2018 were repaid.

Senior Discount Notes—In connection with the refinancing, all outstanding Dave & Buster’s Parent, Inc. (now known as D&B Entertainment) 12.25% senior discount notes due February 15, 2016 were repaid. As of July 25, 2014, our senior discount notes had a carrying value of approximately $150,193.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirty-Nine Weeks Ended November 2, 2014	Thirty-Nine Weeks Ended November 3, 2013
Net cash provided by (used in):
Operating activities	$36,713	$86,294
Investing activities	(91,610)	(75,100)
Financing activities	75,763	(1,943)

Net cash provided by operating activities was $36,713 for the thirty-nine weeks ended November 2, 2014 compared to cash provided by operating activities of $86,294 for the thirty-nine weeks ended November 3, 2013. Decreased cash flows from operations were driven primarily by the cost paid for debt refinancing, the payment of accreted interest, premiums paid on early redemption of the senior notes and senior discount notes and higher pre-opening costs due to the timing and increased number of new store openings. This decrease was partially offset by increased cash flows from additional non-comparable store sales, increased comparable store sales and improved operating margins.

Net cash used in investing activities was $91,610 for the thirty-nine weeks ended November 2, 2014 compared to $75,100 for the thirty-nine weeks ended November 3, 2013. Capital expenditures increased $16,362 to $91,670 (excluding approximately $197 in fixed asset related accrued liability) in the first thirty-nine weeks of fiscal 2014 from $75,308 in the first thirty-nine weeks of fiscal 2013 primarily due to new store openings. During the first thirty-nine weeks of fiscal 2014, the Company spent approximately $58,513 ($43,658 net of tenant improvement allowances from landlords) for new store construction, $11,592 related to a major remodel project on three existing stores and several smaller scale remodel projects, $1,003 on operating improvement initiatives, $9,986 for game refreshment and $10,576 for maintenance capital. New store capital expenditures increased $13,969 due mainly to the number of new store openings (five stores opened in fiscal 2013 compared to five stores opened in fiscal 2014 and three additional stores opened subsequent to the third quarter of fiscal 2014, for which a substantial portion of costs have been incurred).

Net cash provided by financing activities was $75,763 for the thirty-nine weeks ended November 2, 2014 compared to cash used in financing activities of $1,943 for the thirty-nine weeks ended November 3, 2013. Net cash provided by financing activities increased $77,706 due to the debt refinancing. Cash flow from financing activities increased $528,675, net of a $1,325 discount from the proceeds of the new term loan facility. This increase was offset by repayment of $144,375 principal balance of the prior senior secured credit facility, repayment of $200,000 principal balance of the senior notes, repayment of senior discount notes of $100,000 and payment of transaction fees and expenses of $8,212 associated with the refinancing. The excess cash was used to pay early redemption premium on the senior notes and the senior discount notes, accumulated accreted interest on the senior discount notes, and accrued and unpaid interest on the senior notes and outstanding term loans, all of which are included in operating activities. The company received $100,659 in proceeds for the issuance of common stock; these proceeds were used to repay a portion of the new senior credit facility and to pay $984 of transaction fees and expenses associated with the issuance of common stock.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $125,000 and $130,000 ($105,000 to $110,000 net of tenant improvement allowances from landlords) in capital additions during fiscal 2014. The fiscal 2014 additions are expected to include approximately $98,000 to $103,000 ($78,000 to $83,000 net of tenant improvement allowances from landlords) for new store construction and operating improvement initiatives, including three store remodels, $13,000 for game refreshment and $14,000 in maintenance capital. A portion of the 2014 new store additions is related to stores that will be under construction in 2014 but will not be open until 2015.

Contractual Obligations and Commercial Commitments

On November 14, 2013, Dave & Buster’s, Inc. filed a complaint in federal court seeking declaratory and injunctive relief related to actions taken by a landlord attempting to terminate the lease agreement for Bethesda store. The landlord alleged that the Company was in default of certain lease agreement provisions which restrict our ability to operate other Dave & Buster’s facilities within a prescribed distance of the Bethesda location. We believed that the lease provisions cited by the landlord were not legally enforceable and that the Company had the right to operate all facilities for the duration of the original lease term and any available lease extension periods. On July 21, 2014, the court issued its final ruling against the Company and the Bethesda store permanently closed on August 12, 2014. All our fixed assets from the Bethesda store are either fully depreciated or transferred to other locations. As with past store closures, we have experienced customer migration to other stores within the same market.

Revenues for our Bethesda store were $5,416 and $8,973 in the thirty-nine weeks ended November 2, 2014 and November 3, 2013, respectively. We have recorded depreciation and net lease expense of $102 and $363, respectively, in the thirty-nine weeks ended November 2, 2014 and $582 and $616, respectively, in the thirty-nine weeks ended November 3, 2013.

The following tables set forth the contractual obligations and commercial commitments as of November 2, 2014:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Secured credit facility (1)	$430,000	$—	$—	$—	$430,000
Interest requirements (2)	113,644	19,818	39,635	39,947	14,244
Operating leases (3)	734,578	58,833	126,229	119,357	430,159

Total	$1,278,222	$78,651	$165,864	$159,304	$874,403

(1)	Our secured credit facility includes a $530,000 term loan facility and $50,000 revolving credit facility, a letter of credit sub-facility, and a swingline sub-facility. As of November 2, 2014, we had no borrowings under the revolving credit facility, borrowings of $430,000 ($428,976 net of discount) under the term facility and $5,822 in letters of credit outstanding. No principal payments are required until the maturity of the new senior credit facility on July 25, 2020.
(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect at November 2, 2014.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above. Our current store lease in Farmingdale, New York (Long Island) expires in February 2015 without option to renew. We have two other leases which expire in 2019, and we do not have any remaining options to extend the lease terms. All of our other leases include renewal options that give us the opportunity to extend the lease terms beyond 2019.

Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions about future events. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. We adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates are included in our annual consolidated financial statements and the related notes in our final prospectus filed on October 14, 2014.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. This guidance is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial position and results of operations.

JOBS Act—We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, such as reduced public company reporting, accounting and corporate governance requirements.

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we chose to opt out of any extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceeds $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from interest rate changes on our new senior secured credit facility. This exposure relates to the variable component of the interest rate on our new senior credit facility. As of November 2, 2014 we had gross borrowings of $430,000 under the term facility, based on a defined LIBOR rate plus an applicable margin. A hypothetical 10% increase in the interest rate associated with our term facility would increase our interest expense by approximately $430. As of November 2, 2014 we had no borrowings under our revolving credit facility. Therefore, we had no exposure to interest rate fluctuations on our revolving credit facility as of that date.

Cost of Labor Risk

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The State of California (where nine of our stores are located) has a minimum wage of $9.00 (an amount in excess of the federal minimum wage), and on January 1, 2016, it is scheduled to increase to $10.00. In other states where the state minimum wage exceeds the federal minimum wage and we have more than one store (New York, Florida and Ohio, among others) we continue to monitor proposed state minimum wage increases and analyze the impact those increases have on our cost structure. In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, improving productivity, or through other adjustments. We may or may not be able to offset cost increases in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Internal Controls Over Financial Reporting

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act provides smaller companies and debt only issuers with a permanent exemption from the Sarbanes-Oxley internal control audit requirements. The permanent exemption applies only to the external audit requirement of Section 404 of the Sarbanes-Oxley Act. Non-accelerated filers are still required to disclose “management’s assessment” of the effectiveness of internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during our third quarter ended November 2, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our final prospectus filed on October 14, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds from Initial Public Offering of Common Stock

On October 9, 2014, we priced the initial public offering of our common stock, par value $0.01 per share, pursuant to a Registration Statement on Form S-1, File No. 333-198641, that was declared effective by the SEC on October 9, 2014. The offering closed on October 16, 2014. Jefferies LLC and Piper Jaffray & Co. LLC acted as lead book-runners for the offering.

We registered, issued and sold 6,764,705 shares, including 882,352 shares pursuant to the exercise of the underwriters’ overallotment option. All shares were newly issued, and with a price per share to the public of $16.00, gross proceeds were $108,235. Proceeds to the Company, net of underwriting discounts and commissions of $7,576, were $100,659. Based on estimated fees and expenses relating to the sale and distribution of the offered shares of $2,086, net proceeds were approximately $98,573. $1,779 of the cost related to the sale of the shares was charged against Paid-in capital, the remaining $307 was charged against operating income in “General and administrative expenses”. We used these proceeds and approximately $1,427 of available cash balances to repay $100,000 principal amount of term loan debt outstanding under the new senior secured credit facility.

Other than underwriting discounts and commissions, our expenses were predominantly incurred prior to the effectiveness of the registration statement. Otherwise, we have not incurred material issuance and distribution expenses since the effective date of the registration statement.

We did not pay any of the proceeds of the offering, or the expenses thereto, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Dave & Buster’s Entertainment, Inc.

3.2	Second Amended and Restated Bylaws of Dave & Buster’s Entertainment, Inc.

4.1	Stockholders’ Agreement, among Dave & Buster’s Entertainment, Inc., Oak Hill Capital Partners III, L.P., and Oak Hill Capital Management Partners III, L.P.

4.2	Registration Rights Agreement, among Dave & Buster’s Entertainment, Inc., Oak Hill Capital Partners III, L.P., Oak Hill Management Partners III, L.P., and the additional stockholders named therein.

10.1	Dave & Buster’s Entertainment, Inc. 2014 Omnibus Incentive Plan(1)

31.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files

(1)	Filed as Exhibit 4.1 to registration statement on Form S-8 filed October 10, 2014, SEC File No. 333-199239, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAIMENT, INC., a Delaware corporation

Date: December 16, 2014	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: December 16, 2014	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer