Form 10-K
period 2015-02-01
Dave & Buster's Entertainment, Inc.
filed 2015-04-07
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File No. 001-35664

Dave & Buster’s Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2382255
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2481 Mañana Drive Dallas, Texas	75220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 357-9588

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock $0.01 par value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant completed the initial public offering of its common stock on October 9, 2014. Accordingly, there was no public market for the registrant’s common stock as of August 3, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of March 26, 2015, was 40,269,379 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates certain information by reference from the registrant’s definitive proxy statement for its 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended February 1, 2015.

DAVE & BUSTER’S ENTERTAINMENT, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 1, 2015

PART I

ITEM 1.	BUSINESS

Our Company

References to “Dave & Buster’s Entertainment, Inc.,” the “Company,” “we,” “us,” “our” and “Dave & Buster’s” in this Annual Report on Form 10-K (the “Report”) are references to Dave & Buster’s Entertainment, Inc., its subsidiaries and predecessor companies. All dollar amounts in this Report are presented in thousands with the exception of item prices and per share amounts. We are a leading owner and operator of high-volume venues in North America that combine dining and entertainment for both adults and families. The core of our concept is to offer our customers the opportunity to “Eat Drink Play and Watch” all in one location. Eat and Drink are offered through a full menu of “Fun American New Gourmet” entrées and appetizers and a full selection of non-alcoholic and alcoholic beverages. Our Play and Watch offerings provide an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. Our customers are a balanced mix of men and women, primarily aged between 21 and 39, and we believe we also serve as an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

As of February 1, 2015, we owned and operated 73 stores in 30 states and Canada. On August 12, 2014, we permanently closed our location in Kensington/Bethesda, Maryland (“Bethesda”). Revenues for our Bethesda store were $5,416 and $12,036 for fiscal year 2014 and fiscal year 2013, respectively. Operating income for the store was $823 for the year ended February 1, 2015, and $2,896 for the year ended February 2, 2014. Subsequent to February 1, 2015, we closed our location in Farmingdale (Long Island), New York (“Farmingdale”) as our lease expired and we had no further options to renew. Our lone franchise store located in Niagara Falls, Ontario, Canada, which opened on June 25, 2009, ceased operations as Dave & Buster’s on May 31, 2013. This change and the associated termination of the related franchise and development agreements did not have a material impact on our financial position or results of operations.

The formats of our stores are flexible, which we believe allows us to size each store appropriately for each market in which we compete. Our stores average 44,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday. Our average revenues per comparable store were $10,793 in fiscal year 2014.

Our History and Basis of Presentation

We opened our first store in Dallas, Texas in 1982 and since then we have expanded our portfolio nationally to 73 stores across 30 states and Canada as of February 1, 2015.

From 1997 to early 2006, we operated as a public company under the leadership of our founders, David “Dave” Corriveau and James “Buster” Corley. In March 2006, Dave & Buster’s, Inc. (“D&B Inc”) was acquired by Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company controlled by affiliates of Wellspring Capital Partners III, L.P. (“Wellspring”) and HBK Main Street Investors L.P. (“HBK”). In connection with the acquisition of D&B Inc by Wellspring and HBK, D&B Inc’s common stock was delisted from the New York Stock Exchange. In addition, since 2006, our management team has been led by our Chief Executive Officer, Stephen King.

On June 1, 2010, Dave & Buster’s Entertainment, Inc., (“D&B Entertainment”) a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”), acquired all of the outstanding common stock (the “Acquisition”) of D&B Holdings from Wellspring and HBK. In connection therewith, Games Merger Corp., a newly-formed Missouri corporation and an indirect wholly owned subsidiary of D&B Entertainment, merged with and into D&B Holdings’ wholly owned, direct subsidiary, D&B Inc (with D&B Inc being the surviving corporation in the merger).

Generally Accepted Accounting Principles (“GAAP”) requires operating results prior to the Acquisition be presented as Predecessor’s results in the historical financial statements. Operating results subsequent to the Acquisition are presented or referred to as Successor’s results in the historical financial statements.

On July 25, 2014, we entered into a new senior secured credit facility that provides a $530,000 term loan facility and a $50,000 revolving credit facility. The proceeds of the new senior secured credit facility were used to refinance in whole the prior senior secured credit facility (of which $143,509 was outstanding as of July 25, 2014), repay in full $200,000 aggregate principal amount of the 11.0% senior notes due June 1, 2018, repay all outstanding 12.25% senior discount notes due February 15, 2016 ($150,193 accreted value as of July 25, 2014) and pay related premiums for early redemption, interest and expenses.

On October 9, 2014, we amended our certificate of incorporation to increase our authorized share count to 450,000,000 shares of stock, including 400,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value $0.01 per share and to split our common stock 224.9835679 for 1. On October 16, 2014, we amended and restated our certificate of incorporation in its entirety.

On October 9, 2014, we completed our initial public offering of 5,882,353 shares of common stock at a price to the public of $16.00 per share. On October 10, 2014, the Company’s common stock began trading on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “PLAY”. We granted the underwriters an option for a period of 30 days to purchase an additional 882,352 shares of our common stock which was exercised in full on October 21, 2014. After underwriting discounts and commissions and offering expenses, we received net proceeds from the initial public offering (the “IPO”) of approximately $98,573. We used these proceeds plus cash on hand to prepay $100,000 principal amount of term loan debt outstanding under the new senior secured credit facility.

On February 5, 2015, subsequent to our fiscal 2014 year end, we completed a follow-on offering of 6,600,000 shares of our common stock at a price of $29.50 per share. We granted the underwriters an option to purchase an additional 990,000 shares of our common stock which was exercised in full on February 20, 2015. All of these shares were offered by the selling stockholders. In connection with the offering, 300,151 options were exercised at a weighted average price of $4.49. We issued new shares in satisfaction of this exercise. We received $1,346 upon the exercise of options which were sold as part of this offering.

As of February 1, 2015, the Oak Hill Funds beneficially owned approximately 79.2% of our outstanding stock and certain members of our Board of Directors and our management beneficially owned approximately 3.7% of our outstanding stock. The remaining 17.1% was owned by the public. Subsequent to the follow-on offering transactions, the Oak Hill Funds beneficially own approximately 62.1% of our outstanding stock and certain members of our Board of Directors and our management beneficially own approximately 2.2% of our outstanding stock. The remaining 35.7% is owned by the public. The Oak Hill Funds continue to own a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. All fiscal years presented herein consist of 52 weeks, except fiscal year 2012, which consisted of 53 weeks. All references to “2014”, “fiscal 2014”, “fiscal year 2014” or similar references relate to the 52 week period ended February 1, 2015. All references to “2013”, “fiscal 2013”, “fiscal year 2013” or similar references relate to the 52 week period ended February 2, 2014. All references to “2012”, “fiscal 2012”, “fiscal year 2012” or similar references relate to the 53 week period ended February 3, 2013. We have included in this Form 10-K certain discussions of financial information for fiscal 2012 on an adjusted 52 week comparative basis to assist readers in making comparisons to our current and prior fiscal years.

Comparable store data presented in this Report relates to stores open at least 18 months as of the beginning of each of the relevant fiscal years and excludes information for our franchised store located in Canada, which ceased operation as a Dave & Buster’s on May 31, 2013. Fiscal 2014 comparable store data excludes data from our Bethesda location, which permanently closed on August 12, 2014. Our Farmingdale store which closed on February 8, 2015, subsequent to our fiscal 2014 year end, is included in comparable store data for all years presented.

Our Concept - Eat Drink Play and Watch - All Under One Roof

When our founders opened our first location in Dallas, Texas in 1982, they sought to create a brand with a fun, upbeat atmosphere providing interactive entertainment options for adults and families, while serving high-quality food and beverages. Since then we have followed the same principle for each new store and in doing so we believe we have developed a distinctive brand based on our customer value proposition: “Eat Drink Play and Watch.” The interaction between playing games, watching sports, dining and enjoying our full-service bar areas is the defining feature of the Dave & Buster’s customer experience, and the layout of each store is designed to promote crossover between these activities. We believe this combination creates an experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. Our locations are also designed to accommodate private parties, business functions and other corporate-sponsored events.

Eat

We seek to distinguish our food menu from other casual dining concepts with our strategy of offering “Fun American New Gourmet” entrées and appetizers. Our “Fun American New Gourmet” menu is intended to appeal to a broad spectrum of customers and includes classic “American” offerings with a fun twist. We believe we offer high-quality meals, including gourmet pastas, choice-grade steaks, premium sandwiches, decadent desserts and health-conscious entrée options that compare favorably to those of other higher end casual dining operators. We believe our broad menu offers something for everyone and captures full meal, snacking and sports-viewing occasions. We plan to introduce new menu items three times per year that we believe reinforce the fun of the Dave & Buster’s brand. Our food revenues, which include non-alcoholic beverages, accounted for 67.6% of our food and beverage revenues and 32.5% of our total revenues during fiscal 2014.

Drink

Each of our locations also offers full bar service, including a variety of beers, signature cocktails, and premium spirits. We continually strive to innovate our beverage offering, adding new beverages three times per year, including the introduction of fun beverage platforms such as our adult Snow Cones, CoronaRitas and Berry Blocks cocktails. Beverage service is typically available throughout the entire store, allowing for multiple sales opportunities. We believe that our high margin beverage offering is complementary to each of the Eat, Play and Watch aspects of our brand. Our alcoholic beverage revenues accounted for 32.4% of our total food and beverage revenues and 15.6% of our total revenues during fiscal 2014.

Play

The games in our Midway are a key aspect of the Dave & Buster’s entertainment experience, which we believe are the core differentiating feature of our brand. The Midway in each of our stores is an area where we offer a wide array of amusement and entertainment options, typically with over 150 redemption and simulation games. Our amusement and other revenues accounted for 51.9% of our total revenues during fiscal 2014. Redemption games, which represented 79.7% of our amusement and other revenues in fiscal 2014, offer our customers the opportunity to win tickets that are redeemable at our “Winner’s Circle,” a retail-style space in our stores where customers can redeem the tickets won through play of our redemption games for prizes ranging from branded novelty items to high-end electronics. We believe this “opportunity to win” creates a fun and highly energized social experience that is an important aspect of the Dave & Buster’s in-store experience and cannot be easily replicated at home. Our video and simulation games, many of which can be played by multiple customers simultaneously and include some of the latest high-tech games commercially available, represented 16.3% of our amusement and other revenues in fiscal 2014. Other traditional amusements represented the remainder of our amusement and other revenues in fiscal 2014.

Watch

Sports-viewing is another key component of the entertainment experience at Dave & Buster’s. All of our stores have multiple large screen televisions and high quality audio systems providing customers with a venue for watching live sports and other televised events. In fiscal 2010, we initiated a program that evolved into “D&B Sports,” which is a more immersive viewing environment that provides customers with an average of 40 televisions, including 100+ inch high definition televisions, to watch televised events and enjoy our full bar and extensive food menu. We believe that we have created an attractive and comfortable environment that includes a differentiated and interactive viewing experience that offers a new reason for customers to visit Dave & Buster’s. Through continued development of the D&B Sports concept in new stores and additional renovations of existing stores, our goal is to build awareness of D&B Sports as “the best place to watch sports” and the “only place to watch the games and play the games.”

Our Strengths

We believe we benefit from the following strengths:

Strong, distinctive brand with broad customer appeal. We believe that the multi-faceted customer experience of “Eat Drink Play and Watch” at Dave & Buster’s, supported by our national marketing, has helped us create a widely recognized brand with no direct national competitor that combines all four elements in the same way. In markets where we have stores, over 95% of casual dining consumers stated that they are aware of our brand as a dining and entertainment venue. Based on customer survey results, we also believe that the average household income of our customers is approximately $80, which we believe represents an attractive demographic.

Multi-faceted customer experience highlights our value proposition. We believe that our combination of interactive games, attractive television viewing areas, high-quality dining and full-service beverage offerings, delivered in a highly-energized atmosphere, provides a multi-faceted customer experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. We aim to offer our customers a value proposition comparable or superior to many of the separately available dining and entertainment options. We are continuously working with game manufacturers and food providers to create new games and food items at compelling price points to retain and generate customer traffic and improve the customer experience. Our value proposition is enhanced by what we consider to be innovative marketing initiatives, including our Eat & Play Combo (a promotion that provides a discounted Power Card in combination with select entrées), Super Charge Power Card offerings (when purchasing or adding value to a Power Card, the customer is given the opportunity to add more chips to the Power Card at a lower cost per chip amount), Half-Price Game Play (every Wednesday, from open to close, we reduce the price of every game in the Midway by one-half), Everyone’s a Winner (a limited-time offer providing a prize to every customer that purchases or adds value to a Power Card in the amount of $10 or more) and free game play promotions to feature the introduction of our new games. Power Cards are magnetic stripe cards that enable a customer to play our games. A customer purchases “chips” that are used to play our games and are loaded to a Power Card at an automated kiosk or by an employee. We believe these initiatives have helped increase customer visits and encourage customers to participate more fully across our broad range of food, beverage and entertainment offerings.

Vibrant, contemporary store design that integrates entertainment and dining. We believe we continue to benefit from enhancements to the Dave & Buster’s brand through our store design and D&B Sports initiatives, which began in fiscal 2011. Our new store design provides a contemporary, engaging atmosphere for our customers that includes clearly differentiated spaces, which are typically sub-branded as Eat at Buster’s, Gamebar, Dave’s Arcade, WIN! and D&B Sports, designed to convey each component of our customer value proposition: “Eat Drink Play and Watch.” These store design changes include a modern approach to the finishes and layout of the store, which we believe encourages participation across each of the store’s elements. The oversized graphics and images throughout the store are intended to communicate our brand personality by being fun, contemporary and larger-than-life. The dining room décor includes booth seating and table seating and colorful artwork, often featuring local landmarks. Our Winner’s Circle provides a retail-like environment where customers can redeem their tickets for prizes. All of our new locations opened since the beginning of fiscal 2011 incorporate our new store design. We believe the introduction and continued expansion of our D&B Sports concept, currently incorporated in approximately half of our store base, provides an attractive opportunity to market our broader platform to new and existing customers through a year-round calendar of programming and promotions tied to popular sporting events and sport-related activities. The large television screens, comfortable seating, a full menu of food and beverages and artwork often featuring images of local sports teams and sports icons help create what we believe to be an exciting environment for watching sports programming. We have strategically invested over $54,400 since the beginning of fiscal 2011 to introduce D&B Sports and modernize the exteriors, front lobbies, bars, dining areas and Winner’s Circle of select locations. As of the end of fiscal 2014, approximately 65% of our stores are either new or were remodeled to adopt our new store design. All of the new or remodeled stores contain an upgraded venue for watching live sports and other televised events, and approximately 87% of these stores contain the D&B Sports concept.

History of margin improvement. We have a proven track record of identifying operational efficiencies and implementing cost saving initiatives and have increased our Adjusted EBITDA margins by approximately 560 basis points from fiscal 2010 to fiscal 2014. We expect our continued focus on operating margins at individual locations and the deployment of best practices across our store base to yield incremental margin improvements, although there is no guarantee that this will occur. We believe we are well-positioned to continue to increase margins and remain focused on identifying additional opportunities to reduce costs. We are currently implementing an eTicket initiative, which is a paperless ticket distribution system that we plan to roll out to all of our stores during fiscal 2015. We leverage our investments in technology, such as our labor scheduling system and our proprietary technology linking games with Power Cards, to increase the overall performance of our stores while also enhancing the customer experience. Our business model has a relatively lower proportion of variable costs versus fixed costs compared to our competitors. We believe this creates operating leverage and gives us the potential to further improve margins and deliver greater earnings from expected future increases in comparable store sales and new store growth.

Store model generates favorable store economics and strong returns. We believe our store model offering entertainment, food and beverages provides certain benefits in comparison to traditional restaurant concepts, as reflected by our average comparable store revenues of $10,793 and average Store-level EBITDA margins of 27.8% for comparable stores in fiscal 2014. Our entertainment offerings have low variable costs and produced gross margins of 86.0% for fiscal 2014. With approximately half of our revenues from entertainment, we have less exposure than traditional restaurant concepts to food costs, which represented only 8.6% of our revenues in fiscal 2014. Our business model generates strong cash flow that we can use to execute our growth strategy. We believe the combination of our Store-level EBITDA margins, our refined new store formats and the fact that our stores typically open with high volumes that drive margins in year one have helped us achieve our targeted average year one cash-on-cash returns of approximately 35% and five-year average cash-on-cash returns in excess of 25% for both our large format and small format store openings, however there is no guarantee such results will occur with future store openings. The 19 stores that we have opened since the beginning of 2008 (that have been open for more than 12 months as of February 1, 2015) have generated average year one cash-on-cash returns of 45.1%. For stores opened since 2009 that have been open for more than 12 months, we have also experienced an increase in average year one cash-on-cash returns, by vintage, including all of our 11 stores opened in fiscal 2011, fiscal 2012 and fiscal 2013, which have generated average year one cash-on-cash returns of 56.1%.

Commitment to customer satisfaction. We aim to enhance our combination of food, beverage and entertainment offerings through our service philosophy of providing a high quality and consistent customer experience through dedicated training and development of our team members and a corporate culture that encourages employee engagement. As a result, we have experienced significant improvement in our Guest Satisfaction Survey results since we began the surveys in 2007. In 2014, 80.4% of respondents to our Guest Satisfaction Survey rated us “Top Box” (score of 5 out of a possible 5) in “Overall Experience” and 82.5% of respondents rated us “Top Box” in “Intent to Recommend.” By comparison, in 2007, 44.0% of respondents rated us “Top Box” in “Overall Experience” and 64.8% of respondents rated us “Top Box” in “Intent to Recommend.” We utilize our loyalty program to market directly to members with promotional emails and location-based marketing. Through our loyalty program, we email offers and coupons to members and notify them of new games, food, drinks and local events. In addition, members can earn game play credits based on the dollar amount of qualifying purchases at our stores. We expect that as our loyalty program grows it will be an important method of maintaining customers’ connection with our brand and further drive customer satisfaction.

Experienced management team. We believe we are led by a strong senior management team averaging over 25 years of experience with national brands in all aspects of casual dining and entertainment operations. In 2006, we hired our Chief Executive Officer, Stephen King. From fiscal 2006 to the twelve months ended February 1, 2015, under the leadership of Mr. King, Adjusted EBITDA has grown by 134.3%, Adjusted EBITDA margins have increased by approximately 830 basis points and employee turnover and customer satisfaction metrics have improved significantly. Our management team currently owns 1.0% of our outstanding common stock. We believe that our management team’s prior experience in the restaurant and entertainment industries combined with its experience at Dave & Buster’s provides us with insights into our customer base and enables us to create the dynamic environment that is core to our brand.

Our Growth Strategies

The operating strategy that underlies the growth of our concept is built on the following key components:

Pursue new store growth. We will continue to pursue what we believe to be a disciplined new store growth strategy in both new and existing markets where we feel we are capable of achieving consistently high store revenues and Store-level EBITDA margins as well as strong cash-on-cash returns. We believe that the Dave & Buster’s brand is currently significantly under-penetrated, as internal studies and third-party research suggests a total store potential in the United States and Canada in excess of 200 stores (including our 73 existing stores as of the end of fiscal 2014), approximately three times our current store base. We believe our new store opportunity is split fairly evenly between large format and small format stores. We opened eight stores in fiscal 2014, all of which were financed with available cash and operating cash flows. In 2015 and thereafter, we believe that we can continue opening new stores at an annual rate of approximately 10% of our then existing store base.

Our new store expansion strategy is driven by a site selection process that allows us to evaluate and select the location, size and design of our stores based on consumer research and analysis of operating data from sales in our existing stores. Our site selection process and flexible store design enable us to customize each store with the objective of maximizing return on capital given the characteristics of the market and the location. Our large format stores are 30,001 to 45,000 square feet in size and our small format stores span 25,000 to 30,000 square feet, which provides us the flexibility to enter new smaller markets and further penetrate existing markets. These formats also provide us with the ability to strategically choose between building new stores and converting existing space, which can be more cost efficient for certain locations. We target average year one cash-on-cash returns of approximately 35% for both our large format and small format stores. To achieve this return for large format stores, we target average net development costs of approximately $8,300 and first year store revenues of approximately $11,600. For small format stores, we target average net development costs of approximately $6,000 and average first year store revenues of approximately $7,500. Additionally, we target average year one Store-level Adjusted EBITDA margins, excluding allocated national marketing costs, of approximately 28%, for both large format and small format stores.

Grow our comparable store sales. We intend to grow our comparable store sales by seeking to differentiate the Dave & Buster’s brand from other food and entertainment alternatives, through the following strategies:

•	Provide our customers the latest exciting games. We believe that our Midway games are the core differentiating feature of the Dave & Buster’s brand, and staying current with the latest offerings creates new content and excitement to drive repeat visits and increase length of customer stay. We plan to continue to update approximately 10% of our games each year and seek to buy games that will resonate with our customers and drive brand relevance due to a variety of factors, including their large scale, eye-catching appearance, virtual reality features, association with recognizable brands or the fact that they cannot be easily replicated at home. We aim to leverage our investment in games by packaging our new game introductions and focusing our marketing spending to promote these events. We also plan to continually elevate the redemption experience in our Winner’s Circle with prizes that we believe customers will find more attractive, which we expect will favorably impact customer visitation and game play.

•	Leverage D&B Sports. In 2010, we initiated a program to improve our sports-viewing as part of our strategy to enhance our entertainment offering and increase customer traffic and frequency by creating another reason to visit Dave & Buster’s. This initiative evolved into the D&B Sports concept, which has been incorporated into all new stores opened since the beginning of fiscal 2013 and will continue to be incorporated into all new stores. In the fall of 2013, we launched a national advertising campaign for D&B Sports promoting Dave & Buster’s as the “only place to watch the games and play the games.” We intend to continue leveraging our investments in D&B Sports by building awareness of Dave & Buster’s as “the best place to watch sports” through national cable advertising. In addition, we are strategically expanding our year-round sporting and pay-per-view content to drive increased traffic and capture a higher share of the sports-viewing customer base.

•	Serve food and beverage offerings with broad appeal. Our menu has a variety of items, from hamburgers to steaks to seafood that represent our “Fun American New Gourmet” strategy. We aim to ensure a pipeline for three new product launches each year, aligning with the timing of our new game launches. This strategy has been well received by our customers as the percentage of customers rating our food quality as “Excellent” was 78.0% in fiscal 2014, an increase of 320 basis points compared to fiscal 2011, and an increase of 4,010 basis points since fiscal 2007. Similarly, the percentage of customers rating our beverage quality as “Excellent” in fiscal 2014 was 81.3%, an increase of 390 basis points compared to fiscal 2011, and an increase of 4,150 basis points since fiscal 2007.

•	Grow our special events usage. The special events portion of our business represented 11.7% of our total revenues in fiscal 2014. We believe our special events business is an important sampling and promotional opportunity for our customers because many customers are experiencing Dave & Buster’s for the first time. We plan to leverage our existing special events sales force and call center to attract new corporate customers. In addition, we introduced online booking for social parties in order to provide additional convenience in booking events for our customers and look to expand its functionality over time.

•	Enhance brand awareness and generate additional visits to our stores through marketing and promotions. We believe offering new items from each of the “Eat Drink Play and Watch” pillars will keep the brand relevant to customers and drive traffic and frequency. We have identified five key promotional periods throughout the year when we feature this “New News” in national advertising. To increase national awareness of our brand, we plan to continue to invest a significant portion of our marketing expenditures in national cable television and radio advertising focused on promoting our capital investments in new games, D&B Sports and new food and beverage offerings. We also have customized local store marketing programs to increase new visits and repeat visits to individual locations. We will continue to utilize our loyalty program and digital efforts to communicate promotional offers directly to our most passionate brand fans, and we are aggressively optimizing our search engine and social marketing efforts. We also leverage our investments in technology across our marketing platform, including in-store marketing initiatives to drive incremental sales throughout the store.

•	Drive customer frequency through greater digital and mobile connectivity. We believe that there is a significant potential to increase customer frequency by enhancing the in-store and out-of-store customer experience via digital and mobile strategic initiatives as well as through implementing enhanced technology. We intend to leverage our growing loyalty database as well as continue to invest in mobile game systems (game applications for mobile devices, such as smartphones and tablets), second screen sports-watching apps (applications for mobile devices, allowing our customers to enhance their sports-watching experience by, for example, accessing information about the live sporting event being watched or by playing along with the live sporting event) and social games (game applications that allow our customers to play online together, whether competitively or cooperatively) to create customer connections and drive recurring customer visitation.

Expand the Dave & Buster’s brand internationally. We believe that in addition to the growth potential that exists in North America, the Dave & Buster’s brand can also have significant appeal in certain international markets. We are currently assessing these opportunities while maintaining a conservative and disciplined approach towards the execution of our international development strategy. As such, we have retained the services of a third-party consultant to assist in identifying and prioritizing potential markets for expansion as well as potential franchise or joint venture partners. Thus far, we have identified our international market priorities and begun the process of identifying potential international partners within select markets. The market priorities were developed based on a specific set of criteria to ensure we expand our brand into the most attractive markets. Our goal is to sign an agreement with our first international partner in fiscal 2015 and we are targeting our first international opening outside of Canada in 2016.

Site Selection

We believe that the location of stores is critical to our long-term success. In 2012, we made strategic additions to our development team to better align our resources with our new store model and growth strategy. The prior experience and relationships of our current development team has enabled us to focus our attention on the most relevant network of real estate brokers, which has given us access to a larger pool of qualified potential store sites. In addition, we believe the more contemporary look of our stores has been one of the key drivers in attracting new developers and building our new store pipeline. We have also improved our site selection, design and approval process. We devote significant time and resources to strategically analyze each prospective market, trade area and site. We continually identify, evaluate and update our database of potential locations for expansion. We have recently conducted extensive demographic and market analyses to determine the key drivers of successful new store performance. We base new site selection on an analytical evaluation of a set of drivers we believe increase the probability of successful, high-volume stores.

During 2014, we opened three small format stores: Manchester (Hartford), Connecticut (3rd Quarter), Albuquerque, New Mexico (4th Quarter) and Greenville, South Carolina (4th Quarter). We also opened five large format stores: Westchester, California (1st Quarter), Vernon Hills (Chicago), Illinois (1st Quarter), Panama City Beach, Florida (2nd Quarter), Los Angeles, California (3rd Quarter) and Clackamas (Portland), Oregon (4th Quarter).

During 2013, we opened two small format stores: Syracuse, New York (3rd Quarter) and Cary, North Carolina (4th Quarter). We also opened three large format stores: Virginia Beach, Virginia (2nd Quarter), Albany, New York (3rd Quarter) and Livonia, Michigan (4th Quarter).

During 2012, we opened three small format stores: Oklahoma City, Oklahoma (1st Quarter), Orland Park (Chicago), Illinois (3rd Quarter) and Boise, Idaho (4th Quarter). We also opened a large format store in Dallas, Texas (4th quarter), which replaced an existing large format store in the same trade area.

Our Store Formats

We have historically operated stores varying in size from 16,000 to 66,000 square feet. In order to optimize sales per square foot and further enhance our store economics, the target size of our future large format stores is expected to be between 30,001 and 45,000 square feet while our small format stores span 25,000 to 30,000 square feet. We may take advantage of local market and economic conditions to open stores that are larger or smaller than this target size.

To facilitate further growth of our brand, we have developed a small store format specifically designed to backfill existing markets and penetrate less densely populated markets. To accomplish this, we have reduced the back-of-house space, and optimized the sales area allocated to billiards and other traditional games in favor of space dedicated to more profitable video and redemption games. We opened our initial new small store format in Tulsa, Oklahoma in January 2009. Since the initial small store format opening, we have subsequently opened eleven additional small store formats, two additional in fiscal 2009, one in fiscal 2010, three in fiscal 2012, two in fiscal 2013 and three in fiscal 2014. We believe that the small store format will maintain the dynamic guest experience that is the foundation of our brand and allow us flexibility in our site selection process. We also believe that the small store format will allow us to take less capital investment risk per store. As a result, we expect these smaller format stores to achieve returns within our target range and enable us to expand into additional markets.

We have completed major remodel projects at 20 locations as of February 1, 2015 (one in fiscal 2011, nine in fiscal 2012, seven in fiscal 2013 and three in fiscal 2014) and plan to remodel an additional three stores in 2015. Our focus in the remodeling initiative is to introduce D&B sports and modernize the exteriors, front lobbies, bars, dining areas and Winner’s Circle. We have received positive guest feedback related to the remodel projects completed to date.

Our stores generally are located on land that is leased. Our lease terms, including renewal options, generally range from 20 to 40 years. Our leases typically provide for a minimum annual rent plus contingent rent to be determined as a percentage of the applicable store’s annual gross revenues. Forty-nine of our leases include provisions for contingent rent and most have measurement periods that differ from our fiscal year. As of February 1, 2015 only seventeen locations had revenues that exceed their pro-rata contingent rent revenue threshold. Generally, leases are “net leases” that require us to pay our pro rata share of taxes, insurance and maintenance costs.

In addition to our leased stores, we lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas, for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. We also lease a 31,000 square foot warehouse facility in Dallas, Texas, for use as additional warehouse space. This lease expires in January 2019, with options to renew until January 2028.

Marketing, Advertising and Promotion

Our corporate marketing department manages all consumer-focused initiatives for the Dave & Buster’s brand. In order to drive sales and expand our guest base, we focus our efforts in three key areas:

Marketing: national advertising, media, promotions, in-store merchandising, pricing, local and digital marketing programs

Food and beverage: menu and product development, in-store execution

Customer insights: research, brand health and tracking

We spent approximately $29,144 in marketing efforts in fiscal 2014, $27,475 in fiscal 2013 and $28,502 in fiscal 2012. Our annual marketing expenditures include the cost of national television and radio advertising totaling approximately $20,553, $18,621 and $18,864 in fiscal years 2014, 2013 and 2012, respectively. We have improved marketing effectiveness through a number of initiatives. Over the last three years, we:

•	refined our marketing strategy to better reach both young adults and families;
•	created new advertising campaigns;

•	invested in menu research and development to differentiate our food offerings from our competition and improve key product attributes (quality, consistency, value and overall guest satisfaction) and execution;
•	developed product/promotional strategies to attract new customers and increase spending/length of stay;
•	leveraged our loyalty database to engage and motivate customers;
•	invested more in our customer loyalty program to create stronger relationships with consumers; and
•	defined a consistent brand identity that reflects our quality, heritage and energy.

To drive traffic and increase visit frequency and average check size, the bulk of our marketing budget is allocated to our national cable television media. To enhance that effort, we also develop:

•	local marketing plans, including radio and out-of-home;
•	in-store promotions and point-of purchase materials;
•	customer loyalty programs, including promotional and trigger emails; and
•	digital programs, including social, search, website, mobile and display.

We work with external advertising, digital, media and design agencies in the development and execution of these programs.

Special Event Marketing

Our corporate and group sales programs are managed by our sales department, which provides direction, training, and support to the special events managers and their teams within each location. They are supported by a Special Events Call Center located at our Corporate Office, targeted print and online media plans, as well as promotional incentives at appropriate times during the year. In addition, we introduced online booking for social parties in order to provide additional convenience in booking events for our customers.

Operations

Management

The management of our store base is divided into eight regions, each of which is overseen by a Regional Operations Manager, Regional Operations Director or Regional Vice President (collectively “Regional Management”) who reports to the President and Chief Operating Officer. Our Regional Management oversee six to fourteen stores each, which we believe enables them to better support the General Managers and achieve sales and profitability targets for each store within their region. In addition, we have one Regional Operations Director whose primary focus is on new store openings.

Our typical store team consists of a General Manager supported by an average of nine additional management positions. There is a defined structure of development and progression of job responsibilities from Area Operations Manager through various positions up to the General Manager role. This structure ensures that an adequate succession plan exists within each store. Each management member handles various departments within the location including responsibility for hourly employees. A typical store employs approximately 140 hourly employees, many of whom work part time. The General Manager and the management team are responsible for the day-to-day operation of that store, including the hiring, training and development of team members, as well as financial and operational performances.

Operational Tools and Programs

We utilize a customized food and beverage analysis program that determines the theoretical food and beverage costs for each store and provides additional tools and reports to help us identify opportunities, including waste management. We perform weekly “test drives” on our games to ensure that our amusement offerings are consistent with Dave & Buster’s standards and are operational. Consolidated reporting tools for key drivers of our business exist for our Regional Operations Directors to be able to identify and troubleshoot any systemic issues.

Management Information Systems

We utilize a number of proprietary and third-party management information systems. These systems are designed to enable our games’ functionality, improve operating efficiencies, provide us with timely access to financial and marketing data and reduce store and corporate administrative time and expense. We believe our management information systems are sufficient to support our store expansion plans.

Training

We strive to maintain quality and consistency in each of our stores through the careful training and supervision of our team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, game playability and maintenance of our stores. We provide all new team members with complete orientation and one-on-one training for their positions to help ensure they are able to meet our high standards. All of our new team members are trained by partnering with a certified trainer to assure that the training and information they receive is complete and accurate. Team members are certified for their positions by passing a series of tests, including alcohol awareness training.

We require our new store managers to complete an eight-week training program that includes front-of-house service, kitchen, amusements and management responsibilities. Newly trained managers are then assigned to their home store where they receive additional training with their General Manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future openings. We conduct semi-annual evaluations with each manager to discuss prior performance and future performance goals. We hold an annual General Manager conference in which our General Managers share best practices and also receive an update on our business plan.

When we open a new store, we provide varying levels of training to team members in each position to ensure the smooth and efficient operation of the store from the first day it opens to the public. Prior to opening a new store, our dedicated training and opening team travels to the location to prepare for an intensive two week training program for all team members hired for the new store opening. Part of the training team stays on site during the first week of operation. We believe this additional investment in our new stores is important, because it helps us provide our customers with a quality experience from day one.

After a store has been opened and is operating smoothly, the managers supervise the training of new team members.

Recruiting and Retention

We seek to hire experienced restaurant managers and team members, and offer competitive wage and benefit programs. Our store managers all participate in a performance based incentive program that is based on sales and profit goals. In addition, our salaried and hourly employees are also eligible to participate in a 401(k) plan, medical/dental/vision insurance plans and receive vacation/paid time off based on tenure.

Food Preparation, Quality Control and Purchasing

We strive to maintain high food quality standards. To ensure our quality standards are met, we negotiate directly with independent producers of food products. We provide detailed quality and yield specifications to suppliers for our purchases. Our systems are designed to protect the safety and quality of our food supply throughout the procurement and preparation process. Within each store, the Kitchen Manager is primarily responsible for ensuring the timely and correct preparation of food products, per the recipes we specify. We provide each of our stores with various tools and training to facilitate these activities.

Foreign Operations

We own and operate one store outside of the United States, in Toronto, Canada. This store generated revenue of approximately $10,611 USD in fiscal 2014, $10,598 USD in fiscal 2013 and $11,020 USD in fiscal 2012 on a 52 week basis, representing approximately 1.4%, 1.7% and 1.8%, respectively, of our consolidated revenue. As of February 1, 2015, less than 1.0% of our long-lived assets were located outside of the United States. Additionally, our lone franchise store located in Niagara Falls, Ontario, Canada which opened on June 25, 2009 ceased operations as Dave & Buster’s on May 31, 2013. This change and the associated termination of the related franchise and development agreements did not have a material impact on our financial position or results of operations.

The foreign activities are subject to various risks of doing business in a foreign country, including currency fluctuations, changes in laws and regulations and economic and political stability. We do not believe there is any material risk associated with the Canadian operations or any dependence by the domestic business upon the Canadian operations.

Store-Level Quarterly Fluctuations and Seasonality

We expect seasonality to be a factor in the operation or results of the business in the future with higher first and fourth quarter revenues associated with the spring and year-end holidays. These quarters will continue to be susceptible to the impact of severe weather on customer traffic and sales during that period. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to the other quarters.

Suppliers

The principal goods used by us are redemption game prizes and food and beverage products, which are available from a number of suppliers. We have expanded our contacts with amusement merchandise suppliers through the direct import program, a program in which we purchase Winner’s Circle merchandise and certain glassware, plateware and furniture directly from offshore manufacturers. We are a large buyer of traditional and amusement games and as a result believe we receive discounted pricing arrangements. Federal and state health care mandates and mandated increases in the minimum wage and other macro-economic pressures could have the repercussion of increasing expenses, as suppliers may be adversely impacted and seek to pass on higher costs to us.

Competition

The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with theme parks, as well as providers of out-of-home entertainment, including localized attraction facilities such as movie theaters, sporting events, bowling alleys, night clubs and restaurants. We also face competition from local establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. Some of these establishments may exist in multiple locations, and we may also face competition on a national basis in the future from other concepts that are similar to ours. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie delivery.

Intellectual Property

We have registered the trademarks Dave & Buster’s®, Power Card®, Eat & Play Combo® , Eat Drink Play®, and Eat Drink Play Watch® , and have registered or applied to register certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries. We consider our tradename and our logo to be important features of our operations and seek to actively monitor and protect our interest in this property in the various jurisdictions where we operate. We also have certain trade secrets, such as our recipes, processes, proprietary information and certain software programs that we protect by requiring all of our employees to sign a code of ethics, which includes an agreement to keep trade secrets confidential.

Employees

As of February 1, 2015, we employed 10,930 persons, 184 of whom served at our corporate headquarters, 725 of whom served as management personnel and the remainder of whom were hourly personnel. None of our employees are covered by collective bargaining agreements and we have never experienced an organized work stoppage, strike or labor dispute. We believe working conditions and compensation packages are competitive with those offered by competitors and consider our relations with our employees to be good.

Corporate Information

Our corporate headquarter is located at 2481 Mañana Drive, Dallas, Texas, and our telephone number is (214) 357-9588. Our website is www.daveandbusters.com.

You may obtain, free of charge, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q, and 8-K, at our internet website. These reports will be available as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including our Audit Committee Charter, Compensation Committee Charter, Code of Business Ethics, Nominating and Corporate Governance Committee Charter, and Whistle Blower Policy.

ITEM 1A.	RISK FACTORS

We wish to caution you that our business and operations are subject to a number of risks and uncertainties. The factors listed below are important factors that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this Report, and our other filings with the SEC, in our news releases, written or electronic communications, and verbal statements by our representatives.

You should be aware that forward-looking statements involve risks and uncertainties. These risks and uncertainties may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance, or achievements contained in or implied by these forward-looking statements. Forward-looking statements are generally accompanied by words like “believes,” “anticipates,” “estimates,” “predicts,” “expects,” and other similar expressions that convey uncertainty about future events or outcomes.

Risks Related to Our Business

The economic uncertainty in the United States and Canada impacts our business and financial results and a renewed recession could materially affect us in the future.

Any significant decrease in consumer confidence, or periods of economic slowdown or recession, could lead to a curtailing of discretionary spending, which in turn could reduce our revenues and results of operations and adversely affect our financial position. Our business is dependent upon consumer discretionary spending and therefore is affected by consumer confidence as well as the future performance of the United States and global economies. As a result, our results of operations are susceptible to economic slowdowns and recessions. Increases in job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies, credit card debt and home mortgage and other borrowing costs, declines in housing values and reduced access to credit, amongst other factors, may result in lower levels of customer traffic in our stores, a decline in consumer confidence and a curtailing of consumer discretionary spending. We believe that consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail. If economic conditions worsen, whether in the United States or in the communities in which our stores are located, we could see deterioration in customer traffic or a reduction in the average amount customers spend in our stores. A reduction in revenues will result in sales de-leveraging (spreading our fixed costs across the lower level of sales) and will in turn cause downward pressure on our profit margins. This could result in reduction of staff levels, asset impairment charges and potential store closures, a deceleration of new store openings and an inability to comply with the covenants under our senior secured credit facility.

Future economic downturns similar to the economic crisis that began in 2008 could have a material adverse impact on our landlords or other tenants in shopping centers in which we are located, which in turn could negatively affect our financial results.

If we experience another economic downturn in the future, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required tenant improvement allowances or satisfy other lease covenants to us. In addition, tenants at shopping centers in which we are located or have executed leases, or to which our locations are near, may fail to open or may cease operations. Decreases in total tenant occupancy in shopping centers in which we are located, or to which our locations are near, may affect traffic at our stores. All of these factors could have a material adverse impact on our operations.

Our growth strategy depends on our ability to open new stores and operate them profitably.

As of February 1, 2015, there were 73 stores open in the United States and Canada. A key element of our growth strategy is to open additional stores in locations that we believe will provide attractive returns on investment. We have identified a number of additional sites for potential future Dave & Buster’s stores. Our ability to open new stores on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond our control, including our ability to:

•	find quality locations;
•	reach acceptable agreements regarding the lease or purchase of locations;
•	comply with applicable zoning, licensing, land use and environmental regulations;
•	raise or have available an adequate amount of cash or currently available financing for construction and opening costs;
•	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs;
•	obtain, for acceptable cost, required permits and approvals, including liquor licenses; and
•	efficiently manage the amount of time and money used to build and open each new store.

If we succeed in opening new stores on a timely and cost-effective basis, we may nonetheless be unable to attract enough customers to new stores because potential customers may be unfamiliar with our stores or concept, or our entertainment and menu options might not appeal to them. Our new large and small format stores may not meet or exceed the performance of our existing stores or meet or exceed our performance targets, including target cash-on-cash returns. New stores may even operate at a loss, which could have a significant adverse effect on our overall operating results. If the expected future cash flows for a store are less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss in an amount equal to the excess of the asset carrying amount over the fair value. Opening a new store in an existing market could reduce the revenue at our existing stores in that market. In addition, historically, new stores experience a drop in revenues after their first year of operation. Typically, this drop has been temporary and has been followed by increases in revenue in line with the rest of our comparable store base, but there can be no assurance that this will be the case in the future or that a new store will succeed in the long term.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

Some of our new stores will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new stores to be less successful than stores in our existing markets. In addition, our national advertising program may not be successful in generating brand awareness in all local markets, and the lack of market awareness of the Dave & Buster’s brand can pose an additional risk in expanding into new markets. Stores opened in new markets may open at lower average weekly revenues than stores opened in existing markets, and may have higher store-level operating expense ratios than stores in existing markets. Sales at stores opened in new markets may take longer to reach average store revenues, if at all, thereby adversely affecting our overall profitability.

In addition, we may in the future establish stores outside of the United States and Canada. In addition to the risks posed by new markets generally, the operating conditions in overseas markets may vary significantly from those we have experienced in the past, including in relation to consumer preferences, regulatory environment, currency risk, the presence and cooperation of suitable local partners and availability of vendors or commercial and physical infrastructure, among others. There is no guarantee that we will be successful in integrating these new stores into our operations, achieving market acceptance, operating these stores profitably, and maintaining compliance with the rapidly changing business and regulatory requirements of new markets. If we are unable to do so, we could suffer a material adverse effect on our business, financial condition and results of operations.

We may not be able to compete favorably in the highly competitive out-of-home and home-based entertainment and restaurant markets, which could have a material adverse effect on our business, results of operations or financial condition.

The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with theme parks, as well as with providers of out-of-home entertainment, including localized attraction facilities such as movie theatres, sporting events, bowling alleys, nightclubs and restaurants. Many of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of stores, have been in business longer, have greater name recognition and are better established in the markets where our stores are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our stores. The legalization of casino gambling in geographic areas near any current or future store would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition. We also face competition from local establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie delivery. Our failure to compete favorably in the competitive out-of-home and home-based entertainment and restaurant markets could have a material adverse effect on our business, results of operations and financial condition.

Our quarterly results of operations are subject to fluctuations due to the seasonality of our business and other events.

Our operating results fluctuate significantly from quarter to quarter as a result of seasonal factors. Typically, we have higher first and fourth quarter revenues associated with the spring and year-end holidays. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to the other quarters. We expect seasonality will continue to be a factor in our results of operations. As a result, factors affecting peak seasons could have a disproportionate effect on our results. For example, the number of days between Thanksgiving and New Year’s Day and the days of the week on which Christmas and New Year’s Eve fall affect the volume of business we generate during the December holiday season and can affect our results for the full fiscal year. In addition, adverse weather during the winter and spring seasons can have a significant impact on our first and fourth quarters, and therefore our results for the full fiscal year.

Our operating results may also fluctuate significantly because of non-seasonal factors. Due to our relatively limited number of locations, poor results of operations at any single store could materially affect our overall profitability.

Our quarterly results of operations are subject to fluctuations due to the timing of new store openings.

The timing of new store openings may result in significant fluctuations in our quarterly performance. We typically incur most cash pre-opening costs for a new store within the two months immediately preceding, and the month of, the store’s opening. In addition, the labor and operating costs for a newly opened store during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. We expect to spend approximately $92,000 to $102,000 ($67,000 to $77,000 net of tenant improvement allowances from landlords) for new store construction in fiscal 2015. A portion of the fiscal 2015 new store spend is related to stores that will be under construction in fiscal 2015 and are not expected to open until fiscal 2016. Due to these substantial up-front financial requirements to open new stores, the investment risk related to any single store is much larger than that associated with many other restaurants or entertainment venues.

We may not be able to maintain profitability.

Maintaining profitability depends upon numerous factors, including our ability to generate increased revenues and our ability to control expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Report and our ongoing depreciation and amortization expense, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we can make no assurances that we will be able to achieve, sustain or increase profitability in the future. Failure to achieve and maintain profitability could have an adverse impact on the trading prices of our common stock.

Our operations are susceptible to the availability and cost of food and other supplies, in most cases from a limited number of suppliers, which subject us to possible risks of shortages, interruptions and price fluctuations.

Our profitability depends in part on our ability to anticipate and react to changes in product costs. Cost of food as a percentage of total revenue was 8.6% in fiscal 2014. Cost of amusement and other costs as a percentage of total revenue was 7.3% in fiscal 2014. If we have to pay higher prices for food or other supplies, our operating costs may increase, and, if we are unable or unwilling to pass such cost increases on to our customers, our operating results could be adversely affected.

The unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. We also have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our stores, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our stores and cause us to remove certain items from our menu. Other than forward purchase contracts for certain food items, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies.

We may not be able to anticipate and react to changing food, beverage and amusement costs by adjusting purchasing practices or menu and game prices, and a failure to do so could have a material adverse effect on our operating results.

Our procurement of games and amusement offerings is dependent upon a few suppliers.

Our ability to continue to procure new games, amusement offerings, and other entertainment-related equipment is important to our business strategy. The number of suppliers from which we can purchase games, amusement offerings and other entertainment-related equipment is limited. To the extent that the number of suppliers declines, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation and other associated risks.

In addition, any increase in cost or decrease in availability of new amusement offerings that appeal to customers could adversely impact the cost to acquire and operate new amusements which could have a material adverse effect on our operating results. We may not be able to anticipate and react to changing amusement offerings cost by adjusting purchasing practices or game prices, and a failure to do so could have a material adverse effect on our operating results.

Instances of foodborne illness and outbreaks of disease, as well as negative publicity relating thereto, could result in reduced demand for our menu offerings and reduced traffic in our stores and negatively impact our business.

We cannot guarantee that our supply chain and food safety controls and training will be fully effective in preventing all food safety issues at our stores, including any occurrences of foodborne illnesses such as salmonella, E. coli and hepatitis A. In addition, we rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single store. Some foodborne illness incidents could be caused by third-party vendors and distributors outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our stores or markets or related to food products we sell could negatively affect our store sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our stores. A number of restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our stores, or negative publicity or public speculation about an incident, could reduce customer visits to our stores and negatively impact demand for our menu offerings.

We may not be able to operate our stores, or obtain and maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements, which could adversely affect our business, results of operations or financial condition.

We are subject to various federal, state and local laws affecting our business. Each store is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement, health and safety and fire agencies in the state, county or municipality in which the store is located. Each store is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In the past, we have had licenses temporarily suspended. The most recent example is our license to sell alcoholic beverages was suspended for two days in 2011 in our Maple Grove, Minnesota store, due to violations of the terms of our licenses. In some states, the loss of a license for cause with respect to one location may lead to the loss of licenses at all locations in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each store, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.

As a result of operating certain entertainment games and attractions, including skill-based games that offer redemption prizes, we are subject to amusement licensing and regulation by the states, counties and municipalities in which our stores are located. These laws and regulations can vary significantly by state, county, and municipality and, in some jurisdictions, may require us to modify our business operations or alter the mix of redemption games and simulators we offer. Moreover, as more states and local communities implement legalized gambling, the laws and corresponding enabling regulations may also be applicable to our redemption games and regulators may create new licensing requirements, taxes or fees, or restrictions on the various types of redemption games we offer. For example, the State of Florida has adopted a more restrictive definition of legal redemption games. Furthermore, the states of Ohio (broad regulation of games of skill) and Maryland (regulation of electronic gaming devices), and the city of Honolulu, Hawaii (regulation of simulated gambling devices), are considering changes to existing laws to further regulate legalized gaming and illegal gambling. Adoption of these laws, or adverse interpretation of existing laws, could require our existing stores in these jurisdictions to alter the mix of games, modify certain games, limit the number of tickets that may be won by a customer from a redemption game, change the mix of prizes that we may offer at our Winner’s Circle or terminate the use of specific games, any of which could adversely affect our operations. If we fail to comply with such laws and regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our financial results.

Changes in laws, regulations and other requirements could adversely affect our business, results of operations or financial condition.

We are also subject to federal, state and local environmental laws, regulations and other requirements. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new stores in particular locations. Environmental laws and regulations also govern, among other things, discharges of pollutants into the air and water as well as the presence, handling, release and disposal of and exposure to hazardous substances. These laws provide for significant fines and penalties for noncompliance. Third parties may also make personal injury, property damage or other claims against us associated with actual or alleged release of, or exposure to, hazardous substances at our properties. We could also be strictly liable, without regard to fault, for certain environmental conditions at properties we formerly owned or operated as well as at our current properties.

In addition, we are subject to the Fair Labor Standards Act (which governs such matters as minimum wages and overtime), the Americans with Disabilities Act, various family-leave mandates and other federal, state and local laws and regulations that govern working conditions. From time-to-time, the U.S. Congress and the states consider increases in the applicable minimum wage. Several states in which we operate have enacted increases in the minimum wage, which have taken effect during the past several years, and further increases are anticipated. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage. In general, we have been able to substantially offset cost increases resulting from changes in minimum wage rates by increasing menu prices, improving productivity, or through other adjustments. However, we are uncertain of the repercussions, if any, of increased minimum wages on other expenses. For example, our suppliers may be more severely impacted by higher minimum wage standards, which could result in increased costs to us. If we are unable to offset these costs through increased costs to our customers, our business, results of operations and financial condition could be adversely affected. Moreover, although none of our employees have been or are now represented by any unions, labor organizations may seek to represent certain of our employees in the future, and if they are successful, our payroll expenses and other labor costs may be increased in the course of collective bargaining, and/or there may be strikes or other work disruptions that may adversely affect our business.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), as well as other healthcare reform legislation being considered by Congress and state legislatures, may have an adverse effect on our business. Although the Affordable Care Act does not mandate that employers offer health insurance to all employees who are eligible under the legislation, beginning in 2015, penalties will be assessed on employers who do not offer health insurance that meets certain affordability or benefit coverage requirements. Providing health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide and to a potentially larger proportion of our employees, or the payment of penalties if the specified level of coverage is not provided at an affordable cost to employees, will increase our expenses. Additionally, our distributors and suppliers also may be affected by higher health care-related costs, which could result in higher costs for goods and services supplied to us. We believe our plans meet these requirements, however, providing health insurance benefits to a potentially larger proportion of our employees, or the payment of penalties if the specified level of coverage is not provided at an affordable cost to employees, could have a significant, negative impact on our business.

The Affordable Care Act also requires us to comply with federal nutritional disclosure requirements. The Food and Drug Administration has recently finalized regulations to implement the nutritional menu labeling provisions of the Affordable Care Act. These final regulations will be effective on December 1, 2015 and establish a uniform, federal requirement for certain restaurants, including ours, to post certain nutritional information on their menus. We will be required to publish the total number of calories of standard menu items on menus, along with a statement that puts this calorie information in the context of a total daily calorie intake. The Affordable Care Act also requires us to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus about the availability of this information. The Affordable Care Act also permits the Food and Drug Administration to require us to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends and eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the hospitality industry in general.

Our sales and results of operations may be adversely affected by climate change and the passage of other environmental legislation and regulations. The costs and other effects of new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent that such requirements increase prices charged to us by vendors because of increased compliance costs. At this point, we are unable to determine the impact that climate change and other environmental legislation and regulations could have on our overall business.

We face potential liability with our gift cards under the property laws of some states.

Our gift cards, which may be used to purchase food, beverages, merchandise and game play credits in our stores, may be considered stored value cards. Certain states include gift cards under their abandoned and unclaimed property laws, and require companies to remit to the state cash in an amount equal to all or a designated portion of the unredeemed balance on the gift cards based on certain card attributes and the length of time that the cards are inactive. To date we have not remitted any amounts relating to unredeemed gift cards to states based upon our assessment of applicable laws. We recognize income from unredeemed cards when we determine that the likelihood of the cards being redeemed is remote and that recognition is appropriate based on governing state statutes.

The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards is complex, involving an analysis of constitutional, statutory provisions and factual issues. In the event that one or more states change their existing abandoned and unclaimed property laws or successfully challenge our position on the application of its abandoned and unclaimed property laws to our gift cards, or if the estimates that we use in projecting the likelihood of the cards being redeemed prove to be inaccurate, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.

Our Power Cards may raise similar concerns to gift cards in terms of the applicability of states’ abandoned and unclaimed property laws. However, based on our analysis of abandoned and unclaimed property laws, we believe that our Power Cards are not stored value cards and such laws do not apply, although there can be no assurance that states will not take a different position.

Customer complaints or litigation on behalf of our customers or employees may adversely affect our business, results of operations or financial condition.

Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our customers or employees. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We could also face potential liability if we are found to have misclassified certain employees as exempt from the overtime requirements of the federal Fair Labor Standards Act and state labor laws. We have had from time to time and now have such lawsuits pending against us. In addition, from time to time, customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a store. We are also subject to a variety of other claims in the ordinary course of business, including personal injury, lease and contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers.

We are also subject to “dram shop” statutes in certain states in which our stores are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We are currently the subject of one lawsuit that alleges a violation of these statutes. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. As approximately 32.4% of our food and beverage revenues were derived from the sale of alcoholic beverages during fiscal 2014, adverse publicity resulting from these allegations may materially affect our stores and us.

We may face labor shortages that could slow our growth and adversely impact our ability to operate our stores.

The successful operation of our business depends upon our ability to attract, motivate and retain a sufficient number of qualified executives, managers and skilled employees. From time-to-time, there may be a shortage of skilled labor in certain of the communities in which our stores are located. Shortages of skilled labor may make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees and could delay the planned openings of new stores or adversely impact our existing stores. Any such delays, material increases in employee turnover rates in existing stores or widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have a material adverse effect on our results of operations.

Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase our costs in recruiting, training and retaining employees. Also, although our hiring practices comply with the requirements of federal law in reviewing employees’ citizenship or authority to work in the United States, increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our stores, thereby negatively impacting our business.

We depend on the services of key executives, the loss of whom could materially harm our business and our strategic direction if we were unable to replace them with executives of equal experience and capabilities.

Our future success significantly depends on the continued service and performance of our key management personnel. With the exception of Kevin Bachus, Senior Vice President of Entertainment and Game Strategy, we have employment agreements with all members of senior management. However, we cannot prevent members of senior management from terminating their employment with us. Losing the services of members of senior management could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. In addition, we have not purchased life insurance on any members of our senior management.

Local conditions, events, terrorist attacks, adverse weather conditions and natural disasters could adversely affect our business.

Certain of the regions in which our stores are located have been, and may in the future be, subject to adverse local conditions, events, terrorist attacks, adverse weather conditions, or natural disasters, such as earthquakes, floods and hurricanes. For example, nine of our stores are located in California and are particularly subject to earthquake risk, and our five stores in Florida, our two stores in Houston, Texas and our one store in Hawaii are particularly subject to hurricane risk. Depending upon its magnitude, a natural disaster could severely damage our stores, which could adversely affect our business, results of operations or financial condition. We currently maintain property and business interruption insurance through the aggregate property policy for each of the stores. However, such coverage may not be sufficient if there is a major disaster. In addition, upon the expiration of our current insurance policies, adequate insurance coverage may not be available at reasonable rates, or at all.

Damage to our brand or reputation could adversely affect our business.

Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perception of our Company, the quality of our food service and facilities and our integrity. Multi-store businesses, such as ours, can be adversely affected by unfavorable publicity resulting from poor food quality, illness or health concerns, or a variety of other operating issues stemming from one or a limited number of stores. Adverse publicity involving any of these factors could make our stores less appealing, reduce our customer traffic and/or impose practical limits on pricing. In the future, our stores may be operated by franchisees. Any such franchisees will be independent third parties that we do not control. Although our franchisees will be contractually obligated to operate the store in accordance with our standards, we would not oversee their daily operations. If one or more of our stores were the subject of unfavorable publicity, our overall brand could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to renew real property leases on favorable terms, or at all, which may require us to close a store or relocate, either of which could have a material adverse effect on our business, results of operations or financial condition.

All 73 stores operated by us as of February 1, 2015 are operated on leased property. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the stores on the leased premises once certain thresholds are met. A decision not to renew a lease for a store could be based on a number of factors, including an assessment of the area in which the store is located. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the stores at the leased locations is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such stores to remain profitable as their terms expire, the number of such stores may decrease, resulting in lower revenue from operations, or we may relocate a store, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations and financial condition. For example, our store lease on our Farmingdale location did not contain an option to renew and the lease expired in February 2015, resulting in the store’s closure on February 8, 2015.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.

Payments under our operating leases account for a significant portion of our operating expenses. For example, total rental payments, including additional rental payments based on sales at some of our stores, under operating leases were approximately $62,030, or 8.3% of our total revenues, in fiscal 2014. In addition, as of February 1, 2015, we were a party to operating leases requiring future minimum lease payments aggregating approximately $125,424 through the next two years and approximately $536,636 thereafter. We expect that we will lease any new stores we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our ability to obtain additional financing;
•	requiring a substantial portion of our available cash to be applied to pay our rental obligations, thus reducing cash available for other purposes;
•	limiting our flexibility in planning for or reacting to changes in our business or the industry in which we compete; and
•	placing us at a disadvantage with respect to our competitors.

We depend on cash flow from operations to pay our lease obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under bank loans or from other sources, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would have a material adverse effect on us.

We may not be able to adequately protect our intellectual property.

Our intellectual property is essential to our success and competitive position. We use a combination of intellectual property rights, such as trademarks and trade secrets, to protect our brand and certain other proprietary processes and information material to our business. The success of our business strategy depends, in part, on our continued ability to use our intellectual property rights to increase brand awareness and further develop our branded products in both existing and new markets. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. If third parties misappropriate or infringe our intellectual property, the value of our image, brand and the goodwill associated therewith may be diminished, our brand may fail to achieve and maintain market recognition, and our competitive position may be harmed, any of which could have a material adverse effect on our business, including our revenues. Policing unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the violation or misappropriation of such intellectual property rights by others. To protect our intellectual property, we may become involved in litigation, which could result in substantial expenses, divert the attention of management and adversely affect our revenue, financial condition and results of operations.

We cannot be certain that our products and services do not and will not infringe on the intellectual property rights of others. Any such claims, regardless of merit, could be time-consuming and expensive to litigate or settle, divert the attention of management, cause significant delays, materially disrupt the conduct of our business and have a material adverse effect on our financial condition and results of operations. As a consequence of such claims, we could be required to pay a substantial damage award, take a royalty-bearing license, discontinue the use of third-party products used within our operations and/or rebrand our business and products.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. Any failure to remediate deficiencies noted by our management or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.

Disruptions in our information technology systems or security breaches of confidential customer information or personal employee information could have an adverse impact on our operations.

Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale, kiosk and amusement operations systems in our stores, data centers that process transactions, communication systems and various other software applications used throughout our operations. Disruptions in these systems could have an adverse impact on our operations. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulty could lead to significant expenses or to losses due to disruption in our business operations.

In addition, our information technology systems are subject to the risk of infiltration or data theft. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information technology systems change frequently and may be difficult to detect for long periods of time. As such, we may be unable to anticipate these techniques or implement adequate preventive measures. The hardware, software or applications we develop or procure from third parties may also contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other methods of deceiving our team members, contractors and temporary staff. In 2007, there was an external breach of our credit card processing systems, which led to fraudulent credit card activity and resulted in the payment of fines and reimbursements for the fraudulent credit card activity. As part of a settlement with the Federal Trade Commission, we have implemented a series of corrective measures in order to ensure that our computer systems are secure and that our customers’ personal information is protected. Despite our considerable efforts and investment in technology to secure our computer network, security could still be compromised, confidential information could be misappropriated or system disruptions could occur in the future. This could cause significant harm to our reputation, lead to a loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.

Our current insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. For example, we maintain business interruption insurance, but there can be no assurance that the coverage for a severe or prolonged business interruption at one or more of our stores would be adequate. Given the limited number of stores we operate, such a loss could have a material adverse effect on our results of operations. Similarly, although we carry insurance for breaches of our computer network security, there can be no assurance that all types of potential loss or liability will be covered by such insurance or that we have enough insurance to provide coverage against all claims. Moreover, we believe that insurance covering liability for violations of wage and hour laws is generally not available. These losses, if they occur, could have a material adverse effect on our business and results of operations.

Risks Related to Our Capital Structure

Our indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

As of February 1, 2015, we had $430,000 ($429,020 net of discount) of borrowings under our term loan facility, no borrowings under our revolving credit facility and $5,822 in letters of credit outstanding. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us, or at all.

Our substantial indebtedness could have important consequences, including:

•	our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions, new store growth and general corporate or other purposes may be limited;
•	a portion of our cash flows from operations will be dedicated to the payment of principal and interest on the indebtedness and will not be available for other purposes, including operations, capital expenditures and future business opportunities;
•	our senior secured credit facility has a variable rate of interest, exposing us to the risk of increased interest rates;
•	our ability to adjust to changing market conditions may be limited and may place us at a competitive disadvantage compared to less-leveraged competitors; and
•	we may be vulnerable in a downturn in general economic conditions or in business, or may be unable to carry on capital spending that is important to our growth.

The terms of our new senior secured credit facility restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our new senior secured credit facility contains, and any future indebtedness will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt;
•	pay dividends and make other restricted payments;
•	create liens;
•	make investments and acquisitions;
•	engage in sales of assets and subsidiary stock;
•	enter into sale-leaseback transactions;
•	enter into transactions with affiliates;
•	transfer all or substantially all of our assets or enter into merger or consolidation transactions;
•	hedge currency and interest rate risk; and
•	make capital expenditures.

Our new senior secured credit facility requires us to meet a maximum total leverage ratio if outstanding revolving loans and letters of credit (other than letters of credit that have been backstopped or cash collateralized) are in excess of 30% of the outstanding revolving commitments. Failure by us to comply with the covenants or financial ratios contained in the instruments governing our indebtedness could result in an event of default under the facility, which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our senior secured credit facility, the lenders will not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts. If our indebtedness were to be accelerated, our assets may not be sufficient to repay this indebtedness in full.

Our principal stockholder has substantial control over us.

As of February 1, 2015, the Oak Hill Funds collectively beneficially own approximately 62.1% of our outstanding common stock. As a consequence, the Oak Hill Funds or their affiliates are able to control matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change of control of us otherwise favored by our other stockholders and could depress our stock price.

As a result of affiliates of the Oak Hill Funds controlling a majority of our outstanding common stock, we are a “controlled company” within the meaning of NASDAQ corporate governance standards. Under these rules, a “controlled company” may elect not to comply with certain NASDAQ corporate governance standards, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;
•	the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	the requirement for an annual performance evaluation of the nominating and corporate governance committee and compensation committee.

We currently utilize certain of these exemptions and may elect to utilize others in the future. As a result, we may not have a majority of independent directors, our nominating and corporate governance committee and compensation committee may not consist entirely of independent directors and such committees will not be subject to annual performance evaluations. Accordingly, our stockholders may not have the same protections afforded to shareholders of companies that are subject to all of the NASDAQ corporate governance requirements.

In addition, so long as the Oak Hill Funds (or one or more of their affiliates to the extent assigned thereto) own at least 40% of our outstanding common stock, stockholders will be able to take action by written consent. During such time, affiliates of the Oak Hill Funds, along with a limited number of other stockholders (if the Oak Hill Funds hold less than a majority of our outstanding common stock), could take action by written consent and prevent other stockholders the opportunity to attend a meeting of stockholders and vote on a particular matter.

So long as the Oak Hill Funds (or one or more of their affiliates, to the extent assigned thereto or any person that acquires at least 10% of the voting power of all outstanding shares of our common stock from the Oak Hill Funds in a privately negotiated transaction (an “Oak Hill Transferee”), as applicable) own 10% or more of the outstanding shares of our common stock, the Oak Hill Funds or an Oak Hill Transferee, as applicable, will have the right to call a special meeting of our stockholders.

Under the stockholders agreement, the Oak Hill Funds have consent rights with respect to the following matters so long as the Oak Hill Funds (or one or more of their affiliates, to the extent assigned thereto) own 25% or more of the outstanding shares of our common stock: declaration or payments of non-pro rata dividends or non-pro rata repurchases of our common stock or amendments to our organizational documents in a manner adverse to the Oak Hill Funds.

The Oak Hill Funds and their affiliates will be reimbursed for certain costs and expenses pursuant to the stockholders’ agreement.

Conflicts of interest may arise because some of our directors are principals of our principal stockholder.

The Oak Hill Funds or their affiliates could invest in entities that directly or indirectly compete with us. As a result of these relationships, when conflicts arise between the interests of the Oak Hill Funds or their affiliates and the interests of our stockholders, these directors may not be disinterested. The representatives of the Oak Hill Funds on our Board of Directors, by the terms of our amended and restated certificate of incorporation and stockholders’ agreement, are not required to offer us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors. In addition, under the stockholders’ agreement, the Oak Hill Funds are granted access to our customary non-public information, and members of our management team and the Oak Hill Funds are permitted to disclose our confidential information to their affiliates, representatives and advisors and the Oak Hill Funds and their affiliates will be permitted to disclose our confidential information if requested or required by law. The Oak Hill Funds and their affiliates are also permitted to disclose our confidential information to any potential purchaser of D&B Entertainment that executes a customary confidentiality agreement.

The Oak Hill Funds are entitled to designate directors to serve on the Board of Directors proportionate to the Oak Hill Funds’ (or one or more of their affiliates, to the extent assigned thereto) aggregate ownership of the outstanding shares of our common stock, at any meeting of stockholders at which directors are to be elected to the extent that the Oak Hill Funds do not have such proportionate number of director designees then serving on the Board of Directors; provided that for so long as the Oak Hill Funds (or one or more of their affiliates, to the extent assigned thereto), individually or in the aggregate, own 5% or more of the voting power of the outstanding shares of our common stock, the Oak Hill Funds are entitled to designate one director designee to serve on the Board of Directors at any meeting of stockholders at which directors are to be elected to the extent that the Oak Hill Funds do not have a director designee then serving on the Board of Directors. Such proportionate number of director designees is determined by taking the product of the Oak Hill Funds’ (or one or more of their affiliates, to the extent assigned thereto) aggregate ownership interest in our Company multiplied by the then current number of directors on our Board of Directors (rounded up to the next whole number to the extent the product does not equal a whole number). Subject to applicable law and applicable NASDAQ rules, the stockholders’ agreement also provides that the Oak Hill Funds are entitled to nominate the members of the Nominating and Corporate Governance Committee up to a number of nominees not to exceed the number of directors designated by the Oak Hill Funds on the Board of Directors, and the remaining members are to be nominated by the Board of Directors. For so long as the Oak Hill Funds (or one or more of their affiliates, to the extent assigned thereto) own 20% or more of the voting power of the outstanding shares of our common stock, the Nominating and Corporate Governance Committee shall consist of no more than three members. In addition, subject to applicable law and applicable NASDAQ rules, each other committee of our Board of Directors, other than the Audit Committee, consists of at least one member designated by the Oak Hill Funds.

Risks Related to Ownership of Our Common Stock

Our stock price may fluctuate significantly, and you may not be able to resell your shares at or above the offering price.

The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial condition and results of operations;
•	actual or anticipated strategic, technological or regulatory threats, whether or not warranted by actual events;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	investor perceptions of our Company or the media and entertainment industries;
•	sales, or anticipated sales, of large blocks of our stock;
•	additions or departures of key management personnel, creative or other talent;
•	regulatory or political developments;
•	litigation and governmental investigations; and
•	macroeconomic conditions.

Furthermore, the stock market has experienced extreme volatility that in some cases has been unrelated or disproportionate to the operating performance of particular companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

As of February 1, 2015, we had 400,000,000 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Subsequent to the exercise of 300,151 options sold as part of the February 5, 2014 follow-on offering, we have reserved 3,693,897 shares for issuance upon exercise of outstanding stock options under our 2010 Stock Incentive Plan and 3,100,000 for issuances under our 2014 Stock Incentive Plan. Any common stock that we issue, including under our 2014 Stock Incentive Plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by current stockholders.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.

If our existing stockholders sell substantial amounts of our common stock in the public market following this offering, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of February 1, 2015, we had 39,969,228 shares of common stock outstanding. We, our directors and our executive officers and our significant stockholders are subject to certain restrictions on resale. Following the expiration of the resale restrictions, our principal stockholders will have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse or when we are required to register the sale of our stockholders’ remaining shares of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We do not anticipate paying any dividends in the foreseeable future on our common stock. We intend to retain all future earnings for the operation and expansion of our business and the repayment of outstanding debt. Our senior secured credit facility contains, and any future indebtedness likely will contain, restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to pay dividends and make other restricted payments. As a result, capital appreciation, if any, of our common stock may be your major source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot assure you that we will make such a change. See “Item 5 - Market For Registrant’s Common Equity Related Stockholder Matters And Issurer Purchase of Equity Securities—Dividend Policy”.

We are a holding company with no operations, and we rely on our operating subsidiary to provide us with the funds necessary to meet our financial obligations and to pay dividends.

We are a holding company with no material direct operations. Our principal assets are equity interests that we indirectly hold in our operating subsidiary, D&B Inc, which owns our operating assets. As a result, we are dependent on loans, dividends, and other payments from D&B Inc to generate funds necessary to meet our financial obligations and to pay dividends or otherwise making funds available to us under certain conditions. Although we do not expect to pay dividends on our common stock for the foreseeable future, if we are unable to obtain funds from our subsidiary, we may be unable to, or our board may exercise its discretion not to, pay dividends.

We are an “emerging growth company” and elect to comply with certain reduced reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even though we currently only avail ourselves of the reduced disclosure obligations with respect to executive compensation, we may avail ourselves of additional reduced requirements applicable to emerging growth companies from time to time in the future. We cannot predict if investors will find our common stock less attractive because we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we are choosing to opt out of any extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an “emerging growth company” for up to five years following our IPO, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700,000 as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Our costs could increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

As a public company and particularly after we cease to be an “emerging growth company” (to the extent that we have taken advantage of certain exceptions from reporting requirements that are available under the JOBS Act as an “emerging growth company”), we could incur significant legal, accounting and other expenses not incurred in previous years. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as rules promulgated by the SEC and NASDAQ, require us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations may increase our legal and financial compliance costs.

Sarbanes-Oxley, as well as rules and regulations subsequently implemented by the SEC and NASDAQ, have imposed increased disclosure and enhanced corporate governance practices for public companies. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards are likely to result in increased expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. We may not be successful in continuing to implement these requirements and implementing them could adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our financial results on a timely and accurate basis could be impaired.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes- Oxley could have a material adverse effect on our business and stock price.

We are required to comply with certain SEC rules that implement Sections 302 and 404 of Sarbanes-Oxley, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose changes made in our internal control procedures on a quarterly basis, if we take advantage of certain exceptions from reporting requirements that are available to “emerging growth companies” under the JOBS Act, each independent registered public accounting firm that performs an audit for us will not be required to attest to and report on our annual assessment of our internal controls over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event they are not satisfied with the level at which our controls are documented, designed or operating.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.

Our amended and restated certificate of incorporation and amended and restated bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our Company or changes in our management, including, among other things:

•	restrictions on the ability of our stockholders to fill a vacancy on the Board of Directors;

•	our ability to issue preferred stock with terms that the Board of Directors may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•	the inability of our stockholders other than the Oak Hill Funds to call a special meeting of stockholders;
•	specify that special meetings of our stockholders can be called only upon the request of a majority of our Board of Directors or our Chief Executive Officer or at the request of the Oak Hill Funds or an Oak Hill Transferee, as long as the Oak Hill Funds (or one or more of their affiliates to the extent assigned thereto, or an Oak Hill Transferee, as applicable) owns at least 10% of the voting power of all outstanding shares of our capital stock;
•	our directors may only be removed from the Board of Directors for cause by the affirmative vote of (i) a majority of the remaining members of the Board of Directors or (ii) the holders of at least 66 2/3% of the voting power of outstanding shares of our common stock entitled to vote thereon;
•	the absence of cumulative voting in the election of directors, which may limit the ability of minority stockholders to elect directors; and
•	advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of us.

These provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a transaction involving a change of control of our Company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. Accordingly, Section 203 could have an anti-takeover effect with respect to certain transactions that the Board of Directors does not approve in advance. The provisions of Section 203 may encourage companies interested in acquiring the Company to negotiate in advance with the Board of Directors because the stockholder approval requirement would be avoided if the Board of Directors approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder.

However, Section 203 also could discourage attempts that might result in a premium over the market price for the shares held by stockholders. These provisions also may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests. Our amended and restated certificate of incorporation provides that we will not be governed by Section 203 of the Delaware General Corporation Law. Our amended and restated certificate of incorporation will contain a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law, and will prevent us from engaging in a business combination with an interested stockholder for a period of three years from the date such person acquired such common stock unless (with certain exceptions) the business combination is approved in a prescribed manner, including if Board of Directors approval or stockholder approval is obtained prior to the business combination, except that they will provide that the Oak Hill Funds, or any affiliate thereof or any person or entity which acquires from any of the foregoing stockholders beneficial ownership of 5% or more of the then outstanding shares of our voting stock in a transaction or any person or entity which acquires from such transferee beneficial ownership of 5% or more of the then outstanding shares of our voting stock other than through a registered public offering or through any broker’s transaction executed on any securities exchange or other over-the-counter market, shall not be deemed an interested stockholder for purposes of this provision of our amended and restated certificate of incorporation and therefore not subject to the restrictions set forth in this provision.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of February 1, 2015, we lease the building or site of all 73 stores. Our lone franchised store operating in Canada ceased operations as Dave & Buster’s on May 31, 2013. We had no financial obligation relating to the franchisee’s property. We permanently closed our Bethesda location on August 12, 2014. The following table sets forth the number of stores that are located in each state/country as of February 1, 2015.

LOCATION/MARKET	SQUARE FOOTAGE	LOCATION/MARKET	SQUARE FOOTAGE
Phoenix, AZ	65,000	Concord, NC (Charlotte)	53,000
Tempe, AZ (Phoenix)	50,000	Omaha, NE	29,000
Irvine, CA (Los Angeles)	55,000	Albuquerque, NM	25,000
Westchester, CA (Los Angeles)	40,000	Albany, NY	33,000
Milpitas, CA (San Jose)	64,000	Williamsville, NY (Buffalo)	37,000
Ontario, CA (Los Angeles)	60,000	Farmingdale, NY (Long Island)	60,000
Orange, CA (Los Angeles)	58,000	Islandia, NY (Long Island)	48,000
Roseville, CA (Sacramento)	17,000	Syracuse, NY	27,000
San Diego, CA	44,000	West Nyack, NY (Palisades)	49,000
Arcadia, CA (Los Angeles)	50,000	New York, NY	33,000
Los Angeles, CA	35,000	Westbury, NY (Long Island)	46,000
Denver, CO	48,000	West Lake, OH (Cleveland)	58,000
Westminster, CO (Denver)	40,000	Hilliard, OH (Columbus)	38,000
Manchester, CT (Hartford)	26,000	Polaris, OH (Columbus)	17,000
Hollywood, FL (Miami)	58,000	Springdale, OH (Cincinnati)	64,000
Jacksonville, FL	40,000	Oklahoma City, OK	24,000
Orlando, FL	46,000	Tulsa, OK	17,000
Miami, FL	60,000	Clackamas, OR (Portland)	36,000
Panama City Beach, FL	40,000	Franklin Mills, PA (Philadelphia)	60,000
Marietta, GA (Atlanta)	59,000	Philadelphia, PA	65,000
Duluth, GA (Atlanta)	57,000	Homestead, PA (Pittsburgh)	60,000
Lawrenceville, GA (Atlanta)	61,000	Plymouth Meeting, PA (Philadelphia)	41,000
Honolulu, HI	44,000	Providence, RI	40,000
Boise, ID	25,000	Greenville, SC	27,000
Addison, IL (Chicago)	50,000	Nashville, TN	57,000
Chicago, IL	58,000	Arlington, TX (Dallas)	33,000
Orland Park, IL (Chicago)	24,000	Austin, TX	40,000
Vernon Hills, IL (Chicago)	40,000	Dallas, TX	45,000
Indianapolis, IN	33,000	Frisco, TX (Dallas)	50,000
Kansas City, KS	49,000	Houston I, TX	53,000
Braintree, MA (Boston)	35,000	Houston II, TX	66,000
Hanover, MD (Baltimore)	64,000	San Antonio, TX	50,000
Livonia, MI (Detroit)	41,000	Glen Allen, VA (Richmond)	16,000
Utica, MI (Detroit)	56,000	Virginia Beach, VA	42,000
Maple Grove, MN (Minneapolis)	32,000	Wauwatosa, WI (Milwaukee)	34,000
St. Louis, MO	55,000	Toronto, Canada	60,000
Cary, NC (Raleigh)	30,000

All of our stores are located on land that is leased. The contracted lease terms, including renewal options, generally range from 20 to 40 years. Our leases typically provide for a minimum annual rent plus contingent rent to be determined as a percentage of the applicable store’s annual gross revenues. We currently pay contingent rent in 17 of our stores. Generally, leases are “net leases” that require us to pay our pro rata share of taxes, insurance and maintenance costs. Our store lease in Farmingdale expired in February 2015 without an option to renew, resulting in the store’s closure on February 8, 2015. Our current store leases in Franklin Mills (Philadelphia), Pennsylvania and Concord (Charlotte), North Carolina will expire in 2019, and we do not have any remaining options to extend the lease terms. All of our other leases include renewal options that give us the opportunity to extend the lease terms beyond 2019. Additionally, as of February 1, 2015, we have signed 17 lease agreements for new store locations, including four stores that are under construction.

In addition to our leased stores, we lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. We also lease a 31,000 square foot warehouse facility in Dallas, Texas for use as additional warehouse space. This lease will expire in January 2019, with options to renew until January 2028.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to certain legal proceedings and claims that arise in the ordinary course of our business, including intellectual property disputes and miscellaneous premises liability and dram shop claims. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to, or an adverse outcome in any such legal proceedings or claims will not materially affect our business, the consolidated results of our operations or our financial condition. See Note 11 to our Notes to Consolidated Financial Statements included elsewhere in this report for a summary of legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

Our common stock has traded on NASDAQ under the symbol “PLAY” since October 10, 2014, the effective date of our initial public offering. Our initial public offering was priced at $16.00 per share. Prior to that date, there was no public market for our common stock. The range of high and low sale prices of our common stock as reported by NASDAQ is set forth in the table below.

	Low	High
Third quarter of fiscal 2014 (October 10, 2014 – November 2, 2014)	$15.89	$20.00
Fourth quarter of fiscal 2014 (November 3, 2014 – February 1, 2015)	$19.20	$30.91

On March 26, 2015, the closing price of our common stock on the NASDAQ was $30.01 per share and there were approximately 286 holders of record of our common stock.

Dividend Policy

No dividends have been declared or paid on the shares of our common stock. Currently, we intend to retain all available funds and any future earnings to fund the development and growth of our business and reduce debt, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with covenants governing our indebtedness, and will depend upon our results of operations, financial condition, cash requirements and other factors that our board of directors deems relevant. In addition, our senior secured credit facility contains restrictive covenants that limit our ability to declare dividends. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	(a)
2010 Stock Incentive Plan	3,994,048	$4.82	—
2014 Stock Incentive Plan	444,969	$16.00	2,655,031
Total	4,439,017	$5.94	2,655,031

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Dave & Buster’s Entertainment, Inc. common stock relative to the cumulative total returns of the NASDAQ Composite Index, S&P 600 Smallcap Index and S&P 600 Consumer Discretionary Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from October 10, 2014 (the date when our common stock first started trading) to February 1, 2015. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is furnished and not “filed” with the SEC and it is not “soliciting material”, and should not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

	Period Ended
	10/9/2014	11/2/2014	11/30/2014	1/4/2015	2/1/2015
PLAY	$100.00	$122.88	$143.25	$163.63	$179.63
S&P 600 Smallcap	$100.00	$111.28	$110.98	$113.35	$110.16
S&P 600 Consumer Discretionary	$100.00	$109.85	$117.03	$117.46	$116.77
NASDAQ Composite	$100.00	$108.29	$112.05	$110.54	$108.40

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The statement of operations and cash flows data for each of the fiscal years ended February 1, 2015 (Successor), February 2, 2014 (Successor), February 3, 2013 (Successor) and the balance sheet data as of February 1, 2015 (Successor) and February 2, 2014 (Successor) were derived from our audited consolidated financial statements included elsewhere in this Report. The statement of operations and cash flows data for the fiscal year ended January 29, 2012 (Successor), the 244 day period from June 1, 2010 to January 30, 2011 (Successor), and the 120 day period from February 1, 2010 to May 31, 2010 (Predecessor) and the balance sheet data as of February 3, 2013 (Successor), January 29, 2012 (Successor) and January 30, 2011 (Successor) were derived from our audited consolidated financial statements that are not included elsewhere in this Report. Unless otherwise noted herein, historic share data has been adjusted to give effect of a 224.9835679 for 1 stock split of our common stock which was effective on October 9, 2014.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. All fiscal years presented herein consist of 52 weeks, except fiscal 2012, which consists of 53 weeks.

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014	Fiscal Year Ended February 3, 2013	Fiscal Year Ended January 29, 2012	244 Days Ended January 30, 2011 (1)	120 Days Ended May 31, 2010 (1)
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Statement of Operations Data:
Total revenues	$746,751	$635,579	$608,067	$541,545	$343,533	$178,006
Operating income	73,861	51,039	43,714	34,150	17,778	4,241
Net income (loss)	7,636	2,169	8,782	(6,985)	(5,157)	(2,138)
Balance sheet data (as of end of period):
Cash and cash equivalents	70,876	38,080	36,117	33,684	34,407	N/A
Working capital (deficit) (2)	17,140	(13,700)	5,863	(9,584)	(5,186)	N/A
Property and equipment, net	436,048	388,093	337,239	323,342	304,819	N/A
Total assets	950,689	861,758	813,610	786,142	764,542	N/A
Total debt, net of discount (3)	429,020	485,677	471,050	458,497	347,918	N/A
Stockholders’ equity	258,697	150,448	147,411	137,515	239,830	N/A
Other data:
Capital expenditures	$129,688	$105,894	$78,689	$72,946	$22,255	$12,978
Stores open at end of period (4)	73	66	61	58	57	57
Net income (loss) per share of common stock:
Basic	$0.22	$0.07	$0.26	$(0.20)	$(0.09)	*
Diluted	$0.21	$0.06	$0.26	$(0.20)	$(0.09)	*
Weighted average number of shares outstanding:
Basic	35,314,884	33,187,776	33,186,426	34,478,732	55,064,278	*
Diluted	37,126,048	34,030,115	33,747,535	34,478,732	55,064,278	*

(1)	Affiliates of the Oak Hill Funds, and certain members of management, acquired all of the outstanding common stock of D&B Holdings as part of the June 1, 2010 acquisition. GAAP in the United States requires operating results for D&B Holdings prior to the June 1, 2010 acquisition to be presented as Predecessor’s results in the historical financial statements. Operating results for Dave & Buster’s Entertainment, Inc. subsequent to the June 1, 2010 acquisition are presented or referred to as Successor’s results in our historical financial statements.
(2)	Defined as total current assets minus total current liabilities.
(3)	Includes current installments.
(4)	Included in our store counts for all periods presented is our store in Farmingdale which permanently closed on February 8, 2015. Our location in Nashville, Tennessee, which temporarily closed from May 2, 2010 to November 28, 2011, due to flooding is included in our store count for all periods. Included in our January 30, 2011 store count is a store in Dallas, Texas which permanently closed on May 2, 2011. Also included in the store counts as of January 29, 2012 and January 30, 2011 is a second store in Dallas, Texas which permanently closed on December 17, 2012. Our Bethesda location, which permanently closed on August 12, 2014, is included in all store counts for all periods presented except our February 1, 2015 store counts. The number of stores open excludes one franchise location in Canada that ceased operations as a Dave & Buster’s on May 31, 2013.
*	Not meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying audited consolidated financial statements and the related notes. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report as a result of various factors, including those set forth in Item 1A “Risk Factors”. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

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

Our Growth Strategies and Outlook

Our growth is based primarily on the following strategies:

•	Pursue new store growth;
•	Grow our comparable stores sales; and
•	Expand the Dave & Buster’s brand internationally.

For further information about our growth strategies and outlook, see Item 1 “Business – Our Growth Strategies”.

Key Events

On July 25, 2014 we entered into a new senior secured credit facility that provides a $530,000 term loan facility and a $50,000 revolving credit facility. The proceeds of the new senior secured credit facility were used to refinance in whole the prior senior secured credit facility (of which $143,509 was outstanding as of July 25, 2014), repay in full $200,000 aggregate principal amount of the 11.0% senior notes due June 1, 2018, repay all outstanding 12.25% senior discount notes due February 15, 2016 ($150,193 accreted value as of July 25, 2014) and pay related premiums for early redemption, interest and expenses. In connection with the IPO, we prepaid $100,000 principal amount of our new senior secured credit facility.

On October 9, 2014, we amended our certificate of incorporation to increase our authorized share count to 450,000,000 shares of stock, including 400,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value $0.01 per share and to split our common stock 224.9835679 for 1. On October 16, 2014, we amended and restated our certificate of incorporation in its entirety.

On October 9, 2014, we completed our initial public offering of 5,882,353 shares of common stock at a price to the public of $16.00 per share. On October 10, 2014, the Company’s common stock began trading on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “PLAY”. We had granted the underwriters an option for a period of 30 days to purchase an additional 882,352 shares of our common stock which was exercised in full on October 21, 2014. After underwriting discounts and commissions and offering expenses, we received net proceeds from the initial public offering (the “IPO”) of approximately $98,573. We used these proceeds to prepay a portion of the principal amount of term loan debt outstanding under the new senior secured credit facility.

As a result of the July 2014 debt refinancing at lower rates, the IPO and the prepayment of a portion of our new senior credit facility, we expect to have lower interest expense, but we also expect to incur incremental costs as a public company. Incremental costs include legal, accounting, insurance and other compliance costs.

Following the issuance of the shares sold in the IPO, the Company had a total of 39,969,228 common shares outstanding and no preferred shares issued and outstanding as of February 1, 2015.

On February 5, 2015, subsequent to our fiscal 2014 year end, we completed a follow-on offering of 6,600,000 shares of our common stock at a price of $29.50 per share. We granted the underwriters an option to purchase an additional 990,000 shares of our common stock which was exercised in full on February 20, 2015. All of these shares were offered by the selling stockholders. In connection with the offering, 300,151 options were exercised at a weighted average price of $4.49. We issued new shares in satisfaction of this exercise. We received $1,346 upon the exercise of options which were sold as part of this offering.

As of February 1, 2015, Oak Hill Funds beneficially owned approximately 79.2% of our outstanding stock and certain members of our Board of Directors and our management beneficially owned approximately 3.7% of our outstanding stock. The remaining 17.1% was owned by the public. Subsequent to the follow-on offering transactions, the Oak Hill Funds beneficially own approximately 62.1% of our outstanding stock and certain members of our Board of Directors and our management beneficially own approximately 2.2% of our outstanding stock. The remaining 35.7% is owned by the public.

D&B Entertainment has no material assets or operations other than 100% ownership of the outstanding common stock of D&B Holdings. D&B Holdings has no material assets or operations other than 100% ownership of the outstanding common stock of D&B Inc. As such, the following discussion, unless specifically identified otherwise, addresses the operations of D&B Inc.

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales. Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 57, 55 and 54 stores as of February 1, 2015, February 2, 2014 and February 3, 2013, respectively. Fiscal 2014 comparable store sales exclude sales from our Bethesda location, which permanently closed on August 12, 2014. Our Farmingdale store, which closed on February 8, 2015 subsequent to our fiscal 2014 year end, is included in comparable store sales for all periods presented.

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models.

Our new locations typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store volumes in year two to be 15% to 20% lower and our Store-level Adjusted EBITDA margins to be two to five percentage points lower in the second full year of operations than our year one targets, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store and the seasonality of our business, the number and timing of new store openings will result in significant fluctuations in quarterly results.

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles (“GAAP”), we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Store-level EBITDA, Store-level EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin. These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA and Adjusted EBITDA margin do not take into account a number of significant items, including our interest expense and depreciation and amortization expense. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. In addition, Adjusted EBITDA excludes pre-opening costs and adjustments for changes in the accruals for deferred amusement revenue and ticket liability, which we expect customers to redeem in future periods and which may be important in analyzing our GAAP results. Our calculations of Adjusted EBITDA adjust for these amounts because they vary from period to period and do not directly related to the ongoing operations of the currently underlying business of our stores and therefore complicate comparison of underlying business between periods. Nevertheless, because of the limitations described above management does not view Adjusted EBITDA in isolation and also uses other measures, such as net sales, gross margin, operating income and net income (loss), to measure operating performance.

Store-level EBITDA and Store-level EBITDA Margin. We define “Store-level EBITDA” as net income (loss), plus interest expense (net), loss on debt retirement, provision (benefit) for income taxes, depreciation and amortization expense, general and administrative expenses and pre-opening costs. “Store-level EBITDA Margin” is defined as Store-level EBITDA divided by total revenues. Store-level EBITDA Margin allows us to evaluate operating performance of each store across stores of varying size and volume.

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

Adjusted EBITDA and Adjusted EBITDA Margin. We define “Adjusted EBITDA” as net income (loss), plus interest expense (net), loss on debt retirement, provision (benefit) for income taxes, depreciation and amortization expense, loss on asset disposal, share-based compensation, currency transaction (gain) loss, pre-opening costs, reimbursement of affiliate and other expenses, change in deferred amusement revenue and ticket liability estimations, transaction costs and other. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.

Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our operating performance and our capacity to incur and service debt and fund capital expenditures. We believe that Adjusted EBITDA is used by many investors, analysts and rating agencies as a measure of performance. In addition, Adjusted EBITDA is approximately equal to “EBITDA” as defined in our new senior credit facility and our presentation of Adjusted EBITDA is consistent with that reported to our lenders to allow for leverage-based assessments. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA is a metric utilized to measure performance-based bonuses paid to our executive officers and certain managers.

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarter consists of 13 weeks, except for a 53 week year when the fourth quarter consists of 14 weeks. Our 2012 fiscal year consisted of 53 weeks and all other years presented consist of 52 weeks. All references to “2014,” “fiscal 2014,” “fiscal year 2014” or similar references relate to the 52 week period ending February 1, 2015. All references to “2013,” “fiscal 2013,” “fiscal year 2013” or similar references relate to the 52 week period ended February 2, 2014. All references to “2012,” “fiscal 2012,” “fiscal year 2012” or similar references relate to the 53 week period ended February 3, 2013.

As a result of the 53 week fiscal year in 2012, our 2013 fiscal year began one week later than our 2012 fiscal year. In order to provide useful information to investors to better analyze our business, we have provided comparable store sales presented on a calendar week basis. Comparable store sales for year-to-date on a calendar week basis compares the results for the period from February 4, 2013 through February 2, 2014 (weeks 1 through 52 of our 2013 fiscal year) to the results for the period from February 6, 2012 through February 3, 2013 (weeks 2 through 53 of our 2012 fiscal year). The fiscal year 2012 comparable store sales have been adjusted to remove the impact of the 53rd week prior to calculating the year-over-year comparable sales change percentage. We believe comparable store sales calculated on a calendar week basis is more indicative of the health of our business. However, we also recognize that comparable store sales growth calculated on a fiscal week basis is a useful measure when analyzing year-over-year changes in our financial statements.

Key Line Item Descriptions

Revenues.Total revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the year ended February 1, 2015, we derived 32.5% of our total revenue from food sales, 15.6% from beverage sales, 51.1% from amusement sales and 0.8% from other sources. For the year ended February 2, 2014, we derived 33.6% of our total revenue from food sales, 15.2% from beverage sales, 50.4% from amusement sales and 0.8% from other sources. For the year ended February 3, 2013, we derived 33.9% of our total revenue from food sales, 15.2% from beverage sales, 50.1% from amusement sales and 0.8% from other sources. Our revenues are primarily influenced by the number of stores in operation and comparable store revenue. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. Comparable store sales growth can be generated by increases in average dollars spent per customer and improvements in customer traffic.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully licensed facilities, which means that we offer full beverage service, including alcoholic beverages, throughout each store.

Our stores also offer an extensive array of amusements and entertainment options, with typically over 150 redemption and simulation games. We also offer traditional pocket billiards and shuffleboard. Redemption games offer our customers the opportunity to win tickets that can be redeemed for prizes in the Winner’s Circle, ranging from branded novelty items to high-end home electronics. Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. We review the amount of game play on existing amusements in an effort to match amusements availability with customer preferences. We intend to continue to invest in new games as they become available and prove to be attractive to our customers. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings including our Eat & Play Combo (a promotion that provides a discounted Power Card in combination with select entrées), Super Charge Power Card offerings (when purchasing or adding value to a Power Card, the customer is given the opportunity to add more chips to the Power Card at a lower cost per chip amount), Half-Price Game Play (every Wednesday, from open to close, we reduce the price of every game in the Midway by one-half), Everyone’s a Winner (a limited-time offer providing a prize to every customer that purchases or adds value to a Power Card in the amount of $10 or more). We also offer various food and beverage discounts during key sports viewing times. In addition, from time to time we have limited time offers which allow our customers to play certain new games for free as a way to introduce those new games.

The special events portion of our business represented 11.7% of our total revenues in the year ended February 1, 2015. We believe our special events business is an important sampling and promotional opportunity for our customers because many customers are experiencing Dave & Buster’s for the first time. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products. Cost of products includes the cost of food, beverages and the Winner’s Circle redemption items. For the year ended February 1, 2015, the cost of food products averaged 26.6% of food revenue and the cost of beverage products averaged 23.7% of beverage revenue. The amusement and other cost of products averaged 14.0% of amusement and other revenues for the fiscal year ended February 1, 2015. For the fiscal year ended February 2, 2014, the cost of food products averaged 25.6% of food revenue and the cost of beverage products averaged 23.7% of beverage revenue. The amusement and other cost of products averaged 14.6% of amusement and other revenues for fiscal year 2013. For the fiscal year ended February 3, 2013, the cost of food products averaged 24.9% of food revenue and the cost of beverage products averaged 23.4% of beverage revenue. The amusement and other cost of products averaged 14.9% of amusement and other revenues for fiscal year 2012. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits. Operating payroll and benefits consist of wages, employer taxes and benefits for store personnel. We continually review the opportunity for efficiencies, principally through scheduling refinements.

Other store operating expenses. Other store operating expenses consist primarily of store-related occupancy, supply and outside service expenses, utilities, repair and maintenance and marketing and promotional costs.

General and administrative expenses. General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters.

Depreciation and amortization expense. Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives.

Pre-opening costs. Pre-opening costs include costs associated with the opening and organizing of new stores, including pre-opening rent (rent expense recognized during the period between date of possession and the store’s opening date), staff training and recruiting, and travel costs for employees engaged in such pre-opening activities.

Interest expense. Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, net of any interest income earned or interest expense capitalized.

Loss on debt retirement. Loss on debt retirement consists of the write-off of unamortized loan costs and original issue discount and other fees associated with the July 2014 refinancing of our debt. It also includes losses associated with the October 2014 early prepayment of debt with proceeds from our IPO.

Provision (benefit) for income taxes. Provision (benefit) for income taxes represents federal, state, and foreign current and deferred income tax provision.

Liquidity and Cash Flows

The primary source of cash flow is from our operating activities and availability under the revolving credit facility.

Store-Level Variability, Quarterly Fluctuations, Seasonality and Inflation

We have historically operated stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs.

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

Fiscal 2014 Compared to Fiscal 2013

Results of Operations

The following table sets forth selected data in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income. The following table presents the results of operations for fiscal year 2014 and fiscal year 2013:

	Fiscal Year Ended February 1, 2015		Fiscal Year Ended February 2, 2014
Food and beverage revenues	$359,125	48.1%	$310,111	48.8%
Amusement and other revenues	387,626	51.9	325,468	51.2

Total revenues	746,751	100.0	635,579	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	92,122	25.7	77,577	25.0
Cost of amusement and other (as a percentage of amusement and other revenues)	54,353	14.0	47,437	14.6

Total cost of products	146,475	19.6	125,014	19.7
Operating payroll and benefits	175,709	23.5	150,172	23.6
Other store operating expenses	225,763	30.2	199,537	31.4
General and administrative expenses	44,574	6.0	36,440	5.8
Depreciation and amortization expense	70,868	9.5	66,337	10.4
Pre-opening costs	9,501	1.3	7,040	1.1

Total operating costs	672,890	90.1	584,540	92.0

Operating income	73,861	9.9	51,039	8.0
Interest expense, net	34,789	4.7	47,809	7.5
Loss on debt retirement	27,578	3.7	—	—

Income before provision for income taxes	11,494	1.5	3,230	0.5
Provision for income taxes	3,858	0.5	1,061	0.2

Net income	$7,636	1.0%	$2,169	0.3%

Change in comparable store sales (1)		7.3%		1.0%
Stores open at end of period (2)		73		66
Comparable stores open at end of period (1)		57		55

(1)	“Comparable store sales” (year-over-year comparison of stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. The change in comparable store sales for fiscal 2013 has been calculated on a comparable calendar week basis as described previously.
(2)	Our Bethesda location (which permanently closed on August 12, 2014) is included in our store count for fiscal 2013. Our Farmingdale location, which closed on February 8, 2015, subsequent to our fiscal 2014 year end is included in our store comparable store count for all periods presented. Our new store openings during the last two fiscal years were as follows:

Fiscal Year Ended February 1, 2015		Fiscal Year Ended February 2, 2014
Location	Opening Date	Location	Opening Date
Westchester, CA (Los Angeles)	2/19/2014	Virginia Beach, VA	7/20/2013
Vernon Hills, IL (Chicago)	3/26/2014	Syracuse, NY	8/21/2013
Panama City Beach, FL	5/26/2014	Albany, NY	8/24/2013
Los Angeles, CA	8/25/2014	Cary, NC (Raleigh)	11/6/2013
Manchester, CT (Hartford)	9/22/2014	Livonia, MI (Detroit)	12/16/2013
Albuquerque, NM	11/3/2014
Clackamas, OR (Portland)	11/10/2014
Greenville, SC	11/17/2014

Reconciliations of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA

The following table reconciles Net income to EBITDA and Adjusted EBITDA for the years ended February 1, 2015 and February 2, 2014:

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014
Net income	$7,636	$2,169
Interest expense, net	34,789	47,809
Loss on debt retirement	27,578	—
Provision for income taxes	3,858	1,061
Depreciation and amortization expense	70,868	66,337

EBITDA	144,729	117,376
Loss on asset disposal (1)	1,771	2,631
Currency transaction loss (2)	124	622
Reimbursement of affiliate and other expenses (3)	504	722
Transaction and other costs (4)	2,189	256
Share-based compensation (5)	2,212	1,207
Pre-opening costs (6)	9,501	7,040
Change in deferred amusement revenue and ticket liability (7)	4,097	4,936

Adjusted EBITDA	$165,127	$134,790

Adjusted EBITDA Margin	22.1%	21.2%

(1)	Represents the net book value of assets (less proceeds received) disposed of during the year. Primarily relates to assets replaced in the ongoing operation of business.
(2)	Represents the effect of foreign currency transaction losses related to our store in Canada.
(3)	Represents fees and expenses paid directly to our Board of Directors and certain non-recurring payments to management and compensation consultants. It also includes the reimbursement of expenses made to Oak Hill Capital Management, LLC in the amount of $41 and $115 in fiscal years 2014 and 2013, respectively.
(4)	Primarily represents costs related to capital market transactions and store closure costs.
(5)	Represents stock compensation expense under our 2010 Stock Incentive Plan and 2014 Stock Incentive Plan.
(6)	Represents costs incurred prior to the opening of our new stores.
(7)	Represents quarterly increases or decrease to accrued liabilities established for future amusement games play and the fulfillment of tickets won by customers on our redemption games.

Reconciliations of Non-GAAP Financial Measures – Store-level EBITDA and Store-level EBITDA Margins

The following table reconciles EBITDA to Store-level EBITDA for the years ended February 1, 2015 and February 2, 2014:

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014
EBITDA	$144,729	$117,376
General and administrative expenses	44,574	36,440
Pre-opening costs	9,501	7,040

Store-level EBITDA	$198,804	$160,856

Store-level EBITDA Margin	26.6%	25.3%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for tenant improvement allowances received or receivable from landlords.

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014
New store	$77,489	$72,301
Operating initiatives, including remodels	16,778	21,930
Games	12,314	11,413
Maintenance	13,296	14,238

Total capital additions	$119,877	$119,882

Tenant improvement allowances	$22,035	$15,786

Revenues

Total revenues increased $111,172, or 17.5%, to $746,751 in fiscal year 2014 compared to total revenues of $635,579 in fiscal year 2013.

The increased revenues were derived from the following sources:

Non-comparable stores	$70,241
Comparable stores	41,954
Other	(1,023)

Total	$111,172

Comparable store revenue increased $41,954, or 7.3% in fiscal 2014 compared to fiscal 2013. Comparable walk-in revenues, which accounted for 87.7% of comparable store revenue for fiscal 2014, increased $38,921, or 7.8% compared to fiscal 2013. Comparable store special events revenues, which accounted for 12.3% of consolidated comparable store revenue for fiscal 2014, increased $3,033, or 4.2% compared to fiscal 2013. The increase in comparable store revenue over prior year is attributable to our brand strength, increased consumer prosperity, and favorability due to weather. Our brand strength can be credited to many factors including a more contemporary feel at our stores as a result of our remodeling initiative, the addition of and focus on sports viewing, and media efficiencies which encompasses the success of our “New News” program, which features our new offerings in each of the “Eat Drink Play and Watch” pillars through national advertising and the utilization of new media outlets.

Food sales at comparable stores increased by $7,376, or 3.8%, to $200,156 for fiscal 2014 from $192,780 in the comparable period in 2013. Beverage sales at comparable stores increased by $8,429, or 9.6%, to $95,937 for fiscal 2014 from $87,508 in the comparable period in 2013. Comparable store sales growth was led by amusement and other revenues. Comparable store amusement and other revenues for fiscal 2014 increased by $26,149, or 8.9%, to $319,107 from $292,958 in the 2013 comparison period. The growth over 2013 in amusement sales was driven by increased national advertising highlighting our sports viewing venues, our new games, our “Half-Price Game Play” on Wednesdays offer and Power Card up-sell initiatives.

The non-comparable store revenue increased by a total of $70,241, or 110.5%, for fiscal 2014 compared to the comparable period in 2013. The increase in non-comparable store revenue was primarily driven by 374 additional store weeks contributed by our 2013 and 2014 store openings compared to fiscal 2013, and partially offset by decreased revenue at our Bethesda location which permanently closed on August 12, 2014.

Our revenue mix was 32.5% for food, 15.6% for beverage, and 51.9% for amusements and other for fiscal 2014. This compares to 33.6%, 15.2%, and 51.2%, respectively, for fiscal 2013.

Cost of products

The total cost of products was $146,475 for fiscal 2014 and $125,014 for fiscal 2013. The total cost of products as a percentage of total revenues was 19.6% and 19.7% for fiscal 2014 and fiscal 2013, respectively.

Cost of food and beverage products increased to $92,122 in fiscal 2014 compared to $77,577 for fiscal 2013 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 70 basis points to 25.7% for fiscal 2014 from 25.0% for fiscal 2013. The increase in cost of food and beverage, as a percentage of revenues, was driven by increased cost in our meat and seafood categories partially offset by price increases taken in our in food and beverage menu in the current year.

Cost of amusement and other increased to $54,353 in fiscal 2014 compared to $47,437 in fiscal 2013. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 60 basis points to 14.0% for fiscal 2014 from 14.6% for fiscal 2013. This decrease was driven primarily by changes in our customer’s ticket redemption patterns.

Operating payroll and benefits

Operating payroll and benefits increased by $25,537, or 17.0%, to $175,709 in fiscal 2014 compared to $150,172 in fiscal 2013, primarily due to new store openings. The total cost of operating payroll and benefits, as a percentage of total revenues, decreased 10 basis points to 23.5% in fiscal 2014 compared to 23.6% for fiscal 2013. The decrease in operating payroll and benefits, as a percentage of revenues, was driven primarily by decreased hourly and management labor costs offset by increased incentive compensation expense and unfavorable health insurance claims experience.

Other store operating expenses

Other store operating expenses increased by $26,226, or 13.1%, to $225,763 in fiscal 2014 compared to $199,537 in fiscal 2013, due to an additional 374 weeks of operations related to our 2014 and 2013 openings, higher costs of marketing due to increases in the underlying price of the media and strategic shifts in media purchasing and increased subscription costs associated with sports related viewing events. Other store operating expenses, as a percentage of total revenues, decreased 120 basis points to 30.2% in fiscal 2014 compared to 31.4% in fiscal 2013 due primarily to favorable operating leverage of operating costs on increased revenue. This favorable leverage was principally driven by fixed occupancy costs.

General and administrative expenses

General and administrative expenses increased by $8,134, or 22.3%, to $44,574 in fiscal 2014 compared to $36,440 in fiscal 2013. The increase in general and administrative expenses was significantly impacted by share-based compensation charges totaling $1,080 related to the modification of vesting requirements and forfeiture assumptions on grants made prior to our IPO and increased labor costs at our corporate headquarters driven by higher bonus compensation directly related to increased company performance. Additionally, legal fees related to litigation involving our Bethesda location which permanently closed on August 12, 2014 and costs associated with our equity transactions, which were not capitalizable, resulted in higher expense levels than in the prior year. General and administrative expenses, as a percentage of total revenues, increased 20 basis points to 6.0% in fiscal 2014 compared to 5.8% in fiscal 2013 for the same reasons noted above.

Depreciation and amortization expense

Depreciation and amortization expense increased by $4,531, or 6.8%, to $70,868 in fiscal 2014 compared to $66,337 in fiscal 2013. Increased depreciation on our 2013 and 2014 capital expenditures was partially offset by the absence of accelerated depreciation charges associated with our Bethesda store and other assets reaching the end of their depreciable life.

Pre-opening costs

Pre-opening costs increased by $2,461 to $9,501 in fiscal 2014 compared to $7,040 in fiscal 2013 due to the timing and increased number of new store openings.

Interest expense

Interest expense decreased by $13,020 to $34,789 in fiscal 2014 compared to $47,809 in fiscal 2013. This decrease was due to the refinancing described in “Liquidity and Capital Resources” and lower interest rates on our term loan facility prior to the refinancing in fiscal 2014, due to an amendment to the prior senior secured credit facility executed in May 2013. These decreases were partially offset by increased interest accretion on the senior discount notes, recognized prior to the refinancing.

Loss on debt retirement

In connection with the July 25, 2014 debt refinancing (see “Liquidity and Capital Resources” for further discussion), the Company recorded a pre-tax charge of $25,992. This charge includes non-cash charges of $6,994 resulting from the write-off of certain unamortized debt issuance costs and the unamortized discount associated with the prior senior secured credit facility, $12,833 related to the early redemption of the senior notes, $6,124 related to the early redemption of the senior discount notes and $41 of legal expenses related to the prior senior secured credit facility. In the third quarter of 2014 the Company wrote off $1,586 in unamortized debt costs related to the use of IPO proceeds and available cash balances to prepay $100,000 principal amount of our new term loan facility.

Provision for income taxes

Income tax expense for 2014 was $3,858 compared to $1,061 for fiscal year 2013. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes. Our effective tax rate was 33.7% for fiscal 2014 as compared to 26.7% for fiscal 2013 due primarily to the impact of our utilization of available tax credits versus pre-tax income in fiscal 2013.

At February 1, 2015, we had a valuation allowance of $931 against our deferred tax assets. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible. In assessing the realizability of our deferred tax assets, at February 1, 2015 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income, consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize only a portion of these benefits. Accordingly, we have established a valuation allowance to reduce those deferred tax assets to an amount which we believe will ultimately be realized. During fiscal year 2014, as a result of our assessment, we reduced our valuation allowance by $457.

We follow established accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of February 1, 2015, we have accrued approximately $566 of unrecognized tax benefits and approximately $338 of penalties and interest. During fiscal 2014, we increased our unrecognized provision by $90 and increased our accrual for interest and penalties by $47. Because of the impact of deferred tax accounting, $439 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2010.

As of February 1, 2015, we estimate that we have available $8,814 federal tax credit carryovers, including $8,751 of general business credits and $63 of Alternative Minimum Tax (“AMT”) credit carryovers, and $2,133 of state net operating loss carryforwards. There is a 20-year carry-forward on general business credits and AMT credits can be carried forward indefinitely. The general business credits do not begin to expire until 2030 and are expected to be utilized in 2015 based on current enacted tax laws. As of February 1, 2015, we have no federal net operating loss carryforwards. Generally, state net operating losses can be carried forward 20 years. State operating loss carryforwards do not begin to expire until 2024. As of February 1, 2015, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. Included in our total valuation allowance is $735 related to state net operating losses that may not be realized.

Fiscal 2013 Compared to Fiscal 2012

Results of Operations

The following table sets forth selected data in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the consolidated statements of comprehensive income included in this Report. The following table presents the results of operations for fiscal year 2013 and fiscal year 2012:

	Fiscal Year Ended February 2, 2014		Fiscal Year Ended February 3, 2013
Food and beverage revenues	$310,111	48.8%	$298,421	49.1%
Amusement and other revenues	325,468	51.2	309,646	50.9

Total revenues	635,579	100.0	608,067	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	77,577	25.0	73,019	24.5
Cost of amusement and other (as a percentage of amusement and other revenues)	47,437	14.6	46,098	14.9

Total cost of products	125,014	19.7	119,117	19.6
Operating payroll and benefits	150,172	23.6	145,571	23.9
Other store operating expenses	199,537	31.4	192,792	31.7
General and administrative expenses	36,440	5.8	40,356	6.8
Depreciation and amortization expense	66,337	10.4	63,457	10.4
Pre-opening costs	7,040	1.1	3,060	0.5

Total operating costs	584,540	92.0	564,353	92.9

Operating income	51,039	8.0	43,714	7.1
Interest expense, net	47,809	7.5	47,634	7.8

Income (loss) before provision (benefit) for income taxes	3,230	0.5	(3,920)	(0.7)
Provision (benefit) for income taxes	1,061	0.2	(12,702)	(2.1)

Net income	$2,169	0.3%	$8,782	1.4%

Change in comparable store sales (1)		1.0%		3.0%
Stores open at end of period (2)		66		61
Comparable stores open at end of period (1)		55		54

(1)	“Comparable store sales” (year-over-year comparison of stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. The change in comparable store sales for fiscal 2013 has been calculated on a comparable calendar week basis as described previously.

(2)	The number of stores open excludes one franchise location in Canada that ceased operations as Dave & Buster’s on May 31, 2013. Our location in Dallas, Texas, which was permanently closed on December 17, 2012, was excluded from our 2012 store count. Our new store openings during the last two fiscal years were as follows:

Fiscal Year Ended February 2, 2014		Fiscal Year Ended February 3, 2013
Location	Opening Date	Location	Opening Date
Virginia Beach, VA	7/20/2013	Oklahoma City, OK	1/30/2012
Syracuse, NY	8/21/2013	Orland Park, IL (Chicago)	9/22/2012
Albany, NY	8/24/2013	Dallas, TX (1)	12/2/2012
Cary, NC (Raleigh)	11/6/2013	Boise, ID	1/12/2013
Livonia, MI (Detroit)	12/16/2013

(1)	This new store opening replaced a store in the same market, Dallas, Texas, which closed on December 17, 2012.

Reconciliations of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA

The following table reconciles Net income to EBITDA and Adjusted EBITDA for the years ended February 2, 2014 and February 3, 2013:

	Fiscal Year Ended February 2, 2014	Fiscal Year Ended February 3, 2013
Net income	$2,169	$8,782
Interest expense, net	47,809	47,634
Loss on debt retirement	—	—
Provision (benefit) for income taxes	1,061	(12,702)
Depreciation and amortization expense	66,337	63,457

EBITDA	117,376	107,171
Loss on asset disposal (1)	2,631	2,640
Currency transaction (gain) loss (2)	622	(13)
Reimbursement of affiliate and other expenses (3)	722	799
Transaction and other costs (4)	256	3,252
Share-based compensation (5)	1,207	1,099
Pre-opening costs (6)	7,040	3,060
Change in deferred amusement revenue and ticket liability (7)	4,936	2,470

Adjusted EBITDA	$134,790	$120,478

Adjusted EBITDA Margin	21.2%	19.8%

(1)	Represents the net book value of assets (less proceeds received) disposed of during the year. Primarily relates to assets replaced in ongoing operation of business.
(2)	Represents the effect of foreign currency transaction losses related to our store in Canada.
(3)	Represents fees and expenses paid directly to our Board of Directors and certain non-recurring payments to management and compensation consultants. It also includes the reimbursement of expenses made to Oak Hill Capital Management, LLC in the amount of $115 and $76 in fiscal years 2013 and 2012, respectively.
(4)	Primarily represents costs related to capital market transactions and store closure costs.
(5)	Represents stock compensation expense under our 2010 Stock Incentive Plan.
(6)	Represents costs incurred prior to the opening of our new stores.
(7)	Represents quarterly increases or decrease to accrued liabilities established for future amusement games play and the fulfillment of tickets won by customers on our redemption games.

Reconciliations of Non-GAAP Financial Measures – Store-level EBITDA and Store-level EBITDA Margins

The following table reconciles EBITDA to Store-level EBITDA for the years ended February 2, 2014 and February 3, 2013:

	Fiscal Year Ended February 2, 2014	Fiscal Year Ended February 3, 2013
EBITDA	$117,376	$107,171
General and administrative expenses	36,440	40,356
Pre-opening costs	7,040	3,060

Store-level EBITDA	$160,856	$150,587

Store-level EBITDA Margin	25.3%	24.8%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for tenant improvement allowances received or receivable from landlords.

	Fiscal Year Ended February 2, 2014	Fiscal Year Ended February 3, 2013
New store	$72,301	$32,795
Operating initiatives, including remodels	21,930	21,946
Games	11,413	10,090
Maintenance	14,238	13,858

Total capital additions	$119,882	$78,689

Tenant improvement allowances	$15,786	$10,882

Revenues

Total revenues increased $27,512, or 4.5%, to $635,579 in fiscal year 2013 compared to total revenues of $608,067 in fiscal year 2012.

The increased revenues were derived from the following sources:

Non-comparable stores	$34,198
Comparable stores	5,260
Shift in fiscal year impact (week 1 of fiscal 2013)	(10,746)
Other	(1,200)

Total	$27,512

The following discussion of comparable store sales has been prepared by comparing fiscal 2013 revenues to adjusted fiscal 2012 revenues. Fiscal 2012 revenues have been adjusted to reflect the impact of the shift in our fiscal 2013 calendar due to the 53rd week in our fiscal 2012, as discussed previously in “Presentation of Operating Results”. We have estimated the shift in comparable store revenues and the 53rd week in fiscal 2012 to be a decrease in sales of $9,796. Comparable store revenue increased $5,260, or 1.0% for fiscal 2013 compared to the comparable period in 2012. Comparable walk-in revenues, which accounted for 87.1% of consolidated comparable store revenue for fiscal 2013, increased $2,587, or 0.5% compared to the similar period in 2012. Comparable store special events revenues, which accounted for 12.9% of consolidated comparable store revenue for fiscal 2013, increased $2,673 or 3.9% compared to the comparable period in 2012.

Sales growth was led by amusement and other revenues. Comparable store amusement and other revenues for fiscal 2013 increased by $3,581, or 1.3%, to $283,009 from $279,428 in the 2012 comparison period. The growth over 2012 in amusement sales was driven by Power Card up-sell initiatives and buy-ins at higher denominations. Beverage sales at comparable stores increased by $1,327, or 1.6%, to $84,986 for fiscal 2013 from $83,659 in the comparable period in 2012. Food sales increased by $352, or 0.2%, to $187,579 for fiscal 2013 from $187,227 in the comparable period in 2012. The increased food and beverage revenues are due to televised sports viewing and related promotions in fiscal 2013.

We have estimated the shift in non-comparable store revenue and the 53rd week in fiscal 2012 to be a reduction in sales of $950. The non-comparable store revenue increased by a total of $34,198, or 72.7%, for fiscal 2013 compared to the comparable period in 2012. The increase in non-comparable store revenue was primarily driven by sales at our Orland Park, Illinois store which opened for business in the third quarter of 2012, our Dallas, Texas and Boise, Idaho stores which opened for business in the fourth quarter of 2012, our Virginia Beach, Virginia store which opened for business in the second quarter of 2013, our Syracuse, New York and Albany, New York stores which opened for business in the third quarter of 2013 and our Cary, North Carolina and Livonia, Michigan stores which opened for business in the fourth quarter of 2013. The revenue gains achieved in our stores opening in the second half of fiscal 2012 were partially offset by revenue decreases in our stores opened in fiscal 2011 and early fiscal 2012, due to those stores coming out of the “honeymoon” period, and the December 2012 closure of one store in Dallas, Texas.

Our revenue mix was 33.6% for food, 15.2% for beverage, and 51.2% for amusements and other for fiscal 2013. This compares to 33.9%, 15.2%, and 50.9%, respectively, for fiscal 2012.

Cost of products

The total cost of products was $125,014 for fiscal 2013 and $119,117 for fiscal 2012. The total cost of products as a percentage of total revenues was 19.7% and 19.6% for fiscal 2013 and fiscal 2012, respectively.

Cost of food and beverage products increased to $77,577 in fiscal 2013 compared to $73,019 for fiscal 2012 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 50 basis points to 25.0% for fiscal 2013 from 24.5% for fiscal 2012. Increased cost in our meat and grocery categories was partially offset by reduced poultry costs.

Cost of amusement and other increased to $47,437 in fiscal 2013 compared to $46,098 in fiscal 2012. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 30 basis points to 14.6% for fiscal 2013 from 14.9% for fiscal 2012. This decrease was primarily driven by a reduction in the redemption cost per ticket redeemed as a result of Winner’s Circle price increases.

Operating payroll and benefits

Operating payroll and benefits increased by $4,601, or 3.2%, to $150,172 in fiscal 2013 compared to $145,571 in fiscal 2012, primarily due to new store openings. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 30 basis points to 23.6% in fiscal 2013 compared to 23.9% for fiscal 2012. The decrease in operating payroll and benefits, as a percentage of revenues, was driven primarily by decreased hourly labor and incentive compensation expense and favorable health insurance claims experience. These decreases were partially offset by higher management labor costs.

Other store operating expenses

Other store operating expenses increased by $6,745, or 3.5%, to $199,537 in fiscal 2013 compared to $192,792 in fiscal 2012, primarily due to new store openings and increased costs associated with higher subscriptions for televised sports viewing. These increases were partially offset by favorable claims experiences in general liability insurance. Other store operating expenses as a percentage of total revenues decreased 30 basis points to 31.4% in fiscal 2013 compared to 31.7% for the same period of 2012.

General and administrative expenses

General and administrative expenses decreased by $3,916, or 9.7%, to $36,440 in fiscal 2013 compared to $40,356 in fiscal 2012. The decrease in general and administrative expenses was primarily driven by recognition of approximately $2,940 of cost related to the withdrawn initial public offering of D&B Entertainment’s common stock in the third quarter of 2012.

Depreciation and amortization expense

Depreciation and amortization expense increased by $2,880, or 4.5%, to $66,337 in fiscal 2013 compared to $63,457 in fiscal 2012. The increase was driven by higher depreciation associated with new store openings, major remodeling projects at sixteen stores during fiscal 2012 and 2013, several smaller scale remodels in fiscal 2013 and maintenance capital expenditures. These increases were partially offset by the absence of depreciation related to our location in Dallas, Texas which closed in December 2012.

Pre-opening costs

Pre-opening costs increased by $3,980 to $7,040 in fiscal 2013 compared to $3,060 in fiscal 2012 due to the timing of new store openings. During fiscal 2013, our pre-opening costs were primarily attributable to new stores located in Virginia Beach, Virginia, which opened for business in the second quarter of 2013, Albany, New York and Syracuse, New York, which opened for business in the third quarter of 2013, Cary, North Carolina, and Livonia, Michigan which opened for business in the fourth quarter of 2013, and Westchester, California, which opened for business in February 2014. During the same period of 2012, our pre-opening costs consisted primarily of expenses incurred in connection with our Orland Park, Illinois store, which opened for business during the third quarter of 2012 and our Dallas, Texas and Boise, Idaho stores, which opened for business during the fourth quarter of 2012.

Interest expense

Interest expense increased by $175 to $47,809 in fiscal 2013 compared to $47,634 in fiscal 2012 due to increased accretion on the senior discount notes, offset by reduced rates on the senior secured credit facility based on the second amendment to our senior credit facility executed on May 14, 2013 as discussed in “Indebtedness”.

Provision (benefit) for income taxes

The income tax expense for 2013 was $1,061 compared to an income tax benefit of $12,702 for fiscal year 2012. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a valuation allowance of $1,388 for deferred tax assets associated with state taxes and uncertain tax positions as of February 2, 2014. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences and carryforwards become deductible. During the third quarter of fiscal 2012, we recorded a $6,662 reduction to our previously established valuation allowance related to the assessed realization of federal tax benefits associated with our deferred tax assets.

We previously adopted the accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of February 2, 2014, we have accrued approximately $476 of unrecognized tax benefits and approximately $291 of penalties and interest. During fiscal 2013, we increased our unrecognized provision by $5 and increased our accrual for interest and penalties by $1. Because of the impact of deferred tax accounting, $349 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file a consolidated tax return with all our domestic subsidiaries. Our income tax returns are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2009.

In fiscal year 2013, we expect to utilize approximately $860 of available federal tax credit carryforwards to offset our estimated consolidated cash tax liability. As of February 2, 2014, we expect to have approximately $10,248 of available federal tax credit carryforwards. We anticipate that we will fully utilize all available federal tax carryforwards prior to their expirations.

Quarterly results of operations and seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2014 and fiscal 2013. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Report.

	Fiscal 2014 – Period Ended (1)				Fiscal 2013 – Period Ended (1)
	Feb 1, 2015	Nov 2, 2014	Aug 3, 2014	May 4, 2014	Feb 2, 2014	Nov 3, 2013	Aug 4, 2013	May 5, 2013
Food and beverage revenues	$103,048	$78,179	84,916	$92,982	$87,603	$69,236	$72,361	$80,911
Amusement and other revenues	104,021	85,295	96,469	101,841	83,768	73,094	81,362	87,244

Total revenues	207,069	163,474	181,385	194,823	171,371	142,330	153,723	168,155
Cost of food and beverage	26,183	20,249	21,832	23,858	21,589	17,715	18,122	20,151
Cost of amusement and other	15,018	12,091	14,049	13,195	12,182	10,992	12,050	12,213

Total costs of products	41,201	32,340	35,881	37,053	33,771	28,707	30,172	32,364
Operating payroll and benefits	49,352	41,237	42,330	42,790	41,456	36,170	35,107	37,439
Other store operating expenses	55,323	56,298	57,589	56,553	49,430	51,346	50,580	48,181
General and administrative expense	13,112	11,393	9,604	10,465	9,535	8,983	8,198	9,724
Depreciation and amortization expense	18,547	17,648	17,386	17,287	17,004	15,683	16,740	16,910
Pre-opening costs	1,559	3,650	1,848	2,444	1,865	2,333	1,970	872

Total operating costs	179,094	162,566	164,638	166,592	153,061	143,222	142,767	145,490

Operating income (loss)	27,975	908	16,747	28,231	18,310	(892)	10,956	22,665
Interest expense, net	4,963	6,130	11,684	12,012	11,930	12,018	11,750	12,111
Loss on debt retirement	—	1,592	25,986	—	—	—	—	—

Income (loss) before provision (benefit) for income taxes	23,012	(6,814)	(20,923)	16,219	6,380	(12,910)	(794)	10,554
Provision (benefit) for income taxes	8,352	(2,207)	(7,045)	4,758	1,503	(2,750)	(696)	3,004

Net income (loss)	$14,660	$(4,607)	$(13,878)	$11,461	$4,877	$(10,160)	$(98)	$7,550

Stores open at end of period (2)	73	70	69	68	66	64	62	61
Quarterly total revenues as a percentage of annual total revenues	27.7%	21.9%	24.3%	26.1%	27.0%	22.4%	24.2%	26.4%
Change in comparable store sales (3)	10.5%	8.7%	5.7%	4.7%	0.7%	2.4%	(0.9)%	1.8%

(1)	We operate on a 52 or 53 week fiscal year. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal years ended February 1, 2015 and February 2, 2014 both consist of 52 weeks.
(2)	The number of stores open excludes one franchised store in Canada that ceased operations as Dave & Busters on May 31, 2013. Our store counts have been adjusted downward for a store closure in the third quarter of fiscal 2014.
(3)	The change in comparable store sales in fiscal 2013 are based on calendar-adjusted sales, as previously described.

Liquidity and Capital Resources

Overview

We finance our activities through cash flow from operations and borrowings under our secured credit facility. As of February 1, 2015, we had cash and cash equivalents of $70,876, net working capital of $17,140 and outstanding debt obligations of $430,000 ($429,020, net of discount). We also had $44,178 in borrowing availability under our secured credit facility.

We have had in the past, and anticipate that in the future we may have, negative working capital balances. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Funds available from sales not needed immediately to pay for operating expenses have typically been used for noncurrent capital expenditures and payment of long-term debt obligations.

Short-term liquidity requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest payments on our debt, capital expenditures related to the new store construction and other expenditures associated with acquiring new games, remodeling facilities and recurring replacement of equipment and improvements.

As of February 1, 2015, we expect our short-term liquidity requirements to include (a) approximately $116,000 to $126,000 of capital additions (net of tenant improvement allowances from landlords), (b) interest payments of $18,668 (c) lease obligation payments of $64,060 and (d) estimated cash income tax payments of approximately $30,000.

Long-term liquidity requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for new store development and construction, replacement of games and equipment, performance-necessary renovations and other non-recurring capital expenditures that need to be made periodically to our stores, interest payments on our outstanding term loan and scheduled lease obligation payments. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing cash on hand, cash provided by operations, and borrowings under our new senior secured credit facility.

Based on our current business plan, we believe the cash flows from operations, together with our existing cash balances and availability of borrowings under the new senior secured credit facility described below will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and debt service needs in the foreseeable future. Our ability to make scheduled interest payments, or to refinance our indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors, including those described in the “Risk Factors” section of this Report. If our estimates of revenues, expenses or capital or liquidity requirements change or are inadequate or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In addition, we may seek to see additional equity or arrange debt financing to give us financial flexibility to pursue attractive opportunities that may arise in the future.

Indebtedness

New senior secured credit facility. In July 2014, D&B Holdings together with D&B Inc entered into a senior secured credit facility that provides a $530,000 term loan facility with a maturity date of July 25, 2020 and a $50,000 revolving credit facility with a maturity date of July 25, 2019. The $50,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $5,000 swingline sub-facility. The revolving credit facility will be used to provide financing for general purposes.

The interest rates per annum applicable to loans, other than swingline loans, under our new senior secured credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a secured leveraged ratio, at LIBOR plus a spread ranging from 3.25% to 3.5% for the term loans and LIBOR plus a spread ranging from 3.0% to 3.5% for the revolving loans. The stated interest rate on the term loan facility at February 1, 2015 was 4.25%. The weighted average effective interest rate incurred on our borrowings under the new senior secured credit facility was 4.9%. The weighted average effective rate includes amortization of debt issuance costs and original issue discount and commitment and other fees.

The senior secured credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by each of its direct and indirect, existing and future domestic subsidiaries (with certain agreed-upon exceptions). The Company originally received proceeds from the term loan facility of $528,675, net of a $1,325 discount. The discount is being amortized to interest expense over the six-year life of the term loan facility.

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

Following the IPO in October 2014, we prepaid $100,000 principal amount of term loan facility. This payment was applied to the future quarterly payments required by the credit agreement. No principal payments are required until the maturity of the credit facility. In conjunction with the prepayment, we incurred a loss on extinguishment charge of $1,586, consisting of the write-off of unamortized deferred debt issuance cost and unamortized discount related to the portion of the term loan that was prepaid.

As a result of the repayment of all our prior outstanding debt and the early prepayment of a portion of our new senior secured credit facility, we incurred a loss on debt retirement. The loss on debt retirement is comprised of the following:

Non-cash charges
Write-off of unamortized debt issuance costs—early prepayment	$1,347
Write-off of unamortized debt discount—early prepayment	239
Write-off of unamortized debt issuance cost—refinancing	6,559
Write-off of unamortized debt discount—refinancing	435

8,580

Direct costs associated with debt retirement
Premium for early redemption:
D&B Inc senior notes	11,000
D&B Entertainment senior discount notes	4,646
Additional interest paid to trustee:
D&B Inc senior notes	1,833
D&B Entertainment senior discount notes	1,478
Legal expenses	41

18,998

Loss on debt retirement	$27,578

As of February 1, 2015, we had no borrowings under the revolving credit facility, borrowings of $430,000 ($429,020, net of discount) under the term facility and $5,822 in letters of credit outstanding. We believe that the carrying amount of our term loan facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s new senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

Our senior secured credit facility contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, make initial capital expenditures in relation to new stores, declare dividends, acquire other businesses or sell assets. In addition, under our senior secured credit facility, we are required to meet a maximum total leverage ratio if outstanding revolving loans and letters of credit (other than letters of credit that have been backstopped or cash collateralized) are in excess of 30% of the outstanding revolving commitments. As of February 1, 2015, we were not required to maintain any of the financial ratios under the senior secured credit facility and we were in compliance with the other restrictive covenants.

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of the creditors participating in the term loan portion of our new senior secured credit facility. As of February 1, 2015, the OHA Funds held approximately 8.3%, or $35,626 of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of the Oak Hill Funds and is not under common control with the Oak Hill Funds. Certain employees of the Oak Hill Funds, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

Repaid Debt

Senior secured credit facility. On July 25, 2014, the new senior secured credit facility refinanced our prior senior secured credit facility. As of July 25, 2014, we had no borrowings under the prior revolving credit facility, borrowings of $143,509 outstanding under the prior term facility due June 1, 2016 and $5,822 in letters of credit outstanding.

Senior notes. In connection with the refinancing, all of the $200,000 outstanding D&B Inc 11% senior notes due June 1, 2018 were repaid.

Senior discount notes. In connection with the refinancing, all outstanding Dave & Buster’s Parent, Inc. (now known as D&B Entertainment) 12.25% senior discount notes due February 15, 2016 were repaid. As of July 25, 2014, our senior discount notes had a carrying value of approximately $150,193.

Historical Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014	Fiscal Year Ended February 3, 2013
Net cash provided by (used in):
Operating activities	$86,715	$109,878	$82,796
Investing activities	(129,573)	(105,677)	(78,488)
Financing activities	75,654	(2,238)	(1,875)

Fiscal 2014 Compared to Fiscal 2013

Net cash provided by operating activities was $86,715 for fiscal 2014 compared to $109,878 for fiscal 2013. Decreased cash flows from operations were driven primarily by the costs paid for debt refinancing, the payment of accreted interest, premiums paid on early redemption of the senior notes and senior discount notes and higher pre-opening costs due to the timing and increased number of new store openings. This decrease was partially offset by increased cash flows from additional non-comparable store sales, increased comparable store sales and improved operating margins.

Net cash used in investing activities was $129,573 for fiscal 2014 compared to $105,677 for fiscal 2013. Capital expenditures increased $23,794 to $129,688 (including the decrease in fixed asset accrued liabilities of approximately $9,811) for fiscal 2014 from $105,894 in fiscal 2013 primarily due to new store openings. During fiscal 2014, the Company spent approximately $83,071 ($61,036 net of cash contributions from landlords) for new store construction, $11,703 related to a major remodel project on three existing stores and several small scale remodel projects, $6,549 on operating improvement initiatives, $14,067 for game refreshment and $14,298 for maintenance capital. New store capital expenditures increased $19,142 during fiscal 2014 due mainly to the number of new store openings (five stores opened in fiscal 2013 compared to eight stores opened in fiscal 2014).

Net cash provided by financing activities was $75,654 for fiscal 2014 compared to cash used in financing activities of $2,238 for fiscal 2013. Net cash provided by financing activities increased $77,892 due to refinancing our debt. Cash flow from financing activities increased $528,675, net of $1,325 discount from the proceeds of the new term loan facility. This increase was offset by repayment of $144,375 principal balance of the prior senior secured credit facility, repayment of $200,000 principal balance of the senior notes, repayment of senior discount notes of $100,000 and transaction fees and expenses of $8,212 associated with the refinancing. The excess cash was used to pay early redemption premiums on the senior notes and the senior discount notes, accumulated accreted interest on the senior discount notes, and accrued and unpaid interest on the senior notes and outstanding term loans, all of which are included in operating activities. The Company received $100,659 in proceeds for the issuance of common stock; these proceeds were used to prepay a portion of the new senior credit facility and to pay $1,093 of transaction fees and expenses associated with the issuance of common stock.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $141,000 and $151,000 ($116,000 to $126,000 net of tenant improvement allowances from landlords) in capital additions during fiscal 2015. The fiscal 2015 additions are expected to include approximately $116,000 to $126,000 ($91,000 to $101,000 net of tenant improvement allowances from landlords) for new store construction and operating improvement initiatives, including three store remodels, $10,000 for game refreshment and $15,000 in maintenance capital. A portion of the 2015 new store spend is related to stores that will be under construction in 2015 but will not be open until 2016.

Fiscal 2013 Compared to Fiscal 2012

Net cash provided by operating activities was $109,878 for fiscal 2013 compared to $82,796 for fiscal 2012. Improved cash flows from operations were driven primarily by additional non-comparable store sales, increased comparable store sales, lower operating payroll and benefits expenses due to a decrease in hourly costs partially offset by higher management labor, higher pre-opening costs due to the timing of new store openings and one less week of operations in fiscal 2013.

Net cash used in investing activities was $105,677 for fiscal 2013 compared to $78,488 for fiscal 2012. Net cash used in investing activities increased in fiscal 2013 due to increased capital expenditures. Capital expenditures increased $27,205 to $105,894 (excluding approximately $13,988 in fixed asset related accrued liabilities) in fiscal 2013 from $78,689 in fiscal 2012 primarily due to new store openings, remodeling projects and game refresh initiatives. During the 2013 fiscal year, we spent approximately $63,929 ($48,143 net of tenant improvement allowances from landlords) for new store construction, $18,094 related to the major remodel project on seven of our existing stores and several small scale remodel projects, $1,758 on operating improvement initiatives, $9,441 for game refreshment and $12,672 for maintenance capital. During the 2012 fiscal year, the Company spent approximately $32,795 ($21,913 net of tenant improvement allowances from landlords) for new store construction, $15,962 related to the major remodel project on nine of its existing stores, $5,985 on operating improvement initiatives, $10,090 for game refreshment and $13,857 for maintenance capital. New store capital expenditures increased $31,134 during fiscal 2013 related primarily to construction of our Virginia Beach, Virginia store (large store format), which opened during the second quarter of 2013, our Albany, New York (large store format) and Syracuse, New York (small store format) stores which opened in the third quarter of 2013, our Cary (Raleigh), North Carolina (small store format) and Livonia (Detroit), Michigan (large store format) stores which opened in the fourth quarter of 2013, our Westchester, California (large store format) which opened in February 2014 and our Vernon Hills, Illinois (large store format) store which opened in March 2014. New store capital expenditures during fiscal 2012 related to construction of our Orland Park, Illinois store (small store format), which opened during the third quarter of fiscal 2012 and our Dallas, Texas and Boise, Idaho stores (one large and one small format store) which both opened in the fourth quarter of fiscal 2012.

Net cash used by financing activities was $2,238 for fiscal 2013 compared to cash used in financing activities of $1,875 for fiscal 2012. Net cash used in investing activities increased due to the costs related to the second amendment to the senior secured credit facility in the second quarter of fiscal 2013 partially offset by one additional required principal payment on our term loan facility in fiscal 2012 and proceeds from the sale of common stock in 2013.

Kensington/Bethesda Store Litigation

On November 14, 2013, D&B Inc filed a complaint in federal court seeking declaratory and injunctive relief related to actions taken by a landlord attempting to terminate the lease agreement for our store in Bethesda. The landlord alleged that the Company was in default of certain lease agreement provisions which restrict our ability to operate other Dave & Buster’s facilities within a prescribed distance of the Bethesda location. We believed that the lease provisions cited by the landlord were not legally enforceable and that the Company had the right to operate all facilities for the duration of the original lease term and any available lease extension periods. On July 21, 2014, the court issued its final ruling against the Company and the Bethesda location permanently closed on August 12, 2014. The Company has filed an appeal of the decision of the trial court. All our fixed assets from the Bethesda store were either fully depreciated or transferred to other locations. As with past store closures, we have experienced customer migration to other stores within the same market.

Annual revenues for our Bethesda store were $5,416, $12,036 and $12,751 in fiscal 2014, 2013 and 2012, respectively. We have recorded depreciation expense of $102, $1,889 and $1,030 in fiscal 2014, 2013 and 2012, respectively. Net lease expense was $557, $1,120 and $908 for fiscal 2014, 2013 and 2012, respectively.

Contractual Obligations and Commercial Commitments

The following table sets forth the contractual obligations and commercial commitments as of February 1, 2015:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Secured credit facility (1)	$430,000	$—	$—	$—	$430,000
Interest requirements (2)	102,445	18,668	37,691	37,253	8,833
Operating leases (3)	663,283	64,060	123,522	109,031	366,670

Total	$1,195,728	$82,728	$161,213	$146,284	$805,503

(1)	Our secured credit facility includes a $530,000 term loan facility and $50,000 revolving credit facility, a letter of credit sub-facility, and a swingline sub-facility. As of February 1, 2015, we had no borrowings under the revolving credit facility, borrowings of $430,000 ($429,020 net of discount) under the term facility and $5,822 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect at February 1, 2015.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above. Our store lease in Farmingdale expired in February 2015 without an option to renew resulting in the store’s closure on February 8, 2015. We have two other leases which expire in 2019 and we do not have any remaining options to extend the lease terms. All of our other leases include renewal options that give us the opportunity to extend the lease terms beyond 2019.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Critical accounting policies and estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements for the year ended February 1, 2015. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Property and equipment. Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. These costs are depreciated using the straight-line method over the estimate of the depreciable life, resulting in a charge to the operating results. Building and building improvements are generally depreciated over the shorter of forty years or the expected term of the underlying ground lease. Leasehold improvements are depreciated over the shorter of twenty years or the expected lease term. Furniture and equipment is generally depreciated over an estimated useful life ranging from three to ten years. Games are generally depreciated over an estimated useful life ranging from five to twenty years. Our actual results may differ from these estimates under different assumptions or conditions.

We review our property and equipment for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans.

Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual store performance is deemed inadequate to recover the value of its assets. We forecast our future cash flows by considering a variety of factors, including the maturity of the store, recent store-level performance, store-level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to predict future undiscounted cash flows. However, the future cash flow forecast may be incorrect due to factors such as unanticipated variations in our sales, cost of goods sold, labor expenses, the impact of competition, macroeconomic trends and issues related to the market in which the store is located. We compare this cash flow forecast to the carrying value of the assets of the store. Based on this analysis, if we believe that the carrying amount of the assets is not recoverable, an impairment charge would be recognized based upon the amount by which the carrying value of the assets exceeds fair value. No impairment charges were recognized during fiscal 2014, 2013 or 2012.

Goodwill and intangible assets. As of February 1, 2015 we had goodwill of approximately $272,592 and intangible assets of $79,000 representing tradenames. Goodwill and tradenames, which have an indefinite useful life, are not being amortized. However, both goodwill and tradenames are subject to annual impairment testing.

We perform step one of the impairment test in our fourth quarter unless circumstances require this analysis to be completed sooner. Step one of the impairment test is based upon a comparison of the carrying value of our net assets, including goodwill balances, to the fair value of our net assets. The fair value of our net assets, including goodwill balances are estimated using a combination of market earnings multiples. Key assumptions used in our testing include future store openings, revenue growth, operating expenses and discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering our past performance and forecasted growth, market economics and the business environment impacting our Company’s performance. Our discount rate was determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. We do evaluate all methods to ensure reasonably consistent results. Based on the completion of the step one test, we determined that goodwill was not impaired.

The evaluation of the carrying amount of other intangible assets with indefinite lives is made at least annually by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is generally determined on the basis of market earning multiples, market transactions and future cash flows. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value.

We assess the potential impairment of definite lived intangibles, including trademarks and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In evaluating long-lived restaurant assets for impairment, we consider a number of factors relevant to the assets’ current market value.

Income taxes. We file consolidated returns with all our domestic subsidiaries. We use the asset/liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. We have adopted accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of federal and state tax regulations. As a result, we have established reserves for taxes that may become payable in future years as a result of audits by tax authorities. Tax reserves are reviewed regularly pursuant to accounting guidance for uncertainty in income taxes. Tax reserves are adjusted as events occur that affect the potential liability for additional taxes, such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax reserves in the future, if or when such events occur.

Deferred tax assets. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of February 1, 2015, we have recorded a valuation allowance against a portion of our deferred tax assets, primarily state tax assets. The valuation allowance was established in accordance with accounting guidance for income taxes.

If our taxable income decreases in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining if an addition to the allowance would be required or the amount of the valuation allowance no longer required.

Accounting for amusement operations. The majority of our amusement revenue is derived from customer purchases of game play credits which allow our customers to play the video and redemption games in our Midways. We have recognized a liability for the estimated amount of unused game play credits, which we believe our customers will utilize in the future based on credits remaining on Power Cards, historic utilization patterns and revenue per game play credit sold. Certain Midway games allow customers to earn coupons, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when coupons are utilized by the customer by either redeeming the coupons for a prize in our Winner’s Circle or storing the coupon value on a Power Card for future redemption. We have accrued a liability for the estimated amount of outstanding coupons that will be redeemed in subsequent periods based on tickets outstanding, historic redemption patterns and the estimated redemption cost of products per ticket.

Insurance reserves. We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, director and officers’ liability and vehicle liability. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Portions of the estimated accruals for these liabilities are calculated by third-party actuarial firms. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Share-based compensation. The Dave & Buster’s Entertainment, Inc. 2010 Management Incentive Plan (“2010 Stock Incentive Plan”) provides for the granting of options to acquire stock in D&B Entertainment to certain of our employees, outside directors, and consultants. The options are subject to either time-based vesting or performance-based vesting. Options granted under the 2010 Stock Incentive Plan terminate on the ten-year anniversary of the grants. No further equity or other awards will be made under the 2010 Stock Incentive Plan.

Options provided for in the 2010 Stock Incentive Plan are subject to the grantees continued employment with or service to D&B Entertainment or its subsidiaries (subject to certain conditions in the event of grantee termination). Service-based options contain a service-based (or time-based vesting provisions, whereby the options will vest annually in equal amounts. As a result of the IPO, all unvested performance-based shares were modified and became fully vested.

Options granted in fiscal 2014 were issued pursuant to the terms of the 2014 Omnibus Incentive Plan (“2014 Stock Incentive Plan”). The 2014 Stock Incentive Plan allows the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash-based awards to employees, directors, and consultants of the Company. The term of service-based stock options is determined at the date of grant. Performance-based stock options can be based upon a variety of performance measures as defined in the plan document.

For stock options granted prior to or in connection with our IPO, we have obtained valuation analyses prepared by an independent third-party valuation firm to assist us with the determination of the fair value of our common stock. The valuations utilized approaches and methodologies consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation and information provided by our management, including historical and projected financial information, prospects and risks, our performance, various corporate documents, capitalization and economic and financial market conditions. The third-party valuation firm also utilized other economic, industry, and market information obtained from other resources considered reliable. The method used by the valuation firm utilized discounted cash flow, guideline company and external transaction approaches to determine value ranges.

Under the income approach, specifically the discounted cash flow method, forecast cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over several years based on forecast financial information provided by our management and a terminal value for the residual period beyond the discrete forecast, which are discounted at our estimated weighted average cost of capital to estimate our enterprise value.

The guideline public company method involves selecting publicly traded companies with similar financial and operating characteristics as our Company, and calculating valuation multiples based on the guideline public company’s financial information and market data. Based on the observed valuation multiples, an appropriate multiple was selected to apply to our financial information.

The external transaction method involves selecting sale transactions of companies with similar financial and operating characteristics as our Company and calculating valuation multiples based on the acquisition price and the acquired company’s financial information. An appropriate multiple was selected to apply to our financial information.

We believe the combination of these methods provides an appropriate estimate of our expected fair value ranges. We have considered the valuation analyses to determine the best estimate of the fair value of our common stock at each stock option grant date.

The valuation of our stock option awards has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate, as well as our estimated fair value of our common stock. Since our stock had not been publicly traded prior to our IPO, the expected volatility is based on an average of the historical volatility of certain of our competitors’ stocks over the expected term of the share-based awards. The dividend yield assumption is based on our history. The expected term of share-based awards represents the weighted-average period the share-based award is expected to remain outstanding. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term. As we accumulate Company-specific information, we will begin to consider that in determining our assumptions, except that we will be using the market-determined share price in the future rather than third-party estimates of fair value.

Share-based compensation expense is recognized for the portion of awards that are expected to vest. For time-based options, share-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. For performance-based options, management must assess the probability of the achievement of the targets, as defined in the applicable plan. Share-based compensation expense recognized in our results of operations is based on awards ultimately expected to vest. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least annually and any change in compensation expense is recognized in the period of the change.

The determination of the fair values of our non-public share values and share-based awards are based on estimates and forecasts described above that may not reflect actual market results. These estimates and forecasts require us to make judgments that are highly complex and subjective. Additionally, past valuations relied on reference to other companies for the determination of volatility, trading multiples and other valuation inputs, future estimates of these factors will be based more on our performance as a public company. Future share-based grant values will be based on quoted market prices. The use of Company-specific attributes will likely impact the fair value of share-based payment programs in the future and the results may be different than using an average of industry participant attributes as has been utilized in the past.

Share-based payments issued in connection with the IPO were service-based stock options. We do not expect that the compensation expense ($3,760 in aggregate grant date fair value) will materially impact any particular year during the service period as the share-based payments have service conditions that will vest over a 3-4 year period and were granted at the initial public offering price. Additionally, the 444,969 common shares subject to the option grant represent approximately 1% of the shares of common stock following the IPO.

Recent accounting pronouncements. In February 2015, the Financial Accounting Standards board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation: Amendment to the Consolidation Analysis.” This revised standard improves targeted areas of the consolidation guidance and reduces the number of consolidation models. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires the Company’s management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period after December 15, 2016, and for annual and interim periods thereafter. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued guidance in ASU No. 2014-09, outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. This guidance is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial position and results of operations.

JOBS Act. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, such as reduced public company reporting, accounting and corporate governance requirements. We currently avail ourselves to the reduced disclosure obligations regarding executive compensation.

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

We will remain an “emerging growth company” for up to five years following our IPO in October 2014, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceeds $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700,000 as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including proteins, seafood, produce, dairy products, and cooking oil, these fluctuations can materially impact our food and beverage costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. In a rapidly-fluctuating commodities market, it may prove difficult for us to adjust our menu prices to respond to any price fluctuations. Therefore, to the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. At this time, we do not use financial instruments to hedge our commodity risk.

Interest Rate Risk

We are exposed to market risk from interest rate changes on our new senior secured credit facility. This exposure relates to the variable component of the interest rate on our $530,000 new senior credit facility. As of February 1, 2015 we had gross borrowings of $430,000 under the term facility, based on a defined LIBOR rate plus an applicable margin. A hypothetical 10% increase in the interest rate associated with our term facility would increase our interest expense by approximately $430. As of February 1, 2015 we had no borrowings under our revolving credit facility. Therefore, we had no exposure to interest rate fluctuations on our revolving credit facility as of that date.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our stores is subject to inflationary increases in the costs of labor and material.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The State of California (where nine of our stores are located) raised the state minimum hourly wage from $8.00 per hour to $9.00 per hour effective July 1, 2014. The California hourly minimum wage is scheduled to increase to $10.00 per hour on January 1, 2016. The State of New York (where eight of our stores are located) raised the state minimum hourly wage from $8.00 per hour to $8.75 per hour effective December 31, 2014 and it is scheduled to increase to $9.00 per hour on December 31, 2015.

In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, improving productivity, or through other adjustments. We may or may not be able to offset cost increases in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-24 in this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

This Report does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Further, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of Registrant

The following table sets forth information regarding executive officers. Executive officers serve at the request of the Board of Directors.

NAME	AGE	POSITION

Stephen M. King	57	Chief Executive Officer and Director

Kevin Bachus	46	Senior Vice President of Entertainment and Game Strategy

Dolf Berle	52	President and Chief Operating Officer

Joe DeProspero	40	Vice President Finance

Sean Gleason	50	Senior Vice President and Chief Marketing Officer

Brian A. Jenkins	53	Senior Vice President and Chief Financial Officer

Margo L. Manning	50	Senior Vice President of Human Resources

Michael J. Metzinger	58	Vice President—Accounting and Controller

John B. Mulleady	54	Senior Vice President of Real Estate and Development

J. Michael Plunkett	64	Senior Vice President of Purchasing and International Operations

Jay L. Tobin	57	Senior Vice President, General Counsel and Secretary

Set forth below is biographical information regarding our executive officers:

Stephen M. King has served as our Chief Executive Officer and Director since September 2006. From March 2006 until September 2006, Mr. King served as our Senior Vice President and Chief Financial Officer. From 1984 to 2006, he served in various capacities for Carlson Restaurants Worldwide Inc., a company that owns and operates casual dining restaurants worldwide, including Chief Financial Officer, Chief Administrative Officer, Chief Operating Officer and, most recently, as President and Chief Operating Officer of International. Mr. King brings substantial industry, financial and leadership experience to our Board of Directors.

Kevin Bachus has served as our Senior Vice President of Entertainment and Games Strategy since November 2012. Previously, he served as Chief Product Officer of Bebo, Inc., an international social networking site, from September 2010 to November 2012, Executive Vice President and Chief Product Officer of IMO Entertainment LLC, from May 2009 to August 2010, Senior Vice President and Chief Architect of Virrata Games, Inc./PlayDay TV from March 2008 to April 2009, Chief Executive Officer of Uprising Studios from November 2006 to March 2008, Chief Executive Officer of Nival Interactive, Inc. from December 2005 to November 2006, Chief Executive Officer and President of Infinium Labs, Inc. from January 2004 to November 2005, Vice President of Publishing of Capital Entertainment Group, Inc. from October 2001 to September 2003, Director of Third Party Relations-Xbox of Microsoft Corporation from September 1999 to May 2001 and Group Product Manager-DirectX of Microsoft Corporation from June 1997 to September 1999.

Dolf Berle has served as our President and Chief Operating Officer since February 2011. From August 2009 until January 2011, Mr. Berle served as Executive Vice President of Hospitality and Business and Sports Club Division Head for ClubCorp USA, Inc., the largest owner and operator of golf, country club and business clubs. Previously, Mr. Berle served as President of Lucky Strike Entertainment, an upscale chain of bowling alleys, from December 2006 to July 2009 and Chief Operating Officer of House of Blues Entertainment, Inc., a chain of live music venues, from April 2004 to December 2006.

Joe DeProspero has served as our Vice President of Finance since May 2010. Previously, he served as our Assistant Vice President of Finance from August 2006 to May 2010. Mr. DeProspero served as Director of Financial Analysis for Arby’s Restaurant Group, a company that owns and operates quick-serve sandwich restaurants, from 2005 to 2006 and for Carlson Restaurants Worldwide, Inc., a company that owns and operates casual dining restaurants worldwide, from 2001 to 2005.

Sean Gleason has served as our Senior Vice President and Chief Marketing Officer since August 2009. From June 2005 until October 2008, Mr. Gleason was the Senior Vice President of Marketing Communications at Cadbury Schweppes where he led initiatives for brands such as Dr Pepper, 7UP and Snapple. From May 1995 until May 2005, he served in various capacities (most recently as Vice President, Advertising/Media/Brand Identity) at Pizza Hut for Yum! Brands, the world’s largest restaurant company.

Brian A. Jenkins has served as our Senior Vice President and Chief Financial Officer since December 2006. From August 1996 until August 2006, he served in various capacities (most recently as Senior Vice President—Finance) at Six Flags, Inc., an amusement park operator. From March 1990 to August 1996, Mr. Jenkins served in various financial positions (most recently as Vice President of Corporate Planning and Business Development) with FoxMeyer Health Corporation, a wholesale pharmaceutical distributor.

Margo L. Manning has served as our Senior Vice President of Human Resources since November 2010. Previously, she served as our Senior Vice President of Training and Special Events from September 2006 until November 2010, our Vice President of Training and Sales from June 2005 until September 2006 and as Vice President of Management Development from September 2001 until June 2005. From December 1999 until September 2001, she served as our Assistant Vice President of Team Development, and from 1991 until December 1999, she served in various positions of increasing responsibility for us and our predecessors.

Michael J. Metzinger has served as our Vice President—Accounting and Controller since January 2005. From 1986 until January 2005, Mr. Metzinger served in various capacities (most recently as Executive Director—Financial Reporting) at Carlson Restaurants Worldwide, Inc., a company that owns and operates casual dining restaurants worldwide.

John B. Mulleady has served as our Senior Vice President of Real Estate and Development since April 2012. Mr. Mulleady had been Senior Vice President, Director of Real Estate of BJ’s Wholesale Club, Inc. a leading operator of warehouse clubs in the eastern United States, from June 2008 to April 2012. Previously, Mr. Mulleady served as Vice President of Real Estate at Circuit City Stores, Inc., a consumer electronics retailer, from February 2006 to June 2008.

J. Michael Plunkett has served as our Senior Vice President of Purchasing and International Operations since September 2006. Previously, he served as our Senior Vice President—Food, Beverage and Purchasing/Operations Strategy from June 2003 until June 2004 and from January 2006 until September 2006. Mr. Plunkett also served as Senior Vice President of Operations for Jillian’s from June 2004 to January 2006, as Vice President of Kitchen Operations from November 2000 until June 2003, as Vice President of Information Systems from November 1996 until November 2000 and as Vice President and Director of Training from November 1994 until November 1996. From 1982 until November 1994, he served in operating positions of increasing responsibility for us and our predecessors.

Jay L. Tobin has served as our Senior Vice President, General Counsel and Secretary since May 2006. From 1988 to 2005, he served in various capacities (most recently as Senior Vice President and Deputy General Counsel) at Brinker International, Inc., a company that owns and operates casual dining restaurants worldwide.

The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1—Election of Directors,” “Directors and Corporate Governance,” “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2015 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Proposal No. 1—Election of Directors”, “Directors and Corporate Governance” and “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections entitled “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections entitled “Directors and Corporate Governance” and “Transactions with Related Persons” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled “Proposal No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements
See Pages F-1 to F-24 of this Report.
(2)	Financial Statement Schedules
None.
(3)	See the Index to Exhibits attached hereto on Page E-1 for a list of all exhibits filed as part of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware Corporation

Date: April 6, 2015	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Stephen M. King and Jay L. Tobin, or either of them, each acting alone, his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on April 6, 2015.

Signature		Title

By:	/s/ Stephen M. King	Chief Executive Officer and Director
	Stephen M. King	(Principal Executive Officer)

By:	/s/ Brian A. Jenkins	Senior Vice President and Chief Financial Officer
	Brian A. Jenkins	(Principal Financial and Accounting Officer)

By:	/s/ Alan J. Lacy	Chairman of the Board of Directors
Alan J. Lacy

By:	/s/ J. Taylor Crandall	Director
J. Taylor Crandall

By:	/s/ Michael J. Griffith	Director
Michael J. Griffith

By:	/s/ Jonathan S. Halkyard	Director
Jonathan S. Halkyard

By:	/s/ David A. Jones	Director
David A. Jones

By:	/s/ Kevin M. Mailender	Director
Kevin M. Mailender

By:	/s/ Kevin M. Sheehan	Director
Kevin M. Sheehan

By:	/s/ Tyler J. Wolfram	Director
Tyler J. Wolfram

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dave & Buster’s Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dave & Buster’s Entertainment, Inc. and subsidiaries (the Company) as of February 1, 2015 and February 2, 2014 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the fiscal years ended February 1, 2015, February 2, 2014 and February 3, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dave & Buster’s Entertainment, Inc. and subsidiaries as of February 1, 2015 and February 2, 2014, and the results of their operations and their cash flows for the fiscal years ended February 1, 2015, February 2, 2014 and February 3, 2013 in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Dallas, Texas

April 7, 2015

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	February 1, 2015	February 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$70,876	$38,080
Inventories (Note 2)	18,457	15,354
Prepaid expenses	10,641	9,670
Deferred income taxes (Note 7)	30,962	24,802
Income taxes receivable	2,421	2,445
Other current assets	9,923	8,993

Total current assets	143,280	99,344
Property and equipment (net of $252,160 and $195,339 accumulated depreciation as of February 1, 2015 and February 2, 2014, respectively) (Note 3)	436,048	388,093
Tradenames (Note 4)	79,000	79,000
Goodwill (Note 4)	272,592	272,428
Other assets and deferred charges	19,769	22,893

Total assets	$950,689	$861,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (Note 6)	$—	$1,500
Accounts payable	35,001	36,092
Accrued liabilities (Note 5)	89,198	74,379
Income taxes payable	1,570	1,073
Deferred income taxes (Note 7)	371	—

Total current liabilities	126,140	113,044
Deferred income taxes (Note 7)	27,828	23,654
Deferred occupancy costs	99,847	81,743
Other liabilities	9,157	8,692
Long-term debt, less current installments, net of unamortized discount (Note 6)	429,020	484,177
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized shares; 40,217,640 and 33,452,684 issued shares as of February 1, 2015 and February 2, 2014, respectively	402	334
Preferred stock, 50,000,000 shares authorized; none issued	—	—
Paid-in capital	253,685	152,661
Treasury stock, 248,412 shares as of February 1, 2015 and February 2, 2014	(1,189)	(1,189)
Accumulated other comprehensive loss	(646)	(167)
Retained earnings (accumulated deficit)	6,445	(1,191)

Total stockholders’ equity	258,697	150,448

Total liabilities and stockholders’ equity	$950,689	$861,758

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014	Fiscal Year Ended February 3, 2013
Food and beverage revenues	$359,125	$310,111	$298,421
Amusement and other revenues	387,626	325,468	309,646

Total revenues	746,751	635,579	608,067
Cost of food and beverage	92,122	77,577	73,019
Cost of amusement and other	54,353	47,437	46,098

Total cost of products	146,475	125,014	119,117
Operating payroll and benefits	175,709	150,172	145,571
Other store operating expenses	225,763	199,537	192,792
General and administrative expenses	44,574	36,440	40,356
Depreciation and amortization expense	70,868	66,337	63,457
Pre-opening costs	9,501	7,040	3,060

Total operating costs	672,890	584,540	564,353

Operating income	73,861	51,039	43,714
Interest expense, net (Note 6)	34,789	47,809	47,634
Loss on debt retirement (Note 6)	27,578	—	—

Income (loss) before provision (benefit) for income taxes	11,494	3,230	(3,920)
Provision (benefit) for income taxes (Note 7)	3,858	1,061	(12,702)

Net income	7,636	2,169	8,782

Unrealized foreign currency translation gain (loss)	(479)	(419)	15

Total comprehensive income	$7,157	$1,750	$8,797

Net Income per share:
Basic	$0.22	$0.07	$0.26
Diluted	$0.21	$0.06	$0.26
Weighted average shares used in per share calculations:
Basic	35,314,884	33,187,776	33,186,426
Diluted	37,126,048	34,030,115	33,747,535

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amt.		Shares	Amt.
Balance January 29, 2012	33,434,685	$334	$150,275	248,412	$(1,189)	$237	$(12,142)	$137,515

Net income	—	—	—	—	—	—	8,782	8,782
Unrealized foreign currency translation gain	—	—	—	—	—	15	—	15
Stock-based compensation	—	—	1,099	—	—	—	—	1,099

Balance February 3, 2013	33,434,685	334	151,374	248,412	(1,189)	252	(3,360)	147,411

Net income	—	—	—	—	—	—	2,169	2,169
Unrealized foreign currency translation loss	—	—	—	—	—	(419)	—	(419)
Stock-based compensation	—	—	1,207	—	—	—	—	1,207
Sale of stock (Note 9)	17,999	—	80	—	—	—	—	80

Balance February 2, 2014	33,452,684	334	152,661	248,412	(1,189)	(167)	(1,191)	150,448

Net income	—	—	—	—	—	—	7,636	7,636
Unrealized foreign currency translation loss	—	—	—	—	—	(479)	—	(479)
Stock-based compensation	251	—	2,212	—	—	—	—	2,212
Proceeds from the issuance of common stock	6,764,705	68	100,591	—	—	—	—	100,659
Costs associated with the issuance of common stock	—	—	(1,779)	—	—	—	—	(1,779)

Balance February 1, 2015	40,217,640	$402	$253,685	248,412	$(1,189)	$(646)	$6,445	$258,697

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014	Fiscal Year Ended February 3, 2013
Cash flows from operating activities:
Net income	$7,636	$2,169	$8,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	70,868	66,337	63,457
Debt cost and discount amortization (Note 6)	2,295	3,189	2,946
Payment of accreted interest (Note 6)	(50,193)	—	—
Accretion of note discount (Note 6)	8,341	15,881	14,141
Deferred income tax benefit (Note 7)	(1,615)	(801)	(13,548)
Loss on disposal of fixed assets	1,771	2,631	2,640
Loss on debt retirement (Note 6)	8,580	—	—
Share-based compensation charges	2,212	1,207	1,099
Other, net	(73)	676	(1,181)
Changes in assets and liabilities:
Inventories	(3,103)	(505)	(9)
Prepaid expenses	(892)	(157)	1,502
Income tax receivable	25	(1,325)	(1,120)
Other current assets	(911)	3,015	(8,461)
Other assets and deferred charges	4	(364)	924
Accounts payable	8,720	(1,774)	(96)
Accrued liabilities	14,869	6,782	1,574
Income taxes payable	497	291	(711)
Deferred occupancy costs	16,919	12,214	6,691
Other liabilities	765	412	4,166

Net cash provided by operating activities	86,715	109,878	82,796

Cash flows from investing activities:
Capital expenditures	(129,688)	(105,894)	(78,689)
Proceeds from sales of property and equipment	115	217	201

Net cash used in investing activities	(129,573)	(105,677)	(78,488)

Cash flows from financing activities:
Repayments of senior secured credit facility (Note 6)	(144,375)	(1,500)	(1,875)
Repayment of senior notes (Note 6)	(200,000)	—	—
Repayment of senior discount notes (Note 6)	(100,000)	—	—
Borrowings under new senior credity facility (Note 6)	528,675	—	—
Debt issuance costs (Note 6)	(8,212)	(818)	—
Paydown of new senior credit facility (Note 6)	(100,000)	—	—
Proceeds from the issuance of common stock, net of underwriter fees	100,659	—	—
Payment of costs associated with the issuance of common stock	(1,093)	—	—
Sale of common stock (Note 9)	—	80	—

Net cash provided by (used in) financing activities	75,654	(2,238)	(1,875)

Increase in cash and cash equivalents	32,796	1,963	2,433
Beginning cash and cash equivalents	38,080	36,117	33,684

Ending cash and cash equivalents	$70,876	$38,080	$36,117

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$4,937	$2,151	$2,515
Cash paid for interest and related debt fees, net of amounts capitalized	$28,510	$29,096	$32,435
Cash paid for interest and related debt fees, related to debt retirement	$18,998	$—	$—
Cash paid for settlement of accreted interest on senior discount notes	$50,193	$—	$—

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of business and basis of presentation — Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”), is a Delaware corporation headquartered in Dallas, Texas. As of February 1, 2015, Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners, III, L.P. (collectively, the “Oak Hill Funds”) beneficially owned approximately 79.2% of the Company’s outstanding stock.

D&B Entertainment owns no significant assets or operations other than the ownership of all the common stock of Dave & Buster’s Holdings, Inc. (“D&B Holdings”). D&B Holdings owns no significant assets or operations other than the ownership of all the common stock of Dave & Buster’s, Inc. (“D&B Inc”) References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment and its subsidiaries and any predecessor companies. All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s activities are conducted through D&B Inc. D&B Inc owns and operates high-volume venues in North America that combine dining and entertainment for both adults and families.

On October 9, 2014, we amended our certificate of incorporation to increase our authorized share count to 450,000,000 shares of stock, including 400,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value $0.01 per share and to split our common stock 224.9835679 for 1. On October 16, 2014, we amended and restated our certificate of incorporation in its entirety.

On October 9, 2014, we completed our initial public offering of 5,882,353 shares of common stock at a price to the public of $16.00 per share. On October 10, 2014, the Company’s common stock began trading on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “PLAY”. We had granted the underwriters an option for a period of 30 days to purchase an additional 882,352 shares of our common stock which was exercised in full on October 21, 2014. After underwriting discounts and commissions and offering expenses, we received net proceeds from the initial public offering (the “IPO”) of approximately $98,573. We used these proceeds to prepay a portion of the principal amount of term loan debt outstanding under the new senior secured credit facility.

On February 5, 2015, subsequent to our fiscal 2014 year end, we completed a follow-on offering of 6,600,000 shares of our common stock at a price of $29.50 per share. We granted the underwriters an option to purchase an additional 990,000 shares of our common stock which was exercised in full on February 20, 2015. All of these shares were offered by the selling stockholders. In connection with the offering, 300,151 options were exercised at a weighted average price of $4.49. We issued new shares in satisfaction of this exercise. We received $1,346 upon the exercise of options which were sold as part of this offering.

We operate our business as one operating and one reportable segment. Our one industry segment is the operation and licensing of high-volume entertainment and dining venues under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café”. We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal years ended February 1, 2015 and February 2, 2014, both consist of 52 weeks. Our fiscal year ended February 3, 2013 consists of 53 weeks.

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States as prescribed by the Securities and Exchange Commission. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

During fiscal 2014, we opened eight new stores. As of February 1, 2015, there were 73 stores in the United States and Canada. On August 12, 2014, we permanently closed our location in Kensington/Bethesda, Maryland (“Bethesda”). Revenues for our Bethesda store were $5,416 and $12,036 in fiscal 2014 and fiscal 2013, respectively. Operating income for the store was $823 for fiscal 2014 and $2,896 for fiscal 2013. Included in our fiscal 2014 store count is our location in Farmingdale (Long Island), New York (“Farmingdale”) which closed on February 8, 2015 due to the expiration of our lease. All our fixed assets from the Farmingdale store were either fully depreciated as of the end of the lease term or were transferred to other locations. With past store closures, we have experienced customer migration to stores within the same market. We currently have two other stores in the Long Island market.

Reclassifications — All share and per-share data herein have been retroactively adjusted to reflect the 224.9835679 for 1 stock split as though it had occurred prior to the earliest data presented. One reclassification has been made to the fiscal year 2013 Consolidated Balance Sheets to conform to the fiscal year 2014 presentation. We reclassified $333 of Paid-in capital as of January 29, 2012, February 3, 2013 and February 2, 2014, to Common stock to affect the 224.9835679 for 1 stock split.

Related party transaction — Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of the creditors participating in the term loan portion of our new senior secured credit facility. As of February 1, 2015, the OHA Funds held approximately 8.3% or $35,626 of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of the Oak Hill Funds and is not under common control with the Oak Hill Funds. Certain employees of the Oak Hill Funds, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages.

As of February 1, 2015, Oak Hill Funds beneficially owned approximately 79.2% of our outstanding stock and certain members of our Board of Directors and our management beneficially owned approximately 3.7% of our outstanding stock. The remaining 17.1% was owned by the public. Subsequent to the follow-on offering transactions, the Oak Hill Funds beneficially own approximately 62.1% of our outstanding stock and certain members of our Board of Directors and our management beneficially own approximately 2.2% of our outstanding stock. The remaining 35.7% is owned by the public. The Oak Hill Funds continue to own a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ.

We have an expense reimbursement agreement with Oak Hill Capital Management, LLC (“Oak Hill Capital”), which provides for the reimbursement of certain costs and expenses. We made payments to Oak Hill Capital of $41, $115 and $76 during fiscal 2014, 2013 and 2012, respectively. We paid compensation of $155, $235 and $235 in fiscal 2014, 2013 and 2012, respectively, to David Jones who serves as a senior advisor to the Oak Hill Funds, and Alan Lacy, who served as a senior advisor to the Oak Hill Funds until December 2014.

Seasonality — Our revenues and operations are influenced by seasonal shifts in consumer spending. Revenues associated with spring and year-end holidays during our first and fourth quarters have historically been higher as compared to the other quarters and will continue to be susceptible to the impact of severe spring and winter weather on customer traffic and sales during those periods. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to the other quarters.

Use of estimates — The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, useful lives of property and equipment, fair value of equity-based compensation, self-insurance reserves, deferred revenue on our Power Cards and gift cards, reserve for outstanding tickets and deferred tax valuation allowances.

Cash and cash equivalents — We consider transaction settlements in process from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents.

Concentration of credit risk — Financial instruments which potentially subject us to a concentration of credit risk are cash and cash equivalents. We currently maintain our day-to-day operating cash balances with major financial institutions. At times, our operating cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. From time to time, we invest temporary excess cash in overnight investments with expected minimal volatility, such as money market funds. Although we maintain balances that exceed the FDIC insured limit, we have not experienced any losses related to this balance, and we believe credit risk to be minimal.

Inventories — Inventories of food, beverages, merchandise and other supplies needed for our food service and amusement operations are stated at the lower of cost or market determined on a first-in, first-out method.

Deferred tax assets — A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax basis of assets and liabilities. As of February 1, 2015, we had recorded $931 as a valuation allowance against a portion of our deferred tax assets. The valuation allowance was established in accordance with accounting guidance for income taxes. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required or if an addition to the allowance would be required.

Property and equipment — Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is charged to operations using the straight-line method over the assets’ estimated useful lives, which are as follows:

Estimated Depreciable Lives (In Years)
Buildings and building improvements	Shorter of 40 or expected ground lease term
Leasehold improvements	Shorter of 20 or expected lease term
Furniture, fixtures and equipment	3-10
Games	5-20

Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs and other site specific costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset.

We review our property and equipment annually, on a store-by-store basis to determine whether facts or circumstances exist that may indicate the carrying values of these long-lived assets are impaired. We compare store-level undiscounted operating cash flows (which exclude interest, general and administrative and other allocated expenses) to the carrying amount of property and equipment allocated to each store. If the expected future cash flows are less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its fair value. No impairment charges were recognized in fiscal years 2014, 2013 or 2012.

Goodwill and other intangible assets — In accordance with accounting guidance for goodwill and other intangible assets, goodwill and indefinite lived intangibles, such as tradenames, are not amortized, but are reviewed for impairment at least annually. We perform step one of the impairment test in our fourth quarter unless circumstances require this analysis to be completed sooner. Step one of the impairment test is based upon a comparison of the carrying value of our net assets, including goodwill balances, to the fair value of our net assets. The fair value of our net assets, including goodwill are estimated using a combination of market earnings multiples and discounted cash flow methodologies. Key assumptions used in our testing include future store openings, revenue growth, operating expenses and discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering our past performance and forecasted growth, market economics and the business environment impacting our Company’s performance. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. We evaluate all methods to ensure reasonably consistent results. Based on the completion of the step one test, we determined that goodwill was not impaired.

The evaluation of the carrying amount of other intangible assets with indefinite lives is made at least annually by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value.

Based on our analysis, we determined that our intangible assets with an indefinite life, our tradename, was not impaired.

We have developed and acquired certain trademarks that are utilized in our business and have been determined to have finite lives. We also have intangible assets related to our non-compete agreements and customer relationships. These intangible assets are included in “Other assets and deferred charges” on the Consolidated Balance Sheets and are amortized over their useful lives.

Deferred debt issuance costs — The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are included in “Other assets and deferred charges” in the Consolidated Balance Sheets, and are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjusts the future amortization expense. The following table details amounts relating to those assets:

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014	Fiscal Year Ended February 3, 2013
Balance at beginning of period	$7,954	$10,076	$12,735
New debt issuance payments	8,212	—	—
Write off of unamortized debt issance cost—refinancing	(6,559)	—	—
Additional deferred financing costs	—	726	—
Write off of unamortized debt issuance cost—early prepayment	(1,347)	—	—
Amortization during period	(2,074)	(2,848)	(2,659)

Balance at end of period	$6,186	$7,954	$10,076

Self-insurance accruals — We are self-insured for certain losses related to workers’ compensation claims, general liability matters and our Company sponsored employee health insurance programs. We estimate the accrued liabilities for our self-insurance programs using historical claims experience and loss reserves, assisted by independent third-party actuaries. To limit our exposure to losses, we maintain stop-loss coverage through third-party insurers.

Fair value disclosures — Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. In determining fair value, GAAP establishes a three-level hierarchy used in measuring fair value, as follows:

•	Level 1 inputs are quoted prices available for identical assets and liabilities in active markets.

•	Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 inputs are less observable and reflect our own assumptions.

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and our senior secured credit facility. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. We believe that the carrying amount of our term credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

We may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. No such adjustments were made in fiscal year 2014, 2013 or 2012.

Comprehensive income (loss) — Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, unrealized foreign currency translation gain (loss) is included in comprehensive income (loss). Unrealized translation loss for fiscal 2014 was $479. Unrealized translation loss for fiscal 2013 was $419 and unrealized translation gain for fiscal 2012 was $15.

Foreign currency translation — The consolidated financial statements are presented in US dollars, which is our functional and reporting currency. The financial statements related to the operations of our Toronto store are prepared in Canadian dollars. Income statement amounts are translated at average exchange rates for each period, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments for assets and liabilities are included in stockholder’s equity as a component of comprehensive income (loss).

Share-based expense — The expense associated with share-based equity awards granted as more fully described in Note 9 has been calculated as required by current accounting standards related to stock compensation. The grant date fair values of the options granted in 2014, 2013 and 2012 have been determined based on the option pricing method prescribed in AICPA Practice Aid, Valuation of privately-Held-Company Equity Securities Issued as Compensation. The expected term of the options were based on the weighted average of anticipated exercise dates. Since we did not have publicly traded equity securities prior to our IPO, the volatility of our options has been estimated using peer group volatility information. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term. The significant assumptions used in determining the underlying fair value of the weighted-average options granted in fiscal 2014, 2013 and 2012 were as follows:

	2014 Stock Incentive Plan	2010 Stock Incentive Plan
	Fiscal 2014	Fiscal 2013		Fiscal 2012
	Service Based	Service Based	Performance Based	Service Based	Performance Based
Volatility	51.3%	48.2%	47.0%	44.7%	50.0%
Risk free interest rate	1.96%	1.15%	1.06%	0.78%	0.33%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Expected term – in years	6.8	6.5	6.5	4.9	3.0
Weighted average calculated value	$8.45	$4.72	$4.16	$2.43	$2.25

The options granted in fiscal 2014 were issued pursuant to the terms of the 2014 Omnibus Incentive Plan (“2014 Stock Incentive Plan”). The options granted in fiscal years 2013 and 2012 have been issued pursuant to the terms of the Dave & Buster’s Entertainment, Inc. 2010 Management Incentive Plan (“2010 Stock Incentive Plan “). See future discussion of these plans in Note 9: Equity-based Compensation.

Revenue recognition — Food and beverage revenues are recorded at point of service. Amusement revenues consist primarily of game play credits on Power Cards purchased and used by customers to activate most of the video and redemption games in our midway. Amusement revenues are primarily recognized upon utilization of these game play credits. We have recognized a liability for the estimated amount of unused game play credits which we believe our customers will utilize in the future based on credits remaining on Power Cards, historic utilization patterns and revenue per game play credit sold.

Amusements costs of products — Certain midway games allow customers to earn coupons, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when coupons are utilized by the customer by redeeming the coupons for a prize in our Winner’s Circle. Customers may also store the coupon value on a Power Card for future redemption. We have accrued a liability for the estimated amount of outstanding coupons that we believe will be redeemed in subsequent periods based on coupons outstanding, historic redemption patterns and the estimated redemption cost of products per coupon.

Advertising costs — Advertising costs are recorded as an expense in the period in which we incur the costs or the first time the advertising takes place. Advertising costs expensed were $29,144, $27,475 and $28,502 in fiscal years 2014, 2013 and 2012, respectively. Advertising costs are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.

Lease accounting — Rent expense is recorded on a straight-line basis over the lease term. The lease term commences on the date when we take possession and have the right to control the use of the leased premises. The lease term includes the initial non-cancelable lease term plus any periods covered by renewal options that we consider reasonably assured of exercising. Certain leases contain annual escalation clauses based on fixed escalation terms. The excess of cumulative rent expense, as determined on a straight-line basis, over cumulative rent payments made on leases with fixed escalation terms is recognized as “Deferred occupancy costs” in the Consolidated Balance Sheets. Also included in “Deferred occupancy costs” are construction allowances we receive from the lessor to reimburse us for the cost of leasehold improvements. The amortization related to these allowances is recorded as a reduction to rent expense over the term of the lease.

Additionally, certain of our operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense provided the achievement of that target is considered probable.

We had construction allowance receivables of $6,839 and $5,677 as of February 1, 2015 and February 2, 2014, respectively, related to our new store openings. Such balances are included in “Other current assets” in the Company’s Consolidated Balance Sheets. All receivable amounts are expected to be collected.

Pre-opening costs — Pre-opening costs include costs associated with the opening and organizing of new stores, including the cost of feasibility studies, pre-opening rent, training and recruiting and travel costs for employees engaged in such pre-opening activities. All pre-opening costs are expensed as incurred.

Income taxes — We file consolidated returns with all our domestic subsidiaries. We use the asset/liability method for recording income taxes, which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that are recognized in the financial statements and as measured by the provisions of enacted tax laws. We also recognize liabilities for uncertain income tax positions for those items that meet the “more likely than not” threshold.

The calculation of tax liabilities involves significant judgment and evaluation of uncertainties in the interpretation of federal and state tax regulations. As a result, we have established accruals for taxes that may become payable in future years as a result of audits by tax authorities. Tax accruals are reviewed regularly pursuant to accounting guidance for uncertainty in income taxes. Tax accruals are adjusted as events occur that affect the potential liability for taxes such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax accruals in the future, if or when such events occur.

As of February 1, 2015, we have accrued approximately $905 of unrecognized tax benefits, including approximately $338 of penalties and interest. During fiscal 2014, we recognized approximately $90 of tax benefits and an additional $48 of benefits related to penalties and interest based upon lapsing of time and settlement with taxing jurisdictions. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred income tax accounting, $439 of unrecognized tax benefits, if recognized, would impact the effective tax rate.

Recent accounting pronouncements — In February 2015, the Financial Accounting Standards board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation: Amendment to the Consolidation Analysis.” This revised standard improves targeted areas of the consolidation guidance and reduces the number of consolidation models. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires the Company’s management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period after December 15, 2016, and for annual and interim periods thereafter. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued guidance in ASU No. 2014-09, outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. This guidance is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial position and results of operations.

Note 2: Inventories

Inventories consist of the following:

	February 1, 2015	February 2, 2014
Operating store—food and beverage	$4,494	$3,961
Operating store—amusement	6,497	6,214
Corporate supplies, warehouse and other	7,466	5,179

	$18,457	$15,354

Amusement inventory includes electronic equipment, stuffed animals and small novelty items used as redemption prizes for certain midway games, as well as supplies needed for midway operations.

Note 3: Property and Equipment

Property and equipment consist of the following:

	February 1, 2015	February 2, 2014
Buildings and building improvements	$14,305	$14,176
Leasehold improvements	379,468	330,641
Furniture, fixtures and equipment	150,280	117,194
Games	111,166	88,310
Construction in progress	32,989	33,111

Total cost	688,208	583,432
Accumulated depreciation	(252,160)	(195,339)

Property and equipment, net	$436,048	$388,093

Interest costs capitalized during the construction of facilities were $535 for fiscal 2014, $602 for fiscal 2013, and $510 for fiscal 2012.

Property and equipment are depreciated using the straight-line method over the estimated useful life of the assets. Depreciation expense totaled $69,466 for fiscal 2014, $64,933 for fiscal 2013, and $61,957 for fiscal 2012.

Note 4: Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the year ended February 1, 2015 and February 2, 2014 are as follows:

Gross Amount
Goodwill Balance at February 3, 2013	$272,278
Foreign exchange differences	150

Goodwill Balance at February 2, 2014	272,428
Foreign exchange differences	164

Goodwill Balance at February 1, 2015	$272,592

The following table presents our goodwill and intangible assets at:

		February 1, 2015		February 2, 2014
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Not subject to amortization:
Goodwill		$272,592	$—	$272,428	$—
Tradenames		79,000	—	79,000	—

Total not subject to amortization		351,592	—	351,428	—

Subject to amortization:
Trademarks	7 years	8,500	(5,681)	8,500	(4,471)
Customer relationships	9 years	1,700	(883)	1,700	(694)
Non-compete agreements	2 years	500	(500)	500	(500)

Total subject to amortization		10,700	(7,064)	10,700	(5,665)

Total goodwill and intangibles		$362,292	$(7,064)	$362,128	$(5,665)

Intangible assets subject to amortization are included in “Other assets and deferred charges”, net of accumulated amortization, on the Consolidated Balance Sheets. The remaining weighted-average amortization period for intangibles subject to amortization is 2.8 years. Amortization expense was $1,402, $1,404, and $1,500 for the fiscal years 2014, 2013, and 2012, respectively. Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding years and beyond is as follows:

Amortization Expense
2015	$1,399
2016	1,399
2017	588
2018	188
2019	62
Thereafter	—

Total future amortization expense	$3,636

Note 5: Accrued Liabilities

Accrued liabilities consist of the following as of:

	February 1, 2015	February 2, 2014
Compensation and benefits	$22,735	$14,459
Deferred amusement revenue	17,037	14,047
Rent	10,874	9,040
Amusement redemption liability	10,815	9,707
Deferred gift card revenue	6,162	4,709
Sales and use taxes	5,244	4,408
Property taxes	3,827	3,159
Current portion of long term insurance reserves	3,361	3,358
Customer deposits	2,086	2,241
Interest	185	4,214
Other	6,872	5,037

Total accrued liabilities	$89,198	$74,379

Note 6: Long-Term Debt

Long-term debt consisted of the following as of:

	February 1, 2015	February 2, 2014
New senior secured credit facility—term	$430,000	$—
Repaid Debt:
Senior secured credit facility—term	—	144,375
Senior notes	—	200,000
Senior discount notes	—	180,790

Total debt outstanding	430,000	525,165
Less:
Unamortized debt discount—new senior secured credit facility	(980)	—
Unamortized debt discount—senior secured credit facility	—	(550)
Unamortized debt discount—senior discount notes	—	(38,938)
Current installments	—	(1,500)

Long-term debt, less current installments, net of unamortized discount	$429,020	$484,177

New senior secured credit facility — On July 25, 2014, D&B Holdings together with D&B Inc entered into a senior secured credit facility that provides a $530,000 term loan facility with a maturity date of July 25, 2020 and a $50,000 revolving credit facility with a maturity date of July 25, 2019. The $50,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $5,000 swingline sub-facility. The revolving credit facility will be used to provide financing for general purposes.

The interest rates per annum applicable to loans, other than swingline loans, under our new senior secured credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a secured leveraged ratio, at LIBOR plus a spread ranging from 3.25% to 3.5% for the term loans and LIBOR plus a spread ranging from 3.0% to 3.5% for the revolving loans. The interest rate on the term loan facility at February 1, 2015 was 4.25%.

The senior secured credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by each of its direct and indirect, existing and future domestic subsidiaries (with certain agreed-upon exceptions). The Company originally received proceeds from the term loan facility of $528,675, net of a $1,325 discount. The discount is being amortized to interest expense over the six-year life of the term loan facility.

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

Following the IPO, we prepaid $100,000 principal amount of term loan facility. This payment was applied to the future quarterly payments required by the credit agreement. No principal payments are required until the maturity of the credit facility. In conjunction with the prepayment, we incurred a loss on extinguishment charge of $1,586, consisting of the write-off of unamortized deferred debt issuance cost and unamortized discount related to the portion of the term loan that was prepaid. This loss is included in the “Loss on debt retirement” in the Consolidated Statements of Comprehensive Income.

As a result of the repayment of all of our prior outstanding debt and the early prepayment of a portion of our new senior secured credit facility, we incurred a loss on debt retirement. The loss on debt retirement is comprised of the following:

Fiscal Year Ended February 1, 2015
Non-cash charges
Write-off of unamortized debt issuance cost - early prepayment	$1,347
Write-off of unamortized debt discount - early prepayment	239
Write-off of unamortized debt issuance cost - refinancing	6,559
Write-off of unamortized debt discount - refinancing	435

8,580

Direct costs associated with debt retirement
Premium for early redemption:
D&B Inc senior notes	11,000
D&B Entertainment senior discount notes	4,646
Additional interest paid to trustee:
D&B Inc senior notes	1,833
D&B Entertainment senior discount notes	1,478
Legal expenses	41

18,998

Loss on debt retirement	$27,578

As of February 1, 2015, we had no borrowings under the revolving credit facility, borrowings of $430,000 ($429,020, net of discount) under the term facility and $5,822 in letters of credit outstanding. We believe that the carrying amount of our term loan facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s new senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

Our senior secured credit facility contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, make initial capital expenditures in relation to new stores, declare dividends, acquire other businesses or sell assets. In addition, under our senior secured credit facility, we are required to meet a maximum total leverage ratio if outstanding revolving loans and letters of credit (other than letters of credit that have been backstopped or cash collateralized) are in excess of 30% of the outstanding revolving commitments. As of February 1, 2015, we were not required to maintain any of the financial ratios under the senior secured credit facility and we were in compliance with the other restrictive covenants.

The following tables set forth our recorded interest expense, net for the periods indicated:

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014	Fiscal Year Ended February 3, 2013
D&B Inc, old debt structure interest expense	$13,562	$29,675	$31,393
D&B Inc, new debt structure interest expense	11,455	—	—
D&B Entertainment interest accretion	8,341	15,881	14,141
Amortization of issuance cost and discount	2,295	3,189	2,946
Interest income	(329)	(334)	(336)
Less capitalized interest	(535)	(602)	(510)

Total interest expense, net	$34,789	$47,809	$47,634

Future debt obligations — The following table sets forth our future debt principal payment obligations as of:

February 1, 2015
1 year or less	$—
2 years	—
3 years	—
4 years	—
5 years	—
Thereafter	430,000

Total future payments	$430,000

Note 7: Income Taxes

The following table sets forth our provision (benefit) for income taxes for the periods indicated:

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014	Fiscal Year Ended February 3, 2013
Current expense
Federal	$739	$615	$536
Foreign	117	97	361
State and local	4,617	1,150	(51)
Deferred benefit	(1,615)	(801)	(13,548)

Total provision (benefit) for income taxes	$3,858	$1,061	$(12,702)

The following tables set forth the significant components of our deferred tax liabilities and assets as of:

	February 1, 2015	February 2, 2014
Deferred tax assets:
Deferred revenue and redemption ticket liability	$11,610	$9,540
Tax credit carryovers	8,862	10,297
Leasing transactions	8,036	5,585
Accrued liabilities	4,305	1,985
Workers’ compensation and general liability insurance	3,863	3,429
Deferred compensation	2,553	1,610
State net operating loss carryovers	2,133	3,503
Other	1,958	1,567
Smallware supplies	738	714
Indirect benefit of unrecognized tax benefits	272	225

Total deferred tax assets	44,330	38,455

Valuation allowance for deferred tax assets – US	(931)	(1,388)

Total deferred tax assets, net	43,399	37,067

Deferred tax liabilities:
Trademark/tradename	32,268	31,578
Property and equipment	7,997	4,109
Prepaid expenses	371	232

Total deferred tax liabilities	40,636	35,919

Net deferred tax assets	$2,763	$1,148

The net deferred tax assets are presented in the Consolidated Balance Sheets as follows:

	February 1, 2015	February 2, 2014
Deferred income taxes - current	$30,962	$24,802

Deferred tax assets	30,962	24,802

Deferred income taxes - current	371	—
Deferred income taxes - non current	27,828	23,654

Deferred tax liabilities	28,199	23,654

Net deferred tax assets	$2,763	$1,148

At February 1, 2015, we had a valuation allowance of $931 against our deferred tax assets. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible. In assessing the realizability of our deferred tax assets, at February 1, 2015 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income; consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize only a portion of these benefits. Accordingly, we have established a valuation allowance to reduce those deferred tax assets to an amount which we believe will ultimately be realized. During fiscal year 2014, as a result of our assessment, we reduced our valuation allowance by $457.

As of February 1, 2015, we had available $8,814 federal tax credit carryovers, including $8,751 of general business credits and $63 of AMT credit carryovers, and $21,904 of state net operating loss carryforwards. There is a 20 year carry-forward on general business credits and AMT credits can be carried forward indefinitely. The general business credits do not begin to expire until 2030 and are expected to be utilized in 2015 based on current enacted tax laws. As of February 1, 2015, we have no federal net operating loss carryforwards. Generally, state net operating losses can be carried forward 20 years. State net operating loss carryforwards do not begin to expire until 2024. As of February 1, 2015, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. Included in our total valuation allowance is $735 related to state net operating losses that may not be realized.

The State of Texas has enacted legislation which established a tax based on taxable margin. As a result of the legislation and in accordance with accounting guidance for income taxes, we recorded an income tax expense of $284, $246 and $269 for the fiscal years 2014, 2013 and 2012, respectively.

The following table sets forth the change in unrecognized tax benefits excluding interest, penalties and related income tax benefits for the periods indicated:

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014	Fiscal Year Ended February 3, 2013
Balance at beginning of year	$476	$471	$940
Additions for tax positions of prior years	90	176	108
Reductions for tax positions of prior years	—	(32)	(1)
Settlements	—	—	(576)
Lapse of statute of limitations	—	(139)	—

Balance at end of year	$566	$476	$471

As of February 1, 2015 and February 2, 2014, the accrued interest and penalties on the unrecognized tax benefits were $338 and $291, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Comprehensive Income.

We currently anticipate that approximately $14 of unrecognized tax benefits will be settled through federal and state audits or will be recognized as a result of the expiration of statute of limitations during fiscal 2015. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $439 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The following table sets forth the reconciliation of the federal statutory rate to the effective income tax rate for the periods indicated:

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014	Fiscal Year Ended February 3, 2013
Federal corporate statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	20.7%	30.8%	1.2%
Foreign taxes	—%	1.8%	0.9%
Nondeductible expenses	11.3%	24.9%	(23.5)%
Tax credits	(31.4)%	(74.8)%	65.8%
Valuation allowance	(4.0)%	7.1%	257.4%
Change in reserve	1.2%	0.2%	32.9%
Other	0.9%	1.7%	(45.7)%

Effective tax rate	33.7%	26.7%	324.0%

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2010.

Note 8: Leases

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional contingent rentals based on revenues. Rent expense is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income. For fiscal 2014, rent expense for operating leases was $61,174, including contingent rentals of $3,310. For fiscal 2013, rent expense for operating leases was $54,450, including contingent rentals of $2,858. For fiscal 2012, rent expense for operating leases was $50,561, including contingent rentals of $2,620. At February 1, 2015 future minimum lease payments, including any periods covered by renewal options we are reasonably assured of exercising (including the sale/leaseback transactions described below), are:

2015	2016	2017	2018	2019	Thereafter	Total
$63,282	$62,142	$60,937	$57,239	$51,790	$366,670	$662,060

At February 1, 2015, we also had lease commitments on equipment as follows:

2015	2016	2017	2018	2019	Thereafter	Total
$778	$336	$107	$2	$—	$—	$1,223

We have signed operating lease agreements for future sites in Euless (Dallas), Texas, Pelham (Long Island), New York, Woburn (Boston), Massachusetts and Kentwood (Grand Rapids), Michigan which are expected to open in the first half of fiscal 2015. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of February 1, 2015 we have signed thirteen additional lease agreements for future sites. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table. Subsequently, our future site located in Edina (Minneapolis), Minnesota, included in the thirteen lease agreements noted above, has been delivered by the landlord resulting in future commitments of approximately $19,603.

During 2000 and 2001, we completed the sale/leaseback of three stores and the corporate headquarters. Cash proceeds of $24,774 were received along with two twenty-year notes aggregating $6,750. The notes bear interest of 7.0% to 7.5%. At the end of fiscal years 2014 and 2013, the aggregate balance of the notes receivable due from the lessors under the sale/leaseback agreements was $2,651 and $2,936, respectively. Future minimum principal and interest payments due to us under these notes are as follows:

2015	2016	2017	2018	2019	Thereafter	Total
$489	$489	$489	$489	$489	$937	$3,382

Note 9: Equity-based Compensation

2014 Stock Incentive Plan

The 2014 Stock Incentive Plan allows the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash-based awards to employees, directors, and consultants of the Company. The maximum number of shares of common stock issuable under the 2014 Stock Incentive Plan is 3,100,000 shares. The term of service-based stock options is determined at the date of grant. Performance-based stock options can be based upon a variety of performance measures as defined in the plan document. Each award agreement will specify the effect of a holder’s termination of employment with, or service for, the Company. Options granted under the 2014 Stock Incentive Plan terminate on the ten-year anniversary of the grants.

Transactions during fiscal year 2014 under the 2014 Stock Incentive Plan were as follows:

Service based options
	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	—	$—
Granted	444,969	16.00
Exercised	—	—
Forfeited	—	—

Options outstanding at end of year	444,969	$16.00

Options exercisable at end of year	—	$—

2010 Stock Incentive Plan

The 2010 Stock Incentive Plan provides for the granting of options to acquire stock in D&B Entertainment to certain of our employees, outside directors and consultants. The options are subject to either time-based vesting or performance-based vesting. Options granted under the 2010 Stock Incentive Plan terminate on the ten-year anniversary of the grants.

Options provided for in the 2010 Stock Incentive Plan are subject to the grantee’s continued employment with or service to D&B Entertainment or its subsidiaries (subject to certain conditions in the event of grantee termination). Service-based options contain a service-based (or time-based) vesting provision, whereby the options will vest annually in equal amounts.

Performance based options contain various performance-based vesting provisions depending on the type of performance option granted. As a result of the IPO, all unvested performance-based shares were modified and became fully vested. We recognized compensation expense of $859 during fiscal 2014 related to the accelerated vesting of these performance-based options. All time-based options will continue to vest under the existing vesting schedule. As a result of the performance-based options fully vesting, we re-evaluated our forfeiture assumptions and recognized additional compensation expense of $221.

Additionally as a result of the IPO, all stock option awards granted prior to the IPO were adjusted to affect the 224.9835679 for 1 stock split on both number of outstanding options and the exercise price. No further equity or other awards will be made under the 2010 Stock Incentive Plan.

Transactions during fiscal year 2014 under the 2010 Stock Incentive Plan were as follows:

	Service based options		Performance based options
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	1,303,236	$5.39	2,690,812	$4.54
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Options outstanding at end of year	1,303,236	5.39	2,690,812	4.54

Options exercisable at end of year	835,802	$4.89	2,690,812	$4.54

We recorded share-based compensation expense related to our stock option plans of $2,212, $1,207 and $1,099 during the fiscal year ended February 1, 2015, February 2, 2014 and February 3, 2013 respectively. The unrecognized expense related to our stock option plan totaled approximately $3,661 as of February 1, 2015 and will be expensed over a weighted average 3.2 years. The weighted average grant date fair value per option granted in fiscal year 2014 was $8.45. The average remaining term for all options outstanding at February 1, 2015 is 6.0 years.

In the event that vesting of the previously unvested options is accelerated for any reason, the remaining unamortized share-based compensation would be accelerated. In addition, assumptions made regarding forfeitures in determining the remaining unamortized share-based compensation would be re-evaluated to determine if additional share-based compensation expense would be required for any changes in the underlying assumptions.

On January 6, 2014, a former member of management exercised his option to purchase 17,999 shares of common stock at a strike price of $4.44. D&B Entertainment issued new shares in satisfaction of this exercise.

Note 10: Employee Benefit Plan

We sponsor a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service. We provide for a guaranteed matching of 25% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined by the 401(k) Plan. The Company also has a discretionary contribution dependent upon attaining certain performance targets. Should the Company achieve the performance target, it would contribute an additional 25% of qualified employee contributions. Employees may elect to contribute up to 50% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Expenses related to our contributions to the 401(k) Plan were $648, $370, and $382 for fiscal 2014, 2013, and 2012, respectively.

Note 11: Commitments and Contingencies

We are subject to certain legal proceedings and claims that arise in the ordinary course of our business, including claims resulting from employment related matters. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to such legal proceedings and claims will not materially affect the consolidated results of our operations or our financial condition.

We are subject to the terms of a settlement agreement with the Federal Trade Commission (FTC) that requires us, on an ongoing basis, to establish, implement, and maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality, and integrity of personal information collected from or about consumers. The agreement does not require us to pay any fines or other monetary assessments and we do not believe that the terms of the agreement will have a material adverse effect on our business, operations, or financial performance.

Note 12: Earnings per share

Basic earnings per share (“EPS”) represents net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS represents net income divided by the basic weighted average number of common shares plus, if dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental common shares issuable upon the exercise of outstanding stock options. The dilutive effect of potential common shares is determined using the treasury stock method, whereby outstanding stock options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such stock options are assumed to be used to repurchase our common stock at the average market price during the period.

The following table sets forth the computation of EPS, basic and diluted for the periods indicated:

(in thousands, except per share data)	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014	Fiscal Year Ended February 3, 2013
Numerator:
Net income	$7,636	$2,169	$8,782
Denominator:
Basic weighted average common shares outstanding	35,314,884	33,187,776	33,186,426
Potential common shares for stock options	1,811,164	842,339	561,109
Diluted weighted average common shares outstanding	37,126,048	34,030,115	33,747,535
Earnings (loss) per shares:
Basic	$0.22	$0.07	$0.26
Diluted	$0.21	$0.06	$0.26

We had approximately 4,439,017 and 2,091,411 time-based and vested performance-based stock option awards outstanding under our stock option plans as of February 1, 2015 and February 2, 2014, respectively, which were included in the computation of potential common shares. Unvested performance-based stock options under our stock option plans were not included in the calculation of potential common shares as they did not meet the criteria for inclusion per GAAP guidance.

Note 13: Quarterly Financial Information (unaudited)

	Fiscal Year Ended February 1, 2015
	First Quarter 5/4/2014	Second Quarter 8/3/2014	Third Quarter 11/2/2014	Fourth Quarter 2/1/2015
Total revenues	$194,823	$181,385	$163,474	$207,069
Income (loss) before provision (benefit) for income taxes	16,219	(20,923)	(6,814)	23,012
Net income (loss)	11,461	(13,878)	(4,607)	14,660
Net income (loss) per share of common stock:
Basic	$0.35	$(0.42)	$(0.13)	$0.37
Diluted	0.34	$(0.42)	$(0.13)	$0.34
Weighted average number of shares outstanding:
Basic	33,204,272	33,204,272	34,881,763	39,969,230
Diluted	34,136,340	33,204,272	34,881,763	43,341,818
Stores open at end of period	68	69	70	73

	Fiscal Year Ended February 2, 2014
	First Quarter 5/5/2013	Second Quarter 8/4/2013	Third Quarter 11/3/2013	Fourth Quarter 2/2/2014
Total revenues	$168,155	$153,723	$142,330	$171,371
Income (loss) before provision (benefit) for income taxes	10,554	(794)	(12,910)	6,380
Net income (loss)	7,550	(98)	(10,160)	4,877
Net income (loss) per share of common stock:
Basic	$0.23	$—	$(0.31)	$0.15
Diluted	0.22	$—	$(0.31)	$0.14
Weighted average number of shares outstanding:
Basic	33,186,273	33,186,273	33,186,273	33,191,811
Diluted	33,916,570	33,186,273	33,186,273	34,034,149
Stores open at end of period	61	62	64	66

During 2014, we opened eight locations: Westchester (Los Angeles), California and Vernon Hills (Chicago), Illinois in the first quarter, Panama City Beach, Florida in the second quarter, Los Angeles, California and Manchester (Hartford), Connecticut in the third quarter, and Albuquerque, New Mexico, Clackamas (Portland), Oregon, and Greenville, South Carolina in the fourth quarter. During 2013, we opened five locations: Virginia Beach, Virginia, in the second quarter, Syracuse, New York and Albany, New York, in the third quarter, Cary (Raleigh), North Carolina and Livonia (Detroit), Michigan in the fourth quarter Additionally, during the third quarter of fiscal 2014, we permanently closed our Bethesda location. Pre-opening costs incurred in fiscal 2014 were $2,444, $1,848, $3,650 and $1,559 in the first, second, third and fourth quarters, respectively. Pre-opening costs incurred in fiscal 2013 were $872, $1,970, $2,333 and $1,865 in the first, second, third and fourth quarters, respectively. We recognized a loss on debt retirement of $25,986 in the second quarter of fiscal 2014 due to the refinancing of our prior outstanding debt and $1,592 in the third quarter of fiscal 2014 due primarily to the early prepayment of a portion of our new term loan facility.

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report filed on Form 10-Q by Dave & Buster’s Entertainment, Inc. on December 17, 2014 (No. 001-35664))

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Quarterly Report filed on Form 10-Q by Dave & Buster’s Entertainment, Inc. on December 17, 2014 (No. 001-35664))

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

4.2	Stockholders’ Agreement, among Dave & Buster’s Entertainment, Inc., Oak Hill Capital Partners III, L.P., and Oak Hill Capital Management Partners III, L.P. (incorporated by reference to Exhibit 4.1 to the Quarterly Report filed on Form 10-Q by Dave & Buster’s Entertainment, Inc. on December 17, 2014 (No. 001-35664))

4.3	Registration Rights Agreement, among Dave & Buster’s Entertainment, Inc., Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and the additional stockholders named therein (incorporated by reference to Exhibit 4.2 to the Quarterly Report filed on Form 10-Q by Dave & Buster’s Entertainment, Inc. on December 17, 2014 (No. 001-35664))

10.1	Form of Amended and Restated Employment Agreement, dated as of May 2, 2010, by and among Dave & Buster’s Management Corporation, Dave & Buster’s, Inc., and the various executive officers of Dave & Buster’s, Inc. (incorporated by reference to Exhibit 10.2 to the Form S-4 Registration Statement filed by Dave & Buster’s, Inc. on August 11, 2010 (No. 333-168759))

10.2	Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-4 Registration Statement filed by Dave & Buster’s, Inc. on August 11, 2010 (No. 333-168759))

10.3	Amendment No. 1 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s, Inc. on June 15, 2011) (No. 001-15007)

10.4	Amendment No. 2 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by Dave & Buster’s, Inc. on April 16, 2013) (No. 001-15007)

10.5	Dave & Buster’s Entertainment, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on October 9, 2014 (No. 333-199239))

10.6	Employment Agreement, dated as of February 14, 2011, by and among Dave & Buster’s Management Corporation, Dave & Buster’s, Inc. and Dolf Berle (incorporated by reference to Exhibit 10.8 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 8, 2014 (No. 333-198641))

10.7	Form of Amended and Restated Nonqualified Stock Option Agreement, by and between Dave & Buster’s Entertainment, Inc. and each of Stephen M. King, Kevin Bachus, Dolf Berle, Joe DeProspero, Sean Gleason, Brian A. Jenkins, Margo L. Manning, Michael J. Metzinger, John B. Mulleady, J. Michael Plunkett, Jay L. Tobin, David A. Jones, Alan J. Lacy, Kevin M. Sheehan, Michael J. Griffith and Jonathan S. Halkyard (incorporated by reference to Exhibit 10.9 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on January 22, 2015 (No. 333-201646))

10.8	Nonqualified Stock Option Award Agreement under the Dave & Buster’s Entertainment, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on January 22, 2015 (No. 333-201646))

10.9	Dave & Buster’s Select Executive Retirement Plan as amended and restated by Dave & Buster’s I, L.P., effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 8, 2014 (No. 333-198641))

10.10	Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.12 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

10.11	Credit Agreement, dated as of July 25, 2014, among Dave & Buster’s Holdings, Inc., Dave & Buster’s, Inc., the other guarantors from time to time parties thereto, the lenders from time to time parties thereto and Jefferies Finance LLC, as administrative agent. (incorporated by reference to Exhibit 10.13 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 8, 2014 (No. 333-198641))

10.12	Offer Letter, dated October 1, 2011, by and between Dave & Buster’s, Inc. and Kevin Bachus (incorporated by reference to Exhibit 10.14 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 8, 2014 (No. 333-198641))

11.1	Statement regarding computation of per share earnings (incorporated by reference to Notes to the Financial Statements included in Part IV of this Report)

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein