Form 10-Q
period 2015-05-03
Dave & Buster's Entertainment, Inc.
filed 2015-06-08
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 3, 2015

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

As of June 3, 2015, there were 41,122,534 shares of the Issuer’s common stock outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR PERIOD ENDED MAY 3, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	May 3, 2015	February 1, 2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$90,080	$70,876
Inventories	18,964	18,457
Prepaid expenses	12,560	10,641
Deferred income taxes	24,230	30,962
Income taxes receivable	180	2,421
Other current assets	13,107	9,923

Total current assets	159,121	143,280
Property and equipment (net of $266,783 and $252,160 accumulated depreciation as of May 3, 2015 and February 1, 2015, respectively)	458,245	436,048
Tradenames	79,000	79,000
Goodwill	272,540	272,592
Other assets and deferred charges	19,505	19,769

Total assets	$988,411	$950,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,628	$35,001
Accrued liabilities	88,987	89,198
Income taxes payable	2,071	1,570
Deferred income taxes	940	371

Total current liabilities	133,626	126,140
Deferred income taxes	26,097	27,828
Deferred occupancy costs	106,563	99,847
Other liabilities	9,897	9,157
Long-term debt, net of unamortized discount	429,065	429,020
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 authorized shares; 40,517,791 and 40,217,640 issued shares as of May 3, 2015 and February 1, 2015, respectively	405	402
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	258,451	253,685
Treasury stock, 248,412 shares as of May 3, 2015 and February 1, 2015	(1,189)	(1,189)
Accumulated other comprehensive loss	(491)	(646)
Retained earnings	25,987	6,445

Total stockholders’ equity	283,163	258,697

Total liabilities and stockholders’ equity	$988,411	$950,689

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
Food and beverage revenues	$103,565	$92,982
Amusement and other revenues	119,110	101,841

Total revenues	222,675	194,823
Cost of food and beverage	26,780	23,858
Cost of amusement and other	15,766	13,195

Total cost of products	42,546	37,053
Operating payroll and benefits	48,992	42,790
Other store operating expenses	61,194	56,553
General and administrative expenses	12,844	10,465
Depreciation and amortization expense	18,577	17,287
Pre-opening costs	2,774	2,444

Total operating costs	186,927	166,592

Operating income	35,748	28,231
Interest expense, net	4,650	12,012

Income before provision for income taxes	31,098	16,219
Provision for income taxes	11,556	4,758

Net income	19,542	11,461

Unrealized foreign currency translation gain	155	49

Total comprehensive income	$19,697	$11,510

Net income per share:
Basic	$0.49	$0.35
Diluted	$0.45	$0.34
Weighted average shares used in per share calculations:
Basic	40,235,141	33,204,272
Diluted	43,604,856	34,136,340

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock		Paid-in capital	Treasury stock at cost		Accumulated other comprehensive income (loss)	Retained earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 1, 2015 (audited)	40,217,640	$402	$253,685	248,412	$(1,189)	$(646)	$6,445	$258,697

Net income	—	—	—	—	—	—	19,542	19,542
Unrealized foreign currency translation gain	—	—	—	—	—	155	—	155
Stock-based compensation	—	—	549	—	—	—	—	549
Excess income tax benefit related to stock-based compensation plans	—	—	2,874	—	—	—	—	2,874
Issuance of common stock upon exercise of options	300,151	3	1,343	—	—	—	—	1,346

Balance May 3, 2015 (unaudited)	40,517,791	$405	$258,451	248,412	$(1,189)	$(491)	$25,987	$283,163

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
Cash flows from operating activities:
Net income	$19,542	$11,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,577	17,287
Debt costs and discount amortization	333	800
Accretion of note discount	—	4,323
Deferred income tax benefit	5,569	1,430
Excess income tax benefit related to stock-based compensation plans	(2,874)	—
Loss on disposal of fixed assets	289	293
Share-based compensation charges	549	274
Other, net	172	(16)
Changes in assets and liabilities:
Inventories	(507)	(966)
Prepaid expenses	(1,881)	(1,830)
Income tax receivable	2,241	1,755
Other current assets	(3,177)	(232)
Other assets and deferred charges	6	(29)
Accounts payable	2,673	4,260
Accrued liabilities	48	8,153
Income taxes payable	3,375	1,462
Deferred occupancy costs	6,711	4,040
Other liabilities	59	289

Net cash provided by operating activities	51,705	52,754

Cash flows from investing activities:
Capital expenditures	(36,837)	(29,583)
Proceeds from sales of property and equipment	116	12

Net cash used in investing activities	(36,721)	(29,571)

Cash flows from financing activities:
Repayments of senior secured credit facility	—	(375)
Proceeds from the exercise of options	1,346	—
Excess income tax benefit related to stock-based compensation plans	2,874	—

Net cash provided by (used in) financing activities	4,220	(375)

Increase in cash and cash equivalents	19,204	22,808
Beginning cash and cash equivalents	70,876	38,080

Ending cash and cash equivalents	$90,080	$60,888

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$302	$104
Cash paid for interest, net of amounts capitalized	$4,371	$1,667
Increase (decrease) in fixed asset accrued liabilities	$3,954	$(5,814)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1: Description of Business and Basis of Presentation

Description of business and basis of presentation — Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”), is a Delaware corporation headquartered in Dallas, Texas. As of May 3, 2015, Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners, III, L.P. (collectively, the “Oak Hill Funds”) beneficially owned approximately 62.1% of the Company’s outstanding stock.

D&B Entertainment owns no significant assets or operations other than the ownership of all the common stock of Dave & Buster’s Holdings, Inc. (“D&B Holdings”). D&B Holdings owns no significant assets or operations other than the ownership of all the common stock of Dave & Buster’s, Inc. (“D&B Inc”). References to the “Company”, “we”, “us”, and “our” refer to D&B Entertainment and its subsidiaries and any predecessor companies. All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s activities are conducted through D&B Inc. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

We operate our business as one operating and one reportable segment. Our one industry segment is the operation of high-volume entertainment and dining venues under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café”. We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal years ending January 31, 2016 (“fiscal 2015”) and February 1, 2015, both consist of 52 weeks.

In October 2014, we amended and restated our certificate of incorporation to increase our authorized share count to 450,000,000 shares of stock, including 400,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value $0.01 per share and to split our common stock 224.9835679 for 1. On October 9, 2014, we completed our initial public offering (the “IPO”) of 5,882,353 shares of common stock at a price of $16.00 per share. We granted the underwriters an option to purchase an additional 882,352 shares of common stock, which was exercised in full on October 21, 2014. Unless otherwise noted herein, historic share data has been adjusted to give effect to the stock split.

On February 5, 2015, we completed a follow-on offering of 6,600,000 shares of our common stock at a price of $29.50 per share. We granted the underwriters an option to purchase an additional 990,000 shares of our common stock which was exercised in full on February 20, 2015. All of these shares were offered by the selling stockholders. In connection with the offering, 300,151 options were exercised at a weighted average price of $4.49. We issued new shares in satisfaction of this exercise. We received $1,346 upon the exercise of options which were sold as part of this offering.

On May 27, 2015, subsequent to the end of our first quarter, we completed a follow-on offering of 9,775,000 shares of our common stock (including the underwriters overallotment option of 1,275,000 shares) at a price of $31.50 per share. All of these shares were offered by the selling stockholders. In connection with the offering, 853,155 options were exercised at a weighted average price of $4.46. We issued 604,743 new shares and utilized 248,412 treasury shares in satisfaction of this exercise. We received $3,809 upon the exercise of options which were sold as part of this offering.

As of May 3, 2015, there were 74 stores in the United States and Canada. During the first quarter, we opened new stores in Pelham Manor (metro New York City), New York on April 27, 2015 and Euless (Dallas), Texas on May 3, 2015 and permanently closed our location in Farmingdale (Long Island), New York (“Farmingdale”) on February 8, 2015. Revenues for our Farmingdale store were $110 and $2,365 in the thirteen weeks ended May 3, 2015 and May 4, 2014, respectively. Operating loss for the store was $443 for the thirteen weeks ended May 3, 2015 and operating income was $509 for the same period of fiscal 2014. On August 12, 2014, we permanently closed our location in Kensington/Bethesda, Maryland (“Bethesda”). Revenues for our Bethesda store were $2,912 and operating income was $722 for the thirteen weeks ended May 4, 2014. Subsequent to May 3, 2015, we opened new stores in Kentwood (Grand Rapids), Michigan on May 18, 2015 and Woburn (Boston), Massachusetts on May 26, 2015.

Related party transactions — Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of the creditors participating in the term loan portion of our senior secured credit facility. As of May 3, 2015, the OHA Funds held approximately 5.0% or $21,403 of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of the Oak Hill Funds and is not under common control with the Oak Hill Funds. Certain employees of the Oak Hill Funds, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages. Subsequent to May 3, 2015, the Company refinanced its debt and the OHA Funds no longer participate in our term loan. See “Note 3: Long-Term Debt” for further discussions.

As of May 3, 2015, the Oak Hill Funds beneficially own approximately 62.1% of our outstanding stock and certain members of our Board of Directors and our management beneficially own approximately 2.2% of our outstanding stock. The remaining 35.7% is owned by the public. Subsequent to the May 27, 2015 follow-on offering, the Oak Hill Funds beneficially own approximately 40.1% of our outstanding stock and certain members of our Board of Directors and our management beneficially own approximately 1.1% of our outstanding stock.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

We have an expense reimbursement agreement with Oak Hill Capital Management, LLC (“Oak Hill Capital”), which provides for the reimbursement of certain costs and expenses. We made payments to Oak Hill Capital of $14 and $27 during the thirteen weeks ended May 3, 2015 and May 4, 2014, respectively. We paid compensation of $39 and $59 during the thirteen weeks ended May 3, 2015 and May 4, 2014, respectively, to David Jones who serves as a senior advisor to the Oak Hill Funds, and Alan Lacy, who served as a senior advisor to the Oak Hill Funds until December 2014.

Interim financial statements — The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the thirteen weeks ended May 3, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 31, 2016. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended February 1, 2015, included in our Annual Report on Form 10-K as filed with the SEC.

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

Use of estimates — The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, useful lives of property and equipment, fair value of equity-based compensation, self-insurance reserves, deferred revenue on our Power Cards and gift cards, reserve for outstanding tickets, estimated effective tax rates and deferred tax valuation allowances.

Recent accounting pronouncements — In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of May 3, 2015, if we were to adopt ASU 2015-03, $5,987 of net deferred financing costs would be reclassified from “Other assets and deferred charges” to a reduction in the carrying amount of our debt.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Note 2: Accrued Liabilities

Accrued liabilities consist of the following as of:

	May 3, 2015	February 1, 2015
Deferred amusement revenue	$19,650	$17,037
Compensation and benefits	18,602	22,735
Rent	11,350	10,874
Amusement redemption liability	11,085	10,815
Deferred gift card revenue	5,432	6,162
Property taxes	4,218	3,827
Sales and use tax	3,399	5,244
Current portion of long-term insurance reserves	3,361	3,361
Customer deposits	3,333	2,086
Other	8,557	7,057

Total accrued liabilities	$88,987	$89,198

Note 3: Long-Term Debt

Long-term debt consisted of the following as of:

	May 3, 2015	February 1, 2015
Senior secured credit facility - term	$430,000	$430,000
Senior secured credit facility - revolver	—	—

Total debt outstanding	430,000	430,000
Less:
Unamortized debt discount	(935)	(980)

Long-term debt, net of unamortized discount	$429,065	$429,020

Senior Secured Credit Facility — On July 25, 2014, D&B Holdings together with D&B Inc entered into a senior secured credit facility that provides a $530,000 term loan facility with a maturity date of July 25, 2020 and a $50,000 revolving credit facility with a maturity date of July 25, 2019. The $50,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $5,000 swingline sub-facility. The revolving credit facility is available to provide financing for general purposes.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a secured leveraged ratio, at LIBOR plus a spread ranging from 3.25% to 3.5% for the term loans and LIBOR plus a spread ranging from 3.0% to 3.5% for the revolving loans. The stated interest rate on the term loan facility at May 3, 2015 was 4.25%. The weighted average effective interest rate incurred on our borrowings under the senior secured credit facility was 4.7%. The weighted average effective rate includes amortization of debt issuance costs and original issue discount and commitment and other fees.

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

Proceeds from the senior secured credit facility were used to refinance in whole the prior senior secured credit facility (of which $143,509 was outstanding as of July 25, 2014), repay in full $200,000 aggregate principal amount of the 11.0% senior notes due June 1, 2018, repay all outstanding 12.25% senior discount notes due February 15, 2016 ($150,193 accreted value as of

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

July 25, 2014) and pay related premiums, interest and expenses of $30,940. As a result of the refinancing, we incurred a loss on extinguishment charge of $25,992, consisting of premiums for early repayment, additional interest charges, and write-off of unamortized debt issue costs and unamortized discount.

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

As of May 3, 2015, we had no borrowings under the revolving credit facility, borrowings of $430,000 ($429,065, net of discount) under the term facility and $5,185 in letters of credit outstanding. We believe that the carrying amount of our term loan facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

Our senior secured credit facility contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, make initial capital expenditures in relation to new stores, declare dividends, acquire other businesses or sell assets. In addition, under our senior secured credit facility, we are required to meet a maximum total leverage ratio revolving loans and letters of credit (other than letters of credit that have been backstopped or cash collateralized) are in excess of 30% of the outstanding revolving commitments. As of May 3, 2015, we were not required to maintain any of the financial ratios under the senior secured credit facility and we were in compliance with the other restrictive covenants.

The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
Dave & Buster’s, Inc. debt-based interest expense	$4,701	$7,063
D&B Entertainment, Inc. interest accretion	—	4,323
Amortization of issuance cost and discount	333	800
Interest income	(67)	(68)
Less capitalized interest	(317)	(106)

Total interest expense, net	$4,650	$12,012

Future debt obligations — The following table sets forth our future debt principal payment obligations as of:

May 3, 2015
1 year or less	$—
2 years	—
3 years	—
4 years	—
5 years	—
Thereafter	430,000

Total future payments	$430,000

Subsequent to the end of our first quarter, on May 15, 2015, we entered into a new senior secured credit facility that provides a $150,000 term loan facility and a $350,000 revolving credit facility. The proceeds of this senior secured credit facility were used to refinance in full the prior senior secured credit facility (of which $430,000 was outstanding) and to pay related interest and expenses. Additionally, we utilized approximately $45,265 of available cash on hand to pay down a portion of the new revolving credit facility that was outstanding after payment in full of the prior senior secured credit facility and to pay related fees and expenses.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Note 4: Income Taxes

The following table sets forth our provision for income taxes for the periods indicated:

	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
Current expense
Federal	$3,992	$2,144
Foreign	262	151
State and local	1,733	1,033
Deferred benefit	5,569	1,430

Total provision for income taxes	$11,556	$4,758

At May 3, 2015, we had a valuation allowance of $871 against our deferred tax assets. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible. In assessing the realizability of our deferred tax assets, at May 3, 2015 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income; consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize only a portion of these benefits. Accordingly, we have established a valuation allowance to reduce those deferred tax assets to an amount which we believe will ultimately be realized. During the first quarter 2015, as a result of our assessment, we reduced our previously established valuation allowance by $60.

As of May 3, 2015, we had remaining available $3,273 federal tax credit carryovers, including $3,210 of general business credits and $63 of AMT credit carryovers, and $39,619 of state net operating loss carryforwards. There is a 20 year carry-forward on general business credits and AMT credits can be carried forward indefinitely. The general business credits do not begin to expire until 2030 and are expected to be utilized in 2015 based on current enacted tax laws. As of May 3, 2015, we have no federal net operating loss carryforwards. Generally, state net operating losses can be carried forward 20 years. State net operating loss carryforwards do not begin to expire until 2024. As of May 3, 2015, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. Included in our total valuation allowance is $672 related to state net operating losses that may not be realized.

As of May 3, 2015 and May 4, 2014, the accrued interest and penalties on the unrecognized tax benefits were $355 and $322, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Comprehensive Income.

We currently anticipate that approximately $14 of unrecognized tax benefits will be settled through federal and state audits or will be recognized as a result of the expiration of statute of limitations during fiscal 2015. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $564 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file income tax returns, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2010.

Note 5: Commitments and Contingencies

We are subject to certain legal proceedings and claims that arise in the ordinary course of our business, including claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to such legal proceedings and claims will not materially affect the consolidated results of our operations or our financial condition.

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

The following table sets forth our lease commitments as of May 3, 2015:

1 year or less	$65,730
2 years	65,299
3 years	63,605
4 years	59,677
5 years	53,809
Thereafter	379,447

Total future payments	$687,567

We have signed operating lease agreements for our stores in Kentwood (Grand Rapids), Michigan, and Woburn (Boston), Massachusetts, which opened for business on May 18, 2015 and May 26, 2015, respectively. We also have a signed lease agreement for a future site located in Edina (Minneapolis), Minnesota which is expected to open in the second quarter of fiscal 2015. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of May 3, 2015, we have signed fifteen additional lease agreements for future sites. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table. Subsequent to the quarter ended May 3, 2015, our future site located in Friendswood (Houston), Texas, included in the fifteen lease agreements noted above, has been delivered by the landlord resulting in future commitments of approximately $22,511. We also have a signed lease agreement for a future site in Buffalo, New York which will replace an existing location. This site was delivered by the landlord subsequent to the end of the first quarter resulting in additional future commitments of $4,707.

Note 6: Earnings per share

Basic earnings per share (“EPS”) represents net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS represents net income divided by the basic weighted average number of common shares plus, if dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental common shares issuable upon the exercise of outstanding stock options or the fulfillment of restricted and performance share vesting conditions. The dilutive effect of potential common shares is determined using the treasury stock method, whereby outstanding stock options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such stock options are assumed to be used to repurchase our common stock at the average market price during the period.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

The following table sets forth the computation of EPS, basic and diluted for the periods indicated:

(in thousands, except share and per share data)	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
Numerator:
Net income	$19,542	$11,461
Denominator:
Basic weighted average common shares outstanding	40,235,141	33,204,272
Potential common shares for equity-based awards	3,369,715	932,068
Diluted weighted average common shares outstanding	43,604,856	34,136,340
Net income per share:
Basic	$0.49	$0.35
Diluted	$0.45	$0.34

We had approximately 4,397,575 and 2,167,492 time-based and vested performance-based stock option awards outstanding under our stock option plans as of May 3, 2015 and May 4, 2014, respectively, which were included in the computation of potential common shares. Unvested performance-based stock options under our stock option plans were not included in the calculation of potential common shares as they did not meet the criteria for inclusion per GAAP guidance.

Note 7: Equity-based Compensation

As of May 3, 2015, options to purchase 4,397,575 shares of common stock were outstanding; including 3,217,350 vested and 1,180,225 unvested. Current unvested options vest over time. All performance-based options vested in connection with our IPO.

For the thirteen weeks ended May 3, 2015, there were exercises of stock options for 300,151 shares and grants of 258,709 stock options and 71,741 shares of restricted stock. Restricted stock grants included 10,799 time-based shares granted to certain Board of Director members and 60,942 performance shares granted to management and certain other employees of the company. All stock options granted during fiscal 2015 are time-based options.

As of May 3, 2015 there were 71,741 restricted shares outstanding. Restricted shares vest over time or upon the Company achieving certain financial goals. We base the amount of unearned compensation recorded for restricted shares on the market value of the shares on the date of issuance.

As of May 3, 2015, we had total unrecognized compensation expense of $8,496, related to unvested stock options and restricted shares, which we expect to recognize over a weighted-average period of 2.6 years.

Total stock-based compensation expense was $549 for the thirteen weeks ended May 3, 2015 and was $274 for the thirteen weeks ended May 4, 2014.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

2014 Stock Incentive Plan

The 2014 Omnibus Incentive Plan (“2014 Stock Incentive Plan”) allows the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash-based awards to employees, directors, and consultants of the Company. The maximum number of shares of common stock issuable under the 2014 Stock Incentive Plan is 3,100,000 shares. The term of service-based stock options is determined at the date of grant. Performance-based stock options can be based upon a variety of performance measures as defined in the plan document. Each award agreement will specify the effect of a holder’s termination of employment with, or service for, the Company. Options granted under the 2014 Stock Incentive Plan terminate on the ten-year anniversary of the grants.

2010 Stock Incentive Plan

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

Additionally as a result of the IPO, all stock option awards granted prior to the IPO were adjusted to affect the 224.9835679 for 1 stock split on both number of outstanding options and the exercise price. No further grants of equity or other awards will be made under the 2010 Stock Incentive Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying unaudited consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as filed with the SEC. Unless otherwise specified, the meaning of all defined terms in Management’s Discussion and Analysis are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this quarterly report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report as a result of various factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 7, 2015. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

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

We intend for new store expansion to be a key growth driver. Our long-term plan is to open new stores at an annual rate of approximately 10% of our existing stores. During the first thirteen weeks of fiscal 2015, the Company opened two new stores. As of May 3, 2015, there were 74 company-owned stores in the Unites States and Canada. Subsequent to the end of our first quarter, we opened new stores in Kentwood (Grand Rapids), Michigan on May 18, 2015 and Woburn (Boston), Massachusetts on May 26, 2015 and plan to open an additional 3 to 4 stores in fiscal 2015. To increase comparable store sales we plan to provide our customers with the latest exciting games by updating approximately 10% of our games each year, leverage the D&B Sports concept by building awareness through national cable advertising and drive customer frequency by enhancing the in-store and out-of-store customer experience via digital and mobile strategic initiatives.

We believe that in addition to the growth potential that exists in North America, the Dave & Buster’s brand can also have significant appeal in certain international markets. Our goal is to sign an agreement with our first international partner by the end of fiscal 2015, and we are targeting our first international opening outside of Canada in 2016.

We believe that we are well positioned for growth with a corporate infrastructure that can support a larger store base than we currently have, and that we will benefit from economies of scale as we expand.

For further information about our growth strategies and outlook, see the section entitled “Business — Our Growth Strategies” in our Annual Report on Form 10-K filed with the SEC.

Key Events

On July 25, 2014, we entered into a senior secured credit facility that provides a $530,000 term loan facility and a $50,000 revolving credit facility. The proceeds of the new senior secured credit facility were used to refinance in whole the prior senior secured credit facility (of which $143,509 was outstanding as of July 25, 2014), repay in full $200,000 aggregate principal amount of the 11.0% senior notes due June 1, 2018, repay all outstanding 12.25% senior discount notes due February 15, 2016 ($150,193 accreted value as of July 25, 2014) and pay related premiums for early redemption, interest and expenses. In connection with the our initial public offering (“the IPO”), we prepaid $100,000 principal amount of our senior secured credit facility

In October 2014, we amended and restated our certificate of incorporation to increase our authorized share count to 450,000,000 shares of stock, including 400,000,000 shares of common stock and 50,000,000 shares of preferred stock, each par value $0.01 per share and to split our common stock 224.9835679 for 1. On October 9, 2014, we completed our IPO of 5,882,353 shares of common stock at a price of $16.00 per share. We granted the underwriters an option to purchase an additional 882,352 shares of common stock, which was exercised in full on October 21, 2014. Unless otherwise noted herein, historic share data has been adjusted to give effect to the stock split.

On February 5, 2015, we completed a follow-on offering of 6,600,000 shares of our common stock at a price of $29.50 per share. We granted the underwriters an option to purchase an additional 990,000 shares of our common stock which was exercised in full on February 20, 2015. All of these shares were offered by the selling stockholders. In connection with the offering, 300,151 options were exercised at a weighted average price of $4.49. We issued new shares in satisfaction of this exercise. We received $1,346 upon the exercise of options which were sold as part of this offering.

As of May 3, 2015, the Company had a total of 40,269,379 common shares outstanding and no preferred shares issued and outstanding. Oak Hill Funds beneficially owned approximately 62.1% of our outstanding stock and certain members of our Board of Directors and our management beneficially owned approximately 2.2% of our outstanding stock. The remaining 35.7% was owned by the public.

On May 15, 2015, we entered into a new senior secured credit facility that provides a $150,000 term loan facility and a $350,000 revolving credit facility. The proceeds of this senior secured credit facility were used to refinance in full the prior senior secured credit facility (of which $430,000 was outstanding) and to pay related interest and expenses. After completion of the refinancing on May 15, 2015, we had total debt and letters of credit outstanding of $389,000 and $5,185, respectively and $105,815 of borrowing available under our senior secured credit facility. As a result of the refinancing, we expect to have lower interest expense.

On May 27, 2015, subsequent to the end of our first quarter, we completed a follow-on offering of 9,775,000 shares of our common stock (including the underwriters overallotment option of 1,275,000 shares) at a price of $31.50 per share. All of these shares were offered by the selling stockholders. In connection with the offering, 853,155 options were exercised at a weighted average price of $4.46. We issued 604,743 new shares and utilized 248,412 treasury shares, in satisfaction of this exercise. We received $3,809 upon the exercise of options which were sold as part of this offering. Subsequent to the follow-on offering transactions, the Oak Hill Funds beneficially own approximately 40.1% of our outstanding stock and certain members of our Board of Directors and our management beneficially own approximately 1.1% of our outstanding common stock. The remaining 58.8% is owned by the public.

Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) has no material assets or operations other than 100% ownership of the outstanding common stock of Dave & Buster’s Holdings, Inc. (“D&B Holdings”). D&B Holdings has no material assets or operations other than 100% ownership of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”). As such, the following discussion, unless specifically identified otherwise, addresses the operations of D&B Inc.

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales — Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 60 and 57 stores as of May 3, 2015 and May 4, 2014, respectively. Fiscal 2015 comparable store sales exclude sales from our Farmingdale (Long Island), NY (“Farmingdale”) location, which permanently closed on February 8, 2015. Fiscal 2014 comparable store sales exclude sales from our Bethesda location, which permanently closed on August 12, 2014.

New store openings — Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models.

Our new locations typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store volumes in year two to be 15% to 20% lower and to grow in line with the rest of our comparable store base thereafter. We also expect our Store-level Adjusted EBITDA margins to be two to five percentage points lower in the second full year of operations than our year one targets. As a result of the substantial revenues associated with each new store and the seasonality of our business, the number and timing of new store openings will result in significant fluctuations in quarterly results.

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles (“GAAP”), we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Store-level EBITDA, Store-level EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin. These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. In addition, Adjusted EBITDA excludes pre-opening costs and adjustments for changes in the accruals for deferred amusement revenue and ticket liability, which we expect customers to redeem in future periods and which may be important in analyzing our GAAP results. Our calculations of Adjusted EBITDA adjust for these amounts because they vary from period to period and do not directly relate to the ongoing operations of the current underlying business of our stores and therefore complicate comparison of underlying business between periods. Nevertheless, because of the limitations described above management does not view Adjusted EBITDA in isolation and also uses other measures, such as net sales, gross margin, operating income and net income (loss), to measure operating performance.

Store-level EBITDA and Store-level EBITDA Margin — We define “Store-level EBITDA” as net income (loss), plus interest expense, net, loss on debt retirement, provision (benefit) for income taxes, depreciation and amortization expense, general and administrative expenses and pre-opening costs. “Store-level EBITDA Margin” is defined as Store-level EBITDA divided by total revenues. Store-level EBITDA Margin allows us to evaluate operating performance of each store across stores of varying size and volume.

We believe that Store-level EBITDA is another useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store-level, and the costs of opening new stores, which are non-recurring at the store-level, and thereby enables the comparability of the operating performance of our stores for the periods presented. We also believe that Store-level EBITDA is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency and performance, and we use Store-level EBITDA as a means of evaluating store financial performance compared with our competitors. However, because this measure excludes significant items such as general and administrative expenses and pre-opening costs, as well as our interest expense and depreciation and amortization expense, which are important in evaluating our consolidated financial performance from period to period, the value of this measure is limited as a measure of our consolidated financial performance.

Adjusted EBITDA and Adjusted EBITDA Margin — We define “Adjusted EBITDA” as net income (loss), plus interest expense, net, loss on debt retirement, provision (benefit) for income taxes, depreciation and amortization expense, loss on asset disposal, share-based compensation, currency transaction (gain) loss, pre-opening costs, reimbursement of affiliate and other expenses, change in deferred amusement revenue and ticket liability estimations, transaction costs and other. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.

Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our operating performance and our capacity to incur and service debt and fund capital expenditures. We believe that Adjusted EBITDA is used by many investors, analysts and rating agencies as a measure of performance. In addition, Adjusted EBITDA is approximately equal to “EBITDA” as defined in our senior credit facility and our presentation of Adjusted EBITDA is consistent with that reported to our lenders to allow for leverage-based assessments. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA is a metric historically utilized to measure performance-based bonuses paid to our executive officers and certain managers.

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarter consists of 13 weeks, except for a 53 week year when the fourth quarter consists of 14 weeks. All references to the first quarter of 2015 relate to the 13 week period ended May 3, 2015. All references to the first quarter of 2014 relate to the 13 week period ended May 4, 2014. Both our 2015 fiscal year and 2014 fiscal year consist of 52 weeks. All dollar amounts are presented in thousands, except share and per share amounts.

Key Line Item Descriptions

Revenues — Total revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the thirteen weeks ended May 3, 2015, we derived 31.1% of our total revenue from food sales, 15.4% from beverage sales, 52.8% from amusement sales and 0.7% from other sources. Our revenue growth is primarily influenced by the number of new store openings and growth in comparable store revenues. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. Comparable store sales growth can be generated by increases in average dollars spent per customer and improvements in customer traffic.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully licensed facilities, which means that we offer full beverage service, including alcoholic beverages, throughout each store.

Our stores also offer an extensive array of amusements and entertainment options, with typically over 150 redemption and simulation games. We also offer traditional pocket billiards and shuffleboard. Redemption games offer our customers the opportunity to win tickets that can be redeemed for prizes in the Winner’s Circle, ranging from branded novelty items to high-end home electronics. Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. We review the amount of game play on existing amusements in an effort to match amusements availability with customer preferences. We intend to continue to invest in new games as they become available and prove to be attractive to our customers. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings including our Eat & Play Combo (a promotion that provides a discounted Power Card in combination with select entrées), Super Charge Power Card offerings (when purchasing or adding value to a Power Card, the customer is given the opportunity to add more chips to the Power Card at a lower cost per chip amount), Half-Price Game Play (every Wednesday, from open to close, we reduce the price of every game in the Midway by one-half), “Everyone’s a Winner” (a limited-time offer providing a prize to every customer that purchases or adds value to a Power Card in the amount of $10 or more). We also offer various food and beverage discounts during key sports viewing times. In addition, from time to time we have limited time offers which allow our customers to play certain new games for free as a way to introduce those new games.

The special events portion of our business represented 8.5% of our total revenues for the thirteen weeks ended May 3, 2015. We believe our special events business is an important sampling and promotional opportunity for our customers because many customers are experiencing Dave & Buster’s for the first time. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products — Cost of products includes the cost of food, beverages and the Winner’s Circle redemption items. For the thirteen weeks ended May 3, 2015, the cost of food products averaged 27.0% of food revenue and the cost of beverage products averaged 23.5% of beverage revenue. The amusement and other cost of products averaged 13.2% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits — Operating payroll and benefits consist of wages, employer taxes and benefits for store personnel. We continually review the opportunity for efficiencies, principally through scheduling refinements.

Other store operating expenses — Other store operating expenses consist primarily of store-related occupancy, supply and outside service expenses, utilities, repair and maintenance and marketing and promotional costs.

General and administrative expenses — General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters.

Depreciation and amortization expense — Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of trademarks with finite lives.

Pre-opening costs — Pre-opening costs include costs associated with the opening and organizing of new stores, including pre-opening rent (rent expense recognized during the period between date of possession and the store’s opening date), staff training and recruiting, and travel costs for employees engaged in such pre-opening activities.

Interest expense — Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, net of any interest income earned or interest expense capitalized.

Provision (benefit) for income taxes — Provision (benefit) for income taxes represents federal, state, and foreign current and deferred income tax provision.

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

Thirteen Weeks Ended May 3, 2015 Compared to Thirteen Weeks Ended May 4, 2014

Results of operations — The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income.

	Thirteen Weeks Ended May 3, 2015		Thirteen Weeks Ended May 4, 2014
Food and beverage revenues	$103,565	46.5%	$92,982	47.7%
Amusement and other revenues	119,110	53.5	101,841	52.3

Total revenues	222,675	100.0	194,823	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	26,780	25.9	23,858	25.7
Cost of amusement and other (as a percentage of amusement and other revenues)	15,766	13.2	13,195	13.0

Total cost of products	42,546	19.1	37,053	19.0
Operating payroll and benefits	48,992	22.0	42,790	22.0
Other store operating expenses	61,194	27.5	56,553	28.9
General and administrative expenses	12,844	5.8	10,465	5.4
Depreciation and amortization expense	18,577	8.3	17,287	8.9
Pre-opening costs	2,774	1.2	2,444	1.3

Total operating costs	186,927	83.9	166,592	85.5

Operating income	35,748	16.1	28,231	14.5
Interest expense, net	4,650	2.1	12,012	6.2

Income before benefit for income taxes	31,098	14.0	16,219	8.3
Provision for income taxes	11,556	5.2	4,758	2.4

Net income	$19,542	8.8%	$11,461	5.9%

Change in comparable store sales (1)		9.9%		4.7%
Company owned stores open at end of period (2)		74		68
Comparable stores open at end of period (1)		60		57

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Fiscal 2015 comparable stores exclude our Farmingdale location, which permanently closed on February 8, 2015. Fiscal 2014 comparable stores exclude our Kensington/Bethesda, Maryland (“Bethesda”) location, which permanently closed on August 12, 2014.
(2)	Our fiscal 2015 store count excludes both our Farmingdale and Bethesda locations. Our Fiscal 2014 store count includes both locations.

Reconciliations of Non-GAAP Financial Measures – EBITDA and Adjusted EBITDA

The following table reconciles Net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended May 3, 2015 and May 4, 2014:

	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
Net income	$19,542	$11,461
Interest expense, net	4,650	12,012
Provision for income tax	11,556	4,758
Depreciation and amortization expense	18,577	17,287

EBITDA	54,325	45,518
Loss on asset disposal (1)	289	293
Currency transaction gain (2)	(26)	(14)
Reimbursement of affiliate and other expenses (3)	15	170
Transaction and other costs (4)	1,071	458
Share-based compensation (5)	549	274
Pre-opening costs (6)	2,774	2,444
Change in deferred amusement revenue and ticket liability (7)	2,883	1,470

Adjusted EBITDA	$61,880	$50,613

Adjusted EBITDA Margin	27.8%	26.0%

(1)	Represents the net book value of assets (less proceeds received) disposed of during the year. Primarily relates to assets replaced in the ongoing operation of business.
(2)	Represents the effect of foreign currency transaction losses related to our store in Canada.
(3)	Represents fees and expenses paid directly to our Board of Directors and certain non-recurring payments to management and compensation consultants. It also includes the reimbursement of expenses made to Oak Hill Capital Management, LLC in the amount of $14 in fiscal 2015 and $27 in fiscal year 2014.
(4)	Primarily represents costs related to capital market transactions and store closure costs.
(5)	Represents stock compensation expense under our 2010 Stock Incentive Plan and 2014 Stock Incentive Plan.
(6)	Represents costs incurred prior to the opening of our new stores.
(7)	Represents quarterly increase or (decrease) to accrued liabilities established for future amusement games play and the fulfillment of tickets won by customers on our redemption games.

Reconciliations of Non-GAAP Financial Measures – Store-level EBITDA Margins

The following table reconciles EBITDA to Store-level EBITDA for the thirteen weeks ended May 3, 2015 and May 4, 2014:

	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
EBITDA	$54,325	$45,518
General and administrative expenses	12,844	10,465
Pre-opening costs	2,774	2,444

Store-level EBITDA	$69,943	$58,427

Store-level EBITDA Margin	31.4%	30.0%

Capital additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for tenant improvement allowances received or receivable from landlords.

	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
New stores	$31,438	$14,787
Operating initiatives, including remodels	8,030	2,962
Games	364	3,853
Maintenance	959	2,167

Total capital additions	$40,791	$23,769

Tenant improvement allowances	$7,778	$4,969

Revenues

Total revenues increased $27,852, or 14.3%, in the first quarter of 2015 compared to the first quarter of 2014.

The increased revenues were derived from the following sources:

Non-comparable stores	$11,721
Comparable stores	17,132
Other	(1,001)

Total	$27,852

Comparable store revenue increased $17,132, or 9.9%, in the first quarter of 2015 compared to the first quarter of 2014. Comparable store walk-in revenues, which accounted for 91.1% of consolidated comparable store revenue in the first quarter of 2015, increased $16,482, or 10.5% compared to the first quarter of 2014. Comparable store special events revenues, which accounted for 8.9% of consolidated comparable store revenue in the first quarter of 2015, increased $650 or 4.0% compared to the first quarter of 2014. The increase in comparable store revenue over prior year is attributable to our brand strength and increased consumer prosperity. Our brand strength can be credited to many factors including a more contemporary feel at our stores as a result of our remodeling initiative, the addition of and focus on sports viewing, and media efficiencies which encompass the success of our “New News” program, which features our new offerings in each of the “Eat Drink Play and Watch” pillars through national advertising and the utilization of new media outlets.

Food sales at comparable stores increased by $3,212, or 5.8%, to $58,823 in the first quarter of 2015 from $55,611 in the first quarter of 2014. Beverage sales at comparable stores increased by $2,175, or 8.2%, to $28,777 in the first quarter of 2015 from $26,602 in the first quarter of 2014. Comparable store amusement and other revenues in the first quarter of 2015 increased by $11,745, or 12.9%, to $102,811 from $91,066 in the first quarter of 2014. The growth over 2014 in amusement sales was driven by national advertising which highlighted our games, including an exclusive launch of Star Wars ™ Battle Pod ™, and the return of our “Everyone’s a Winner” promotion.

Non-comparable store revenue increased $11,721, or 51.5%, in the first quarter of 2015 compared to the first quarter of 2014. The increase in non-comparable store revenue was primarily driven by 90 additional store weeks contributed by our 2014 and 2015 openings compared to fiscal 2014, and partially offset by a decrease in revenue due to the closure of our Bethesda and Farmingdale locations on August 12, 2014 and February 8, 2015, respectively.

Our revenue mix was 31.1% for food, 15.4% for beverage, and 53.5% for amusements and other for the first quarter of 2015. This compares to 32.3%, 15.4%, and 52.3%, respectively, for the first quarter of 2014.

Cost of products

The total cost of products was $42,546 for the first quarter of fiscal 2015 and $37,053 for the first quarter of fiscal 2014. The total cost of products as a percentage of total revenues was 19.1% and 19.0% for the first quarter of fiscal 2015 and first quarter of fiscal 2014, respectively.

Cost of food and beverage products increased to $26,780 in the first quarter of 2015 compared to $23,858 in the first quarter of 2014 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 20 basis points to 25.9% for the first quarter of 2015 from 25.7% for the first quarter of 2014. The increase in the cost of food and beverage as a percentage of revenues is primarily due to increased cost in our meat and poultry categories partially offset by savings in seafood.

Cost of amusement and other increased to $15,766 in the first quarter of 2015 compared to $13,195 in the first quarter of 2014. The costs of amusement and other, as a percentage of amusement and other revenues increased 20 basis points to 13.2% for the first quarter of 2015 from 13.0% for the first quarter of 2014. This increase was driven primarily by increases in accrued liabilities established for both future amusement game play and future fulfillment of tickets won by customers on our redemption games.

Operating payroll and benefits

Operating payroll and benefits increased by $6,202 or 14.5%, to $48,992 in the first quarter of 2015 compared to $42,790 in the first quarter of 2014, primarily due to new store openings and increased incentive compensation for performance. The total cost of operating payroll and benefits, as a percent of total revenues, was 22.0% in both the first quarter of 2015 and 2014.

Other store operating expenses

Other store operating expenses increased by $4,641, or 8.2%, to $61,194, in the first quarter of 2015 compared to $56,553 in the first quarter of 2014, primarily due to new store openings. Other store operating expenses as a percentage of total revenues decreased 140 basis points to 27.5% in the first quarter of 2015 compared to 28.9% for the same period of 2014, due primarily to favorable leverage of operating costs on increased revenue.

General and administrative expenses

General and administrative expenses increased by $2,379, or 22.7%, to 12,844 in the first quarter of 2015 compared to $10,465 in the first quarter of 2014. The increase in general and administrative expenses was primarily driven by increased labor costs at our corporate headquarters, increased stock based compensation due to options granted as part of our IPO and costs associated with our February and May 2015 follow-on offerings. General and administrative expenses, as a percentage of total revenues, increased 40 basis points to 5.8% in the first quarter of 2015 compared to 5.4% in the same period of 2014 for the same reasons noted above.

Depreciation and amortization expense

Depreciation and amortization expense increased by $1,290, or 7.5%, to $18,577 in the first quarter of 2015 compared to $17,287 in the first quarter of 2014. Increased depreciation on our 2014 and 2015 capital expenditures was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $330 to $2,774 in the first quarter of 2015 compared to $2,444 in the first quarter of 2014 due to the timing of new store openings.

Interest expense

Interest expense decreased by $7,362 to $4,650 in the first quarter of 2015 compared to $12,012 in the first quarter of 2014 due to the refinancing described in “Liquidity and Capital Resources”.

Income tax expense

Income tax expense for the first quarter fiscal 2015 was $11,556 compared to $4,758 for the first quarter fiscal year 2014. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes. Our effective tax rate was 37.2% for the first quarter of fiscal 2015 as compared to 29.3% for the first quarter of fiscal 2014 due primarily to the impact of our utilization of available tax credits versus pre-tax income in fiscal 2014.

At May 3, 2015, we had a valuation allowance of $871 against our deferred tax assets. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible. In assessing the realizability of our deferred tax assets, at May 3, 2015 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income, consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize only a portion of these benefits. Accordingly, we have established a valuation allowance to reduce those deferred tax assets to an amount which we believe will ultimately be realized. During the first quarter of fiscal year 2015, as a result of our assessment, we reduced our valuation allowance by $60.

We follow established accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of May 3, 2015, we have accrued approximately $690 of unrecognized tax benefits and approximately $355 of penalties and interest. During the first quarter of fiscal 2015, we increased our unrecognized provision by $124 and increased our accrual for interest and penalties by $17. Because of the impact of deferred tax accounting, $564 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file a consolidated income tax return with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2010.

As of May 3, 2015, we estimate that we have available $3,273 federal tax credit carryovers, including $3,210 of general business credits and $63 of Alternative Minimum Tax (“AMT”) credit carryovers, and $39,619 of state net operating loss carryforwards. There is a 20-year carry-forward on general business credits and AMT credits can be carried forward indefinitely. The general business credits do not begin to expire until 2030 and are expected to be utilized in 2015 based on current enacted tax laws. As of May 3, 2015, we have no federal net operating loss carryforwards. Generally, state net operating losses can be carried forward 20 years. State operating loss carryforwards do not begin to expire until 2024. As of May 3, 2015, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. Included in our total valuation allowance is $672 related to state net operating losses that may not be realized.

Liquidity and Capital Resources

We finance our activities through cash flow from operations and availability under the revolving credit facility. As of May 3, 2015, we had cash and cash equivalents of $90,080, net working capital of $25,495 and outstanding debt obligations of $430,000 ($429,065, net of discount). We also had $44,815 in borrowing availability under our secured credit facility.

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

Short-term liquidity requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next twelve months and believe those requirements to consist primarily of funds necessary to pay operating expenses, interest and principal payments on our debt, capital expenditures related to the new store construction and other expenditures associated with acquiring new games, remodeling facilities and recurring replacement of equipment and improvements.

As of May 3, 2015, we expect our short-term liquidity requirements to include (a) approximately $118,000 to $128,000 of capital additions (net of tenant improvement allowances from landlords), (b) scheduled debt service payments under our new senior secured credit facility (see description of new facility at “Contractual Obligations and Commercial Commitments”) of $14,443 including interest payments of $8,818 (c) lease obligation payments of $65,730 and (d) estimated cash income tax payments of approximately $28,000.

Long-term liquidity requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for new store development and construction, replacement of games and equipment, performance-necessary renovations and other non-recurring capital expenditures that need to be made periodically to our stores, interest payments on our outstanding term loan and scheduled lease obligation payments. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing cash on hand, cash provided by operations, and borrowings under our new revolving credit facility.

Based on our current business plan, we believe the cash flows from operations, together with our existing cash balances and availability of borrowings under the new revolving credit facility described below will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and debt service needs in the foreseeable future. Our ability to make scheduled principal and interest payments, or to refinance our indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors.

Indebtedness

Senior Secured Credit Facility. On July 25, 2014, D&B Holdings together with D&B Inc entered into a senior secured credit facility that provides a $530,000 term loan facility with a maturity date of July 25, 2020 and a $50,000 revolving credit facility with a maturity date of July 25, 2019. The $50,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $5,000 swingline sub-facility. The revolving credit facility will be used to provide financing for general purposes.

The interest rates per annum applicable to loans, other than swingline loans, under our senior secured credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a secured leveraged ratio, at LIBOR plus a spread ranging from 3.25% to 3.5% for the term loans and LIBOR plus a spread ranging from 3.0% to 3.5% for the revolving loans. The stated interest rate on the term loan facility at May 3, 2015 was 4.25%. The weighted average effective interest rate incurred on our borrowings under the senior secured credit facility was 4.7%. The weighted average effective rate includes amortization of debt issuance costs and original issue discount and commitment and other fees.

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

Proceeds from the senior secured credit facility were used to refinance in whole the prior senior secured credit facility (of which $143,509 was outstanding as of July 25, 2014), repay in full $200,000 aggregate principal amount of the 11.0% senior notes due June 1, 2018, repay all outstanding 12.25% senior discount notes due February 15, 2016 ($150,193 accreted value as of July 25, 2014) and pay related premiums, interest and expenses of $30,940. As a result of the refinancing, we incurred a loss on extinguishment charge of $25,992, consisting of premiums for early repayment, additional interest charges, and write-off of unamortized debt issue costs and unamortized discount.

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

As of May 3, 2015, we had no borrowings under the revolving credit facility, borrowings of $430,000 ($429,065, net of discount) under the term facility and $5,185 in letters of credit outstanding. We believe that the carrying amount of our term loan facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s senior secured credit facility was determined to be a Level Two instrument as defined by GAAP.

Our senior secured credit facility contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, make initial capital expenditures in relation to new stores, declare dividends, acquire other businesses or sell assets. In addition, under our senior secured credit facility, we are required to meet a maximum total leverage ratio if outstanding revolving loans and letters of credit (other than letters of credit that have been backstopped or cash collateralized) are in excess of 30% of the outstanding revolving commitments. As of May 3, 2015, we were not required to maintain any of the financial ratios under the senior secured credit facility and we were in compliance with the other restrictive covenants.

Funds managed by Oak Hill Advisors, L.P. (the “OHA Funds”) comprise one of the creditors participating in the term loan portion of our new senior secured credit facility. As of May 3, 2015, the OHA Funds held approximately 5.0%, or $21,403 of our total term loan obligation. Oak Hill Advisors, L.P. is an independent investment firm that is not an affiliate of the Oak Hill Funds and is not under common control with the Oak Hill Funds. Certain employees of the Oak Hill Funds, in their individual capacities, have passive investments in Oak Hill Advisors, L.P. and/or the funds it manages. Subsequent to May 3, 2015, the Company refinanced its debt and the OHA Funds no longer participate in our term loan. See discussion in “Contractual Obligations and Commercial Commitments” for further details regarding the refinancing.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirteen Weeks Ended May 3, 2015	Thirteen Weeks Ended May 4, 2014
Net cash provided by (used in):
Operating activities	$51,705	$52,754
Investing activities	(36,721)	(29,571)
Financing activities	4,220	(375)

Net cash provided by operating activities was $51,705 for the thirteen weeks ended May 3, 2015 compared to cash provided by operating activities of $52,754 for the thirteen weeks ended May 4, 2014. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales, increased comparable store sales and improved operating margins.

Net cash used in investing activities was $36,721 for the thirteen weeks ended May 3, 2015 compared to $29,571 for the thirteen weeks ended May 4, 2014. Capital expenditures increased $7,254 to $36,837 (excluding the increase in fixed asset accrued liabilities of approximately $3,954) in the first thirteen weeks of fiscal 2015 from $29,583 in the first thirteen weeks of fiscal 2014 primarily due to new store openings. During the first thirteen weeks of fiscal 2015, the Company spent approximately $26,027 ($18,249 net of tenant improvement allowances from landlords) for new store construction, $4,001 related to a major remodel project on three existing stores and several smaller scale remodel projects, $4,541 on operating improvement initiatives, $222 for game refreshment and $2,046 for maintenance capital. New store capital expenditures increased $9,100 due mainly to the timing of new store openings.

Net cash provided by financing activities was $4,220 for the thirteen weeks ended May 3, 2015 compared to cash used in financing activities of $375 for the thirteen weeks ended May 4, 2014. Net cash provided by financing activities increased due to excess income tax benefits related to stock-based compensation plans and proceeds from the exercise of options in the current year compared to a scheduled debt payment in the first quarter of fiscal 2014.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $146,000 and $156,000 ($118,000 to $128,000 net of tenant improvement allowances from landlords) in capital additions during fiscal 2015. The fiscal 2015 additions are expected to include approximately $122,000 to $132,000 ($94,000 to $104,000 net of tenant improvement allowances from landlords) for new store construction and operating improvement initiatives, including three store remodels, $10,000 for game refreshment and $14,000 in maintenance capital. A portion of the 2015 new store spend is related to stores that will be under construction in 2015 but will not be open until 2016.

Contractual Obligations and Commercial Commitments

The following table sets forth the contractual obligations and commercial commitments as of May 3, 2015:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Secured credit facility (1)	$430,000	$—	$—	$—	$430,000
Interest requirements (2)	98,031	18,731	37,817	37,270	4,213
Operating leases (3)	687,567	65,730	128,904	113,486	379,447

Total	$1,215,598	$84,461	$166,721	$150,756	$813,660

(1)	Our secured credit facility includes a $530,000 term loan facility and $50,000 revolving credit facility, a letter of credit sub-facility, and a swingline sub-facility. As of May 3, 2015, we had no borrowings under the revolving credit facility, borrowings of $430,000 ($429,065 net of discount) under the term facility and $5,185 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect at May 3, 2015.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above. Our store lease in Farmingdale expired in February 2015 without an option to renew resulting in the store’s closure on February 8, 2015. We have two other leases which expire in 2019 and we do not have any remaining options to extend the lease terms. All of our other leases include renewal options that give us the opportunity to extend the lease terms beyond 2019.

On May 15, 2015, D&B Holdings together with D&B Inc entered into a new senior secured credit facility that provides a $150,000 term loan facility with a maturity date of May 15, 2020 and a $350,000 revolving credit facility with a maturity date of May 15, 2020. The proceeds of this senior secured credit facility were used to refinance in full the prior senior secured credit facility (of which $430,000 was outstanding) and to pay related interest and expenses. Additionally, we utilized approximately $45,265 of available cash on hand to pay down a portion of the new revolving credit facility that was outstanding after payment in full of the prior senior secured credit facility and to pay related fees and expenses. The revolving credit facility will be used to provide financing for general purposes. Principal payments of 5.0% per annum of the term facility are required until the maturity of the credit facility. The term loan facility and revolving credit facility loans bear interest subject to a pricing grid based on a total leveraged ratio, at LIBOR plus a spread ranging from 1.50% to 2.25%. The stated interest rate on the term loan facility and the revolving credit facility at May 15, 2015 was 2.19%.

The following table represents our contracted obligations and commercial commitments associated with our debt and other obligations disclosed above as of May 3, 2015, on a pro forma as adjusted basis as if the refinancing described above had occurred as of that date:

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Term debt repayments	$150,000	$5,625	$15,000	$15,000	$114,375
Revolver repayments	239,000	—	—	—	239,000
Interest requirements	43,232	8,818	17,450	16,691	273
Operating leases	687,567	65,730	128,904	113,486	379,447

Total	$1,119,799	$80,173	$161,354	$145,177	$733,095

Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions about future events. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates are included in our annual consolidated financial statements and the related notes in our Annual Report Form10-K filed with the SEC on April 7, 2015.

Recent accounting pronouncements. In April 2015, the Financial Accounting Standards board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of May 3, 2015, if we were to adopt ASU 2015-03, $5,987 of net deferred financing costs would be reclassified from “Other assets and deferred charges” to a reduction in the carrying amount of our debt.

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

We will remain an “emerging growth company” for up to five years following our IPO in October 2014, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceeds $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700,000 as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. As of June 3, 2015, the market value of our common stock held by non-affiliates was $800,423.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are exposed to market risk from interest rate changes on our senior secured credit facility. This exposure relates to the variable component of the interest rate on our senior credit facility. As of May 3, 2015, we had gross borrowings of $430,000 under the term facility, based on a defined LIBOR rate plus an applicable margin. A hypothetical 10% increase in the interest rate associated with our term facility would increase our interest expense by approximately $430. As of May 3, 2015, we had no borrowings under our revolving credit facility. Therefore, we had no exposure to interest rate fluctuations on our revolving credit facility as of that date.

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

Internal Controls Over Financial Reporting

There were no significant changes in our internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our first quarter ended May 3, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report as filed on Form 10-K on April 7, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Offering of Common Stock

On February 5, 2015, we completed a follow-on offering of 7,590,000 shares of common stock at a price of $29.50 per share, which included 990,000 shares sold to the underwriters pursuant to their over-allotment option. All of the shares in the offering were offered by the selling stockholders. In connection with the offering, 300,151 options were exercised at a weighted average price of $4.49. We issued new shares in satisfaction of this exercise and we received $1,346 which we used for general business purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1

Credit Agreement, dated as of May 15, 2015 by and among Dave & Buster’s Holdings, Inc., the direct and indirect Subsidiaries of the Borrower from time to time party thereto, as guarantors, the several financial institutions from time to time party thereto, as lenders, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and Wells Fargo, National Association, as syndication agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 18, 2015)

31.1*	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: June 8, 2015	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: June 8, 2015	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer