Form 10-Q
period 2015-08-02
Dave & Buster's Entertainment, Inc.
filed 2015-09-08
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 2, 2015

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

As of September 2, 2015, there were 41,143,723 shares of the Issuer’s common stock outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR PERIOD ENDED AUGUST 2, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	August 2, 2015	February 1, 2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$23,722	$70,876
Inventories	19,556	18,457
Prepaid expenses	11,989	10,641
Deferred income taxes	25,235	30,962
Income taxes receivable	3,824	2,421
Other current assets	15,858	9,923

Total current assets	100,184	143,280
Property and equipment (net of $284,735 and $252,160 accumulated depreciation as of August 2, 2015 and February 1, 2015, respectively)	480,927	436,048
Tradenames	79,000	79,000
Goodwill	272,624	272,592
Other assets and deferred charges	18,497	19,769

Total assets	$951,232	$950,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$7,500	$—
Accounts payable	42,615	35,001
Accrued liabilities	93,723	89,198
Income taxes payable	1,552	1,570
Deferred income taxes	909	371

Total current liabilities	146,299	126,140
Deferred income taxes	21,811	27,828
Deferred occupancy costs	110,390	99,847
Other liabilities	10,586	9,157
Long-term debt, net of unamortized discount	353,500	429,020
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 authorized shares; 41,122,534 and 40,217,640 issued shares as of August 2, 2015 and February 1, 2015, respectively	411	402
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	270,411	253,685
Treasury stock, 0 and 248,412 shares as of August 2, 2015 and February 1, 2015, respectively	—	(1,189)
Accumulated other comprehensive loss	(736)	(646)
Retained earnings	38,560	6,445

Total stockholders’ equity	308,646	258,697

Total liabilities and stockholders’ equity	$951,232	$950,689

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended August 2, 2015	Thirteen Weeks Ended August 3, 2014
Food and beverage revenues	$99,213	$84,916
Amusement and other revenues	118,126	96,469

Total revenues	217,339	181,385
Cost of food and beverage	25,880	21,832
Cost of amusement and other	15,074	14,049

Total cost of products	40,954	35,881
Operating payroll and benefits	50,081	42,330
Other store operating expenses	63,813	57,589
General and administrative expenses	13,501	9,604
Depreciation and amortization expense	19,638	17,386
Pre-opening costs	2,585	1,848

Total operating costs	190,572	164,638

Operating income	26,767	16,747
Interest expense, net	2,223	11,684
Loss on debt retirement	6,822	25,986

Income (loss) before provision (benefit) for income taxes	17,722	(20,923)
Provision (benefit) for income taxes	5,149	(7,045)

Net income (loss)	12,573	(13,878)

Unrealized foreign currency translation gain (loss)	(245)	17

Total comprehensive income (loss)	$12,328	$(13,861)

Net income (loss) per share:
Basic	$0.31	$(0.42)
Diluted	$0.29	$(0.42)
Weighted average shares used in per share calculations:
Basic	40,850,649	33,204,272
Diluted	42,706,155	33,204,272

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share amounts)

	Twenty-Six Weeks Ended August 2, 2015	Twenty-Six Weeks Ended August 3, 2014
Food and beverage revenues	$202,778	$177,898
Amusement and other revenues	237,236	198,310

Total revenues	440,014	376,208
Cost of food and beverage	52,660	45,690
Cost of amusement and other	30,840	27,244

Total cost of products	83,500	72,934
Operating payroll and benefits	99,073	85,120
Other store operating expenses	125,007	114,142
General and administrative expenses	26,345	20,069
Depreciation and amortization expense	38,215	34,673
Pre-opening costs	5,359	4,292

Total operating costs	377,499	331,230

Operating income	62,515	44,978
Interest expense, net	6,873	23,696
Loss on debt retirement	6,822	25,986

Income (loss) before provision (benefit) for income taxes	48,820	(4,704)
Provision (benefit) for income taxes	16,705	(2,287)

Net income (loss)	32,115	(2,417)

Unrealized foreign currency translation gain (loss)	(90)	66

Total comprehensive income (loss)	$32,025	$(2,351)

Net income (loss) per share:
Basic	$0.79	$(0.07)
Diluted	$0.76	$(0.07)
Weighted average shares used in per share calculations:
Basic	40,542,895	33,204,272
Diluted	42,527,135	33,204,272

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock		Paid-in capital	Treasury stock at cost		Accumulated other comprehensive loss	Retained earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 1, 2015 (audited)	40,217,640	$402	$253,685	248,412	$(1,189)	$(646)	$6,445	$258,697

Net income	—	—	—	—	—	—	32,115	32,115
Unrealized foreign currency translation gain (loss)	—	—	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	1,621	—	—	—	—	1,621
Excess income tax benefit related to stock-based compensation plans	—	—	11,148	—	—	—	—	11,148
Issuance of common stock upon exercise of options	904,894	9	4,043	—	—	—	—	4,052
Sale of treasury stock	—	—	(86)	(248,412)	1,189	—	—	1,103

Balance August 2, 2015 (unaudited)	41,122,534	$411	$270,411	—	$—	$(736)	$38,560	$308,646

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Twenty-six Weeks Ended August 2, 2015	Twenty-six Weeks Ended August 3, 2014
Cash flows from operating activities:
Net income (loss)	$32,115	$(2,417)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	38,215	34,673
Payment of accreted interest at debt retirement	—	(50,193)
Accretion of note discount	—	8,341
Deferred income tax benefit (expense)	245	(4,620)
Excess income tax benefit related to stock-based compensation plans	(11,148)	—
Loss on disposal of fixed assets	869	622
Loss on debt retirement	6,790	6,994
Share-based compensation charges	1,621	503
Other, net	699	1,437
Changes in assets and liabilities:
Inventories	(1,099)	100
Prepaid expenses	(1,297)	(1,448)
Income taxes receivable	(1,403)	1,054
Other current assets	(6,077)	1,119
Other assets and deferred charges	(2,968)	(506)
Accounts payable	1,927	5,325
Accrued liabilities	3,893	2,903
Income taxes payable	11,130	(152)
Deferred occupancy costs	10,538	5,925
Other liabilities	1,430	791

Net cash provided by operating activities	85,480	10,451

Cash flows from investing activities:
Capital expenditures	(78,003)	(59,374)
Proceeds from sales of property and equipment	134	22
Receipts on notes receivable	1,220	—

Net cash used in investing activities	(76,649)	(59,352)

Cash flows from financing activities:
Borrowings under new credit facility	434,000	—
Repayments of new credit facility	(73,000)	—
Borrowings under prior senior credit facility	—	528,675
Repayments of prior senior credit facilities and notes	(430,000)	(444,375)
Debt issuance costs	(3,288)	(8,128)
Proceeds from the sale of treasury stock and exercise of stock options	5,155	—
Excess income tax benefit related to stock-based compensation plans	11,148	—

Net cash provided by (used in) financing activities	(55,985)	76,172

Increase (decrease) in cash and cash equivalents	(47,154)	27,271
Beginning cash and cash equivalents	70,876	38,080

Ending cash and cash equivalents	$23,722	$65,351

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$6,661	$1,348
Cash paid for interest, net of amounts capitalized	$6,714	$17,474
Increase (decrease) in fixed asset accrued liabilities	$5,687	$(6,649)
Cash paid for interest and debt fees, related to debt retirement	$32	$18,992
Cash paid for settlement of accreted interest of senior discount notes	$—	$50,193

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1: Description of Business and Basis of Presentation

Description of business and basis of presentation — Dave & Buster’s Entertainment, Inc. (“D&B Entertainment” or the “Company”), is a Delaware corporation headquartered in Dallas, Texas. As of August 2, 2015, Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners, III, L.P. (collectively, the “Oak Hill Funds”) beneficially owned approximately 40.1% of the Company’s outstanding stock. Certain members of our Board of Directors and our management beneficially owned approximately 1.1% of our outstanding stock. The remaining 58.8% is owned by the public.

D&B Entertainment owns no significant assets or operations other than the ownership of all the common stock of Dave & Buster’s Holdings, Inc. (“D&B Holdings”). D&B Holdings owns no significant assets or operations other than the ownership of all the common stock of Dave & Buster’s, Inc. (“D&B Inc”). References to the “Company”, “we”, “us”, and “our” refer to D&B Entertainment and its subsidiaries and any predecessor companies. All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s operating activities are conducted through D&B Inc. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

We operate our business as one operating and one reportable segment. Our one industry segment is the operation of high-volume entertainment and dining venues under the names “Dave & Buster’s” and “Dave & Buster’s Grand Sports Café”. We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal years ending January 31, 2016 (“fiscal 2015”) and February 1, 2015 (“fiscal 2014”), both consist of 52 weeks.

As of August 2, 2015, there were 76 stores in the United States and Canada. During the first twenty-six weeks of fiscal 2015 we opened four new stores and permanently closed our location in Farmingdale (Long Island), New York (“Farmingdale”) on February 8, 2015. Revenues for our Farmingdale store were $110 and $4,328 in the twenty-six weeks ended August 2, 2015 and August 3, 2014, respectively. Operating loss for this store was $380 for the twenty-six weeks ended August 2, 2015 and operating income was $698 for the same period of fiscal 2014. On August 12, 2014, we permanently closed our location in Kensington/Bethesda, Maryland (“Bethesda”). Revenues for our Bethesda store were $5,231 and operating income was $865 for the twenty-six weeks ended August 3, 2014. Subsequent to the end of our second quarter, we opened a new store in Edina (Minneapolis), Minnesota on August 3, 2015.

In October 2014, we amended and restated our certificate of incorporation to increase our authorized share count to 450,000,000 shares of stock, including 400,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value $0.01 per share and to split our common stock 224.9835679 for 1. Additionally, we completed our initial public offering (the “IPO”) of 6,764,705 shares of common stock at a price of $16.00 per share. Unless otherwise noted herein, historic share data has been adjusted to give effect to the stock split.

In February 2015, we completed another follow-on offering of 7,590,000 shares of our common stock (including the underwriters overallotment option of 990,000 shares) at a price of $29.50 per share. All of these shares were offered by the selling stockholders. In connection with the offering, 300,151 options were exercised at a weighted average price of $4.49. We issued new shares in satisfaction of this exercise. We received $1,346 upon the exercise of options which were sold as part of this offering.

On May 27, 2015, we completed a follow-on offering of 9,775,000 shares of our common stock (including the underwriters overallotment option of 1,275,000 shares) at a price of $31.50 per share. All of these shares were offered by the selling stockholders. In connection with the offering, 853,155 options were exercised at a weighted average price of $4.46. We issued 604,743 new shares and utilized 248,412 treasury shares in satisfaction of this exercise. We received $3,809 upon the exercise of options which were sold as part of this offering.

Related party transactions—We have an expense reimbursement agreement with Oak Hill Capital Management, LLC (“Oak Hill Capital”), which provides for the reimbursement of certain costs and expenses. We made payments to Oak Hill Capital of $17 and $31 during the thirteen and twenty-six weeks ended August 2, 2015 and $7 and $34 during the thirteen and twenty-six weeks ended August 3, 2014, respectively. We paid compensation of $0 and $39 during the thirteen and twenty-six weeks ended August 2, 2015 and $59 and $118 during the thirteen and twenty-six weeks ended August 3, 2014, respectively, to David Jones who serves as a senior advisor to the Oak Hill Funds, and Alan Lacy, who served as a senior advisor to the Oak Hill Funds until December 2014.

Interim financial statements — The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the thirteen and twenty-six weeks ended August 2, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 31, 2016. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended February 1, 2015, included in our Annual Report on Form 10-K as filed with the SEC.

Concentration of credit risk — Financial instruments which potentially subject us to a concentration of credit risk are cash and cash equivalents. We currently maintain our day-to-day operating cash balances with major financial institutions. At times, our operating cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. From time to time, we invest temporary excess cash in overnight investments with expected minimal volatility, such as money market funds. Although we maintain balances that exceed the FDIC insured limit, we have not experienced any losses related to this balance, and we believe this credit risk to be minimal.

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

Recent accounting pronouncements— In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. This update is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. We are currently do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers as to whether a cloud computing arrangement includes a software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of August 2, 2015, if we were to adopt ASU 2015-03, $3,138 of net deferred financing costs would be reclassified from “Other assets and deferred charges” to a reduction in the carrying amount of our debt.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Note 2: Accrued Liabilities

Accrued liabilities consist of the following as of:

	August 2, 2015	February 1, 2015
Compensation and benefits	$21,503	$22,735
Deferred amusement revenue	21,075	17,037
Rent	11,984	10,874
Amusement redemption liability	11,494	10,815
Deferred gift card revenue	5,223	6,162
Property taxes	4,553	3,827
Sales and use tax	4,244	5,244
Current portion of long-term insurance reserves	3,361	3,361
Customer deposits	2,319	2,086
Other	7,967	7,057

Total accrued liabilities	$93,723	$89,198

Note 3: Long-Term Debt

Long-term debt consists of the following as of:

	August 2, 2015	February 1, 2015
Credit facility - term	$150,000	$—
Credit facility - revolver	211,000	—
July 2014 credit facility	—	430,000

Total debt outstanding	361,000	430,000
Less:
Unamortized debt discount	—	(980)
Current installments	(7,500)	—

Long-term debt, less current installments, net of unamortized discount	$353,500	$429,020

New Credit Facility— On May 15, 2015, we entered into a new senior secured credit facility that provides a $150,000 term loan facility and a $350,000 revolving credit facility (the “Credit Facility”) with a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub facility and a $10,000 swingline sub facility. The revolving credit facility is available to provide financing for general purposes. The Credit Facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries.

The proceeds of the Credit Facility were used to refinance in full the balance of a prior credit facility of $430,000 (the “July 2014 credit facility”) and to pay related interest and expenses. As a result of the current refinancing, we incurred a loss on extinguishment charge of $6,822, consisting of the write-off of unamortized debt issuance costs, unamortized discount and cash paid for related debt fees. Additionally, we utilized $73,000 of available cash on hand to pay down a portion of the outstanding revolving portion of the Credit Facility.

As of August 2, 2015, we had letters of credit outstanding of $5,185 and $133,815 of borrowing available under our Credit Facility. We believe that the carrying amount of the Credit Facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s Credit Facility was determined to be a Level Two instrument as defined by GAAP.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

The interest rates per annum applicable to loans, other than swingline loans, under the Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a secured leveraged ratio, at LIBOR plus a spread ranging from 1.50% to 2.25% for the term loans and the revolving loans. The stated interest rate on the Credit Facility at August 2, 2015 was 2.19%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.55%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Prior credit facilities—During the second quarter of fiscal 2014, proceeds of $528,675 from the July 2014 credit facility were used to refinance all the outstanding credit facility and note balances at that time and to pay related premiums, interest and expenses of $30,850. The outstanding credit facility and notes at July 25, 2014 included $143,509 on a senior secured credit facility, $200,000 aggregate principal amount of 11.0% senior notes due June 1, 2018, and the outstanding 12.25% senior discount notes due February 15, 2016 (with a $150,193 accreted value as of July 25, 2014). As a result of the refinancing, we incurred a loss on extinguishment charge of $25,986, consisting of premiums for early repayment, additional interest charges, and write-off of unamortized debt issue costs and unamortized discount.

Future debt obligations — The following table sets forth our future debt principal payment obligations as of:

August 2, 2015
1 year or less	$7,500
2 years	7,500
3 years	7,500
4 years	7,500
5 years	331,000
Thereafter	—

Total future payments	$361,000

The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks Ended August 2, 2015	Thirteen Weeks Ended August 3, 2014
D&B Inc debt-based interest expense	$2,649	$7,110
D&B Entertainment note interest accretion	—	4,018
Amortization of issuance cost and discount	193	756
Gain on early collection on a note receivable	(493)	—
Interest income	(79)	(67)
Less capitalized interest	(47)	(133)

Total interest expense, net	$2,223	$11,684

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

	Twenty-Six Weeks Ended August 2, 2015	Twenty-Six Weeks Ended August 3, 2014
D&B Inc debt-based interest expense	$7,350	$14,173
D&B Entertainment note interest accretion	—	8,341
Amortization of issuance cost and discount	526	1,556
Gain on early collection of a note receivable	(493)	—
Interest income	(146)	(135)
Less capitalized interest	(364)	(239)

Total interest expense, net	$6,873	$23,696

During the second quarter ended August 2, 2015, a note receivable, with an outstanding principal balance of $1,220, was fully collected prior to the scheduled repayment terms. The carrying value of the note was $727, net of discount. Interest income for the quarter includes a $493 gain related to the collection of the note receivable.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Note 4: Income Taxes

The following table sets forth our provision (benefit) for income taxes for the periods indicated:

	Thirteen Weeks Ended August 2, 2015	Thirteen Weeks Ended August 3, 2014
Current provision (benefit):
Federal	$8,757	$(1,162)
State and local	1,773	78
Foreign	(57)	89
Deferred benefit	(5,324)	(6,050)

Total provision (benefit) for income taxes	$5,149	$(7,045)

	Twenty-Six Weeks Ended August 2, 2015	Twenty-Six Weeks Ended August 3, 2014
Current provision (benefit):
Federal	$12,749	$982
State and local	3,506	1,111
Foreign	205	240
Deferred expense (benefit)	245	(4,620)

Total provision (benefit) for income taxes	$16,705	$(2,287)

At August 2, 2015, we had a valuation allowance of $848 against our deferred tax assets. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income in the jurisdiction and during periods in which temporary differences become deductible. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income; consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize only a portion of these benefits. Accordingly, we have established a valuation allowance to reduce those deferred tax assets to an amount which we believe will ultimately be realized.

As of August 2, 2015, we had $1,885 remaining available federal tax credit carryovers, including $1,822 of general business credits and $63 of Alternative Minimum Tax (“AMT”) credit carryovers, and $43,156 of state net operating loss carryforwards. There is a 20 year carry-forward on general business credits and AMT credits can be carried forward indefinitely. The general business credits do not begin to expire until 2030 and are expected to be utilized in fiscal 2015 based on current enacted tax laws. As of August 2, 2015, we have no federal net operating loss carryforwards. Generally, state net operating losses can be carried forward 20 years. State net operating loss carryforwards do not begin to expire until 2024. As of August 2, 2015, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. Included in our total valuation allowance is $646 related to state net operating losses that may not be realized.

As of August 2, 2015 and August 3, 2014, the accrued interest and penalties on the unrecognized tax benefits were $371 and $308, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Comprehensive Income (Loss).

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

We currently anticipate that approximately $14 of unrecognized tax benefits will be settled through federal and state audits or will be recognized as a result of the expiration of statute of limitations during fiscal 2015. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $744 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

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

The following table sets forth our lease commitments as of August 2, 2015:

1 year or less	$68,124
2 years	67,675
3 years	65,497
4 years	61,447
5 years	54,288
Thereafter	415,095

Total future payments	$732,126

We have signed operating lease agreements for our store located in Edina (Minneapolis), Minnesota which opened for business on August 3, 2015 and future sites located in San Antonio, Texas, Friendswood (Houston), Texas and Glendale (Phoenix), Arizona, which are expected to open in the second half of fiscal 2015 or early fiscal 2016. We also have a signed lease agreement for a future site in Buffalo, New York which will replace an existing location and is expected to open in the third quarter of fiscal 2015. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of August 2, 2015, we have signed twelve additional lease agreements for future sites. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table. Subsequent to the quarter ended August 2, 2015, our future site located in Springfield (Greater DC), Virginia, included in the twelve lease agreements noted above, has been delivered by the landlord resulting in future commitments of approximately $27,465.

Note 6: Earnings per share

Basic earnings per share (“EPS”) represents net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS represents net income divided by the basic weighted average number of common shares plus, if dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental common shares issuable upon the exercise of outstanding stock options or the fulfillment of restricted and performance share

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

vesting conditions. The dilutive effect of potential common shares is determined using the treasury stock method, whereby outstanding stock options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such stock options, the average measured but unrecognized compensation cost during the period and certain tax benefits that will be credited to additional paid-in capital upon exercise are assumed to be used to repurchase our common stock at the average market price during the period.

The following tables set forth the computation of EPS, basic and diluted for the periods indicated:

(in thousands, except share and per share data)	Thirteen Weeks Ended August 2, 2015	Thirteen Weeks Ended August 3, 2014
Numerator:
Net income (loss)	$12,573	$(13,878)
Denominator:
Basic weighted average common shares outstanding	40,850,649	33,204,272
Potential common shares for equity-based awards	1,855,506	—
Diluted weighted average common shares outstanding	42,706,155	33,204,272
Net income (loss) per share:
Basic	$0.31	$(0.42)
Diluted	$0.29	$(0.42)

(in thousands, except share and per share data)	Twenty-six Weeks Ended August 2, 2015	Twenty-six Weeks Ended August 3, 2014
Numerator:
Net income (loss)	$32,115	$(2,417)
Denominator:
Basic weighted average common shares outstanding	40,542,895	33,204,272
Potential common shares for equity-based awards	1,984,240	—
Diluted weighted average common shares outstanding	42,527,135	33,204,272
Net income (loss) per share:
Basic	$0.79	$(0.07)
Diluted	$0.76	$(0.07)

We had approximately 3,544,420 and 2,310,131 time-based and vested performance-based stock option awards outstanding under our stock option plans as of August 2, 2015 and August 3, 2014, respectively, which were included in the computation of potential common shares. Unvested performance-based stock options under our stock option plans were not included in the calculation of potential common shares as they did not meet the criteria for inclusion per GAAP guidance.

Note 7: Equity-based Compensation

As of August 2, 2015, options to purchase 3,544,420 shares of common stock were outstanding; of which 2,591,950 were vested and 952,470 were unvested. Current unvested options vest over time.

For the thirteen and twenty-six weeks ended August 2, 2015, there were exercises of stock options for 853,155 and 1,153,306 shares. There were no grants issued in the thirteen weeks ended August 2, 2015 and grants of 258,709 stock options and 71,741 shares of restricted stock in the twenty-six weeks ended August 2, 2015. All stock options granted during fiscal 2015 are time-based options. Restricted stock grants included 10,799 time-based shares granted to certain Board of Director members and 60,942 performance-based restricted stock units granted to management and certain other employees of the company.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Restricted shares vest over time or upon the Company achieving certain financial goals. We base the amount of unearned compensation recorded for restricted shares on the market value of the shares on the date of issuance. As of August 2, 2015, we had total unrecognized compensation expense of $7,424, related to unvested stock options and restricted shares, which we expect to recognize over a weighted-average period of 2.4 years.

Total stock-based compensation expense was $1,072 and $229 for the thirteen weeks ended August 2, 2015 and August 3, 2014 and was $1,621 and $503 for the twenty-six weeks ended August 2, 2015 and August 3, 2014, respectively.

2014 Stock Incentive Plan

The 2014 Omnibus Incentive Plan (“2014 Stock Incentive Plan”) allows the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash-based awards to employees, directors, and consultants of the Company. The maximum number of shares of common stock issuable under the 2014 Stock Incentive Plan is 3,100,000 shares. The term of service-based stock options is determined at the date of grant. Performance-based stock options can be based upon a variety of performance measures as defined in the plan document. Each award agreement will specify the effect of a holder’s termination of employment with, or service for, the Company. Options granted under the 2014 Stock Incentive Plan terminate on the ten-year anniversary of the date of grant.

2010 Stock Incentive Plan

The Dave & Buster’s Entertainment, Inc. 2010 Management Incentive Plan (“2010 Stock Incentive Plan”) provided for the granting of options to acquire stock in D&B Entertainment to certain of our employees, outside directors and consultants. The options are subject to either time-based vesting or performance-based vesting. Options granted under the 2010 Stock Incentive Plan terminate on the ten-year anniversary of the date of grant. All performance-based options outstanding prior to our IPO were vested in connection with our IPO. Upon adoption of the 2014 Stock Incentive Plan, no further grants are permitted under the 2010 Stock Incentive Plan.

Additionally as a result of the IPO, all stock option awards granted prior to the IPO were adjusted to affect the 224.9835679 for 1 stock split on both number of outstanding options and the exercise price.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying unaudited consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Unless otherwise specified, the meaning of all defined terms in Management’s Discussion and Analysis are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this quarterly report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report as a result of various factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 7, 2015. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

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

We intend for new store expansion to be a key growth driver. Our long-term plan is to open new stores at an annual rate of approximately 10% of our existing stores. During the first twenty-six weeks of fiscal 2015, the Company opened four new stores. As of August 2, 2015, there were 76 stores in the United States and Canada. Subsequent to the end of our second quarter, we opened a new store in Edina (Minneapolis), Minnesota on August 3, 2015 and plan to open an additional 3 to 4 stores and relocate one existing store in fiscal 2015. To increase comparable store sales we plan to provide our customers with the latest exciting games by updating approximately 10% of our games each year, leverage the D&B Sports concept by building awareness through national cable advertising and drive customer frequency by enhancing the in-store and out-of-store customer experience via digital and mobile strategic initiatives.

We believe that in addition to the growth potential that exists in North America, the Dave & Buster’s brand can also have significant appeal in certain international markets. We are engaged in discussions with potential international partners and we are targeting our first international opening outside of Canada in 2017.

We believe that we are well positioned for growth with a corporate infrastructure that can support a larger store base than we currently have, and that we will benefit from economies of scale as we expand.

For further information about our growth strategies and outlook, see the section entitled “Business – Our Growth Strategies” in our Annual Report on Form 10-K filed with the SEC.

Key Events

In October 2014, we amended and restated our certificate of incorporation to increase our authorized share count to 450,000,000 shares of stock, including 400,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value of $0.01 per share and to split our common stock 224.9835679 for 1. Additionally, we completed our initial public offering, (the “IPO”) of 6,764,705 shares of common stock at a price of $16.00 per share. Unless otherwise noted herein, historic share data has been adjusted to give effect to the stock split.

In February 2015, we completed a follow-on offering of a total of 7,590,000 shares of our common stock (including the underwriters overallotment option of 990,000 shares) at a price of $29.50 per share. All of these shares were offered by the selling stockholders. In connection with the offering, 300,151 options were exercised at a weighted average price of $4.49. We issued new shares in satisfaction of this exercise. We received $1,346 upon the exercise of options which were sold as part of this offering.

On May 15, 2015, we entered into a new senior secured credit facility that provides a $150,000 term loan facility and a $350,000 revolving credit facility (the “Credit Facility”). The proceeds of the Credit Facility were used to refinance in full the balance of a prior credit facility of $430,000 (the “July 2014 credit facility”) and to pay related interest and expenses. As a result of the refinancing, we expect to have lower interest expense.

On May 27, 2015, we completed another follow-on offering of 9,775,000 shares of our common stock (including the underwriters overallotment option of 1,275,000 shares) at a price of $31.50 per share. All of these shares were offered by the selling stockholders. In connection with the offering, 853,155 options were exercised at a weighted average price of $4.46. We issued 604,743 new shares and utilized 248,412 treasury shares, in satisfaction of this exercise. We received $3,809 upon the exercise of options which were sold as part of this offering.

As of August 2, 2015, the Company had a total of 41,133,333 common shares outstanding (consisting of 41,122,534 common shares and 10,799 unvested restricted shares). No preferred shares were issued or outstanding. Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners, III, L.P. (collectively, the “Oak Hill Funds”) beneficially own approximately 40.1% of our outstanding stock and certain members of our Board of Directors and our management beneficially owned approximately 1.1% of our outstanding common stock. The remaining 58.8% is owned by the public.

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

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales — Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 60 and 57 stores as of August 2, 2015 and August 3, 2014, respectively. Fiscal 2015 comparable store sales exclude sales from our Farmingdale (Long Island), New York (“Farmingdale”) location, which permanently closed on February 8, 2015. Fiscal 2014 comparable store sales exclude sales from our Kensington/Bethesda, Maryland (“Bethesda”) location, which permanently closed on August 12, 2014.

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

Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our operating performance and our capacity to incur and service debt and fund capital expenditures. We believe that Adjusted EBITDA is used by many investors, analysts and rating agencies as a measure of performance. In addition, Adjusted EBITDA is approximately equal to “EBITDA” as defined in our Credit Facility and our presentation of Adjusted EBITDA is consistent with that reported to our lenders to allow for leverage-based assessments. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA is a metric historically utilized to measure performance-based bonuses paid to our executive officers and certain managers.

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarter consists of 13 weeks, except for a 53 week year when the fourth quarter consists of 14 weeks. All references to the second quarter of 2015 relate to the 13 week period ended August 2, 2015. All references to the second quarter of 2014 relate to the 13 week period ended August 3, 2014. All references to the year-to-date fiscal 2015 period relate to the twenty-six week period ended August 2, 2015. All references to the year-to-date fiscal 2014 period relate to the twenty-six week period ended August 3, 2014. Both our 2015 fiscal year and 2014 fiscal year consist of 52 weeks. All dollar amounts are presented in thousands, except share and per share amounts.

Key Line Item Descriptions

Revenues — Total revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the thirteen weeks ended August 2, 2015, we derived 31.6% of our total revenue from food sales, 14.0% from beverage sales, 53.5% from amusement sales and 0.9% from other sources. For the twenty-six weeks ended August 2, 2015, we derived 31.4% of our total revenue from food sales, 14.7% from beverage sales, 53.2% from amusement sales and 0.7% from other sources. Our revenue growth is primarily influenced by the number of new store openings and growth in comparable store revenues. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. Comparable store sales growth can be generated by increases in average dollars spent per customer and improvements in customer traffic.

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

The special events portion of our business represented 9.1% of our total revenues for the twenty-six weeks ended August 2, 2015. We believe our special events business is an important sampling and promotional opportunity for our customers because many customers are experiencing Dave & Buster’s for the first time. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products — Cost of products includes the cost of food, beverages and the Winner’s Circle redemption items. For the thirteen weeks ended August 2, 2015, the cost of food products averaged 27.1% of food revenue and the cost of beverage products averaged 23.7% of beverage revenue. The amusement and other cost of products averaged 12.8% of amusement and other revenues.

For the twenty-six weeks ended August 2, 2015, the cost of food products averaged 27.1% of food revenue and the cost of beverage products averaged 23.6% of beverage revenue. The amusement and other cost of products averaged 13.0% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Loss on debt retirement — Loss on debt retirement consists of the write-off of unamortized loan costs and other fees associated with the refinancing of our debt.

Provision (benefit) for income taxes — Provision (benefit) for income taxes represents current and deferred income taxes for federal, state, and foreign.

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

Thirteen Weeks Ended August 2, 2015 Compared to Thirteen Weeks Ended August 3, 2014

Results of operations — The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income (loss).

	Thirteen Weeks Ended August 2, 2015		Thirteen Weeks Ended August 3, 2014
Food and beverage revenues	$99,213	45.6%	$84,916	46.8%
Amusement and other revenues	118,126	54.4	96,469	53.2

Total revenues	217,339	100.0	181,385	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	25,880	26.1	21,832	25.7
Cost of amusement and other (as a percentage of amusement and other revenues)	15,074	12.8	14,049	14.6

Total cost of products	40,954	18.8	35,881	19.8
Operating payroll and benefits	50,081	23.0	42,330	23.3
Other store operating expenses	63,813	29.5	57,589	31.8
General and administrative expenses	13,501	6.2	9,604	5.3
Depreciation and amortization expense	19,638	9.0	17,386	9.6
Pre-opening costs	2,585	1.2	1,848	1.0

Total operating costs	190,572	87.7	164,638	90.8

Operating income	26,767	12.3	16,747	9.2
Interest expense, net	2,223	1.0	11,684	6.4
Loss on debt retirement	6,822	3.1	25,986	14.3

Income (loss) before provision (benefit) for income taxes	17,722	8.2	(20,923)	(11.5)
Provision (benefit) for income taxes	5,149	2.4	(7,045)	(3.8)

Net income (loss)	$12,573	5.8%	$(13,878)	(7.7)%

Change in comparable store sales (1)		11.0%		5.7%
Company owned stores open at end of period (2)		76		69
Comparable stores open at end of period (1)		60		57

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Fiscal 2015 comparable stores exclude our Farmingdale location, which permanently closed on February 8, 2015. Fiscal 2014 comparable stores exclude our Bethesda location, which permanently closed on August 12, 2014.
(2)	Our fiscal 2015 store count excludes both our Farmingdale and Bethesda locations. Our Fiscal 2014 store count includes both locations.

Reconciliations of Non-GAAP Financial Measures - EBITDA and Adjusted EBITDA

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended August 2, 2015	Thirteen Weeks Ended August 3, 2014
Net income (loss)	$12,573	$(13,878)
Interest expense, net	2,223	11,684
Loss on debt retirement	6,822	25,986
Provision (benefit) for income tax	5,149	(7,045)
Depreciation and amortization expense	19,638	17,386

EBITDA	46,405	34,133
Loss on asset disposal (1)	580	329
Currency transaction (gain) loss (2)	24	(6)
Reimbursement of affiliate and other expenses (3)	15	133
Transaction and other costs (4)	187	703
Share-based compensation (5)	1,072	229
Pre-opening costs (6)	2,585	1,848
Change in deferred amusement revenue and ticket liability (7)	1,834	1,077

Adjusted EBITDA	$52,702	$38,446

Adjusted EBITDA Margin	24.2%	21.2%

(1)	Represents the net book value of assets (less proceeds received) disposed of during the year. Primarily relates to assets replaced in the ongoing operation of business.
(2)	Represents the effect of foreign currency transaction (gain) losses related to our store in Canada.
(3)	Represents fees and expenses paid directly to our Board of Directors and certain non-recurring payments to management and compensation consultants.
(4)	Primarily represents costs related to capital market transactions and store closure costs.
(5)	Represents stock compensation expense under our 2010 Stock Incentive Plan and 2014 Stock Incentive Plan.
(6)	Represents costs incurred prior to the opening of our new stores.
(7)	Represents quarterly increase or (decrease) to accrued liabilities established for future amusement games play and the fulfillment of tickets won by customers on our redemption games.

Reconciliations of Non-GAAP Financial Measures – Store-level EBITDA

The following table reconciles EBITDA to Store-level EBITDA for the periods indicated:

	Thirteen Weeks Ended August 2, 2015	Thirteen Weeks Ended August 3, 2014
EBITDA	$46,405	$34,133
General and administrative expenses	13,501	9,604
Pre-opening costs	2,585	1,848

Store-level EBITDA	$62,491	$45,585

Store-level EBITDA Margin	28.8%	25.1%

Capital additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for tenant improvement allowances received or receivable from landlords.

	Thirteen Weeks Ended August 2, 2015	Thirteen Weeks Ended August 3, 2014
New stores	$20,776	$15,295
Operating initiatives, including remodels	10,764	6,958
Games	8,108	3,748
Maintenance capital	3,251	2,955

Total capital additions	$42,899	$28,956

Tenant improvement allowances	$4,994	$2,485

Revenues

Total revenues increased $35,954, or 19.8%, in the second quarter of 2015 compared to the second quarter of 2014.

The increased revenues were derived from the following sources:

Comparable stores	$17,502
Non-comparable stores	18,970
Other	(518)

Total	$35,954

Comparable store revenue increased $17,502, or 11.0%, in the second quarter of 2015 compared to the second quarter of 2014. Comparable store walk-in revenues, which accounted for 89.6% of consolidated comparable store revenue in the second quarter of 2015, increased $17,109, or 12.1% compared to the second quarter of 2014. Comparable store special events revenues, which accounted for 10.4% of consolidated comparable store revenue in the second quarter of 2015, increased $393 or 2.2% compared to the second quarter of 2014. The increase in comparable store revenue over prior year is attributable to our brand strength and increased consumer prosperity. Our brand strength can be credited to many factors including a more contemporary feel at our stores as a result of our remodeling initiative, the addition of and focus on sports viewing, and media efficiencies which encompass the success of our “New News” program, which features our new offerings in each of the “Eat Drink Play and Watch” pillars through national advertising and the utilization of new media outlets.

Food sales at comparable stores increased by $3,775, or 7.3%, to $55,746 in the second quarter of 2015 from $51,971 in the second quarter of 2014. Beverage sales at comparable stores increased by $1,870, or 8.3%, to $24,418 in the second quarter of 2015 from $22,548 in the second quarter of 2014. Comparable store amusement and other revenues in the second quarter of 2015 increased by $11,857, or 14.0%, to $96,613 from $84,756 in the second quarter of 2014. The growth over 2014 in amusement sales was driven by additional national advertising which highlighted our games, including a continued succession of game promotions, with the return of our “Summer of Games” campaign.

Non-comparable store revenue increased $18,970, or 84.0%, in the second quarter of 2015 compared to the second quarter of 2014. The increase in non-comparable store revenue was primarily driven by 115 additional store weeks contributed by our 2014 and 2015 openings compared to fiscal 2014, and partially offset by a decrease in revenue due to the closure of our Bethesda and Farmingdale locations on August 12, 2014 and February 8, 2015, respectively.

Our revenue mix was 31.6% for food, 14.0% for beverage, and 54.4% for amusements and other for the second quarter of 2015. This compares to 32.8%, 14.0%, and 53.2%, respectively, for the second quarter of 2014.

Cost of products

The total cost of products was $40,954 for the second quarter of fiscal 2015 and $35,881 for the second quarter of fiscal 2014. The total cost of products as a percentage of total revenues was 18.8% and 19.8% for the second quarter of fiscal 2015 and second quarter of fiscal 2014, respectively.

Cost of food and beverage products increased to $25,880 in the second quarter of 2015 compared to $21,832 in the second quarter of 2014 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 40 basis points to 26.1% for the second quarter of 2015 from 25.7% for the second quarter of 2014. The increase in the cost of food and beverage as a percentage of revenues is primarily due to increased cost in our meat and poultry categories partially offset by savings in seafood.

Cost of amusement and other increased to $15,074 in the second quarter of 2015 compared to $14,049 in the second quarter of 2014. The costs of amusement and other, as a percentage of amusement and other revenues decreased 180 basis points to 12.8% for the second quarter of 2015 from 14.6% for the second quarter of 2014. This decrease was due to a shift in game play from redemption to simulation and supplies savings resulting from the company wide rollout of our “e-ticket” initiative which allows customers the option to have tickets won from game play stored automatically on their Power Cards instead of receiving paper tickets.

Operating payroll and benefits

Operating payroll and benefits increased by $7,751 or 18.3%, to $50,081 in the second quarter of 2015 compared to $42,330 in the second quarter of 2014, primarily due to new store openings and increased incentive compensation for performance. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 30 basis points to 23.0% for the second quarter of 2015 from 23.3% in the second quarter of 2014 as a result of leverage on increased sales.

Other store operating expenses

Other store operating expenses increased by $6,224, or 10.8%, to $63,813, in the second quarter of 2015 compared to $57,589 in the second quarter of 2014, primarily due to new store openings. Other store operating expenses as a percentage of total revenues decreased 230 basis points to 29.5% in the second quarter of 2015 compared to 31.8% for the same period of 2014, due primarily to favorable leverage of operating costs on increased revenue.

General and administrative expenses

General and administrative expenses increased by $3,897, or 40.6%, to $13,501 in the second quarter of 2015 compared to $9,604 in the second quarter of 2014. The increase in general and administrative expenses was primarily driven by increased incentive compensation costs at our corporate headquarters, increased stock-based compensation due to options granted subsequent to the second quarter of 2014 and incremental public company costs. General and administrative expenses, as a percentage of total revenues, increased 90 basis points to 6.2% in the second quarter of 2015 compared to 5.3% in the same period of 2014 for the same reasons noted above.

Depreciation and amortization expense

Depreciation and amortization expense increased by $2,252, or 13.0%, to $19,638 in the second quarter of 2015 compared to $17,386 in the second quarter of 2014. Increased depreciation on our 2014 and 2015 capital expenditures was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $737 to $2,585 in the second quarter of 2015 compared to $1,848 in the second quarter of 2014 due to the timing of new store openings.

Interest expense

Interest expense decreased by $9,461 to $2,223 in the second quarter of 2015 compared to $11,684 in the second quarter of 2014 due to the two refinancings described in “Liquidity and Capital Resources” and “Cash Flows”.

Loss on debt retirement

In connection with the May 15, 2015 debt refinancing (see “Liquidity and Capital Resources” for further discussion), the Company recorded a charge of $6,822. This charge includes non-cash charges of $6,790 resulting from the write-off of certain unamortized debt issuance costs and the unamortized discount associated with the July 2014 credit facility and $32 of legal expenses. In the second quarter of 2014 the Company recorded a charge of $25,986. This charge includes non-cash charges of $6,994 resulting from the write-off of certain unamortized debt issuance costs and the unamortized discount associated with the outstanding senior secured credit facility at that time, $12,833 related to the early redemption of the 11.0% senior notes, $6,124 related to the early redemption of the 12.25% senior discount notes and $35 of legal expenses.

Income tax provision (benefit)

Income tax provision for the second quarter of fiscal 2015 was $5,149 compared to an income tax benefit of $7,045 for the second quarter of fiscal year 2014. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain income and expense items which are not recognized for income tax purposes.

As of August 2, 2015, we estimate that we have available $1,885 federal tax credit carryovers, including $1,822 of general business credits and $63 of Alternative Minimum Tax (“AMT”) credit carryovers, and $43,156 of state net operating loss carryforwards. There is a 20-year carry-forward on general business credits and AMT credits can be carried forward indefinitely. The general business credits do not begin to expire until 2030 and are expected to be utilized in 2015 based on current enacted tax laws. As of August 2, 2015, we have no federal net operating loss carryforwards. Generally, state net operating losses can be carried forward 20 years. State operating loss carryforwards do not begin to expire until 2024. As of August 2, 2015, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. Included in our total valuation allowance is $646 related to state net operating losses that may not be realized.

We follow established accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of August 2, 2015, we have accrued approximately $870 of unrecognized tax benefits and approximately $371 of penalties and interest. During the second quarter of fiscal 2015, we increased our unrecognized provision by $180 and increased our accrual for interest and penalties by $17. Because of the impact of deferred tax accounting, $744 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file a consolidated income tax return with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2010.

Twenty-six Weeks Ended August 2, 2015 Compared to Twenty-six Weeks Ended August 3, 2014

Results of operations — The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income (loss).

	Twenty-six Weeks Ended August 2, 2015		Twenty-six Weeks Ended August 3, 2015
Food and beverage revenues	$202,778	46.1%	$177,898	47.3%
Amusement and other revenues	237,236	53.9	198,310	52.7

Total revenues	440,014	100.0	376,208	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	52,660	26.0	45,690	25.7
Cost of amusement and other (as a percentage of amusement and other revenues)	30,840	13.0	27,244	13.7

Total cost of products	83,500	19.0	72,934	19.4
Operating payroll and benefits	99,073	22.5	85,120	22.6
Other store operating expenses	125,007	28.4	114,142	30.4
General and administrative expenses	26,345	6.0	20,069	5.3
Depreciation and amortization expense	38,215	8.7	34,673	9.2
Pre-opening costs	5,359	1.2	4,292	1.1

Total operating costs	377,499	85.8	331,230	88.0

Operating income	62,515	14.2	44,978	12.0
Interest expense, net	6,873	1.5	23,696	6.4
Loss on debt retirement	6,822	1.6	25,986	6.9

Income (loss) before benefit for income taxes	48,820	11.1	(4,704)	(1.3)
Provision (benefit) for income taxes	16,705	3.8	(2,287)	(0.7)

Net income (loss)	$32,115	7.3%	$(2,417)	(0.6)%

Change in comparable store sales (1)		10.4%		5.2%
Company owned stores open at end of period (2)		76		69
Comparable stores open at end of period (1)		60		57

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Fiscal 2015 comparable stores exclude our Farmingdale location, which permanently closed on February 8, 2015. Fiscal 2014 comparable stores exclude our Bethesda location, which permanently closed on August 12, 2014.
(2)	Our fiscal 2015 store count excludes both our Farmingdale and Bethesda locations. Our Fiscal 2014 store count includes both locations.

Reconciliations of Non-GAAP Financial Measures - EBITDA and Adjusted EBITDA

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Twenty-six Weeks Ended August 2, 2015	Twenty-six Weeks Ended August 3, 2014
Net income (loss)	$32,115	$(2,417)
Interest expense, net	6,873	23,696
Loss on debt retirement	6,822	25,986
Provision (benefit) for income tax	16,705	(2,287)
Depreciation and amortization expense	38,215	34,673

EBITDA	100,730	79,651
Loss on asset disposal (1)	869	622
Currency transaction gain (2)	(2)	(20)
Reimbursement of affiliate and other expenses (3)	30	303
Transaction and other costs (4)	1,258	1,161
Share-based compensation (5)	1,621	503
Pre-opening costs (6)	5,359	4,292
Change in deferred amusement revenue and ticket liability (7)	4,717	2,547

Adjusted EBITDA	$114,582	$89,059

Adjusted EBITDA Margin	26.0%	23.7%

(1)	Represents the net book value of assets (less proceeds received) disposed of during the year. Primarily relates to assets replaced in the ongoing operation of business.
(2)	Represents the effect of foreign currency transaction gains related to our store in Canada.
(3)	Represents fees and expenses paid directly to our Board of Directors and certain non-recurring payments to management and compensation consultants.
(4)	Primarily represents costs related to capital market transactions and store closure costs.
(5)	Represents stock compensation expense under our 2010 Stock Incentive Plan and 2014 Stock Incentive Plan.
(6)	Represents costs incurred prior to the opening of our new stores.
(7)	Represents quarterly increase or (decrease) to accrued liabilities established for future amusement games play and the fulfillment of tickets won by customers on our redemption games.

Reconciliations of Non-GAAP Financial Measures – Store-level EBITDA

The following table reconciles EBITDA to Store-level EBITDA for the periods indicated:

	Twenty-six Weeks Ended August 2, 2015	Twenty-six Weeks Ended August 3, 2014
EBITDA	$100,730	$79,651
General and administrative expenses	26,345	20,069
Pre-opening costs	5,359	4,292

Store-level EBITDA	$132,434	$104,012

Store-level EBITDA Margin	30.1%	27.6%

Capital additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for tenant improvement allowances received or receivable from landlords.

	Twenty-six Weeks Ended August 2, 2015	Twenty-six Weeks Ended August 3, 2014
New stores	$52,214	$30,082
Operating initiatives, including remodels	18,794	9,920
Games	8,472	7,601
Maintenance capital	4,210	5,122

Total capital additions	$83,690	$52,725

Tenant improvement allowances	$12,772	$7,454

Revenues

Total revenues increased $63,806, or 17.0%, in the twenty-six weeks ended August 2, 2015 compared to the twenty-six weeks ended August 3, 2014.

The increased revenues were derived from the following sources:

Comparable stores	$34,634
Non-comparable stores	30,691
Other	(1,519)

Total	$63,806

Comparable store revenue increased $34,634, or 10.4%, in the twenty-six weeks ended August 2, 2015 compared to the twenty-six weeks ended August 3, 2014. Comparable store walk-in revenues, which accounted for 90.4% of consolidated comparable store revenue in the twenty-six weeks ended August 2, 2015, increased $33,591, or 11.3% compared to the twenty-six weeks ended August 3, 2014. Comparable store special events revenues, which accounted for 9.6% of consolidated comparable store revenue in the twenty-six weeks ended August 2, 2015, increased $1,043 or 3.0% compared to the twenty-six weeks ended August 3, 2014. The increase in comparable store revenue over prior year is attributable to our brand strength and increased consumer prosperity. Our brand strength can be credited to many factors including a more contemporary feel at our stores as a result of our remodeling initiative, the addition of and focus on sports viewing, and media efficiencies which encompass the success of our “New News” program, which features our new offerings in each of the “Eat Drink Play and Watch” pillars through national advertising and the utilization of new media outlets.

Food sales at comparable stores increased by $6,987, or 6.5%, to $114,569 in the twenty-six weeks ended August 2, 2015 from $107,582 in the twenty-six weeks ended August 3, 2014. Beverage sales at comparable stores increased by $4,045, or 8.2%, to $53,195 in the twenty-six weeks ended August 2, 2015 from $49,150 in the twenty-six weeks ended August 3, 2014. Comparable store amusement and other revenues in the twenty-six weeks ended August 2, 2015 increased by $23,602, or 13.4%, to $199,424 from $175,822 in the twenty-six weeks ended August 3, 2014. The growth over 2014 in amusement sales was driven by additional national advertising which highlighted our games, including exclusive game launches, and a continued succession of game promotions with the return of our “Everyone’s a Winner” and our “Summer or Games” campaigns.

Non-comparable store revenue increased $30,691, or 67.7%, in the twenty-six weeks ended August 2, 2015 compared to the twenty-six weeks ended August 3, 2014. The increase in non-comparable store revenue was primarily driven by 205 additional store weeks contributed by our 2014 and 2015 openings compared to fiscal 2014, and partially offset by a decrease in revenue due to the closure of our Bethesda and Farmingdale locations on August 12, 2014 and February 8, 2015, respectively.

Our revenue mix was 31.4% for food, 14.7% for beverage, and 53.9% for amusements and other for the twenty-six weeks ended August 2, 2015. This compares to 32.5%, 14.8%, and 52.7%, respectively, for the twenty-six weeks ended August 3, 2014.

Cost of products

The total cost of products was $83,500 for the twenty-six week ended August 2, 2015 and $72,934 for the twenty-six weeks ended August 3, 2014. The total cost of products as a percentage of total revenues was 19.0% and 19.4% for the twenty-six weeks ended August 2, 2015 and August 3, 2014, respectively.

Cost of food and beverage products increased to $52,660 in the twenty-six weeks ended August 2, 2015 compared to $45,690 in the twenty-six weeks ended August 3, 2014 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 30 basis points to 26.0% for the twenty-six weeks ended August 2, 2015 from 25.7% for the twenty-six weeks ended August 3, 2014. The increase in the cost of food and beverage as a percentage of revenues is primarily due to increased cost in our meat and poultry categories partially offset by savings in seafood.

Cost of amusement and other increased to $30,840 in the twenty-six weeks ended August 2, 2015 compared to $27,244 in the twenty-six weeks ended August 3, 2014. The costs of amusement and other, as a percentage of amusement and other revenues decreased 70 basis points to 13.0% for the twenty-six weeks ended August 3, 2015 from 13.7% for the twenty-six weeks ended August 3, 2014. This decrease was due to a shift in game play from redemption to simulation and supplies savings resulting from the company wide rollout of our “e-ticket” initiative which allows customers the option to have tickets won from game play stored automatically on their Power Cards instead of receiving paper tickets and partially offset by an increase in accrued liabilities established for future fulfillment of tickets won by customers on our redemption games.

Operating payroll and benefits

Operating payroll and benefits increased by $13,953 or 16.4%, to $99,073 in the twenty-six weeks ended August 2, 2015 compared to $85,120 in the twenty-six weeks ended August 3, 2014, primarily due to new store openings and increased incentive compensation for performance. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 10 basis points to 22.5% in the twenty-six weeks ended August 2, 2015 compared to 22.6% in the twenty-six weeks ended August 3, 2014.

Other store operating expenses

Other store operating expenses increased by $10,865, or 9.5%, to $125,007, in the twenty-six weeks ended August 2, 2015 compared to $114,142 in the twenty-six weeks ended August 3, 2014, primarily due to new store openings. Other store operating expenses as a percentage of total revenues decreased 200 basis points to 28.4% in the twenty-six weeks ended August 2, 2015 compared to 30.4% for the same period of 2014, due primarily to favorable leverage of operating costs on increased revenue.

General and administrative expenses

General and administrative expenses increased by $6,276, or 31.3%, to $26,345 in the twenty-six weeks ended August 2, 2015 compared to $20,069 in the twenty-six weeks ended August 3, 2014. The increase in general and administrative expenses was primarily driven by increased incentive compensation costs at our corporate headquarters, increased stock-based compensation due to options granted since the second quarter of fiscal 2014, costs associated with our February and May 2015 follow-on offerings and incremental public company costs. General and administrative expenses, as a percentage of total revenues, increased 70 basis points to 6.0% in the twenty-six weeks ended August 2, 2015 compared to 5.3% in the same period of 2014 for the same reasons noted above.

Depreciation and amortization expense

Depreciation and amortization expense increased by $3,542, or 10.2%, to $38,215 in the twenty-six weeks ended August 2, 2015 compared to $34,673 in the twenty-six weeks ended August 3, 2014. Increased depreciation on our 2014 and 2015 capital expenditures was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $1,067 to $5,359 in the twenty-six weeks ended August 2, 2015 compared to $4,292 in the twenty-six weeks ended August 3, 2014 due to the timing of new store openings.

Interest expense

Interest expense decreased by $16,823 to $6,873 in the twenty-six weeks ended August 2, 2015 compared to $23,696 in the twenty-six weeks ended August 3, 2014 due to the two refinancings described in “Liquidity and Capital Resources” and “Cash Flows”.

Loss on debt retirement

In connection with the May 15, 2015 debt refinancing (see “Liquidity and Capital Resources” for further discussion), the Company recorded a charge of $6,822. This charge includes non-cash charges of $6,790 resulting from the write-off of certain unamortized debt issuance costs and the unamortized discount associated with the July 2014 credit facility and $32 of legal expenses. In the second quarter of 2014 the Company recorded a charge of $25,986. This charge includes non-cash charges of $6,994 resulting from the write-off of certain unamortized debt issuance costs and the unamortized discount associated with the outstanding prior credit facility at that time, $12,833 related to the early redemption of the 11.0% senior notes, $6,124 related to the early redemption of the 12.25% senior discount notes and $35 of legal expenses.

Income tax provision (benefit)

Income tax provision (benefit) for the twenty-six weeks ended August 2, 2015 was $16,705 compared to an income tax benefit of $2,287 for the twenty-six weeks ended August 3, 2014. Our effective tax rate differs from the statutory rate due to the deduction for FICA tip credits, state income taxes, the impact of certain expenses, which are not deductible for income tax purposes.

As of August 2, 2015, we estimate that we have available $1,885 federal tax credit carryovers, including $1,822 of general business credits and $63 of AMT credit carryovers, and $43,156 of state net operating loss carryforwards. There is a 20-year carry-forward on general business credits and AMT credits can be carried forward indefinitely. The general business credits do not begin to expire until 2030 and are expected to be utilized in 2015 based on current enacted tax laws. As of August 2, 2015, we have no federal net operating loss carryforwards. Generally, state net operating losses can be carried forward 20 years. State operating loss carryforwards do not begin to expire until 2024. As of August 2, 2015, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. Included in our total valuation allowance is $646 related to state net operating losses that may not be realized.

We follow established accounting guidance for uncertainty in income taxes. This guidance limits the recognition of income tax benefits to those items that meet the “more likely than not” threshold on the effective date. As of August 2, 2015, we have accrued approximately $870 of unrecognized tax benefits and approximately $371 of penalties and interest. During fiscal 2015, we increased our unrecognized provision by $304 and increased our accrual for interest and penalties by $34. Because of the impact of deferred tax accounting, $744 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file a consolidated income tax return with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2010.

Liquidity and Capital Resources

We finance our activities through cash flow from operations and availability under our revolving credit facility. As of August 2, 2015, we had cash and cash equivalents of $23,722, net working capital deficit of $46,115 and outstanding debt obligations of $361,000. We also had $133,815 in borrowing availability under our Credit Facility.

We currently have, and anticipate that in the future we may continue to have, negative working capital balances. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Funds available from sales not needed immediately to pay for operating expenses have typically been used for non-current capital expenditures and payment of long-term debt obligations.

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

As of August 2, 2015, we expect our short-term liquidity requirements to include (a) approximately $139,000 to $149,000 of capital additions (net of tenant improvement allowances from landlords), (b) scheduled debt service payments under our Credit Facility of $15,408 including interest payments of $7,908 (c) lease obligation payments of $68,124 and (d) estimated cash income tax payments of approximately $28,000.

Long-term liquidity requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for new store development and construction, replacement of games and equipment, performance-necessary renovations and other non-recurring capital expenditures that need to be made periodically to our stores, interest payments on our outstanding term loan and scheduled lease obligation payments. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing cash on hand, cash provided by operations, and borrowings under the revolving portion of our Credit Facility.

Based on our current business plan, we believe the cash flows from operations, together with our existing cash balances and availability of borrowings under the revolving portion of our Credit Facility will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and debt service needs in the foreseeable future. Our ability to make scheduled principal and interest payments, or to refinance our indebtedness, or to fund planned capital expenditures, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors.

Indebtedness

New Credit Facility. On May 15, 2015, we entered into the Credit Facility which provides a $150,000 term loan facility and a $350,000 revolving credit facility with a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub facility and a $10,000 swingline sub facility. The revolving facility will be used to provide financing for general purposes. The Credit Facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries.

The proceeds of the Credit Facility were used to refinance in full the July 2014 credit facility (of which $430,000 was outstanding) and to pay related interest and expenses. As a result of the refinancing, we incurred a loss on extinguishment charge of $6,822, consisting of the write-off of unamortized debt issuance costs, unamortized discount and cash paid for related debt fees. Additionally, we utilized $73,000 of available cash on hand to pay down a portion of the outstanding revolving portion of the Credit Facility.

As of August 2, 2015, we had letters of credit outstanding of $5,185 and $133,815 of borrowing available under our Credit Facility. We believe that the carrying amount of our Credit Facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s Credit Facility was determined to be a Level Two instrument as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under our Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a secured leveraged ratio, at LIBOR plus a spread ranging from 1.5% to 2.25% for the term loans and the revolving loans. The stated interest rate on the Credit Facility at August 2, 2015 was 2.19%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.55%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Prior credit facilities. The proceeds of the July 2014 credit facility were used to refinance all the outstanding credit facility and note balances at that time and to pay related premiums, interest and expenses of $30,850. The outstanding credit facility and notes at July 25, 2014 included $143,509 on a senior secured credit facility, $200,000 aggregate principal amount of the 11.0% senior notes due June 1, 2018, and the outstanding 12.25% senior discount notes due February 15, 2016 (with a $150,193 accreted value as of July 25, 2014). As a result of the refinancing, we incurred a loss on extinguishment charge of $25,992, consisting of premiums for early repayment, additional interest charges, and write-off of unamortized debt issue costs and unamortized discount.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Twenty-six Weeks Ended August 2, 2015	Twenty-six Weeks Ended August 3, 2014
Net cash provided by (used in):
Operating activities	$85,480	$10,451
Investing activities	(76,649)	(59,352)
Financing activities	(55,985)	76,172

Net cash provided by operating activities was $85,480 for the twenty-six weeks ended August 2, 2015 compared to cash provided by operating activities of $10,451 for the twenty-six weeks ended August 3, 2014. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales, increased comparable store sales and improved operating margins and the absence of a $50,193 payment of accrued interest which occurred in the twenty-six weeks ended August 3, 2014.

Net cash used in investing activities was $76,649 for the twenty-six weeks ended August 2, 2015 compared to $59,352 for the twenty-six weeks ended August 3, 2014. Capital expenditures increased $18,629 to $78,003 (excluding the increase in fixed asset accrued liabilities of approximately $5,687) in the first twenty-six weeks of fiscal 2015 from $59,374 in the first twenty-six weeks of fiscal 2014 primarily due to new store openings. During the first twenty-six weeks of fiscal 2015, the Company spent approximately $48,818 ($36,046 net of tenant improvement allowances from landlords) for new store construction, $9,601 related to a major remodel project on three existing stores and several smaller scale remodel projects, $7,663 on operating improvement initiatives, $7,527 for game refreshment and $4,394 for maintenance capital. New store capital expenditures increased $16,133 due mainly to the timing of new store openings.

Net cash used in financing activities was $55,985 for the twenty-six weeks ended August 2, 2015 compared to cash provided by financing activities of $76,172 for the twenty-six weeks ended August 3, 2014. Net cash used in financing activities during the current fiscal year reflects the impact of our May 15, 2015, debt refinancing and subsequent activity which resulted in a $69,000 net reduction to our outstanding long-term debt during the twenty-six week period ended August 2, 2015. Net cash used for debt reduction was partially offset by proceeds from stock option exercises and excess income tax benefits related to stock compensation plans.

Cash provided by financing activities during the twenty-six weeks ended August 3, 2014 reflects the impact of a debt refinancing which was completed on July 14, 2014. In connection with the 2014 debt refinancing we received proceeds of $528,675, net of a $1,325 discount from a term loan facility. Proceeds from the term loan facility were used to repay $143,509 principal balance of a prior senior secured credit facility, repay $200,000 principal balance of senior notes, repay $100,000 of senior discount notes and pay $8,128 in expenses associated with the 2014 debt refinancing.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $163,000 and $173,000 ($132,000 to $142,000 net of tenant improvement allowances from landlords) in capital additions during fiscal 2015. The fiscal 2015 additions are expected to include approximately $138,000 to $148,000 ($107,000 to $117,000 net of tenant improvement allowances from landlords) for new store construction and operating improvement initiatives, including three store remodels, $10,000 for game refreshment and $15,000 in maintenance capital. A portion of the 2015 new store spend is related to stores that will be under construction in 2015 but will not be open until 2016.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of August 2, 2015:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Credit Facility (1)	$361,000	$7,500	$15,000	$338,500	$—
Interest requirements (2)	36,464	7,908	15,463	13,093	—
Operating leases (3)	732,126	68,124	133,172	115,735	415,095

Total	$1,129,590	$83,532	$163,635	$467,328	$415,095

(1)	The Credit Facility includes a $150,000 term loan facility and $350,000 revolving credit facility, a letter of credit sub-facility, and a swingline sub-facility. As of August 2, 2015, we had borrowings of $211,000 under the revolving credit facility, borrowings of $150,000 under the term facility and $5,185 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect at August 2, 2015.
(3)

Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above. Our store lease in Farmingdale expired in February 2015 without an option to renew resulting in the store’s closure on February 8, 2015. We do not have any remaining options to extend the lease terms of two leases which expire in 2019 and one other lease which expires in 2020. All of our other leases include renewal options that give us the opportunity to extend the lease terms beyond 2020.

Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions about future events. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates are included in our annual consolidated financial statements and the related notes in our Annual Report on Form10-K filed with the SEC on April 7, 2015.

Recent accounting pronouncements. In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. This update is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. We do not expect the adoption ASU 2015-11 to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers as to whether a cloud computing arrangement includes a software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of August 2, 2015, if we were to adopt ASU 2015-03, $3,138 of net deferred financing costs would be reclassified from “Other assets and deferred charges” to a reduction in the carrying amount of our debt.

JOBS Act. We have historically filed as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, such as reduced public company reporting, accounting and corporate governance requirements.

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

The JOBS Act provides that we can remain an “emerging growth company” for up to five years following our IPO in October 2014, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceeds $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700,000 as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As of the end of our second quarter, the market value of our common stock held by non-affiliates was $938,260 which exceeds the $700,000 threshold; as a result, we will no longer qualify as an emerging growth company, and will instead be a “large accelerated filer,” at the end of the 2015 fiscal year.

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

Interest Rate Risk

We are exposed to market risk from interest rate changes on our senior secured credit facility. This exposure relates to the variable component of the interest rate on the Credit Facility. As of August 2, 2015, we had gross borrowings of $361,000 under the term facility, based on a defined LIBOR rate plus an applicable margin. A hypothetical 10% increase in the interest rate associated with our credit facility would increase our interest expense by approximately $800.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our stores is subject to inflationary increases in the costs of labor and material.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The State of California (where nine of our stores are located) raised the state minimum hourly wage from $8.00 per hour to $9.00 per hour effective July 1, 2014. The California hourly minimum wage is scheduled to increase to $10.00 per hour on January 1, 2016. The State of New York (where eight of our stores are located) raised the state minimum tipped wage from $5.00 per hour to $7.50 per hour effective December 31, 2015.

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

Internal Controls Over Financial Reporting

There were no significant changes in our internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our second quarter ended August 2, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds from Offering of Common Stock

On May 27, 2015, we completed a follow-on offering of 9,775,000 shares of our common stock (including the underwriters overallotment option of 1,275,000 shares) at a price of $31.50 per share. All of these shares were offered by the selling stockholders. In connection with the offering, 853,155 options were exercised at a weighted average price of $4.46. We issued 604,743 new shares and utilized 248,412 treasury shares in satisfaction of this exercise. We received $3,809 upon the exercise of options which were sold as part of this offering which we used for general business purposes.

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

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: September 8, 2015	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: September 8, 2015	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer