Form 10-Q
period 2015-11-01
Dave & Buster's Entertainment, Inc.
filed 2015-12-08
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 1, 2015

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

As of December 2, 2015, there were 41,511,877 shares of the Issuer’s common stock outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR PERIOD ENDED NOVEMBER 1, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	November 1,	Febuary 1,
	2015	2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,329	$70,876
Inventories	19,623	18,457
Prepaid expenses	13,504	10,641
Deferred income taxes	26,828	30,962
Income taxes receivable	4,170	2,421
Other current assets	15,609	9,923

Total current assets	99,063	143,280
Property and equipment (net of $292,668 and $252,160 accumulated depreciation as of November 1, 2015 and February 1, 2015, respectively)	502,518	436,048
Tradenames	79,000	79,000
Goodwill	272,623	272,592
Other assets and deferred charges	18,695	19,769

Total assets	$971,899	$950,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$7,500	$—
Accounts payable	42,270	35,001
Accrued liabilities	100,276	89,198
Income taxes payable	2,178	1,570
Deferred income taxes	776	371

Total current liabilities	153,000	126,140
Deferred income taxes	21,146	27,828
Deferred occupancy costs	118,467	99,847
Other liabilities	11,218	9,157
Long-term debt, net of unamortized discount	347,625	429,020
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 authorized shares; 41,501,078 and 40,217,640 issued shares as of November 1, 2015 and February 1, 2015, respectively	415	402
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	277,645	253,685
Treasury stock, 0 and 248,412 shares as of November 1, 2015 and February 1, 2015, respectively	—	(1,189)
Accumulated other comprehensive loss	(731)	(646)
Retained earnings	43,114	6,445

Total stockholders’ equity	320,443	258,697

Total liabilities and stockholders’ equity	$971,899	$950,689

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	November 1, 2015	November 2, 2014
Food and beverage revenues	$89,826	$78,179
Amusement and other revenues	102,927	85,295

Total revenues	192,753	163,474
Cost of food and beverage	23,575	20,249
Cost of amusement and other	12,842	12,091

Total cost of products	36,417	32,340
Operating payroll and benefits	48,048	41,237
Other store operating expenses	63,762	56,298
General and administrative expenses	12,640	11,393
Depreciation and amortization expense	20,032	17,648
Pre-opening costs	2,395	3,650

Total operating costs	183,294	162,566

Operating income	9,459	908
Interest expense, net	2,184	6,130
Loss on debt retirement	—	1,592

Income (loss) before provision (benefit) for income taxes	7,275	(6,814)
Provision (benefit) for income taxes	2,721	(2,207)

Net income (loss)	4,554	(4,607)

Unrealized foreign currency translation gain (loss)	5	(113)

Total comprehensive income (loss)	$4,559	$(4,720)

Net income (loss) per share:
Basic	$0.11	$(0.13)
Diluted	$0.11	$(0.13)
Weighted average shares used in per share calculations:
Basic	41,241,274	34,881,763
Diluted	42,938,502	34,881,763

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	November 1, 2015	November 2, 2014
Food and beverage revenues	$292,604	$256,077
Amusement and other revenues	340,163	283,605

Total revenues	632,767	539,682
Cost of food and beverage	76,235	65,939
Cost of amusement and other	43,682	39,335

Total cost of products	119,917	105,274
Operating payroll and benefits	147,121	126,357
Other store operating expenses	188,769	170,440
General and administrative expenses	38,985	31,462
Depreciation and amortization expense	58,247	52,321
Pre-opening costs	7,754	7,942

Total operating costs	560,793	493,796

Operating income	71,974	45,886
Interest expense, net	9,057	29,826
Loss on debt retirement	6,822	27,578

Income (loss) before provision (benefit) for income taxes	56,095	(11,518)
Provision (benefit) for income taxes	19,426	(4,494)

Net income (loss)	36,669	(7,024)

Unrealized foreign currency translation loss	(85)	(47)

Total comprehensive income (loss)	$36,584	$(7,071)

Net income (loss) per share:
Basic	$0.90	$(0.21)
Diluted	$0.86	$(0.21)
Weighted average shares used in per share calculations:
Basic	40,775,253	33,763,436
Diluted	42,677,807	33,763,436

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

						Accumulated
				Treasury stock		other
	Common stock		Paid-in	at cost		comprehensive	Retained
	Shares	Amt.	capital	Shares	Amt.	loss	earnings	Total
Balance February 1, 2015 (audited)	40,217,640	$402	$253,685	248,412	$(1,189)	$(646)	$6,445	$258,697

Net income	—	—	—	—	—	—	36,669	36,669
Unrealized foreign currency translation loss	—	—	—	—	—	(85)	—	(85)
Stock-based compensation	—	—	2,590	—	—	—	—	2,590
Excess income tax benefit related to stock-based compensation plans	—	—	15,711	—	—	—	—	15,711
Issuance of common stock upon exercise of options	1,283,438	13	5,745	—	—	—	—	5,758
Sale of treasury stock	—	—	(86)	(248,412)	1,189	—	—	1,103

Balance November 1, 2015 (unaudited)	41,501,078	$415	$277,645	—	$—	$(731)	$43,114	$320,443

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	November 1, 2015	November 2, 2014
Cash flows from operating activities:
Net income (loss)	$36,669	$(7,024)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	58,247	52,321
Payment of accreted interest at debt retirement	—	(50,193)
Accretion of note discount	—	8,341
Deferred taxes	(2,145)	(8,065)
Excess income tax benefit related to stock-based compensation plans	(15,711)	—
Loss on disposal of fixed assets	1,165	1,267
Loss on debt retirement	6,790	8,580
Share-based compensation charges	2,590	1,864
Other, net	931	2,026
Changes in assets and liabilities:
Inventories	(1,166)	(529)
Prepaid expenses	(2,812)	(2,557)
Income taxes receivable	(1,749)	344
Other current assets	(5,825)	2,110
Other assets and deferred charges	(3,640)	(1,034)
Accounts payable	834	7,086
Accrued liabilities	10,416	7,870
Income taxes payable	16,319	260
Deferred occupancy costs	18,615	12,253
Other liabilities	2,061	1,793

Net cash provided by operating activities	121,589	36,713

Cash flows from investing activities:
Capital expenditures	(118,883)	(91,670)
Proceeds from sales of property and equipment	140	60
Receipts on notes receivable	1,220	—

Net cash used in investing activities	(117,523)	(91,610)

Cash flows from financing activities:
Borrowings under new credit facility	455,000	—
Repayments of new credit facility	(99,875)	—
Borrowings under prior senior credit facility	—	528,675
Repayments of prior senior credit facilities and notes	(430,000)	(544,375)
Debt issuance costs	(3,310)	(8,212)
Proceeds from the issuance of common stock, net of underwriter fees	—	100,659
Payment of costs associated with the issuance of common stock	—	(984)
Proceeds from the sale of treasury stock and exercise of stock options	6,861	—
Excess income tax benefit related to stock-based compensation plans	15,711	—

Net cash provided by (used in) financing activities	(55,613)	75,763

Increase (decrease) in cash and cash equivalents	(51,547)	20,866
Beginning cash and cash equivalents	70,876	38,080

Ending cash and cash equivalents	$19,329	$58,946

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$6,998	$2,900
Cash paid for interest, net of amounts capitalized	$8,838	$23,523
Increase (decrease) in fixed asset accrued liabilities	$6,435	$197
Cash paid for interest and debt fees, related to debt retirement	$32	$18,998
Cash paid for settlement of accreted interest of senior discount notes	$—	$50,193

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1: Description of Business and Basis of Presentation

Description of business and basis of presentation — Dave & Buster’s Entertainment, Inc. (“D&B Entertainment” or the “Company”), is a Delaware corporation headquartered in Dallas, Texas. As of November 1, 2015, Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners, III, L.P. (collectively, the “Oak Hill Funds”) owned approximately 24.1% of the Company’s outstanding stock. Certain members of our Board of Directors and our management control approximately 0.9% of our outstanding stock. The remaining 75.0% is owned by the public.

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

As of November 1, 2015, there were 77 stores in the United States and Canada. During the thirty-nine weeks of fiscal 2015 we opened six new stores, permanently closed our store in Farmingdale (Long Island), New York on February 8, 2015 and closed our store in Williamsville (Buffalo), New York on September 27, 2015. Our store closure in Williamsville, New York was replaced with a new store in Buffalo, New York which opened for business on October 1, 2015. The Buffalo, New York store is included in the six new store openings. On August 12, 2014, we permanently closed our location in Kensington/Bethesda, Maryland.

The following table sets forth our revenues and operating income (loss) for our closed locations for the periods indicated:

		Revenues		Operating Income (Loss)
		Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
Store	Close Date	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Williamsville (Buffalo), New York	September 27, 2015	$4,418	$4,622	$(899)	$368
Farmingdale (Long Island), New York	February 8, 2015	111	6,161	(354)	832
Kensington/Bethesda, Maryland	August 12, 2014	—	5,416	—	851

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

In February 2015, we completed a follow-on offering of 7,590,000 shares of our common stock (including the underwriters overallotment option of 990,000 shares) at a price of $29.50 per share. All of these shares were offered by the selling stockholders. In connection with the offering, 300,151 options were exercised at a weighted average price of $4.49. We issued new shares in satisfaction of this exercise. We received $1,346 upon the exercise of options which were sold as part of this offering.

In May 2015, we completed a follow-on offering of 9,775,000 shares of our common stock (including the underwriters overallotment option of 1,275,000 shares) at a price of $31.50 per share. All of these shares were offered by the selling stockholders. In connection with the offering, 853,155 options were exercised at a weighted average price of $4.46. We issued 604,743 new shares and utilized 248,412 treasury shares in satisfaction of this exercise. We received $3,809 upon the exercise of options which were sold as part of this offering.

On September 30, 2015, we completed a follow-on offering of 6,900,000 shares of our common stock (including the underwriters overallotment option of 900,000 shares) at a price of $37.00 per share. All of these shares were offered by the selling stockholders. In connection with the offering, 366,476 options were exercised at a weighted average price of $4.46. We issued new shares in satisfaction of this exercise. We received $1,633 upon the exercise of options which were sold as part of this offering.

Other current assets—The balance includes construction allowance receivables of $11,376 and $6,839 as of November 1, 2015, and February 1, 2015, respectively, related to our new store openings. All receivable amounts are expected to be collected.

Related party transactions—We have an expense reimbursement agreement with Oak Hill Capital Management, LLC (“Oak Hill Capital”), which provides for the reimbursement of certain costs and expenses. We made payments to Oak Hill Capital of $13 and $44 during the thirteen and thirty-nine weeks ended November 1, 2015, respectively, and $7 and $41 during the thirteen and thirty-nine weeks ended November 2, 2014, respectively. We paid compensation of $77 and $116 during the thirteen and thirty-nine weeks ended November 1, 2015, respectively, and $58 and $176 during the thirteen and thirty-nine weeks ended November 2, 2014, respectively, to David Jones who serves as a senior advisor to the Oak Hill Funds, and Alan Lacy, who served as a senior advisor to the Oak Hill Funds until December 2014.

Interim financial statements — The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the thirteen and thirty-nine weeks ended November 1, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 31, 2016. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended February 1, 2015, included in our Annual Report on Form 10-K as filed with the SEC.

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

Recent accounting pronouncements— In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. This update is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. In August, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation of Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 permits entities to defer and present debt issuance costs related to line-of-credit arrangements as assets. As of November 1, 2015, if we were to adopt ASU 2015-03 and ASU 2015-15, $2,990 of net deferred financing costs would be reclassified from “Other assets and deferred charges” to a reduction in the carrying amount of our debt, of which $2,101 is related to a line-of-credit arrangement, and could be presented as an asset.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following as of:

	November 1, 2015	February 1, 2015
Compensation and benefits	$23,246	$22,735
Deferred amusement revenue	20,972	17,037
Rent	12,335	10,874
Amusement redemption liability	12,011	10,815
Deferred gift card revenue	5,394	6,162
Property taxes	5,334	3,827
Customer deposits	5,216	2,086
Sales and use tax	3,628	5,244
Current portion of long-term insurance reserves	3,361	3,361
Accrued Utilities	2,779	2,327
Other	6,000	4,730

Total accrued liabilities	$100,276	$89,198

Note 3: Long-Term Debt

Long-term debt consists of the following as of:

	November 1, 2015	February 1, 2015
Credit facility - term	$148,125	$—
Credit facility - revolver	207,000	—
July 2014 credit facility	—	430,000

Total debt outstanding	355,125	430,000
Less:
Unamortized debt discount	—	(980)
Current installments	(7,500)	—

Long-term debt, less current installments, net of unamortized discount	$347,625	$429,020

New Credit Facility— On May 15, 2015, we entered into a new senior secured credit facility that provides a $150,000 term loan facility and a $350,000 revolving credit facility (the “Credit Facility”) with a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $10,000 swingline sub-facility. The revolving credit facility is available to provide financing for general purposes. The term loan facility requires quarterly principal payments of $1,875 which began in the third quarter of fiscal 2015 through maturity, when the remaining balance is due. The Credit Facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries.

The initial proceeds of the Credit Facility of $434,000 were used to refinance in full the balance of a prior credit facility of $430,000 (the “July 2014 credit facility”) and to pay related interest and expenses. As a result of the current refinancing, we incurred a loss on extinguishment charge of $6,822, consisting of the write-off of unamortized debt issuance costs, unamortized discount and cash paid for related debt fees. Concurrent with the refinance, we utilized $45,000 of available cash on hand to pay down a portion of the outstanding revolving portion of the Credit Facility.

As of November 1, 2015, we had letters of credit outstanding of $5,185 and $137,815 of borrowing available under our Credit Facility. We believe that the carrying amount of the Credit Facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s Credit Facility was determined to be a Level Two instrument as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under the Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a secured leveraged ratio, at LIBOR plus a spread ranging from 1.50% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on the Credit Facility at November 1, 2015 was 2.20%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.57%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Prior credit facilities—During the second quarter of fiscal 2014, proceeds of $528,675 from the July 2014 credit facility were used to refinance all the outstanding credit facility and note balances at that time and to pay related premiums, interest and expenses of $30,850. The outstanding credit facility and notes at July 25, 2014 included $143,509 on a senior secured credit facility, $200,000 aggregate principal amount of 11.0% senior notes due June 1, 2018, and the outstanding 12.25% senior discount notes due February 15, 2016 (with a $150,193 accreted value as of July 25, 2014). In the third quarter of fiscal 2014, the Company wrote off $1,586 in unamortized debt costs related to the use of IPO proceeds and available cash balances to repay $100,000 principal amount of the July 2014 credit facility and recorded $6 in additional legal expenses in connection with the debt refinancing that took place in second quarter. As a result of the refinancing and prepayment, we incurred a loss on extinguishment charge of $27,578, consisting of premiums for early repayment, additional interest charges, and write-off of unamortized debt issue costs and unamortized discount.

Future debt obligations — The following table sets forth our future debt principal payment obligations as of:

November 1, 2015
1 year or less	$7,500
2 years	7,500
3 years	7,500
4 years	7,500
5 years	325,125
Thereafter	—

Total future payments	$355,125

The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	November 1, 2015	November 2, 2014
D&B Inc debt-based interest expense	$2,052	$5,956
Amortization of issuance cost and discount	171	406
Interest income	(68)	(69)
Less capitalized interest	(87)	(163)
Change in fair value of interest rate cap	116	—

Total interest expense, net	$2,184	$6,130

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	November 1, 2015	November 2, 2014
D&B Inc debt-based interest expense	$9,402	$20,129
D&B Entertainment note interest accretion	—	8,341
Amortization of issuance cost and discount	696	1,962
Gain on early collection of a note receivable	(493)	—
Interest income	(212)	(204)
Less capitalized interest	(452)	(402)
Change in fair value of interest rate cap	116	—

Total interest expense, net	$9,057	$29,826

During fiscal 2015, a note receivable, with an outstanding principal balance of $1,220, was fully collected prior to the scheduled repayment terms. The carrying value of the note was $727, net of discount. Interest expense for the year includes a $493 gain related to the collection of the note receivable.

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate Credit Facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. We have not designated the interest rate cap as a hedge for accounting purposes. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $804 at November 1, 2015, is included in other assets on the balance sheet and was valued using an analysis based on market observable inputs, representing Level Two assets as defined by GAAP. The fair value of the Company’s interest rate cap represents the amount the Company would receive to terminate the contract. For the thirteen and thirty-nine weeks ending November 1, 2015, interest expense includes $116 related to the change in the fair value of the interest rate cap since purchase.

Note 4: Income Taxes

The following table sets forth our provision (benefit) for income taxes for the periods indicated:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	November 1, 2015	November 2, 2014
Current povision (benefit):
Federal	$4,371	$399
State and local	829	842
Foreign	(89)	(3)
Deferred benefit	(2,390)	(3,445)

Total provision (benefit) for income taxes	$2,721	$(2,207)

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	November 1, 2015	November 2, 2014
Current provision (benefit):
Federal	$17,120	$1,381
State and local	4,335	1,953
Foreign	116	237
Deferred benefit	(2,145)	(8,065)

Total provision (benefit) for income taxes	$19,426	$(4,494)

At November 1, 2015, we had a valuation allowance of $842 against our deferred tax assets. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income in the jurisdiction and during periods in which temporary differences become deductible. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income; consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize only a portion of these benefits. Accordingly, we have established a valuation allowance to reduce those deferred tax assets to an amount which we believe will ultimately be realized.

As of November 1, 2015, we had $2,465 remaining available federal tax credit carryovers, including $2,402 of general business credits and $63 of Alternative Minimum Tax (“AMT”) credit carryovers, and $49,336 of state net operating loss carryforwards. There is a 20 year carry-forward on general business credits and AMT credits can be carried forward indefinitely. The general business credits do not begin to expire until 2030 and are expected to be utilized in fiscal 2015 based on current enacted tax laws. As of November 1, 2015, we have no federal net operating loss carryforwards. Generally, state net operating losses can be carried forward 20 years. State net operating loss carryforwards do not begin to expire until 2024. As of November 1, 2015, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. Included in our total valuation allowance is $637 related to state net operating losses that may not be realized.

As of November 1, 2015 and November 2, 2014, the accrued interest and penalties on the unrecognized tax benefits were $388 and $316, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Comprehensive Income (Loss).

We currently anticipate that approximately $14 of unrecognized tax benefits will be settled through federal and state audits or will be recognized as a result of the expiration of statute of limitations during fiscal 2015. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $933 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

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

The following table sets forth our lease commitments as of November 1, 2015:

1 year or less	$71,437
2 years	71,087
3 years	68,133
4 years	63,881
5 years	56,431
Thereafter	469,134

Total future payments	$800,103

As of November 1, 2015 our signed operating lease agreements included our stores in Friendswood (Houston), Texas and Glendale (Phoenix), Arizona which opened for business on November 16, 2015 and November 23, 2015, respectively. We also have signed operating lease agreements for future sites located in San Antonio, Texas and Springfield (Greater DC), Virginia which are expected to open in the fourth quarter of fiscal 2015 and future sites in Capitol Heights (Baltimore), Maryland, Henrietta (Rochester), New York and El Paso, Texas which are expected to open in the first half of fiscal 2016. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of November 1, 2015, we have signed twelve additional lease agreements for future sites. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table.

During the third quarter of fiscal 2015, we purchased two tracts of land for future sites in Florence, Kentucky and Little Rock, Arkansas which are expected to open in the first half of fiscal 2016. The combined purchase price of $7,288 is included in property and equipment.

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

The following tables set forth the computation of EPS, basic and diluted for the periods indicated:

	Thirteen Weeks Ended	Thirteen Weeks Ended
(in thousands, except share and per share data)	November 1, 2015	November 2, 2014
Numerator:
Net income (loss)	$4,554	$(4,607)
Denominator:
Basic weighted average common shares outstanding	41,241,274	34,881,763
Effect of dilutive common shares for equity-based awards	1,697,228	—
Diluted weighted average common shares outstanding	42,938,502	34,881,763
Net income (loss) per share:
Basic	$0.11	$(0.13)
Diluted	$0.11	$(0.13)

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
(in thousands, except share and per share data)	November 1, 2015	November 2, 2014
Numerator:
Net income (loss)	$36,669	$(7,024)
Denominator:
Basic weighted average common shares outstanding	40,775,253	33,763,436
Effect of dilutive common shares for equity-based awards	1,902,554	—
Diluted weighted average common shares outstanding	42,677,807	33,763,436
Net income (loss) per share:
Basic	$0.90	$(0.21)
Diluted	$0.86	$(0.21)

We had approximately 3,160,844 and 4,441,257 time-based and vested performance-based stock option awards outstanding under our stock option plans as of November 1, 2015 and November 2, 2014, respectively, which were included in the computation of dilutive common shares. Unvested performance-based stock options under our stock option plans were not included in the calculation of dilutive common shares as they did not meet the criteria for inclusion per GAAP guidance.

Note 7: Equity-based Compensation

As of November 1, 2015, options to purchase 3,160,844 shares of common stock were outstanding, of which 2,231,941 were vested and 928,903 were unvested. Current unvested options vest over time.

Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience.

For the thirteen and thirty-nine weeks ended November 1, 2015, there were exercises of stock options for 378,544 and 1,531,850 shares, respectively. For the thirteen and thirty-nine weeks ended November 1, 2015, there were forfeitures of stock options for 5,032 shares. There were no stock option grants in the thirteen weeks ended November 1, 2015 and stock option grants of 258,709 in the thirty-nine weeks ended November 1, 2015. All stock options granted during fiscal 2015 are time-based options. There were restricted stock grants during the first quarter of 2015, which included 10,799 time-based shares granted to certain Board of Director members and 60,942 performance-based restricted stock units granted to management and certain other employees of the Company. During the thirteen and thirty-nine weeks ended November 1, 2015 there were forfeitures of performance-based restricted stock units for 1,218 shares.

Restricted shares vest over time or upon the Company achieving certain financial goals. We base the amount of unearned compensation recorded for restricted shares on the market value of the shares on the date of issuance. As of November 1, 2015, we had total unrecognized compensation expense of $6,126, related to unvested stock options and restricted shares, which we expect to recognize over a weighted-average period of 2.2 years.

Total stock-based compensation expense was $969 and $1,361 for the thirteen weeks ended November 1, 2015 and November 2, 2014 and was $2,590 and $1,864 for the thirty-nine weeks ended November 1, 2015 and November 2, 2014, respectively.

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

General

We are a leading owner and operator of high-volume venues in North America that combine dining and entertainment for both adults and families. Founded in 1982, the core of our concept is to offer our customers the opportunity to “Eat Drink Play and Watch” all in one location. Eat and Drink are offered through a full menu of “Fun American New Gourmet” entrées and appetizers and a full selection of non-alcoholic and alcoholic beverages. Our Play and Watch offerings provide an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. Our customer mix skews moderately to males, primarily between the ages of 21 and 39, and we believe we also serve as an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

Our stores average 44,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

As of November 1, 2015, the Company had a total of 41,511,877 common shares outstanding (consisting of 41,501,078 common shares and 10,799 unvested restricted shares). No preferred shares were issued or outstanding. Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners, III, L.P. (collectively, the “Oak Hill Funds”) own approximately 24.1% of our outstanding stock and certain members of our Board of Directors and our management control approximately 0.9% of our outstanding common stock. The remaining 75.0% is owned by the public.

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

We intend for new store expansion to be a key growth driver. Our long-term plan is to open new stores at an annual rate of approximately 10% of our existing stores. During the first thirty-nine weeks of fiscal 2015, the Company opened six new stores including the relocation of an existing store in Williamsville (Buffalo), New York to a new site in the same market. As of November 1, 2015, there were 77 stores in the United States and Canada. Subsequent to the end of our third quarter, we opened new stores in Friendswood (Houston), Texas on November 16, 2015 and Glendale (Phoenix), Arizona on November 23, 2015 and plan to open an additional 2 stores in fiscal 2015. To increase comparable store sales we plan to provide our customers with the latest exciting games by updating approximately 10% of our games each year, leverage the D&B Sports concept by building awareness through national cable advertising and drive customer frequency by enhancing the in-store and out-of-store customer experience via digital and mobile strategic initiatives.

We believe that in addition to the growth potential that exists in North America, the Dave & Buster’s brand can also have significant appeal in certain international markets. We have recently signed a seven store franchise agreement for licensed development in the Middle East, which includes six countries, and we are targeting our first international opening outside of Canada in 2017.

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

In May 2015, we completed a follow-on offering of 9,775,000 shares of our common stock (including the underwriters overallotment option of 1,275,000 shares) at a price of $31.50 per share. All of these shares were offered by the selling stockholders. In connection with the offering, 853,155 options were exercised at a weighted average price of $4.46. We issued 604,743 new shares and utilized 248,412 treasury shares, in satisfaction of this exercise. We received $3,809 upon the exercise of options which were sold as part of this offering.

On September 30, 2015, we completed a follow-on offering of 6,900,000 shares of our common stock (including the underwriters overallotment option of 900,000 shares) at a price of $37.00 per share. All of these shares were offered by the selling stockholders. In connection with the offering, 366,476 options were exercised at a weighted average price of $4.46. We issued new shares in satisfaction of this exercise. We received $1,633 upon the exercise of options which were sold as part of this offering.

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales — Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 59 and 57 stores as of November 1, 2015 and November 2, 2014, respectively. Comparable store sales for the thirteen and thirty-nine weeks ended November 1, 2015 exclude sales from our Williamsville (Buffalo), New York location, which closed and relocated in the third quarter of fiscal 2015, and our Farmingdale (Long Island), New York (“Farmingdale”) location, which permanently closed on February 8, 2015. Fiscal 2014 comparable store sales exclude sales from our Kensington/Bethesda, Maryland (“Bethesda”) location, which permanently closed on August 12, 2014.

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

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarter consists of 13 weeks, except for a 53 week year when the fourth quarter consists of 14 weeks. All references to the third quarter of 2015 relate to the 13 week period ended November 1, 2015. All references to the third quarter of 2014 relate to the 13 week period ended November 2, 2014. All references to the year-to-date fiscal 2015 period relate to the thirty-nine week period ended November 1, 2015. All references to the year-to-date fiscal 2014 period relate to the thirty-nine week period ended November 2, 2014. Both our 2015 fiscal year and 2014 fiscal year consist of 52 weeks. All dollar amounts are presented in thousands, except share and per share amounts.

Key Line Item Descriptions

Revenues — Total revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the thirteen weeks ended November 1, 2015, we derived 31.2% of our total revenue from food sales, 15.4% from beverage sales, 52.7% from amusement sales and 0.7% from other sources. For the thirty-nine weeks ended November 1, 2015, we derived 31.3% of our total revenue from food sales, 14.9% from beverage sales, 53.0% from amusement sales and 0.8% from other sources. Our revenue growth is primarily influenced by the number of new store openings and growth in comparable store revenues. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. Comparable store sales growth can be generated by increases in average dollars spent per customer and improvements in customer traffic.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully licensed facilities, which means that we offer full beverage service, including alcoholic beverages, throughout each store.

Our stores offer an extensive array of amusements and entertainment options, with typically over 150 redemption and simulation games. We also offer traditional pocket billiards and shuffleboard. Redemption games offer our customers the opportunity to win tickets that can be redeemed for prizes in the Winner’s Circle, ranging from branded novelty items to high-end home electronics. Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. We review the amount of game play on existing amusements in an effort to match amusements availability with customer preferences. We intend to continue to invest in new games as they become available and prove to be attractive to our customers. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings including our Eat & Play Combo (a promotion that provides a discounted Power Card in combination with select entrées), Super Charge Power Card offerings (when purchasing or adding value to a Power Card, the customer is given the opportunity to add more chips to the Power Card at a lower cost per chip amount), Half-Price Game Play (every Wednesday, from open to close, we reduce the price of every game in the Midway by one-half), and “Everyone’s a Winner” (a limited-time offer providing a prize to every customer that purchases or adds value to a Power Card in the amount of $10 or more). We also offer various food and beverage discounts during key sports viewing times. In addition, from time to time we have limited time offers which allow our customers to play certain new games for free as a way to introduce those new games.

Our D&B Sports concept, currently incorporated in approximately 70% of our store base, provides an attractive opportunity to market our broader platform to new and existing customers through a year-round calendar of programming and promotions tied to popular sporting events and sport-related activities. Large television screens, comfortable seating, a full menu of food and beverages and artwork often featuring images of local sports teams and sports icons help create an exciting environment for watching sports programming.

The special events portion of our business represented 9.2% of our total revenues for the thirty-nine weeks ended November 1, 2015. We believe our special events business is an important sampling and promotional opportunity for our customers because many customers are experiencing Dave & Buster’s for the first time. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products — Cost of products includes the cost of food, beverages and the Winner’s Circle redemption items. For the thirteen weeks ended November 1, 2015, the cost of food products averaged 27.4% of food revenue and the cost of beverage products averaged 23.9% of beverage revenue. The amusement and other cost of products averaged 12.5% of amusement and other revenues. For the thirty-nine weeks ended November 1, 2015, the cost of food products averaged 27.2% of food revenue and the cost of beverage products averaged 23.7% of beverage revenue. The amusement and other cost of products averaged 12.8% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

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

Depreciation and amortization expense — Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of trademarks with finite lives.

Pre-opening costs — Pre-opening costs include costs associated with the opening and organizing of new stores, including pre-opening rent (rent expense recognized during the period between date of possession and the store’s opening date), staff training and recruiting, and travel costs for employees engaged in such pre-opening activities.

Interest expense — Interest expense includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, net of any interest income earned or interest expense capitalized and the change in the fair value of the interest rate cap.

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

Thirteen Weeks Ended November 1, 2015 Compared to Thirteen Weeks Ended November 2, 2014

Results of operations — The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income (loss).

	Thirteen Weeks Ended November 1, 2015		Thirteen Weeks Ended November 2, 2014
Food and beverage revenues	$89,826	46.6%	$78,179	47.8%
Amusement and other revenues	102,927	53.4	85,295	52.2

Total revenues	192,753	100.0	163,474	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	23,575	26.2	20,249	25.9
Cost of amusement and other (as a percentage of amusement and other revenues)	12,842	12.5	12,091	14.2

Total cost of products	36,417	18.9	32,340	19.8
Operating payroll and benefits	48,048	24.9	41,237	25.2
Other store operating expenses	63,762	33.1	56,298	34.4
General and administrative expenses	12,640	6.6	11,393	7.0
Depreciation and amortization expense	20,032	10.4	17,648	10.8
Pre-opening costs	2,395	1.2	3,650	2.2

Total operating costs	183,294	95.1	162,566	99.4

Operating income	9,459	4.9	908	0.6
Interest expense, net	2,184	1.1	6,130	3.8
Loss on debt retirement	—	—	1,592	1.0

Income (loss) before provision (benefit) for income taxes	7,275	3.8	(6,814)	(4.2)
Provision (benefit) for income taxes	2,721	1.4	(2,207)	(1.4)

Net income (loss)	$4,554	2.4%	$(4,607)	(2.8)%

Change in comparable store sales (1)		8.8%		8.7%
Company owned stores open at end of period (2)		77		70
Comparable stores open at end of period (1)		59		57

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Fiscal 2015 comparable stores exclude our Williamsville (Buffalo), New York location, which closed and relocated during the third quarter of fiscal 2015, and our Farmingdale location, which permanently closed on February 8, 2015. Fiscal 2014 comparable stores exclude our Bethesda location, which permanently closed on August 12, 2014.
(2)	Our fiscal 2015 store count excludes our Williamsville, Farmingdale and Bethesda locations. Our Fiscal 2014 store count excludes our Bethesda location.

Reconciliations of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended November 1, 2015	Thirteen Weeks Ended November 2, 2014
Net income (loss)	$4,554	$(4,607)
Interest expense, net	2,184	6,130
Loss on debt retirement	—	1,592
Provision (benefit) for income tax	2,721	(2,207)
Depreciation and amortization expense	20,032	17,648

EBITDA	29,491	18,556
Loss on asset disposal (1)	296	645
Currency transaction loss (2)	8	16
Reimbursement of affiliate and other expenses (3)	10	169
Transaction and other costs (4)	915	355
Share-based compensation (5)	969	1,361
Pre-opening costs (6)	2,395	3,650
Change in deferred amusement revenue and ticket liability (7)	414	(169)

Adjusted EBITDA	$34,498	$24,583

Adjusted EBITDA Margin	17.9%	15.0%

(1)	Represents the net book value of assets (less proceeds received) disposed of during the period. Primarily relates to assets replaced in the ongoing operation of business.
(2)	Represents the effect of foreign currency transaction losses related to our store in Canada.
(3)	Represents expenses incurred to reimburse our Board of Directors and certain non-recurring payments to management and compensation consultants.
(4)	Primarily represents costs related to capital market transactions and store closure costs.
(5)	Represents stock compensation expense under our 2010 Stock Incentive Plan and 2014 Stock Incentive Plan.
(6)	Represents costs incurred prior to the opening of our new stores.
(7)	Represents increases or (decreases) to accrued liabilities established for future amusement games play and the fulfillment of tickets won by customers on our redemption games.

Reconciliations of Non-GAAP Financial Measures – Store-level EBITDA

The following table reconciles EBITDA to Store-level EBITDA for the periods indicated:

	Thirteen Weeks Ended November 1, 2015	Thirteen Weeks Ended November 2, 2014
EBITDA	$29,491	$18,556
General and administrative expenses	12,640	11,393
Pre-opening costs	2,395	3,650

Store-level EBITDA	$44,526	$33,599

Store-level EBITDA Margin	23.1%	20.6%

Capital additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for tenant improvement allowances received or receivable from landlords.

	Thirteen Weeks Ended November 1, 2015	Thirteen Weeks Ended November 2, 2014
New stores	$33,204	$32,951
Operating initiatives, including remodels	2,991	2,035
Games	1,152	561
Maintenance capital	4,281	3,595

Total capital additions	$41,628	$39,142

Tenant improvement allowances	$9,073	$7,401

Revenues

Total revenues increased $29,279, or 17.9%, in the third quarter of 2015 compared to the third quarter of 2014.

The increased revenues were derived from the following sources:

Comparable stores	$12,333
Non-comparable stores	16,830
Other	116

Total	$29,279

Comparable store revenue increased $12,333, or 8.8%, in the third quarter of 2015 compared to the third quarter of 2014. Comparable store walk-in revenues, which accounted for 90.1% of consolidated comparable store revenue in the third quarter of 2015, increased $11,764, or 9.4% compared to the third quarter of 2014. Comparable store special events revenues, which accounted for 9.9% of consolidated comparable store revenue in the third quarter of 2015, increased $569 or 3.9% compared to the third quarter of 2014. The increase in comparable store revenue over prior year can be credited to many factors including expanded customer appeal as a result of our remodeling initiatives, the addition of and focus on sports viewing, and media efficiencies which encompass the success of our “New News” program, which features our new offerings in each of the “Eat Drink Play and Watch” pillars through national advertising.

Food sales at comparable stores increased by $3,234, or 7.3%, to $47,845 in the third quarter of 2015 from $44,611 in the third quarter of 2014. Beverage sales at comparable stores increased by $918, or 4.1%, to $23,499 in the third quarter of 2015 from $22,581 in the third quarter of 2014. Comparable store amusement and other revenues in the third quarter of 2015 increased by $8,181, or 11.2%, to $81,007 from $72,826 in the third quarter of 2014. The growth over 2014 in amusement sales was driven by national advertising which highlighted our games.

Non-comparable store revenue increased $16,830, or 72.7%, in the third quarter of 2015 compared to the third quarter of 2014. The increase in non-comparable store revenue was primarily driven by 118 additional store weeks contributed by our 2014 and 2015 openings compared to fiscal 2014, and partially offset by a decrease in revenue due to the closure of our Bethesda and Farmingdale locations on August 12, 2014 and February 8, 2015, respectively.

Our revenue mix was 31.2% for food, 15.4% for beverage, and 53.4% for amusements and other for the third quarter of 2015. This compares to 31.8%, 16.0%, and 52.2%, respectively, for the third quarter of 2014.

Cost of products

The total cost of products was $36,417 for the third quarter of fiscal 2015 and $32,340 for the third quarter of fiscal 2014. The total cost of products as a percentage of total revenues was 18.9% and 19.8% for the third quarter of fiscal 2015 and third quarter of fiscal 2014, respectively.

Cost of food and beverage products increased to $23,575 in the third quarter of 2015 compared to $20,249 in the third quarter of 2014 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 30 basis points to 26.2% for the third quarter of 2015 from 25.9% for the third quarter of 2014. The increase in the cost of food and beverage as a percentage of revenues is primarily due to increased cost in our meat and poultry categories partially offset by savings in seafood.

Cost of amusement and other increased to $12,842 in the third quarter of 2015 compared to $12,091 in the third quarter of 2014. The costs of amusement and other, as a percentage of amusement and other revenues decreased 170 basis points to 12.5% for the third quarter of 2015 from 14.2% for the third quarter of 2014. This decrease was due to a shift in game play from redemption to simulation and supplies savings resulting from the company wide rollout of our “e-ticket” initiative. The e-ticket option allows customers to have tickets won from game play stored automatically on their Power Cards instead of receiving paper tickets. Cost reductions resulting from this initiative were partially offset by an increase in accrued liabilities established for future fulfillment of tickets won by customers on our redemption games.

Operating payroll and benefits

Operating payroll and benefits increased by $6,811 or 16.5%, to $48,048 in the third quarter of 2015 compared to $41,237 in the third quarter of 2014, primarily due to new store openings and increased incentive compensation for performance. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 30 basis points to 24.9% for the third quarter of 2015 from 25.2% in the third quarter of 2014 as a result of leverage on increased sales.

Other store operating expenses

Other store operating expenses increased by $7,464, or 13.3%, to $63,762, in the third quarter of 2015 compared to $56,298 in the third quarter of 2014, primarily due to new store openings. Other store operating expenses as a percentage of total revenues decreased 130 basis points to 33.1% in the third quarter of 2015 compared to 34.4% for the same period of 2014, due primarily to favorable leverage of operating costs on increased revenue.

General and administrative expenses

General and administrative expenses increased by $1,247, or 10.9%, to $12,640 in the third quarter of 2015 compared to $11,393 in the third quarter of 2014. The increase in general and administrative expenses was primarily driven by professional fees associated with post-IPO public company costs and international development initiatives. General and administrative expenses, as a percentage of total revenues, decreased 40 basis points to 6.6% in the third quarter of 2015 compared to 7.0% in the same period of 2014, primarily due to the leveraging impact of higher store sales.

Depreciation and amortization expense

Depreciation and amortization expense increased by $2,384, or 13.5%, to $20,032 in the third quarter of 2015 compared to $17,648 in the third quarter of 2014. Increased depreciation due to our 2014 and 2015 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs decreased by $1,255 to $2,395 in the third quarter of 2015 compared to $3,650 in the third quarter of 2014 due to the number and timing of new store openings.

Interest expense

Interest expense decreased by $3,946 to $2,184 in the third quarter of 2015 compared to $6,130 in the third quarter of 2014 due to the May 2015 refinancing and the use of IPO proceeds to repay debt in October 2014, described in “Liquidity and Capital Resources” and “Cash Flows”.

Loss on debt retirement

In the third quarter of 2014 the Company wrote off $1,586 in unamortized debt costs related to the use of IPO proceeds and available cash balances to repay $100,000 principal amount of our July 2014 credit facility and recorded $6 in additional legal expenses.

Income tax provision (benefit)

Income tax provision for the third quarter of fiscal 2015 was $2,721 compared to an income tax benefit of $2,207 for the third quarter of fiscal year 2014. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain income and expense items which are not recognized for income tax purposes.

As of November 1, 2015, we had $2,465 remaining available federal tax credit carryovers, including $2,402 of general business credits and $63 of Alternative Minimum Tax (“AMT”) credit carryovers, and $49,336 of state net operating loss carryforwards. There is a 20-year carry-forward on general business credits and AMT credits can be carried forward indefinitely. The general business credits do not begin to expire until 2030 and are expected to be utilized in 2015 based on current enacted tax laws. As of November 1, 2015, we have no federal net operating loss carryforwards. Generally, state net operating losses can be carried forward 20 years. State operating loss carryforwards do not begin to expire until 2024. As of November 1, 2015, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. Included in our total valuation allowance is $637 related to state net operating losses that may not be realized.

According to ASC 740, Accounting for Uncertainty in Income Taxes, the recognition of income tax benefits is limited to those items that meet the “more likely than not” threshold on the effective date. As of November 1, 2015, we have accrued approximately $1,059 of unrecognized tax benefits and approximately $388 of penalties and interest. During the third quarter of fiscal 2015, we increased our unrecognized provision by $189 and increased our accrual for interest and penalties by $17. Because of the impact of deferred tax accounting, $933 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file a consolidated income tax return with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2010.

Thirty-nine Weeks Ended November 1, 2015 Compared to Thirty-nine Weeks Ended November 2, 2014

Results of operations — The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income (loss).

	Thirty-Nine Weeks Ended November 1, 2015		Thirty-Nine Weeks Ended November 2, 2014
Food and beverage revenues	$292,604	46.2%	$256,077	47.4%
Amusement and other revenues	340,163	53.8	283,605	52.6

Total revenues	632,767	100.0	539,682	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	76,235	26.1	65,939	25.7
Cost of amusement and other (as a percentage of amusement and other revenues)	43,682	12.8	39,335	13.9

Total cost of products	119,917	19.0	105,274	19.5
Operating payroll and benefits	147,121	23.3	126,357	23.4
Other store operating expenses	188,769	29.7	170,440	31.6
General and administrative expenses	38,985	6.2	31,462	5.8
Depreciation and amortization expense	58,247	9.2	52,321	9.7
Pre-opening costs	7,754	1.2	7,942	1.5

Total operating costs	560,793	88.6	493,796	91.5

Operating income	71,974	11.4	45,886	8.5
Interest expense, net	9,057	1.4	29,826	5.5
Loss on debt retirement	6,822	1.1	27,578	5.1

Income (loss) before provistion (benefit) for income taxes	56,095	8.9	(11,518)	(2.1)
Provision (benefit) for income taxes	19,426	3.1	(4,494)	(0.8)

Net income (loss)	$36,669	5.8%	$(7,024)	(1.3)%

Change in comparable store sales (1)		10.0%		6.2%
Company owned stores open at end of period (2)		77		70
Comparable stores open at end of period (1)		59		57

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Fiscal 2015 comparable stores exclude our Williamsville (Buffalo), New York location, which closed and relocated in the third quarter of fiscal 2015, and our Farmingdale location, which permanently closed on February 8, 2015. Fiscal 2014 comparable stores exclude our Bethesda location, which permanently closed on August 12, 2014.
(2)	Our fiscal 2015 store count excludes our Williamsville, Farmingdale and Bethesda locations. Our Fiscal 2014 store count excludes our Bethesda location.

Reconciliations of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Thirty-Nine Weeks Ended November 1, 2015	Thirty-Nine Weeks Ended November 2, 2014
Net income (loss)	$36,669	$(7,024)
Interest expense, net	9,057	29,826
Loss on debt retirement	6,822	27,578
Provision (benefit) for income tax	19,426	(4,494)
Depreciation and amortization expense	58,247	52,321

EBITDA	130,221	98,207
Loss on asset disposal (1)	1,165	1,267
Currency transaction loss (gain) (2)	6	(4)
Reimbursement of affiliate and other expenses (3)	40	472
Transaction and other costs (4)	2,173	1,516
Share-based compensation (5)	2,590	1,864
Pre-opening costs (6)	7,754	7,942
Change in deferred amusement revenue and ticket liability (7)	5,131	2,378

Adjusted EBITDA	$149,080	$113,642

Adjusted EBITDA Margin	23.6%	21.1%

(1)	Represents the net book value of assets (less proceeds received) disposed of during the period. Primarily relates to assets replaced in the ongoing operation of business.
(2)	Represents the effect of foreign currency transaction losses (gains) related to our store in Canada.
(3)	Represents expenses incurred to reimburse our Board of Directors and certain non-recurring payments to management and compensation consultants.
(4)	Primarily represents costs related to capital market transactions and store closure costs.
(5)	Represents stock compensation expense under our 2010 Stock Incentive Plan and 2014 Stock Incentive Plan.
(6)	Represents costs incurred prior to the opening of our new stores.
(7)	Represents increases or (decreases) to accrued liabilities established for future amusement games play and the fulfillment of tickets won by customers on our redemption games.

Reconciliations of Non-GAAP Financial Measures – Store-level EBITDA

The following table reconciles EBITDA to Store-level EBITDA for the periods indicated:

	Thirty-Nine Weeks Ended November 1, 2015	Thirty-Nine Weeks Ended November 2, 2014
EBITDA	$130,221	$98,207
General and administrative expenses	38,985	31,462
Pre-opening costs	7,754	7,942

Store-level EBITDA	$176,960	$137,611

Store-level EBITDA Margin	28.0%	25.5%

Capital additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for tenant improvement allowances received or receivable from landlords.

	Thirty-Nine Weeks Ended November 1, 2015	Thirty-Nine Weeks Ended November 2, 2014
New stores	$85,418	$63,033
Operating initiatives, including remodels	21,785	11,955
Games	9,624	8,162
Maintenance capital	8,491	8,717

Total capital additions	$125,318	$91,867

Tenant improvement allowances	$21,845	$14,855

Revenues

Total revenues increased $93,085, or 17.2%, in the thirty-nine weeks ended November 1, 2015 compared to the thirty-nine weeks ended November 2, 2014.

The increased revenues were derived from the following sources:

Comparable stores	$46,737
Non-comparable stores	47,751
Other	(1,403)

Total	$93,085

Comparable store revenue increased $46,737, or 10.0%, in the thirty-nine weeks ended November 1, 2015 compared to the thirty-nine weeks ended November 2, 2014. Comparable store walk-in revenues, which accounted for 90.3% of consolidated comparable store revenue in the thirty-nine weeks ended November 1, 2015, increased $45,094, or 10.7% compared to the thirty-nine weeks ended November 2, 2014. Comparable store special events revenues, which accounted for 9.7% of consolidated comparable store revenue in the thirty-nine weeks ended November 1, 2015, increased $1,643 or 3.4% compared to the thirty-nine weeks ended November 2, 2014. The increase in comparable store revenue over prior year can be credited to many factors including expanded customer appeal as a result of our remodeling initiatives, the addition of and focus on sports viewing, and media efficiencies which encompass the success of our “New News” program, which features our new offerings in each of the “Eat Drink Play and Watch” pillars through national advertising and the utilization of new media outlets.

Food sales at comparable stores increased by $10,192, or 6.7%, to $161,342 in the thirty-nine weeks ended November 1, 2015 from $151,150 in the thirty-nine weeks ended November 2, 2014. Beverage sales at comparable stores increased by $4,942, or 6.9%, to $76,332 in the thirty-nine weeks ended November 1, 2015 from $71,390 in the thirty-nine weeks ended November 2, 2014. Comparable store amusement and other revenues in the thirty-nine weeks ended November 1, 2015 increased by $31,603, or 12.8%, to $278,324 from $246,721 in the thirty-nine weeks ended November 2, 2014. The growth over 2014 in amusement sales was driven by additional national advertising which highlighted our games, including exclusive game launches, and a continued succession of game promotions with the return of our “Everyone’s a Winner” and our “Summer of Games” campaigns.

Non-comparable store revenue increased $47,751, or 66.5%, in the thirty-nine weeks ended November 1, 2015 compared to the thirty-nine weeks ended November 2, 2014. The increase in non-comparable store revenue was primarily driven by 323 additional store weeks contributed by our 2014 and 2015 openings compared to fiscal 2014, and partially offset by a decrease in revenue due to the closure of our Bethesda and Farmingdale locations on August 12, 2014 and February 8, 2015, respectively.

Our revenue mix was 31.3% for food, 14.9% for beverage, and 53.8% for amusements and other for the thirty-nine weeks ended November 1, 2015. This compares to 32.3%, 15.1%, and 52.6%, respectively, for the thirty-nine weeks ended November 2, 2014.

Cost of products

The total cost of products was $119,917 for the thirty-nine week ended November 1, 2015 and $105,274 for the thirty-nine weeks ended November 2, 2014. The total cost of products as a percentage of total revenues was 19.0% and 19.5% for the thirty-nine weeks ended November 1, 2015 and November 2, 2014, respectively.

Cost of food and beverage products increased to $76,235 in the thirty-nine weeks ended November 1, 2015 compared to $65,939 in the thirty-nine weeks ended November 2, 2014 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 40 basis points to 26.1% for the thirty-nine weeks ended November 1, 2015 from 25.7% for the thirty-nine weeks ended November 2, 2014. The increase in the cost of food and beverage as a percentage of revenues is primarily due to increased cost in our meat and poultry categories partially offset by savings in seafood.

Cost of amusement and other increased to $43,682 in the thirty-nine weeks ended November 1, 2015 compared to $39,335 in the thirty-nine weeks ended November 2, 2014. The cost of amusement and other, as a percentage of amusement and other revenues decreased 110 basis points to 12.8% for the thirty-nine weeks ended November 1, 2015 from 13.9% for the thirty-nine weeks ended November 2, 2014. This decrease was due to a shift in game play from redemption to simulation and supplies savings resulting from the company wide rollout of our “e-ticket” initiative. The e-ticket option allows customers to have tickets won from game play stored automatically on their Power Cards instead of receiving paper tickets. Cost reductions resulting from this initiative were partially offset by an increase in accrued liabilities established for future fulfillment of tickets won by customers on our redemption games.

Operating payroll and benefits

Operating payroll and benefits increased by $20,764 or 16.4%, to $147,121 in the thirty-nine weeks ended November 1, 2015 compared to $126,357 in the thirty-nine weeks ended November 2, 2014, primarily due to new store openings and increased incentive compensation for performance. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 10 basis points to 23.3% in the thirty-nine weeks ended November 1, 2015 compared to 23.4% in the thirty-nine weeks ended November 2, 2014.

Other store operating expenses

Other store operating expenses increased by $18,329, or 10.8%, to $188,769, in the thirty-nine weeks ended November 1, 2015 compared to $170,440 in the thirty-nine weeks ended November 2, 2014, primarily due to new store openings. Other store operating expenses as a percentage of total revenues decreased 190 basis points to 29.7% in the thirty-nine weeks ended November 1, 2015 compared to 31.6% for the same period of 2014, due primarily to favorable leverage of operating costs on increased revenue.

General and administrative expenses

General and administrative expenses increased by $7,523, or 23.9%, to $38,985 in the thirty-nine weeks ended November 1, 2015 compared to $31,462 in the thirty-nine weeks ended November 2, 2014. The increase in general and administrative expenses was driven by increased incentive compensation and labor costs at our corporate headquarters, increased stock-based compensation due to options granted since the third quarter of fiscal 2014, costs associated with our three fiscal 2015 follow-on offerings and professional fees associated with post-IPO public company costs and international development initiatives. General and administrative expenses, as a percentage of total revenues, increased 40 basis points to 6.2% in the thirty-nine weeks ended November 1, 2015 compared to 5.8% in the same period of 2014 for the same reasons noted above.

Depreciation and amortization expense

Depreciation and amortization expense increased by $5,926, or 11.3%, to $58,247 in the thirty-nine weeks ended November 1, 2015 compared to $52,321 in the thirty-nine weeks ended November 2, 2014. Increased depreciation due to our 2014 and 2015 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs decreased by $188 to $7,754 in the thirty-nine weeks ended November 1, 2015 compared to $7,942 in the thirty-nine weeks ended November 2, 2014 due to the number and timing of new store openings.

Interest expense

Interest expense decreased by $20,769 to $9,057 in the thirty-nine weeks ended November 1, 2015 compared to $29,826 in the thirty-nine weeks ended November 2, 2014 due to the two refinancings and use of IPO proceeds to repay debt described in “Liquidity and Capital Resources” and “Cash Flows”.

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

In the second quarter of 2014 the Company recorded a charge of $25,986 in connection with the July 2014 refinancing. This charge includes non-cash charges of $6,994 resulting from the write-off of certain unamortized debt issuance costs and the unamortized discount associated with the outstanding prior credit facility at that time, $12,833 related to the early redemption of the 11.0% senior notes, $6,124 related to the early redemption of the 12.25% senior discount notes and $35 of legal expenses. In the third quarter of 2014 the Company wrote off $1,586 in unamortized debt costs related to the use of IPO proceeds and available cash balances to repay $100,000 principal amount of our July 2014 credit facility and recorded a $6 in additional legal expenses.

Income tax provision (benefit)

Income tax provision (benefit) for the thirty-nine weeks ended November 1, 2015 was $19,426 compared to an income tax benefit of $4,494 for the thirty-nine weeks ended November 2, 2014. Our effective tax rate differs from the statutory rate due to the deduction for FICA tip credits, state income taxes, the impact of certain expenses, which are not deductible for income tax purposes.

As of November 1, 2015, we estimate that we have available $2,465 federal tax credit carryovers, including $2,402 of general business credits and $63 of AMT credit carryovers, and $49,336 of state net operating loss carryforwards. There is a 20-year carry-forward on general business credits and AMT credits can be carried forward indefinitely. The general business credits do not begin to expire until 2030 and are expected to be utilized in 2015 based on current enacted tax laws. As of November 1, 2015, we have no federal net operating loss carryforwards. Generally, state net operating losses can be carried forward 20 years. State operating loss carryforwards do not begin to expire until 2024. As of November 1, 2015, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. Included in our total valuation allowance is $637 related to state net operating losses that may not be realized.

According to ASC 740, Accounting for Uncertainty in Income Taxes, the recognition of income tax benefits is limited to those items that meet the “more likely than not” threshold on the effective date. As of November 1, 2015, we have accrued approximately $1,059 of unrecognized tax benefits and approximately $388 of penalties and interest. During fiscal 2015, we increased our unrecognized provision by $493 and increased our accrual for interest and penalties by $50. Because of the impact of deferred tax accounting, $933 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file a consolidated income tax return with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2010.

Liquidity and Capital Resources

We finance our activities through cash flow from operations and availability under our revolving credit facility. As of November 1, 2015, we had cash and cash equivalents of $19,329, net working capital deficit of $53,937 and outstanding debt obligations of $355,125. We also had $137,815 in borrowing availability under our Credit Facility.

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

As of November 1, 2015, we expect our short-term liquidity requirements to include (a) approximately $142,000 to $152,000 of capital additions (net of tenant improvement allowances from landlords), (b) scheduled debt service payments under our Credit Facility of $15,316 including interest payments of $7,816 (c) lease obligation payments of $71,437 and (d) estimated cash income tax payments of approximately $46,000.

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

Indebtedness

New Credit Facility. On May 15, 2015, we entered into the Credit Facility which provides a $150,000 term loan facility and a $350,000 revolving credit facility with a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $10,000 swingline sub-facility. The revolving facility will be used to provide financing for general purposes. The term loan facility requires quarterly principal pay downs of $1,875 which began in the third quarter of fiscal 2015 through maturity, when the remaining balance is due. The Credit Facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries.

The initial proceeds of the Credit Facility of $434,000 were used to refinance in full the July 2014 credit facility (of which $430,000 was outstanding) and to pay related interest and expenses. As a result of the refinancing, we incurred a loss on extinguishment charge of $6,822, consisting of the write-off of unamortized debt issuance costs, unamortized discount and cash paid for related debt fees. Concurrent with the refinance, we utilized $45,000 of available cash on hand to pay down a portion of the outstanding revolving portion of the Credit Facility.

As of November 1, 2015, we had letters of credit outstanding of $5,185 and $137,815 of borrowing available under our Credit Facility. We believe that the carrying amount of our Credit Facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s Credit Facility was determined to be a Level Two instrument as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under our Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a secured leveraged ratio, at LIBOR plus a spread ranging from 1.5% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on the Credit Facility at November 1, 2015 was 2.20%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.57%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate Credit Facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. We have not designated the interest rate cap as a hedge for accounting purposes. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $804 at November 1, 2015, is included in other assets on the balance sheet and was valued using an analysis based on market observable inputs, representing Level Two assets as defined by GAAP. The fair value of the Company’s interest rate cap represents the amount the Company would receive to terminate the contract. For the thirteen and thirty-nine weeks ending November 1, 2015, interest expense includes $116 related to the change in the fair value of the interest rate cap since purchase.

Prior credit facilities. During the second quarter of fiscal 2014, proceeds of $528,675 from the July 2014 credit facility were used to refinance all the outstanding credit facility and note balances at that time and to pay related premiums, interest and expenses of $30,850. The outstanding credit facility and notes at July 25, 2014 included $143,509 on a senior secured credit facility, $200,000 aggregate principal amount of 11.0% senior notes due June 1, 2018, and the outstanding 12.25% senior discount notes due February 15, 2016 (with a $150,193 accreted value as of July 25, 2014). In the third quarter of fiscal 2014, the Company wrote off

$1,586 in unamortized debt costs related to the use of IPO proceeds and available cash balances to repay $100,000 principal amount of the July 2014 credit facility and recorded $6 in additional legal expenses in connection with the debt refinancing that took place in second quarter. As a result of the refinancing and prepayment, we incurred a loss on extinguishment charge of $27,578, consisting of premiums for early repayment, additional interest charges, and write-off of unamortized debt issue costs and unamortized discount.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirty-Nine Weeks Ended November 1, 2015	Thirty-Nine Weeks Ended November 2, 2014
Net cash provided by (used in):
Operating activities	$121,589	$36,713
Investing activities	(117,523)	(91,610)
Financing activities	(55,613)	75,763

Net cash provided by operating activities was $121,589 for the thirty-nine weeks ended November 1, 2015 compared to $36,713 for the thirty-nine weeks ended November 2, 2014. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales, increased comparable store sales and improved operating margins and the absence of a $50,193 payment of accrued interest which occurred in the thirty-nine weeks ended November 2, 2014.

Net cash used in investing activities was $117,523 for the thirty-nine weeks ended November 1, 2015 compared to $91,610 for the thirty-nine weeks ended November 2, 2014. Capital expenditures increased $27,213 to $118,883 (excluding the increase in fixed asset accrued liabilities of approximately $6,435) in the first thirty-nine weeks of fiscal 2015 from $91,670 in the first thirty-nine weeks of fiscal 2014 primarily due to new store openings. During the first thirty-nine weeks of fiscal 2015, the Company spent approximately $81,170 ($59,325 net of tenant improvement allowances from landlords) for new store construction, $11,576 related to a major remodel project on three existing stores and several smaller scale remodel projects, $8,005 on operating improvement initiatives, $8,852 for game refreshment and $9,280 for maintenance capital. New store capital expenditures increased $22,657 due mainly to the timing of new store openings.

Net cash used in financing activities was $55,613 for the thirty-nine weeks ended November 1, 2015 compared to cash provided by financing activities of $75,763 for the thirty-nine weeks ended November 2, 2014. Net cash used in financing activities during the current fiscal year reflects the impact of our May 15, 2015 debt refinancing and subsequent activity which resulted in a $74,875 net reduction to our outstanding long-term debt during the thirty-nine week period ended November 1, 2015. Net cash used for debt reduction was partially offset by proceeds from stock option exercises and excess income tax benefits related to stock compensation plans.

Cash provided by financing activities during the thirty-nine weeks ended November 2, 2014 reflects the impact of a debt refinancing which was completed on July 14, 2014. In connection with the 2014 debt refinancing we received proceeds of $528,675, net of a $1,325 discount from a term loan facility. Proceeds from the term loan facility were used to repay $143,509 principal balance of a prior senior secured credit facility, repay $200,000 principal balance of senior notes, repay $100,000 of senior discount notes and pay $8,212 in expenses associated with the 2014 debt refinancing. Additionally, in the third quarter of 2014 the Company used a portion of IPO proceeds and available cash balances to repay $100,000 principal amount of our July 2014 credit facility.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $174,000 and $179,000 ($144,000 to $149,000 net of tenant improvement allowances from landlords) in capital additions during fiscal 2015. The fiscal 2015 additions are expected to include approximately $151,000 to $156,000 ($121,000 to $126,000 net of tenant improvement allowances from landlords) for new store construction and operating improvement initiatives, including three store remodels, $10,000 for game refreshment and $13,000 in maintenance capital. A portion of the 2015 new store spend is related to stores that will be under construction in 2015 but will not be open until 2016.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of November 1, 2015:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Credit Facility (1)	$355,125	$7,500	$15,000	$332,625	$—
Interest requirements (2)	34,235	7,816	15,275	11,144	—
Operating leases (3)	800,103	71,437	139,220	120,312	469,134

Total	$1,189,463	$86,753	$169,495	$464,081	$469,134

(1)	The Credit Facility includes a $150,000 term loan facility and $350,000 revolving credit facility, a letter of credit sub-facility, and a swingline sub-facility. As of November 1, 2015, we had borrowings of $207,000 under the revolving credit facility, borrowings of $148,125 under the term facility and $5,185 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect at November 1, 2015.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above. We do not have any remaining options to extend the lease terms of two leases which expire in 2019 and one other lease which expires in 2020. All of our other leases include renewal options that give us the opportunity to extend the lease terms beyond 2020.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. In August, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation of Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 permits entities to defer and present debt issuance costs related to line-of-credit arrangements as assets. As of November 1, 2015, if we were to adopt ASU 2015-03 and ASU 2015-15, $2,990 of net deferred financing costs would be reclassified from “Other assets and deferred charges” to a reduction in the carrying amount of our debt, of which $2,101 is related to a line-of-credit arrangement, and could be presented as an asset.

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

As of the end of our second quarter, the market value of our common stock held by non-affiliates exceeded $700,000. As such, we will cease to be an “emerging growth company” at the conclusion of fiscal 2015, and will instead be considered a “large accelerated filer”.

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

Interest Rate Risk

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. Borrowings pursuant to our Credit Facility bear interest at floating rate based on LIBOR, plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate Credit Facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. As of November 1, 2015, LIBOR was .19%. We estimate that a hypothetical 25 basis point increase in LIBOR would increase our annualized interest expense by approximately $870.

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

Internal Controls Over Financial Reporting

There were no significant changes in our internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our third quarter ended November 1, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report as filed on Form 10-K on April 7, 2015, other than the addition of the following risk factor.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on our business and stock price.

We are required to comply with certain SEC rules that implement Sections 302 and 404 of Sarbanes-Oxley, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose changes made in our internal control procedures on a quarterly basis, we take advantage of certain exceptions from reporting requirements that are available to “emerging growth companies” under the JOBS Act, each independent registered public accounting firm that performs an audit for us has not been required to attest to and report on our annual assessment of our internal controls over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. As of August 2, 2015, the market value of our common stock held by non-affiliates exceeded $700 million. As such, we will cease to be an “emerging growth company” at the conclusion of fiscal 2015. While we expect to be ready to comply with Section 404 of Sarbanes-Oxley by the applicable deadline, we cannot assure you that this will be the case. Furthermore, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of Sarbanes-Oxley. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. If we are not able to implement the requirements of Section 404 of Sarbanes-Oxley in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have a material adverse effect on our business, prospects, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Offering of Common Stock

On September 30, 2015, we completed a follow-on offering of 6,900,000 shares of our common stock (including the underwriters overallotment option of 900,000 shares) at a price of $37.00 per share. All of these shares were offered by the selling stockholders. In connection with the offering, 366,476 options were exercised at a weighted average price of $4.46. We issued new shares in satisfaction of this exercise. We received $1,633 upon the exercise of options which were sold as part of this offering.

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

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: December 8, 2015	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: December 8, 2015	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer