Form 10-K
period 2016-01-31
Dave & Buster's Entertainment, Inc.
filed 2016-03-29
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED January 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2015, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $938,260,000.

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of March 24, 2016, was 41,666,752 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates certain information by reference from the registrant’s definitive proxy statement for its 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended January 31, 2016.

DAVE & BUSTER’S ENTERTAINMENT, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JANUARY 31, 2016

PART I

ITEM 1.	BUSINESS

Our Company & History

References to the “Company,” “we,” “us,” “our” and “Dave & Buster’s” in this Annual Report on Form 10-K (the “Report”) are references to Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) and its subsidiaries.

We are a leading owner and operator of high-volume entertainment and dining venues under the name “Dave & Buster’s”. The core of our concept is to offer our customers the opportunity to “Eat Drink Play and Watch” all in one location. Eat and Drink is offered through a full menu of “Fun American New Gourmet” entrées and appetizers and a full selection of non-alcoholic and alcoholic beverages. Our Play and Watch offerings provide an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. Our customer mix skews moderately to males, primarily between the ages of 21 and 39, and we believe we also serve as an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2015, 2014, 2013, 2012 and 2011, which ended on January 31, 2016, February 1, 2015, February 2, 2014, February 3, 2013 and January 29, 2012, respectively, each contained 52 weeks except fiscal 2012, which contained 53 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

We opened our first store in Dallas, Texas in 1982 and since then we have expanded our portfolio nationally to 81 stores across 30 states and Canada as of January 31, 2016, adding ten new stores during fiscal 2015. Comparable store data presented in this Report relates to stores open at least 18 months as of the beginning of each of the relevant fiscal years and excludes information for our franchised store located in Ontario, Canada, which ceased operations on May 31, 2013. Our Farmingdale (Long Island), New York (“Farmingdale”) store, which closed on February 8, 2015, and our Williamsville (Buffalo), New York location, which closed on September 27, 2015, are not included in comparable store data for fiscal 2015. Our store closure in Williamsville, New York was replaced with a new store in Buffalo, New York which opened for business on October 1, 2015, and is included in the ten new store openings. Our average revenues per comparable store were $11,801 in fiscal 2015. Subsequent to January 31, 2016, we opened a location in Rochester, New York on March 7, 2016.

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

On June 1, 2010, D&B Entertainment, a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”) acquired all of the outstanding common stock of D&B Holdings from Wellspring and HBK. In connection therewith, Games Merger Corp., a newly-formed Missouri corporation and an indirect wholly owned subsidiary of D&B Entertainment, merged with and into D&B Holdings’ wholly owned subsidiary, D&B Inc (with D&B Inc being the surviving corporation in the merger). D&B Entertainment has no material assets or operations other than 100% ownership of the outstanding common stock of D&B Holdings, which owns 100% of the outstanding common stock of D&B Inc, the operating company.

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

In October 2014, we completed our initial public offering (“IPO”) of 6,764,705 shares of common stock (including the full exercise of the underwriters’ overallotment option to purchase an additional 882,352 shares) at a price of $16.00 per share.

During fiscal 2015, we completed three follow-on offerings of our common stock. All shares were offered by our selling shareholders and, in each case, included the full exercise of the underwriters’ overallotment option. The timing and share activity for each of these offerings is summarized below:

	February 2015	May 2015		September 2015
Total shares offered (including overallotment shares)	7,590,000	9,775,000		6,900,000
Offering price per share	$29.50	$31.50		$37.00

Shares provided by option exercise	300,151	853,155	(1)	366,476
Weighted average option exercise price per share	$4.49	$4.46		$4.46

Proceeds from option exercises (in thousands)	$1,346	$3,809		$1,633

(1)	We utilized 248,412 treasury shares in partial satisfaction of the shares provided by option exercise in the May 2015 offering.

In December 2015, the Oak Hill Funds sold 2,500,000 shares of common stock to the public. As of January 31, 2016, the Oak Hill Funds beneficially owned approximately 18% of our outstanding stock and certain members of our Board of Directors and our management beneficially owned approximately 1% of our outstanding stock. The remaining 81% was owned by the public.

During fiscal 2015, we entered into a new senior secured credit facility that provides a $150,000 term loan facility and a $350,000 revolving credit facility (the “Credit Facility”). The proceeds of the Credit Facility were used to refinance in full the balance of a prior credit facility of $430,000 and to pay related interest and expenses.

At the beginning of fiscal 2015, we were classified as an “emerging growth company,” as defined in the JOBS Act, which provided us certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. However, as of the end of our second quarter of fiscal 2015, the market value of our common stock held by non-affiliates exceeded $700,000, and as a result, we ceased to be classified as an “emerging growth company.” Consequently, we are required to file this Report as a large accelerated filer.

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

Eat

We seek to distinguish our food menu from other casual dining concepts with our strategy of offering “Fun American New Gourmet” entrées and appetizers. Our “Fun American New Gourmet” menu is intended to appeal to a broad spectrum of customers and includes classic “American” offerings with a fun twist. We believe we offer high-quality meals, including gourmet pastas, choice-grade steaks, premium sandwiches, decadent desserts and health-conscious entrée options that compare favorably to those of other higher-end casual dining operators. We believe our broad menu offers something for everyone and captures full meal, snacking and sports-viewing occasions. We plan to introduce new menu items three times per year that we believe reinforce the fun of the Dave & Buster’s brand. Our food revenues, which include non-alcoholic beverages, accounted for 67.4% of our food and beverage revenues and 31.6% of our total revenues during fiscal 2015.

Drink

Each of our locations also offers full bar service, including a variety of beers, signature cocktails, and premium spirits. We continually strive to innovate our beverage offering, adding new beverages three times per year, including the introduction of fun beverage platforms such as our Glow Kones, Tiki Drinks and Mega Mojitos. Beverage service is typically available throughout the entire store, allowing for multiple sales opportunities. We believe that our high margin beverage offering is complementary to each of the Eat, Play and Watch aspects of our brand. Our alcoholic beverage revenues accounted for 32.6% of our total food and beverage revenues and 15.2% of our total revenues during fiscal 2015.

Play

The games in our Midway are a key aspect of the Dave & Buster’s entertainment experience, which we believe is the core differentiating feature of our brand. The Midway in each of our stores is an area where we offer a wide array of amusement and entertainment options, typically with over 150 redemption and simulation games. Our amusement and other revenues accounted for 53.2% of our total revenues during fiscal 2015. Redemption games, which represented 78.3% of our amusement and other revenues in fiscal 2015, offer our customers the opportunity to win tickets that are redeemable at a retail-style space in our stores that we have branded WIN!, where customers can redeem the tickets won through play of our redemption games for prizes ranging from branded novelty items to high-end electronics. We believe this “opportunity to win” creates a fun and highly energized social experience that is an important aspect of the Dave & Buster’s in-store experience and cannot be easily replicated at home. Our video and simulation games, many of which can be played by multiple customers simultaneously and include some of the latest high-tech games commercially available, represented 18.0% of our amusement and other revenues in fiscal 2015. Other traditional amusements represented the remainder of our amusement and other revenues in fiscal 2015.

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

Our Company’s Core Strengths

We believe we benefit from the following strengths:

Strong, distinctive brand with broad customer appeal. We believe that the multi-faceted customer experience of “Eat Drink Play and Watch” at Dave & Buster’s, supported by our national marketing, has helped us create a widely recognized brand with no direct national competitor that combines all four elements in the same way. In markets where we have stores, over 93% of casual dining customers stated that they are aware of our brand as a dining and entertainment venue. Our customer research shows that our brand appeals to a relatively balanced mix of male and female adults which is moderately skewed to males, primarily between the ages of 21 and 39, as well as families and teenagers. Based on customer survey results, we also believe that the average household income of our customers is in excess of $75, which we believe represents an attractive demographic.

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

Vibrant, contemporary store design that integrates entertainment and dining. We believe we continue to benefit from enhancements to the Dave & Buster’s brand through our store design and D&B Sports initiatives, which began in fiscal 2011. Our new store design provides a contemporary, engaging atmosphere for our customers that includes clearly differentiated spaces, which are typically sub-branded as Eat at Buster’s, Gamebar, Dave’s Arcade, WIN! and D&B Sports, designed to convey each component of our customer value proposition: “Eat Drink Play and Watch.” These store design changes include a modern approach to the finishes and layout of the store, which we believe encourages participation across each of the store’s elements. The oversized graphics and images throughout the store are intended to communicate our brand personality by being fun, contemporary and larger-than-life. The dining room décor includes booth seating and table seating and colorful artwork, often featuring local landmarks. Our WIN! area provides a retail-like environment where customers can redeem their tickets for prizes. All of our new locations opened since the beginning of fiscal 2011 incorporate our new store design. We believe the introduction and continued expansion of our D&B Sports concept, currently incorporated in approximately 70% of our store base, provides an attractive opportunity to market our broader platform to new and existing customers through a year-round calendar of programming and promotions tied to popular sporting events and sport-related activities. The large television screens, comfortable seating, a full menu of food and beverages and artwork often featuring images of local sports teams and sports icons help create what we believe to be an exciting environment for watching sports programming. We have strategically invested over $68,300 since the beginning of fiscal 2011 to introduce D&B Sports and modernize the exteriors, front lobbies, bars, dining areas and the WIN! area of select locations. During fiscal 2015, we completed the remodel of three stores and added D&B Sports branding to an additional five stores. As of the end of fiscal 2015, approximately 77% of our stores are either new or were remodeled to incorporate our new store design.

History of margin improvement. We have a proven track record of identifying operational efficiencies and implementing cost saving initiatives and have increased our Adjusted EBITDA margins by approximately 830 basis points from fiscal 2010 to fiscal 2015. We expect our continued focus on operating margins at individual locations and leveraging general and administrative expense and advertising expense will continue to yield incremental margin improvements, although there is no guarantee that this will occur. During fiscal 2015, we completed the rollout of our electronic ticket initiative, which is a paperless distribution system. We leverage our investments in technology, such as our labor scheduling system and our proprietary technology linking games with Power Cards, to increase the overall performance of our stores while also enhancing the customer experience. Our business model has a relatively lower proportion of variable costs versus fixed costs compared to our competitors. We believe this creates operating leverage and gives us the potential to further improve margins and deliver greater earnings from expected future increases in comparable store sales and new store growth.

Store model generates favorable store economics and strong returns. We believe our store model offering entertainment, food and beverages provides certain benefits in comparison to traditional restaurant concepts, as reflected by our average comparable store revenues of $11,801 and average Store-level EBITDA margins of 31.0% for comparable stores in fiscal 2015. Our entertainment offerings have low variable costs and produced gross margins of 87.4% for fiscal 2015. With approximately 53% of our revenues from entertainment, we have less exposure than traditional restaurant concepts to food costs, which represented only 8.5% of our revenues in fiscal 2015. Our business model generates strong cash flow that we can use to execute our growth strategy. We believe the combination of our Store-level EBITDA margins, our refined new store formats and the fact that our stores typically open with high volumes that drive margins in year one will help us achieve our targeted average year one cash-on-cash returns in excess of 35% and five-year average cash-on-cash returns in excess of 25% for both our large format and small format store openings, however there is no guarantee such results will occur with future store openings. The 27 stores that we have opened since the beginning of 2008 (that have been open for more than 12 months as of January 31, 2016) have generated average year one cash-on-cash returns of 45.5%. The 19 stores that opened subsequent to fiscal 2010 have generated average year one cash-on-cash returns of 52.1%.

Commitment to customer satisfaction. We aim to enhance our combination of food, beverage and entertainment offerings through our service philosophy of providing a high quality and consistent customer experience through dedicated training and development of our team members and a corporate culture that encourages employee engagement. As a result, we have experienced significant improvement in our Guest Satisfaction Survey results since we began the surveys in 2007. In 2015, 83.7% of respondents to our Guest Satisfaction Survey rated us “Top Box” (score of 5 out of a possible 5) in “Overall Experience” and 85.1% of respondents rated us “Top Box” in “Intent to Recommend.” By comparison, in 2007, 44.0% of respondents rated us “Top Box” in “Overall Experience” and 64.8% of respondents rated us “Top Box” in “Intent to Recommend.” We utilize our loyalty program to market directly to members with promotional emails and location-based marketing. Through our loyalty program, we email offers and coupons to members and notify them of new games, food, drinks and local events. In addition, members can earn game play credits based on the dollar amount of qualifying purchases at our stores. We expect that as our loyalty program grows it will be an important method of maintaining customers’ connection with our brand and further drive customer satisfaction.

Experienced management team. We believe we are led by a strong senior management team averaging over 25 years of experience with national brands in all aspects of casual dining and entertainment operations. In 2006, we hired our Chief Executive Officer, Stephen King. From fiscal 2006 to fiscal 2015, under the leadership of Mr. King, Adjusted EBITDA has grown by 205.6%, Adjusted EBITDA margins have increased by approximately 1100 basis points and employee turnover and customer satisfaction metrics have improved significantly. We believe that our management team’s prior experience in the restaurant and entertainment industries combined with its experience at Dave & Buster’s provides us with insights into our customer base and enables us to create the dynamic environment that is core to our brand.

Our Growth Strategies

The operating strategy that underlies the growth of our concept is built on the following key components:

Pursue disciplined new store growth. We will continue to pursue what we believe to be a disciplined new store growth strategy in both new and existing markets where we feel we are capable of achieving consistently high store revenues and Store-level EBITDA margins as well as strong cash-on-cash returns. We believe that the Dave & Buster’s brand is currently significantly under-penetrated, as internal studies and third-party research suggests a total store potential in the United States and Canada in excess of 200 stores (including our 82 existing stores). We believe our new store opportunity is split fairly evenly between large format and small format stores. We opened ten stores in fiscal 2015, including the relocation of our Buffalo store to a new site in the same market. We opened eight stores in fiscal 2014. Store openings during the past five fiscal years were primarily financed with available cash and operating cash flows. In 2016 and thereafter, we believe that we can continue opening new stores at an annual growth rate of approximately 10% of our then existing store base.

Our new store expansion strategy is driven by a site selection process that allows us to evaluate and select the location, size and design of our stores based on consumer research and analysis of operating data from sales in our existing stores. Our site selection process and flexible store design enable us to customize each store with the objective of maximizing return on capital given the characteristics of the market and the location. Our new store large formats are 30,001 to 45,000 square feet in size and our new store small formats span 25,000 to 30,000 square feet, which provides us the flexibility to enter new smaller markets and further penetrate existing markets. These formats also provide us with the ability to strategically choose between building new stores and converting existing space, which can be more cost efficient for certain locations. We are targeting average year one cash-on-cash returns in excess of 35% for both our large format and small format stores. To achieve this return for large format stores, we target average net development costs of approximately $8,800 and first year store revenues of approximately $12,200. For small format stores, we target average net development costs of approximately $6,800 and average first year store revenues of approximately $8,500. Additionally, we target average year one margins on Store-level EBITDA (excluding allocated national marketing costs) of approximately 29%, for both large format and small format stores.

Grow our comparable store sales. We intend to grow our comparable store sales by seeking to differentiate the Dave & Buster’s brand from other food and entertainment alternatives, through the following strategies:

•	Provide our customers the latest exciting games. We believe that our Midway games are the core differentiating feature of the Dave & Buster’s brand, and staying current with the latest offerings creates new content and excitement to drive repeat visits and increase length of customer stay. We plan to continue to update approximately 10% of our games each year and seek to buy games that will resonate with our customers and drive brand relevance due to a variety of factors, including their large scale, eye-catching appearance, virtual reality features, association with recognizable brands or the fact that they cannot be easily replicated at home. We aim to leverage our investment in games by packaging our new game introductions featuring exclusive game offerings and focusing our marketing spending to promote these events. We also plan to continually elevate the redemption experience in our WIN! area with prizes that we believe customers will find more attractive, which we expect will favorably impact customer visitation and game play.

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

•	Serve food and beverage offerings with broad appeal. Our menu has a variety of items, from hamburgers to steaks to seafood that represent our new “Fun American New Gourmet” strategy. We aim to ensure a pipeline for three new product launches each year, aligning with the timing of our new game launches. This strategy has been well received by our customers as the percentage of customers rating our food quality as “Excellent” was 81.8% in fiscal 2015, an increase of 700 basis points compared to fiscal 2011, and an increase of 4,390 basis points since fiscal 2007. Similarly, the percentage of customers rating our beverage quality as “Excellent” in fiscal 2015 was 84.9%, an increase of 750 basis points compared to fiscal 2011, and an increase of 4,510 basis points since fiscal 2007.

•	Grow our special events usage. The special events portion of our business represented 10.8% of our total revenues in fiscal 2015. We believe our special events business is an important sampling and promotional opportunity for our customers because many customers are experiencing Dave & Buster’s for the first time. We plan to leverage our existing special events sales force and call center to attract new corporate customers. In addition, we introduced online booking for social parties in order to provide additional convenience in booking events for our customers and look to expand its functionality over time.

•	Enhance brand awareness and generate additional visits to our stores through marketing and promotions. We believe offering new items from each of the “Eat Drink Play and Watch” pillars will keep the brand relevant to customers and drive traffic and frequency. We have identified five key promotional periods throughout the year when we feature this “New News” in national advertising. To increase national awareness of our brand, we plan to continue to invest a significant portion of our marketing expenditures in national cable television and radio advertising focused on promoting our capital investments in new games, D&B Sports and new food and beverage offerings. We also have customized local store marketing programs to increase new visits and repeat visits to individual locations. We will continue to utilize our loyalty program and digital efforts to communicate promotional offers directly to our most passionate brand fans, and we are aggressively optimizing our search engine and social marketing efforts. We also leverage our investments in technology across our marketing platform, including in-store marketing initiatives to drive incremental sales throughout the store.

•	Drive customer frequency through greater digital and mobile connectivity. We believe that there is a potential to increase customer frequency by enhancing the in-store and out-of-store customer experience via digital and mobile strategic initiatives as well as through implementing enhanced technology. We intend to leverage our growing loyalty database as well as continue to invest in mobile game systems (game applications for mobile devices, such as smartphones and tablets), second screen sports-watching apps (applications for mobile devices, allowing our customers to enhance their sports-watching experience by, for example, accessing information about the live sporting event being watched or by playing along with the live sporting event) and social games (game applications that allow our customers to play online together, whether competitively or cooperatively) to create customer connections and drive recurring customer visitation.

Expand the Dave & Buster’s brand internationally. We believe that in addition to the growth potential that exists in North America, the Dave & Buster’s brand can also have significant appeal in certain international markets. We are currently assessing these opportunities while maintaining a conservative and disciplined approach towards the execution of our international development strategy. As such, we have retained the services of a third-party consultant to assist in identifying and prioritizing potential markets for expansion as well as potential franchise or joint venture partners. Thus far, we have identified our international market priorities and begun the process of identifying potential international partners within select markets. The market priorities were developed based on a specific set of criteria to ensure we expand our brand into the most attractive markets. In October 2015, we signed a seven store franchising agreement for licensed development in six countries in the Middle East, and we are targeting our first international opening outside of Canada in 2017.

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

Our Store Formats

We have historically operated stores varying in size from 16,000 to 66,000 square feet. In order to optimize sales per square foot and further enhance our store economics, the target size of our future large format stores is expected to be between 30,001 and 45,000 square feet while our small format stores span 25,000 to 30,000 square feet. We may take advantage of local market and economic conditions to open stores that are larger or smaller than these target sizes.

To facilitate further growth of our brand, we have developed a small store format specifically designed to penetrate less densely populated markets and backfill existing markets. To accomplish this, we have reduced the back-of-house space, and optimized the sales area allocated to billiards and other traditional games in favor of space dedicated to more profitable video and redemption games. We believe that the small store format will maintain the dynamic guest experience that is the foundation of our brand and allow us flexibility in our site selection process. We also believe that the small store format will allow us to take less capital investment risk per store. As a result, we expect these smaller format stores to achieve returns within our target range and enable us to expand into additional markets. We anticipate that approximately half of our new store openings will be large format and half will be small. At January 31, 2016, 13 of our 81 operating stores were the small store format. Our fiscal 2015 new store openings included nine large format stores: Pelham Manor (metro New York City), New York (1st Quarter), Euless (Dallas), Texas (1st Quarter), Woburn (Boston), Massachusetts (2nd Quarter), Edina (Minneapolis), Minnesota (3rd Quarter), Buffalo, New York (3rd Quarter), Friendswood (Houston), Texas (4th Quarter), Glendale (Phoenix), Arizona (4th Quarter), Springfield (Greater DC), Virginia (4th Quarter) and San Antonio, Texas (4th Quarter). We have also opened one small format store in Kentwood (Grand Rapids), Michigan (2nd Quarter).

Since fiscal 2010, we have completed major remodel projects at 23 locations as of January 31, 2016 (one in fiscal 2011, nine in fiscal 2012, seven in fiscal 2013, three in fiscal 2014, and three in fiscal 2015). Our focus in the remodeling initiative is to introduce D&B Sports and modernize the exteriors, front lobbies, bars, dining areas and WIN! area. We have received positive customer feedback related to the remodel projects completed to date.

Marketing, Advertising and Promotion

Our corporate marketing department manages all consumer-focused initiatives for the Dave & Buster’s brand. In order to drive sales and expand our customer base, we focus our efforts in three key areas:

Marketing: national advertising, media, promotions, in-store merchandising, pricing, local and digital marketing programs

Food and beverage: menu and product development, in-store execution

Customer insights: research, brand health and tracking

We spent approximately $29,970 in marketing efforts in fiscal 2015, $29,144 in fiscal 2014, and $27,475 in fiscal 2013. Our annual marketing expenditures include the cost of national television and radio advertising totaling $22,551, $20,553 and $18,621 in fiscal years 2015, 2014 and 2013, respectively. We have improved marketing effectiveness through a number of initiatives. Over the last three years, we:

•	refined our marketing strategy to better reach both young adults and families;

•	created new advertising campaigns;

•	invested in menu research and development to differentiate our food offerings from our competition and improve key product attributes (quality, consistency, value and overall customer satisfaction) and execution;

•	developed product/promotional strategies to attract new customers and increase spending/length of stay;

•	leveraged our loyalty database to engage and motivate customers;

•	invested more in our customer loyalty program to create stronger relationships with consumers; and

•	defined a consistent brand identity that reflects our quality, heritage and energy.

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

Special Event Marketing

Our corporate and group sales programs are managed by our sales department, which provides direction, training, and support to the special events managers and their teams within each location. They are supported by a Special Events call center located at our Corporate Office, targeted print and online media plans, as well as promotional incentives at appropriate times during the year. In addition, we have online booking for social parties in order to provide additional convenience in booking events for our customers.

Operations

Management

The management of our store base is divided into ten regions, each of which is overseen by a Regional Operations Manager, Regional Operations Director or Regional Vice President (collectively “Regional Management”) who reports to the President and Chief Operating Officer. Our Regional Management oversee six to ten stores each, which we believe enables them to better support the General Managers and achieve sales and profitability targets for each store within their region. In addition, we have one Regional Operations Director whose primary focus is on new store openings.

Our typical store team consists of a General Manager supported by an average of nine additional management positions. There is a defined structure of development and progression of job responsibilities from Area Operations Manager through various positions up to the General Manager role. This structure ensures that an adequate succession plan exists within each store. Each management member handles various departments within the location including responsibility for hourly employees. A typical store employs approximately 140 hourly employees, most of whom work part time. The General Manager and the management team are responsible for the day-to-day operation of that store, including the hiring, training and development of team members, as well as financial and operational performances. Our stores are generally open seven days a week, from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

Operational Tools and Programs

We utilize a customized food and beverage analysis program that determines the theoretical food and beverage costs for each store and provides additional tools and reports to help us identify opportunities, including waste management. We have developed customized labor scheduling tools designed to assist our managers in optimizing hourly labor based on anticipated sales volumes. We perform weekly “test drives” on our games to ensure that our amusement offerings are consistent with Dave & Buster’s standards and are operational. Consolidated reporting tools for key drivers of our business exist for our Regional Management to be able to identify and troubleshoot any systemic issues.

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

After a store has been opened and is operating smoothly, the store managers supervise the training of new team members.

Recruiting and Retention

We seek to hire experienced restaurant managers and team members, and offer competitive wage and benefit programs. Our store managers all participate in a performance-based incentive program that is based on sales and profit goals. In addition, our salaried and hourly employees are also eligible to participate in a 401(k) plan, medical/dental/vision insurance plans and receive vacation/paid time off based on tenure.

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

Foreign Operations

We own and operate one store outside of the United States, in Toronto, Canada. This store generated revenues of approximately $10,587 USD in fiscal 2015, $10,611 USD in fiscal 2014, and $10,598 USD in fiscal 2013, representing approximately 1.2%, 1.4% and 1.7%, respectively, of our consolidated revenues. As of January 31, 2016, less than 1.0% of our long-lived assets were located outside of the United States.

The foreign activities of this store are subject to various risks of doing business in a foreign country, including currency fluctuations, changes in laws and regulations and economic and political stability. We do not believe there is any material risk associated with the Canadian operations or any dependence by the domestic business upon the Canadian operations.

Store-Level Quarterly Fluctuations and Seasonality

We expect seasonality to be a factor in the operation or results of the business in the future with higher first and fourth quarter revenues associated with the spring and year-end holidays. These quarters will continue to be susceptible to the impact of severe or unseasonably mild weather on customer traffic and sales during that period. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to the other quarters.

Suppliers

The principal goods used by us are redemption game prizes and food and beverage products, which are available from a number of suppliers. We have expanded our contacts with amusement merchandise suppliers through the direct import program, a program in which we purchase WIN! merchandise and certain glassware, plateware and furniture directly from offshore manufacturers. We are a large buyer of traditional and amusement games and as a result believe we receive discounted pricing arrangements. Federal and state health care mandates and mandated increases in the minimum wage and other macro-economic pressures could have the repercussion of increasing expenses, as suppliers may be adversely impacted and seek to pass on higher costs to us.

Competition

The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home entertainment, including localized attraction facilities such as movie theaters, sporting events, bowling alleys, arcades and entertainment centers, night clubs and restaurants as well as theme parks. We also face competition from local, regional and national establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. Some of these establishments may exist in multiple locations, and we may also face competition on a national basis in the future from other concepts that are similar to ours. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie delivery.

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

Employees

As of January 31, 2016, we employed 12,495 persons, 206 of whom served at our corporate headquarters, 814 of whom served as management personnel and the remainder of whom were hourly personnel.

None of our employees are covered by collective bargaining agreements and we have never experienced an organized work stoppage, strike or labor dispute. We believe working conditions and compensation packages are competitive with those offered by competitors and consider our relations with our employees to be good.

Available Information

Our corporate headquarters is located at 2481 Mañana Drive, Dallas, Texas, and our telephone number is (214) 357-9588. Our internet website is www.daveandbusters.com.

You may obtain, free of charge, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q, and 8-K, at our internet website. These reports will be available as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including our Audit Committee Charter, Compensation Committee Charter, Code of Business Ethics, Nominating Committee Charter, Corporate Governance Guidelines and Whistle Blower Policy.

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

Any significant decrease in consumer confidence, or periods of economic slowdown or recession, could lead to a curtailing of discretionary spending, which in turn could reduce our revenues and results of operations and adversely affect our financial position. Our business is dependent upon consumer discretionary spending and therefore is affected by consumer confidence as well as the future performance of the United States and global economies. As a result, our results of operations are susceptible to economic slowdowns and recessions. Increases in job losses, home foreclosures, energy prices, investment losses in the financial markets, personal bankruptcies, credit card debt and home mortgage and other borrowing costs, declines in housing values and reduced access to credit, among other factors, may result in lower levels of customer traffic in our stores, a decline in consumer confidence and a curtailing of consumer discretionary spending. We believe that consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail. If economic conditions worsen, whether in the United States or in the communities in which our stores are located, we could see deterioration in customer traffic or a reduction in the average amount customers spend in our stores. A reduction in revenues will result in sales de-leveraging (spreading our fixed costs across the lower level of sales) and will in turn cause downward pressure on our profit margins. This could result in reduction of staff levels, asset impairment charges and potential store closures, a deceleration of new store openings and an inability to comply with the covenants under our Credit Facility.

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

As of January 31, 2016, there were 81 stores open in the United States and Canada. A key element of our growth strategy is to open additional stores in locations that we believe will provide attractive returns on investment. We have identified a number of additional sites for potential future Dave & Buster’s stores. Our ability to open new stores on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond our control, including our ability to:

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

If we succeed in opening new stores on a timely and cost-effective basis, we may nonetheless be unable to attract enough customers to new stores because potential customers may be unfamiliar with our stores or concept, or our entertainment and menu options might not appeal to them. Our new large and small format stores may not meet or exceed the performance of our existing stores or meet or exceed our performance targets, including target cash-on-cash returns. New stores may even operate at a loss, which could have a significant adverse effect on our overall operating results. If the expected future cash flows for a store are less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss in an amount equal to the excess of the asset carrying amount over the fair value. Opening a new store in an existing market could reduce the revenue at our existing stores in that market. In addition, historically, new stores experience a drop in revenues after their first year of operation. Typically, this drop has been temporary and has been followed by increases in comparative store revenue in line with the rest of our comparable store base, but there can be no assurance that this will be the case in the future or that a new store will succeed in the long term.

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

In addition, we intend to establish stores outside of the United States and Canada. In addition to the risks posed by new markets generally, the operating conditions in overseas markets may vary significantly from those we have experienced in the past, including in relation to consumer preferences, regulatory environment, currency risk, the presence and cooperation of suitable local partners and availability of vendors or commercial and physical infrastructure, among others. There is no guarantee that we will be successful in integrating these new stores into our operations, achieving market acceptance, operating these stores profitably, and maintaining compliance with the rapidly changing business and regulatory requirements of new markets. If we are unable to do so, we could suffer a material adverse effect on our business, financial condition and results of operations.

We may not be able to compete favorably in the highly competitive out-of-home and home-based entertainment and restaurant markets, which could have a material adverse effect on our business, results of operations or financial condition.

The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home entertainment, including localized attraction facilities such as movie theatres, sporting events, bowling alleys, arcades and entertainment centers, nightclubs and restaurants as well as theme parks. Many of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of stores, have been in business longer, have greater name recognition and are better established in the markets where our stores are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our stores. The legalization of casino gambling in geographic areas near any current or future store would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition. We also face competition from local, regional and national establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie delivery. Our failure to compete favorably in the competitive out-of-home and home-based entertainment and restaurant markets could have a material adverse effect on our business, results of operations and financial condition.

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

The timing of new store openings may result in significant fluctuations in our quarterly performance. We typically incur most cash pre-opening costs for a new store within the two months immediately preceding, and the month of, the store’s opening. In addition, the labor and operating costs for a newly opened store during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. We expect to spend approximately $108,000 to $118,000 ($64,000 to $74,000 net of tenant improvement allowances and other landlord payments) for new store construction in fiscal 2016. A portion of the fiscal 2016 new store expenditures is related to stores that are not expected to open until fiscal 2017. Due to these substantial up-front financial requirements to open new stores, the investment risk related to any single store is much larger than that associated with many other restaurants or entertainment venues.

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

Our profitability depends in part on our ability to anticipate and react to changes in product costs. Cost of food as a percentage of total revenue was 8.5% and 8.6% in fiscal 2015 and fiscal 2014, respectively. Cost of amusement and other costs as a percentage of total revenue was 6.7% and 7.3% in fiscal 2015 and fiscal 2014, respectively. If we have to pay higher prices for food or other supplies, our operating costs may increase, and, if we are unable to pass such cost increases on to our customers, our operating results could be adversely affected.

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

In addition, any increase in cost or decrease in availability of new amusement offerings that appeal to customers could adversely impact our revenues as well as the cost to acquire and operate new amusements, either of which could have a material adverse effect on our operating results. We may not be able to anticipate and react to changing amusement offerings cost by adjusting purchasing practices or game prices, and a failure to do so could have a material adverse effect on our operating results.

Our operations are susceptible to the availability of systems and services provided by third-parties, which subject us to possible risk of shortages and interruptions.

We rely on third-party service providers for certain key elements of our operations including credit card processing, telecommunications and utilities. The unplanned loss of services from a major provider could adversely affect our business as we seek out and negotiate for alternate sources of service. We may be unable to replace service providers in a short period of time on acceptable terms, which could limit our operations and increase our costs. If our cost of services increases, we may be unable to pass such cost increases on to our customers, and our operating results could be adversely affected.

Instances of foodborne illness and outbreaks of disease, as well as negative publicity relating thereto, could result in reduced demand for our menu offerings and reduced traffic in our stores and negatively impact our business.

We cannot guarantee that our supply chain and food safety controls and training will be fully effective in preventing all food safety issues at our stores, including any occurrences of foodborne illnesses such as salmonella, E. coli, Norovirus, and hepatitis A. In addition, we rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single store. Some foodborne illness incidents could be caused by third-party vendors and distributors outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our stores or markets or related to food products we sell could negatively affect our store sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our stores. A number of restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our stores, or negative publicity or public speculation about an incident, could reduce customer visits to our stores and negatively impact demand for our menu offerings.

We may not be able to operate our stores, or obtain and maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements, which could adversely affect our business, results of operations or financial condition.

We are subject to various federal, state and local laws affecting our business. Each store is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement, health and safety and fire agencies in the state, county or municipality in which the store is located. Each store is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In the past, we have had licenses temporarily suspended. The most recent example is our license to sell alcoholic beverages was suspended for five days in January 2016 in our Albuquerque, New Mexico store, due to violations of the terms of our licenses. In some states, the loss of a license for cause with respect to one location may lead to the loss of licenses at all locations in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each store, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.

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

Adoption of these laws, or adverse interpretation of existing laws, could require our existing stores in these jurisdictions to alter the mix of games, modify certain games, limit the number of tickets that may be won by a customer from a redemption game, change the mix of prizes that we may offer at our WIN! area or terminate the use of specific games, any of which could adversely affect our operations. If we fail to comply with such laws and regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our financial results.

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

We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages and overtime), along with the Americans with Disabilities Act, various family leave mandates and other federal, state and local laws and regulations that govern working conditions. From time-to-time, the U.S. Congress and the states consider increases in the applicable minimum wage. Several states in which we operate have enacted increases in the minimum wage, which have taken effect during the past several years, and further increases are anticipated. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage. In general, we have been able to substantially offset cost increases resulting from changes in minimum wage rates by increasing menu prices, improving productivity, or through other adjustments. However, we are uncertain of the repercussions, if any, of increased minimum wages on other expenses. For example, our suppliers may be more severely impacted by higher minimum wage standards, which could result in increased costs to us. If we are unable to offset these costs through increased costs to our customers, our business, results of operations and financial condition could be adversely affected. Moreover, although none of our employees have been or are now represented by any unions, labor organizations may seek to represent certain of our employees in the future, and if they are successful, our payroll expenses and other labor costs may be increased in the course of collective bargaining, and/or there may be strikes or other work disruptions that may adversely affect our business.

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

The Affordable Care Act also requires us to comply with federal nutritional disclosure requirements. The Food and Drug Administration is expected to issue final guidance on its regulations to implement the nutritional menu labeling provisions of the Affordable Care Act by the end of 2016. These final regulations will be effective one year following the issuance of such final guidance and establish a uniform, federal requirement for certain restaurants, including ours, to post certain nutritional information on their menus. We will be required to publish the total number of calories of standard menu items on menus, along with a statement that puts this calorie information in the context of a total daily calorie intake. The Affordable Care Act also requires us to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus about the availability of this information. The Affordable Care Act also permits the Food and Drug Administration to require us to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends and eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the hospitality industry in general.

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

Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our customers or employees. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We could also face potential liability (which could be material) if we are found to have misclassified certain employees as exempt from the overtime requirements of the federal Fair Labor Standards Act and state labor laws, or if we are found to have failed to provide or continue health insurance or benefits to our employees in violation of the Employee Retirement Income Security Act or the Affordable Care Act. We have had from time to time and now have such lawsuits pending against us. In addition, from time to time, customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a store. We are also subject to a variety of other claims in the ordinary course of business, including personal injury, lease and contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers.

We are also subject to “dram shop” statutes in certain states in which our stores are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We are currently the subject of one lawsuit that alleges a violation of these statutes. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. As approximately 32.6% of our food and beverage revenues were derived from the sale of alcoholic beverages during fiscal 2015, adverse publicity resulting from these allegations may materially affect our stores and us.

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

Certain of the regions in which our stores are located have been, and may in the future be, subject to adverse local conditions, events, terrorist attacks, adverse weather conditions, or natural disasters, such as earthquakes, floods and hurricanes. For example, our nine stores located in California and our one store located in Oregon are particularly subject to earthquake risk, and our five stores in Florida, our three stores in Houston, Texas and our one store in Hawaii are particularly subject to hurricane risk. Depending upon its magnitude, a natural disaster could severely damage our stores, which could adversely affect our business, results of operations or financial condition. Our corporate headquarters, company-owned distribution center, game repair facility and our data center, as well as our backup data facility are all located in Dallas, Texas. A natural or man-made disaster could significantly impact our ability to provide services and systems to our stores and negatively impact store operations throughout our operations. We currently maintain property and business interruption insurance through the aggregate property policy for each of the stores. However, such coverage may not be sufficient if there is a major disaster. In addition, upon the expiration of our current insurance policies, adequate insurance coverage may not be available at reasonable rates, or at all.

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

All 81 stores operated by us as of January 31, 2016 are operated on leased property. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the stores on the leased premises once certain thresholds are met. A decision not to renew a lease for a store could be based on a number of factors, including an assessment of the area in which the store is located. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment required to maintain the stores at the leased locations is not justified by the return required on the investment. If we are not able to renew the leases at rents that allow such stores to remain profitable as their terms expire, the number of such stores may decrease, resulting in lower revenue from operations, or we may relocate a store, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations and financial condition.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.

Payments under our operating leases account for a significant portion of our operating expenses. For example, total rental payments, including additional rental payments based on sales at some of our stores, were approximately $67,640 or 7.8% of our total revenues, in fiscal 2015. In addition, as of January 31, 2016, our facility operating leases requiring future minimum lease payments aggregating approximately $142,000 through the next two years and approximately $641,100 thereafter. We expect that each new store lease we have will be an operating lease. Our substantial operating lease obligations could have significant negative consequences, including:

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

Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale, kiosk and amusement operations systems in our stores, data centers that process transactions, communication systems and various other software applications used throughout our operations. Some of these systems have been internally developed or are maintained under support agreements with third parties. Disruptions in these systems could have an adverse impact on our operations. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulty could lead to significant expenses or to losses due to disruption in our business operations.

In addition, our information technology systems are subject to the risk of infiltration or data theft. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information technology systems change frequently and may be difficult to detect for long periods of time. As such, we may be unable to anticipate these techniques or implement adequate preventive measures. The hardware, software or applications we develop or procure from third parties may also contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other methods of deceiving our team members, contractors and temporary staff. In fiscal 2007, there was an external breach of our credit card processing systems, which led to fraudulent credit card activity and resulted in the payment of fines and reimbursements for the fraudulent credit card activity. As part of a settlement with the Federal Trade Commission, we have implemented a series of corrective measures in order to ensure that our computer systems are secure and that our customers’ personal information is protected. Despite our considerable efforts and investment in technology to secure our computer network, security could still be compromised, confidential information could be misappropriated or system disruptions could occur in the future. This could cause significant harm to our reputation, lead to a loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.

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

As of January 31, 2016, we had $146,250 of borrowings under our term loan facility, $192,000 of borrowings under our revolving credit facility and $5,185 in letters of credit outstanding. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis, on terms satisfactory to us, or at all.

Our substantial indebtedness could have important consequences, including:

•	our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions, new store growth and general corporate or other purposes may be limited;

•	a portion of our cash flows from operations will be dedicated to the payment of principal and interest on the indebtedness and will not be available for other purposes, including operations, capital expenditures and future business opportunities;

•	our Credit Facility has a variable rate of interest, exposing us to the risk of increased interest rates;

•	our ability to adjust to changing market conditions may be limited and may place us at a competitive disadvantage compared to less-leveraged competitors; and

•	we may be vulnerable in a downturn in general economic conditions or in business, or may be unable to carry on capital spending that is important to our growth.

The terms of our Credit Facility restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our Credit Facility contains, and any future indebtedness will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt;

•	pay dividends and make other restricted payments;

•	create liens;

•	make investments and acquisitions;

•	engage in sales of assets and subsidiary stock;

•	enter into sale-leaseback transactions;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

Our Credit Facility requires us to meet a maximum total leverage ratio and minimum fixed charge coverage ratio. Failure by us to comply with the covenants or financial ratios contained in the instruments governing our indebtedness could result in an event of default under the facility, which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our Credit Facility, the lenders will not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts. If our indebtedness were to be accelerated, our assets may not be sufficient to repay this indebtedness in full.

Our principal stockholder has substantial control over us.

As of January 31, 2016, the Oak Hill Funds collectively own approximately 18% of our outstanding common stock. As a consequence, the Oak Hill Funds or their affiliates will be able to substantially influence matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. The interests of this stockholder may not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change of control of us otherwise favored by our other stockholders and could depress our stock price.

So long as the Oak Hill Funds (or one or more of their affiliates, to the extent assigned thereto or any person that acquires at least 10% of the voting power of all outstanding shares of our capital stock from the Oak Hill Funds in a privately negotiated transaction (an “Oak Hill Transferee”), as applicable) own 10% or more of the outstanding shares of our common stock, the Oak Hill Funds or an Oak Hill Transferee, as applicable, will have the right to call a special meeting of our stockholders.

The Oak Hill Funds and their affiliates will be reimbursed for certain costs and expenses pursuant to a stockholders’ agreement dated October 9, 2014.

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

As of March 25, 2016, the Oak Hill Funds own, in the aggregate, 18% of the outstanding shares of our common stock. The Oak Hill Funds are entitled to designate directors to serve on the Board of Directors proportionate to the Oak Hill Funds’ (or one or more of their affiliates, to the extent assigned thereto) aggregate ownership of the outstanding shares of our common stock, at any meeting of stockholders at which directors are to be elected to the extent that the Oak Hill Funds do not have such proportionate number of director designees then serving on the Board of Directors; provided that for so long as the Oak Hill Funds (or one or more of their affiliates, to the extent assigned thereto), individually or in the aggregate, own 5% or more of the voting power of the outstanding shares of our common stock, the Oak Hill Funds are entitled to designate one director designee to serve on the Board of Directors at any meeting of stockholders at which directors are to be elected to the extent that the Oak Hill Funds do not have a director designee then serving on the Board of Directors. Such proportionate number of director designees is determined by taking the product of the Oak Hill Funds’ (or one or more of their affiliates, to the extent assigned thereto) aggregate ownership interest in our Company multiplied by the then current number of directors on our Board of Directors (rounded up to the next whole number to the extent the product does not equal a whole number). The Oak Hill Funds’ director designees are currently

J. Taylor Crandall, Kevin M. Mailender and Tyler J. Wolfram. Messrs. Crandall and Wolfram have notified us that they will not stand for re-election to the Board of Directors at the 2016 Annual Meeting of Stockholders, which is expected to be held on June 16, 2016. Subject to applicable law and applicable NASDAQ Global Market (“NASDAQ”) rules, the stockholders’ agreement also provides that the Oak Hill Funds are entitled to nominate the members of the Nominating and Corporate Governance Committee up to a number of nominees not to exceed the number of directors designated by the Oak Hill Funds on the Board of Directors, and the remaining members are to be nominated by the Board of Directors. Subject to applicable law and applicable NASDAQ rules, each committee of our Board of Directors, other than the Audit Committee, consists of at least one member designated by the Oak Hill Funds.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and you could lose all or part of your investment.

The market price of our common stock could fluctuate significantly for various reasons, which include:

•	market conditions in the broader stock market;

•	actual or anticipated fluctuations in our quarterly financial condition and results of operations;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	actual or anticipated strategic, technological or regulatory threats, whether or not warranted by actual events;

•	investor perceptions of our Company or the media and entertainment industries;

•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key management personnel, creative or other talent;

•	regulatory or political developments;

•	litigation and governmental investigations;

•	macroeconomic conditions; and

•	acquisition or strategic alliances by us or our competitors.

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

Historically, we have not paid dividends on our common stock and may not in the future.

Historically, we have not paid dividends on our common stock and may not in the future. We have elected to retain all earnings for the operation and expansion of our business and the repayment of outstanding debt. Our Credit Facility contains, and any future indebtedness likely will contain, restrictive covenants that impose significant operating and financial restrictions on us, including certain limitations on the amount of dividends that we can pay. As a result, capital appreciation, if any, of our common stock may be your major source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot assure you that we will make such a change.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock or if our results of operations do not meet their expectations, our stock price and trading volume would decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade recommendations regarding our stock, or if our results of operations do not meet their expectations, our stock price could decline and such decline could be material.

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

As of January 31, 2016, we had 358,370,268 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 2,341,825 shares for issuance upon exercise of outstanding stock options under our 2010 Management Incentive Plan (the “2010 Stock Incentive Plan”) and 3,088,950 for issuances under our 2014 Omnibus Incentive Plan (the “2014 Stock Incentive Plan”). Any common stock that we issue, including under our 2014 Stock Incentive Plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by the investors who purchase common stock in this offering.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the SEC and the NASDAQ have imposed various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. These rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on our business and stock price.

As of the end of our second quarter of fiscal 2015, the market value of our common stock held by non-affiliates exceeded $700,000 and we ceased to be an “emerging growth company” at the conclusion of fiscal 2015. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting, and we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a publicly traded company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, the inability of registered broker dealers to make a market in our common shares, or an investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we do obtain.

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

However, Section 203 also could discourage attempts that might result in a premium over the market price for the shares held by stockholders. These provisions also may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests. Our amended and restated certificate of incorporation provides that we will not be governed by Section 203 of the Delaware General Corporation Law. Our amended and restated certificate of incorporation will contain a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law, and will prevent us from engaging in a business combination with an interested stockholder for a period of three years from the date such person acquired such common stock unless (with certain exceptions) the business combination is approved in a prescribed manner, including if Board of Directors approval or stockholder approval is obtained prior to the business combination, except that the Oak Hill Funds, or any affiliate thereof or any person or entity which acquires from any of the foregoing stockholders beneficial ownership of 5% or more of the then outstanding shares of our voting stock in a transaction or any person or entity which acquires from such transferee beneficial ownership of 5% or more of the then outstanding shares of our voting stock other than through a registered public offering or through any broker’s transaction executed on any securities exchange or other over-the-counter market, shall not be deemed an interested stockholder for purposes of this provision of our amended and restated certificate of incorporation and therefore not subject to the restrictions set forth in this provision.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of January 31, 2016, we lease the building or site of all of our 81 operating stores. We permanently closed our store in Farmingdale, New York on February 8, 2015. On September 27, 2015, we closed our store in Williamsville (Buffalo), New York, which was replaced by our new store in Buffalo, New York, which opened for business on October 1, 2015. The locations of our operating stores as of January 31, 2016, are provided in the table below:

LOCATION/MARKET	SQUARE FOOTAGE	LOCATION/MARKET	SQUARE FOOTAGE
Glendale (Phoenix), AZ	40,000	Concord (Charlotte), NC	53,000
Phoenix, AZ	65,000	Omaha, NE	29,000
Tempe (Phoenix), AZ	50,000	Albuquerque, NM	25,000
Irvine (Los Angeles), CA	55,000	Albany, NY	33,000
Westchester (Los Angeles), CA	40,000	Buffalo, NY	33,000
Milpitas (San Jose), CA	64,000	Islandia (Long Island), NY	48,000
Ontario (Los Angeles), CA	60,000	Syracuse, NY	27,000
Orange (Los Angeles), CA	58,000	West Nyack (Palisades), NY	49,000
Roseville (Sacremento), CA	17,000	New York, NY	33,000
San Diego, CA	44,000	Westbury (Long Island), NY	46,000
Arcadia (Los Angeles), CA	50,000	Pelham Manor (metro New York City), NY	41,000
Los Angeles, CA	35,000	West Lake (Cleveland), OH	58,000
Denver, CO	48,000	Hilliard (Columbus), OH	38,000
Westminster (Denver), CO	40,000	Polaris (Columbus), OH	17,000
Manchester (Hartford), CT	26,000	Springdale (Cincinnati), OH	64,000
Hollywood (Miami), FL	58,000	Oklahoma City, OK	24,000
Jacksonville, FL	40,000	Tulsa, OK	17,000
Orlando, FL	46,000	Clackamas (Portland), OR	36,000
Miami, FL	60,000	Franklin Mills (Philadelphia), PA	60,000
Panama City Beach, FL	40,000	Philadelphia, PA	65,000
Marietta (Atlanta), GA	59,000	Homestead (Pittsburgh), PA	60,000
Duluth (Atlanta), GA	57,000	Plymough Meeting (Philadelphia), PA	41,000
Lawrenceville (Atlanta), GA	61,000	Providence, RI	40,000
Honolulu, HI	44,000	Greenville, SC	27,000
Boise, ID	25,000	Nashville, TN	57,000
Addison (Chicago), IL	50,000	Arlington (Dallas), TX	33,000
Chicago, IL	58,000	Austin, TX	40,000
Orland Park (Chicago), IL	24,000	Euless (Dallas), TX	41,000
Vernon Hills (Chicago), IL	40,000	Dallas, TX	45,000
Indianapolis, IN	33,000	Friendswood (Houston), TX	40,000
Kansas City, KS	49,000	Frisco (Dallas), TX	50,000
Braintree (Boston), MA	35,000	Houston I, TX	53,000
Woburn (Boston), MA	40,000	Houston II, TX	66,000
Hanover (Baltimore), MD	64,000	San Antonio I, TX	50,000
Livonia (Detroit), MI	41,000	San Antonio II, TX	35,000
Utica (Detroit), MI	56,000	Glen Allen (Richmond), VA	16,000
Kentwood (Grand Rapids), MI	30,000	Springfield (Greater DC), VA	34,000
Edina (Minneapolis), MN	41,000	Virginia Beach, VA	42,000
Maple Grove (Minneapolis), MN	32,000	Wauwatosa (Milwaukee), WI	34,000
St. Louis, MO	55,000	Toronto, Canada	60,000
Cary (Raleigh), NC	30,000

All of our stores are located on land that is leased. The contracted lease terms, including renewal options, generally range from 20 to 40 years. Our leases typically provide for a minimum annual rent plus contingent rent to be determined as a percentage of the applicable store’s annual gross revenues. We currently pay contingent rent in 26 of our stores. Generally, leases are “net leases” that require us to pay our pro rata share of taxes, insurance and maintenance costs. Our current store leases in Franklin Mills, (Philadelphia), Pennsylvania and Concord (Charlotte), North Carolina will expire in 2019 and our store lease in Hanover (Baltimore), Maryland will expire in 2020, and we do not have any remaining options to extend the lease terms. All of our other leases include renewal options that give us the opportunity to extend the lease terms beyond 2020. Additionally, as of January 31, 2016, we have signed 18 lease agreements for future store openings, including three stores that are under construction. Our three stores under construction, including our store in Rochester, New York, which opened for business on March 7, 2016, are excluded from the table above. During fiscal 2015, we purchased two tracts of land for future sites in Florence, Kentucky and Little Rock, Arkansas which are currently under construction and expected to open in the first half of fiscal 2016. The combined purchase price of $7,288 is included in property and equipment.

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

We are subject to certain legal proceedings and claims that arise in the ordinary course of our business, including intellectual property disputes, miscellaneous premises liability, employment-related claims and dram shop claims. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to, or an adverse outcome in any such legal proceedings or claims will not materially affect our business, the consolidated results of our operations or our financial condition. See Note 11 to our Notes to Consolidated Financial Statements included elsewhere in this Report for a summary of legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

Our common stock has traded on NASDAQ under the symbol “PLAY” since our IPO on October 9, 2014 in the third quarter of fiscal 2014. Prior to that time, there was no public market for our shares. As of March 24, 2016, there were 268 holders of record of our common stock. The following table sets forth the quarterly high and low closing sales prices of our common stock as reported on NASDAQ.

Fiscal 2015	High	Low
First Quarter Ended May 3, 2015	$34.21	$27.76
Second Quarter Ended August 2, 2015	$39.87	$30.84
Third Quarter Ended November 1, 2015	$43.35	$30.84
Fourth Quarter Ended January 31, 2016	$43.06	$32.31

Fiscal 2014	High	Low
Third Quarter (October 10, 2014 through November 2, 2014)	$20.00	$15.89
Fourth Quarter Ended February 1, 2015	$30.91	$19.20

On January 31, 2016, the closing price of our common stock on NASDAQ was $36.27. Computershare Trust Company, N.A. is the transfer agent and registrar for our common stock.

Dividend Policy

We have not historically declared or paid any cash dividends on our common stock. We have elected to retain all available funds to fund the development and growth of our business and reduce debt. However, in the future, subject to the factors described below and our future liquidity and capitalization, we may change this policy and choose to pay dividends or purchase outstanding shares. The amount of dividends we can pay is limited by the terms of our Credit Facility and may be further limited by any future indebtedness we incur. Our business is conducted through our principal operating subsidiary, D&B Inc. Dividends from and cash generated by D&B Inc will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from D&B Inc.

Any future determination to pay dividends or repurchase shares will be at the discretion of our Board of Directors and will take into account:

•	restrictions in agreements governing our indebtedness;

•	general economic and business conditions;

•	our financial condition and results of operations;

•	our capital requirements;

•	the ability of D&B Inc to pay dividends and make distributions to us; and

•	other factors as our Board of Directors may deem relevant.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Performance Graph

The graph below and accompanying table matches Dave & Buster’s Entertainment, Inc.’s cumulative total shareholder return on common stock with cumulative total returns of the NASDAQ Composite Index, S&P 600 Smallcap Index and S&P 600 Consumer Discretionary Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from October 10, 2014 (the date when our common stock first started trading) to January 31, 2016. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is furnished and not “filed” with the SEC and it is not “soliciting material”, and should not be incorporated by reference in any of our filings under the Securities Act of 1933 (the “Securities Act”), as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

	Period Ended
	10/9/2014	11/2/2014	2/1/2015	5/3/2015	8/2/2015	11/1/2015	1/31/2016
PLAY	$100.00	$122.88	$179.63	$202.81	$242.50	$241.13	$226.69
S&P 600 Small Cap	$100.00	$111.28	$110.16	$116.63	$117.89	$114.45	$104.99
S&P 600 Consumer Discretionary	$100.00	$109.85	$116.77	$122.88	$127.38	$116.09	$103.57
NASDAQ Composite	$100.00	$108.29	$108.40	$117.05	$119.93	$118.18	$107.90

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The statement of operations and cash flows data for each of the fiscal years ended January 31, 2016, February 1, 2015, February 2, 2014 and the balance sheet data as of January 31, 2016 and February 1, 2015 were derived from our audited consolidated financial statements included elsewhere in this Report. The statement of operations and cash flows data for the fiscal year ended February 3, 2013 and January 29, 2012 and the balance sheet data as of February 3, 2013 and January 29, 2012 were derived from our audited consolidated financial statements that are not included elsewhere in this Report. Unless otherwise noted herein, historic share data has been adjusted to give effect of a 224.9835679 for 1 stock split of our common stock which was effective on October 9, 2014.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. All fiscal years presented herein consist of 52 weeks, except fiscal 2012, which consists of 53 weeks.

	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014	February 3, 2013	January 29, 2012
Statement of Operations Data:
Total revenues	$866,982	$746,751	$635,579	$608,067	$541,545
Operating income	110,036	73,861	51,039	43,714	34,150
Net income (loss)	59,619	7,636	2,169	8,782	(6,985)
Balance sheet data (as of end of period):
Cash and cash equivalents	25,495	70,876	38,080	36,117	33,684
Working capital (deficit) (1)	(46,567)	17,140	(13,700)	5,863	(9,584)
Property and equipment, net	523,891	436,048	388,093	337,239	323,342
Total assets	1,004,535	950,318	861,758	813,610	786,142
Total debt, net of discount (2)	338,250	429,020	485,677	471,050	458,497
Stockholders’ equity	346,338	258,697	150,448	147,411	137,515
Other data:
Capital expenditures	$162,892	$129,688	$105,894	$78,689	$72,946
Stores open at end of period (3)	81	73	66	61	58
Stores closed during period	2	1	—	1	1
Net income (loss) per share of common stock:
Basic	$1.46	$0.22	$0.07	$0.26	$(0.20)
Diluted	$1.39	$0.21	$0.06	$0.26	$(0.20)
Weighted average number of shares outstanding:
Basic	40,968,455	35,314,884	33,187,776	33,186,426	34,478,732
Diluted	42,783,905	37,126,048	34,030,115	33,747,535	34,478,732

(1)	Defined as total current assets minus total current liabilities.
(2)	Includes current installments.
(3)	Our location in Nashville, Tennessee, which temporarily closed from May 2, 2010 to November 28, 2011, due to flooding is included in our store count for all periods. The number of stores open excludes one franchise location in Canada that ceased operations as a Dave & Buster’s on May 31, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included herein. Unless otherwise specified, the meanings of all defined terms in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

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

General

We are a leading owner and operator of high-volume venues in North America that combine dining and entertainment for both adults and families. Founded in 1982, the core of our concept is to offer our customers the opportunity to “Eat Drink Play and Watch” all in one location. Eat and Drink are offered through a full menu of “Fun-American Gourmet” entrées and appetizers and a full selection of non-alcoholic and alcoholic beverages. Our Play and Watch offerings provide an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. Our customer mix skews moderately to males, primarily between the ages of 21 and 39, and we believe we also serve as an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

Our stores average 43,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

Our Growth Strategies and Outlook

Our growth is based primarily on the following strategies:

•	Pursue disciplined new store growth;

•	Grow our comparable stores sales; and

•	Expand the Dave & Buster’s brand internationally.

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

In October 2014, we completed our initial public offering (“IPO”) of 6,764,705 shares of common stock (including the full exercise of the underwriters’ overallotment option to purchase an additional 882,352 shares) at a price of $16.00 per share.

During fiscal 2015, we completed three follow-on offerings of our common stock. All shares were offered by our selling shareholders and, in each case, included the full exercise of the underwriters’ overallotment option. The timing and share activity for each of these offerings is summarized below:

	February 2015	May 2015		September 2015
Total shares offered (including overallotment shares)	7,590,000	9,775,000		6,900,000
Offering price per share	$29.50	$31.50		$37.00

Shares provided by option exercise	300,151	853,155	(1)	366,476
Weighted average option exercise price per share	$4.49	$4.46		$4.46

Proceeds from option exercises (in thousands)	$1,346	$3,809		$1,633

(1)	We utilized 248,412 treasury shares in partial satisfaction of the shares provided by option exercise in the May 2015 offering.

In December 2015, the Oak Hill Funds sold 2,500,000 shares of common stock to the public. As of January 31, 2016, the Oak Hill Funds owned approximately 18% of our outstanding stock and certain members of our Board of Directors and our management owned approximately 1% of our outstanding stock. The remaining 81% was owned by the public.

During fiscal 2015, we entered into a new senior secured credit facility that provides a $150,000 term loan facility and a $350,000 revolving credit facility (the “Credit Facility”). The proceeds of the Credit Facility were used to refinance in full the outstanding balance of a prior credit facility of $430,000 and to pay related interest and expenses. As a result of the refinancing, we expect to have lower interest expense.

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales. Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 59, 57 and 55 stores as of the end of fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Fiscal 2015 comparable store sales exclude sales from our Williamsville (Buffalo), New York location, which closed and relocated in the third quarter of fiscal 2015, and our Farmingdale location, which closed on February 8, 2015. Fiscal 2014 comparable store sales exclude sales from our Kensington/Bethesda, Maryland (“Bethesda”) location, which closed on August 12, 2014.

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models.

Our new locations typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store volumes in year two to be 10% to 20% lower and our margins on Store-level EBITDA (excluding allocated marketing costs) to be up to four percentage points lower in the second full year of operations than our year one targets, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store and the seasonality of our business, the number and timing of new store openings will result in significant fluctuations in quarterly results.

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles (“GAAP”), we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Store-level EBITDA, Store-level EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin. These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. In addition, Adjusted EBITDA excludes pre-opening costs and adjustments for changes in the accruals for deferred amusement revenue and ticket liability, which we expect customers to redeem in future periods and which may be important in analyzing our GAAP results. Our calculations of Adjusted EBITDA adjust for these amounts because they vary from period to period and do not directly relate to the ongoing operations of the currently underlying business of our stores and therefore complicate comparison of underlying business between periods. Because of the limitations described above management does not view Adjusted EBITDA in isolation and also uses other measures, such as net sales, gross margin, operating income and net income (loss), to measure operating performance.

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

Adjusted EBITDA and Adjusted EBITDA Margin. We define “Adjusted EBITDA” as net income (loss), plus interest expense net, loss on debt retirement, provision (benefit) for income taxes, depreciation and amortization expense, loss on asset disposal, share-based compensation, currency transaction (gain) loss, pre-opening costs, reimbursement of affiliate and other expenses, change in deferred amusement revenue and ticket liability estimations, transaction costs and other. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.

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

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2015, 2014, and 2013, which ended on January 31, 2016, February 1, 2015, February 2, 2014, respectively, each contained 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Key Line Item Descriptions

Revenues. Total revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. For the year ended January 31, 2016, we derived 31.6% of our total revenue from food sales, 15.2% from beverage sales, 52.4% from amusement sales and 0.8% from other sources. For the year ended February 1, 2015, we derived 32.5% of our total revenue from food sales, 15.6% from beverage sales, 51.1% from amusement sales and 0.8% from other sources. For the year ended February 2, 2014, we derived 33.6% of our total revenue from food sales, 15.2% from beverage sales, 50.4% from amusement sales and 0.8% from other sources. Our revenue growth is primarily influenced by the number of new store openings and growth in comparable store revenues. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. Comparable store sales growth can be generated by increases in average dollars spent per customer and improvements in customer traffic.

We continually monitor the success of current food and beverage items, the availability of new menu offerings, the menu price structure and our ability to adjust prices where competitively appropriate. With respect to the beverage component, we operate fully licensed facilities which offer full beverage service, including alcoholic beverages, throughout each store.

Our stores offer an extensive array of amusements and entertainment options, with typically over 150 redemption and simulation games. We also offer traditional pocket billiards and shuffleboard in many locations. Redemption games offer our customers the opportunity to win tickets that can be redeemed for prizes in the WIN! area, ranging from branded novelty items to high-end home electronics. Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. We review the amount of game play on existing amusements in an effort to match amusements availability with customer preferences. We intend to continue to invest in new games as they become available and prove to be attractive to our customers. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings including our Eat & Play Combo (a promotion that provides a discounted Power Card in combination with select entrées), Super Charge Power Card offerings (when purchasing or adding value to a Power Card, the customer is given the opportunity to add more chips to the Power Card at a lower cost per chip amount), Half-Price Game Play (every Wednesday, from open to close, we reduce the price of every game in the Midway by one-half), and Everyone’s a Winner (a limited-time offer providing a prize to every customer that purchases or adds value to a Power Card in the amount of $10 or more). We also offer various food and beverage discounts during key sports viewing times. In addition, from time to time we have limited time offers which allow our customers to play certain new games for free as a way to introduce those new games.

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

The special events portion of our business represented 10.8% of our total revenues in the year ended January 31, 2016. We believe our special events business is an important sampling and promotional opportunity for our customers because many customers are experiencing Dave & Buster’s for the first time. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products. Cost of products includes the cost of food, beverages and the WIN! redemption items. For the year ended January 31, 2016, the cost of food products was 26.9% of food revenue, the cost of beverage products was 23.6% of beverage revenue, and the amusement and other cost of products was 12.6% of amusement and other revenues. For the fiscal year ended February 1, 2015, the cost of food products was 26.6% of food revenue, the cost of beverage products was 23.7% of beverage revenue, and the amusement and other cost of products was 14.0% of amusement and other revenues. For the fiscal year ended February 2, 2014, the cost of food products was 25.6% of food revenue, the cost of beverage products was 23.7% of beverage revenue, and the amusement and other cost of products was 14.6% of amusement and other revenues. The cost of products is driven by product mix and pricing movements from third-party suppliers. The cost of products as a percentage of the related revenues is impacted by the underlying product cost as well as menu pricing. We continually strive to gain efficiencies in both the acquisition and use of products while maintaining high standards of product quality.

Operating payroll and benefits. Operating payroll and benefits consist of wages, employer taxes and benefits for store personnel. For the year ended January 31, 2016, 54.0% of operating payroll and benefits costs were for hourly wages, 25.5% related to management labor and 20.5% represented expenses for payroll taxes, benefits and store-level incentive compensation. For the year ended February 1, 2015, hourly labor wage expense totaled 53.3% of operating payroll and benefits costs, management labor expense represented 25.7% and payroll taxes, benefits and store-level incentive compensation costs made up 21.0% of the expense. For the fiscal year ended February 2, 2014, 53.8% of operating payroll and benefits costs were for hourly wages, 27.0% related to management labor and 19.2% represented expenses for payroll taxes, benefits and store-level incentive compensation expense. We continually review the opportunity for laboring efficiencies, principally through scheduling refinements.

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

Loss on debt retirement. Loss on debt retirement consists of the write-off of unamortized loan costs and other fees associated with the refinancing of our debt. It also includes losses associated with the early prepayment of debt with proceeds from our IPO in fiscal 2014.

Provision for income taxes. Provision for income taxes represents current and deferred income taxes for federal, state, and foreign.

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

Fiscal 2015 Compared to Fiscal 2014

Results of operations.

The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income.

	Fiscal Year Ended January 31, 2016		Fiscal Year Ended February 1, 2015
Food and beverage revenues	$405,841	46.8%	$359,125	48.1%
Amusement and other revenues	461,141	53.2	387,626	51.9

Total revenues	866,982	100.0	746,751	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	104,757	25.8	92,122	25.7
Cost of amusement and other (as a percentage of amusement and other revenues)	58,053	12.6	54,353	14.0

Total cost of products	162,810	18.8	146,475	19.6
Operating payroll and benefits	200,129	23.1	175,709	23.5
Other store operating expenses	250,186	28.8	225,763	30.2
General and administrative expenses	53,600	6.2	44,574	6.0
Depreciation and amortization expense	78,660	9.1	70,868	9.5
Pre-opening costs	11,561	1.3	9,501	1.3

Total operating costs	756,946	87.3	672,890	90.1

Operating income	110,036	12.7	73,861	9.9
Interest expense, net	11,464	1.3	34,789	4.7
Loss on debt retirement	6,822	0.8	27,578	3.7

Income before provision for income taxes	91,750	10.6	11,494	1.5
Provision for income taxes	32,131	3.7	3,858	0.5

Net income	$59,619	6.9%	$7,636	1.0%

Change in comparable store sales (1)		8.9%		7.3%
Company-owned stores open at end of period (2)		81		73
Comparable stores open at end of period (1)		59		57

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Fiscal 2015 comparable stores exclude our Williamsville (Buffalo), New York location, which closed and relocated during the third quarter of fiscal 2015, our Farmingdale location, which permanently closed on February 8, 2015 and our Bethesda location, which permanently closed on August 12, 2014. Fiscal 2014 comparable stores exclude our Bethesda location.

(2)	Our fiscal 2015 store count excludes our Williamsville, Farmingdale and Bethesda locations. Our Fiscal 2014 store count excludes our Bethesda location. Our new store openings during the last two fiscal years were as follows:

Fiscal Year Ended January 31, 2016		Fiscal Year Ended February 1, 2015
Location	Opening Date	Location	Opening Date
Pelham Manor (metro New York City), NY	4/27/2015	Westchester (Los Angeles), CA	2/19/2014
Euless (Dallas), TX	5/3/2015	Vernon Hills (Chicago), IL	3/26/2014
Kentwood (Grand Rapids), MI	5/18/2015	Panama City Beach, FL	5/26/2014
Woburn (Boston), MA	5/26/2015	Los Angeles, CA	8/25/2014
Edina (Minneapolis), MN	8/3/2015	Manchester (Hartford), CT	9/22/2014
Buffalo, NY	10/1/2015	Albuquerque, NM	11/3/2014
Friendswood (Houston), TX	11/16/2015	Clackamas (Portland), OR	11/10/2014
Glendale (Phoenix), AZ	11/23/2015	Greenville, SC	11/17/2014
Springfield (Greater DC), VA	12/21/2015
San Antonio, TX	1/18/2016

Reconciliations of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA

The following table reconciles Net income to EBITDA and Adjusted EBITDA for the following years:

	Fiscal Year Ended January 31, 2016	Fiscal Year Ended February 1, 2015
Net income	$59,619	$7,636
Interest expense, net	11,464	34,789
Loss on debt retirement	6,822	27,578
Provision for income tax	32,131	3,858
Depreciation and amortization expense	78,660	70,868

EBITDA	188,696	144,729
Loss on asset disposal (1)	1,411	1,771
Currency transaction loss (2)	12	124
Reimbursement of affiliate and other expenses (3)	40	504
Transaction and other costs (4)	2,016	2,189
Share-based compensation (5)	4,109	2,212
Pre-opening costs (6)	11,561	9,501
Change in deferred amusement revenue and ticket liability (7)	7,587	4,097

Adjusted EBITDA	$215,432	$165,127

Adjusted EBITDA Margin	24.8%	22.1%

(1)	Represents the net book value of assets (less proceeds received) disposed of during the period. Primarily relates to assets replaced in the ongoing operation of business.
(2)	Represents the effect of foreign currency transaction losses related to our store in Canada.
(3)	Represents expenses incurred to reimburse our Board of Directors and certain non-recurring payments to management and compensation consultants.
(4)	Primarily represents costs related to capital market transactions and store closure costs.
(5)	Represents stock compensation expense under our 2010 Stock Incentive Plan and 2014 Stock Incentive Plan.
(6)	Represents costs incurred prior to the opening of our new stores.
(7)	Represents increases or (decreases) to accrued liabilities established for future amusement games play and the fulfillment of tickets won by customers on our redemption games.

Reconciliations of Non-GAAP Financial Measures – Store-level EBITDA

The following table reconciles EBITDA to Store-level EBITDA for the following years:

	Fiscal Year Ended January 31, 2016	Fiscal Year Ended February 1, 2015
EBITDA	$188,696	$144,729
General and administrative expenses	53,600	44,574
Pre-opening costs	11,561	9,501

Store-level EBITDA	$253,857	$198,804

Store-level EBITDA Margin	29.3%	26.6%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for tenant improvement allowances received or receivable from landlords.

	Fiscal Year Ended January 31, 2016	Fiscal Year Ended February 1, 2015
New store	$120,648	$77,489
Operating initiatives, including remodels	22,106	16,778
Games	9,870	12,314
Maintenance capital	14,712	13,296

Total capital additions	$167,336	$119,877

Tenant improvement allowances	$29,754	$22,035

Revenues

Total revenues increased $120,231, or 16.1%, to $866,982 in fiscal 2015 compared to total revenues of $746,751 in fiscal 2014.

The increased revenues were derived from the following sources:

Comparable stores	$57,000
Non-comparable stores	65,300
Other	(2,069)

Total	$120,231

Comparable store revenue increased $57,000, or 8.9% in fiscal 2015 compared to fiscal 2014. Comparable walk-in revenues, which accounted for 88.6% of comparable store revenue for fiscal 2015, increased $54,844, or 9.8% compared to fiscal 2014. Comparable store special events revenues, which accounted for 11.4% of consolidated comparable store revenue for fiscal 2015, increased $2,156, or 2.8% compared to fiscal 2014. The increase in comparable store revenue over prior year can be attributed to many factors including the continued focus on sports viewing, new game launches which were linked with movie and entertainment properties and our new offerings in each of the “Eat Drink Play and Watch” pillars promoted through national advertising.

Food sales at comparable stores increased by $12,245, or 5.9%, to $219,790 for fiscal 2015 from $207,545 in fiscal 2014. Beverage sales at comparable stores increased by $5,849, or 5.9%, to $105,362 for fiscal 2015 from $99,513 in 2014. Fiscal 2015 comparable store sales growth was led by amusement and other revenues which increased by $38,906, or 11.7%, to $371,123 from $332,217 in 2014. The growth over 2014 in amusement sales was driven by national advertising, which highlighted our games, including exclusive game launches, and a continued succession of game promotions with the return of our “Everyone’s a Winner” and our “Summer of Games” campaigns.

Non-comparable store revenue increased $65,300, or 59.5%, for fiscal 2015 compared to fiscal 2014. The increase in non-comparable store revenue was primarily driven by 433 additional store weeks contributed by our 2014 and 2015 openings compared to fiscal 2014, and partially offset by a decrease in revenue due to the closure of our Bethesda and Farmingdale locations on August 12, 2014 and February 8, 2015, respectively.

Cost of products

The total cost of products was $162,810 for fiscal 2015 and $146,475 for fiscal 2014. The total cost of products as a percentage of total revenues was 18.8% and 19.6% for fiscal 2015 and fiscal 2014, respectively.

Cost of food and beverage products increased to $104,757 in fiscal 2015 compared to $92,122 for fiscal 2014 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 10 basis points to 25.8% for fiscal 2015 from 25.7% for fiscal 2014. The increase in the cost of food and beverage as a percentage of revenues is primarily due to increased cost in our meat and poultry categories partially offset by savings in seafood.

Cost of amusement and other increased to $58,053 in fiscal 2015 compared to $54,353 in fiscal 2014. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 140 basis points to 12.6% for fiscal 2015 from 14.0% for fiscal 2014. This decrease was due, in part, to a slight shift to non-redemption games and reduced paper ticket costs for our redemption games resulting from our “e-ticket” initiative. The e-ticket option allows customers to have tickets won from game play stored automatically on their Power Cards instead of receiving paper tickets. These cost reductions were partially offset by increased expenses associated with our provision for estimated ticket redemption liability.

Operating payroll and benefits

Operating payroll and benefits increased by $24,420, or 13.9%, to $200,129 in fiscal 2015 compared to $175,709 in fiscal 2014, primarily due to new store openings and increased compensation due to operating performance. The total cost of operating payroll and benefits, as a percentage of total revenues, decreased 40 basis points to 23.1% in fiscal 2015 compared to 23.5% for fiscal 2014 as a result of leverage on increased sales.

Other store operating expenses

Other store operating expenses increased by $24,423, or 10.8%, to $250,186 in fiscal 2015 compared to $225,763 in fiscal 2014, primarily due to new store openings. Other store operating expenses, as a percentage of total revenues, decreased 140 basis points to 28.8% in fiscal 2015 compared to 30.2% in fiscal 2014 due primarily to favorable leverage of occupancy related costs and marketing expenses on increased revenue.

General and administrative expenses

General and administrative expenses increased by $9,026, or 20.2%, to $53,600 in fiscal 2015 compared to $44,574 in fiscal 2014. The increase in general and administrative expenses was driven by increased labor costs at our corporate headquarters and incremental shared-based compensation costs related to additional grants of stock options and performance-based restricted stock units, during fiscal 2015. Additionally, current year costs were impacted by professional fees associated with post-IPO public company costs, international development initiatives and legal fees related to litigation. General and administrative expenses, as a percentage of total revenues, increased by 20 basis points to 6.2% in fiscal 2015 compared to 6.0% in fiscal 2014, due to the same reasons noted above.

Depreciation and amortization expense

Depreciation and amortization expense increased by $7,792, or 11.0%, to $78,660 in fiscal 2015 compared to $70,868 in fiscal 2014. Increased depreciation due to our 2014 and 2015 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $2,060 to $11,561 in fiscal 2015 compared to $9,501 in fiscal 2014 due to the number and timing of new store openings and sites under construction.

Interest expense

Interest expense decreased by $23,325 to $11,464 in fiscal 2015 compared to $34,789 in fiscal 2014 due to refinancing of outstanding debt and the use of IPO proceeds described in “Liquidity and Capital Resources” and “Cash Flows”.

Loss on debt retirement

In connection with the May 15, 2015 debt refinancing (see “Liquidity and Capital Resources” for further discussion), the Company recorded a charge of $6,822. This charge includes non-cash charges of $6,790 resulting from the write off of certain unamortized debt issuance costs and the unamortized discount associated with a prior credit facility and $32 of legal expenses. In fiscal 2014, the Company refinanced its debt and recorded a charge of $27,578. This charge includes non-cash charges of $8,580 resulting from the write off of certain unamortized debt issuance costs and the unamortized discount associated with the outstanding credit facility at that time and $18,998 of cash payments primarily related to the early redemption of senior notes and senior discount notes, plus legal expenses.

Provision for income taxes

Income tax expense for 2015 was $32,131 compared to $3,858 for fiscal 2014. The 2015 income tax expense was substantially driven by our improved pre-tax income which resulted from the collective impact of the operating factors and reduced debt-related expenses previously discussed. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain income and expense items which are not recognized for income tax purposes. Our effective tax rate was 35.0% for fiscal 2015 as compared to 33.7% for fiscal 2014 due primarily to the impact of available tax credits.

At January 31, 2016, we had a valuation allowance of $1,006 against our deferred tax assets. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible. In assessing the realizability of our deferred tax assets, at January 31, 2016, we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income, consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize only a portion of these benefits. Accordingly, we have established a valuation allowance to reduce those deferred tax assets to an amount which we believe will ultimately be realized. During fiscal 2015, as a result of our assessment, we increased our valuation allowance by $75.

According to ASC 740, Accounting for Uncertainty in Income Taxes, the recognition of income tax benefits is limited to those items that meet the “more likely than not” threshold on the effective date. As of January 31, 2016, we have accrued approximately $1,263 of unrecognized tax benefits and approximately $399 of penalties and interest. During fiscal 2015, we increased our unrecognized provision by $697 and increased our accrual for interest and penalties by $61. Because of the impact of deferred tax accounting, $1,137 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We file a consolidated income tax return with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to fiscal 2011.

As of January 31, 2016, we had $4,490 remaining available federal tax credit carryovers, including $4,427 of general business credits and $63 of Alternative Minimum Tax (“AMT”) credit carryovers. There is a 20-year carry-forward on general business credits and AMT credits can be carried forward indefinitely. The general business credits do not begin to expire until 2035 and are expected to be utilized in 2016 based on current enacted tax laws. As of January 31, 2016, we have no federal net operating loss carryforwards, and $64,127 of state net operating loss carryforwards. Included in state net operating loss carryforwards is approximately $13,875 of state net operating loss carryforwards related to excess stock compensation that will be recorded in additional paid in capital when realized as a reduction in taxes payable. Generally, state net operating losses can be carried forward 20 years. State operating loss carryforwards do not begin to expire until 2018. As of January 31, 2016, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. Included in our total valuation allowance is $798 related to state net operating losses that may not be realized.

Fiscal 2014 Compared to Fiscal 2013

Results of Operations

The following table sets forth selected data in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income.

	Fiscal Year Ended February 1, 2015		Fiscal Year Ended February 2, 2014
Food and beverage revenues	$359,125	48.1%	$310,111	48.8%
Amusement and other revenues	387,626	51.9	325,468	51.2

Total revenues	746,751	100.0	635,579	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	92,122	25.7	77,577	25.0
Cost of amusement and other (as a percentage of amusement and other revenues)	54,353	14.0	47,437	14.6

Total cost of products	146,475	19.6	125,014	19.7
Operating payroll and benefits	175,709	23.5	150,172	23.6
Other store operating expenses	225,763	30.2	199,537	31.4
General and administrative expenses	44,574	6.0	36,440	5.8
Depreciation and amortization expense	70,868	9.5	66,337	10.4
Pre-opening costs	9,501	1.3	7,040	1.1

Total operating costs	672,890	90.1	584,540	92.0

Operating income	73,861	9.9	51,039	8.0
Interest expense, net	34,789	4.7	47,809	7.5
Loss on debt retirement	27,578	3.7	—	—

Income before provision for income taxes	11,494	1.5	3,230	0.5
Provision for income taxes	3,858	0.5	1,061	0.2

Net income	$7,636	1.0%	$2,169	0.3%

Change in comparable store sales (1)		7.3%		1.0%
Company-owned stores open at end of period (2)		73		66
Comparable stores open at end of period (1)		57		55

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Fiscal 2014 comparable stores exclude our Bethesda location, which permanently closed on August 12, 2014.

(2)	Our fiscal 2014 store count excludes our Bethesda location. Our new store openings during the last two fiscal years were as follows:

Fiscal Year Ended February 1, 2015		Fiscal Year Ended February 2, 2014
Location	Opening Date	Location	Opening Date
Westchester (Los Angeles), CA	2/19/2014	Virginia Beach, VA	7/20/2013
Vernon Hills (Chicago), IL	3/26/2014	Syracuse, NY	8/21/2013
Panama City Beach, FL	5/26/2014	Albany, NY	8/24/2013
Los Angeles, CA	8/25/2014	Cary (Raleigh), NC	11/6/2013
Manchester (Hartford), CT	9/22/2014	Livonia (Detroit), MI	12/16/2013
Albuquerque, NM	11/3/2014
Clackamas (Portland), OR	11/10/2014
Greenville, SC	11/17/2014

Reconciliations of Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA

The following table reconciles Net income to EBITDA and Adjusted EBITDA for the following years:

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014
Net income	$7,636	$2,169
Interest expense, net	34,789	47,809
Loss on debt retirement	27,578	—
Provision for income tax	3,858	1,061
Depreciation and amortization expense	70,868	66,337

EBITDA	144,729	117,376
Loss on asset disposal (1)	1,771	2,631
Currency transaction loss (2)	124	622
Reimbursement of affiliate and other expenses (3)	504	722
Transaction and other costs (4)	2,189	256
Share-based compensation (5)	2,212	1,207
Pre-opening costs (6)	9,501	7,040
Change in deferred amusement revenue & ticket liability (7)	4,097	4,936

Adjusted EBITDA	$165,127	$134,790

Adjusted EBITDA Margin	22.1%	21.2%

(1)	Represents the net book value of assets (less proceeds received) disposed of during the period. Primarily relates to assets replaced in ongoing operation of business.
(2)	Represents the effect of foreign currency transaction losses related to our store in Canada.
(3)	Represents expenses incurred to reimburse our Board of Directors and certain non-recurring payments to management and compensation consultants.
(4)	Primarily represents costs related to capital market transactions and store closure costs.
(5)	Represents stock compensation expense under our 2010 Stock Incentive Plan and 2014 Stock Incentive Plan.
(6)	Represents costs incurred prior to the opening of our new stores.
(7)	Represents increases or (decreases) to accrued liabilities established for future amusement games play and the fulfillment of tickets won by customers on our redemption games.

Reconciliations of Non-GAAP Financial Measures – Store-level EBITDA

The following table reconciles EBITDA to Store-level EBITDA for the following years:

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014
EBITDA	$144,729	$117,376
General and administrative expenses	44,574	36,440
Pre-opening costs	9,501	7,040

Store-level EBITDA	$198,804	$160,856

Store-level EBITDA Margin	26.6%	25.3%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for tenant improvement allowances received or receivable from landlords.

	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014
New store	$77,489	$72,301
Operating initiatives, including remodels	16,778	21,930
Games	12,314	11,413
Maintenance Capital	13,296	14,238

Total capital additions	$119,877	$119,882

Tenant improvement allowances	$22,035	$15,786

Revenues

Total revenues increased $111,172, or 17.5%, to $746,751 in fiscal 2014 compared to total revenues of $635,579 in fiscal 2013.

The increased revenues were derived from the following sources:

Comparable stores	$41,954
Non-comparable stores	70,241
Other	(1,023)

Total	$111,172

Comparable store revenue increased $41,954, or 7.3% in fiscal 2014 compared to fiscal 2013. Comparable walk-in revenues, which accounted for 87.7% of comparable store revenue for fiscal 2014, increased $38,921, or 7.8% compared to fiscal 2013. Comparable store special events revenues, which accounted for 12.3% of consolidated comparable store revenue for fiscal 2014, increased $3,033, or 4.2% compared to fiscal 2013. The increase in comparable store revenue over prior year is attributable to our brand strength, increased consumer prosperity, and favorability due to weather. Our brand strength can be credited to many factors including a more contemporary feel at our stores, the addition of and focus on sports viewing, and media efficiencies which encompasses the success of our “New News” program, which features our new offerings in each of the “Eat Drink Play and Watch” pillars through national advertising and the utilization of new media outlets.

Food sales at comparable stores increased by $7,376, or 3.8%, to $200,156 for fiscal 2014 from $192,780 in the comparable period in 2013. Beverage sales at comparable stores increased by $8,429, or 9.6%, to $95,937 for fiscal 2014 from $87,508 in the comparable period in 2013. Sales growth was led by amusement and other revenues. Comparable store amusement and other revenues for fiscal 2014 increased by $26,149, or 8.9%, to $319,107 from $292,958 in the 2013 comparison period. The growth over 2013 in amusement sales was driven by increased national advertising highlighting our amusement products, our “Half-Price Game Play” on Wednesdays offer and Power Card up-sell initiatives.

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

Cost of food and beverage products increased to $92,122 in fiscal 2014 compared to $77,577 for fiscal 2013 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 70 basis points to 25.7% for fiscal 2014 from 25.0% for fiscal 2013. The increase in cost of food and beverage, as a percentage of revenues, is driven by increased cost in our meat and seafood categories partially offset by price increases taken in our in food and beverage menu in the current year.

Cost of amusement and other increased to $54,353 in fiscal 2014 compared to $47,437 in fiscal 2013. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 60 basis points to 14.0% for fiscal 2014 from 14.6% for fiscal 2013. This decrease was driven by efficiencies in procurement of items available for redemption in our WIN! area and favorable experience in our ticket redemption patterns.

Operating payroll and benefits

Operating payroll and benefits increased by $25,537, or 17.0%, to $175,709 in fiscal 2014 compared to $150,172 in fiscal 2013, primarily due to new store openings. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 10 basis points to 23.5% in fiscal 2014 compared to 23.6% for fiscal 2013. The decrease in operating payroll and benefits, as a percentage of revenues, was driven primarily by decreased hourly and management labor costs offset by increased incentive compensation expense and unfavorable health insurance claims experience.

Other store operating expenses

Other store operating expenses increased by $26,226, or 13.1%, to $225,763 in fiscal 2014 compared to $199,537 in fiscal 2013, due to new store openings, higher costs of marketing due to increases in the underlying price of the media and strategic shifts in media purchasing and increased subscription costs associated with sports related viewing events. Other store operating expenses, as a percentage of total revenues, decreased 120 basis points to 30.2% in fiscal 2014 compared to 31.4% in fiscal 2013 due primarily to favorable operating leverage of operating costs on increased revenue. This favorable leverage was principally driven by fixed occupancy costs.

General and administrative expenses

General and administrative expenses increased by $8,134, or 22.3%, to $44,574 in fiscal 2014 compared to $36,440 in fiscal 2013. The increase in general and administrative expenses was significantly impacted by share-based compensation charges totaling $1,080 related to the modification of vesting requirements and forfeiture assumptions on grants made prior to our IPO and increased labor costs at our corporate headquarters driven by higher bonus compensation directly related to increased company performance. Additionally, legal fees related to litigation regarding our Bethesda location which permanently closed on August 12, 2014 and costs associated with our IPO, which were not capitalizable, resulted in higher expense levels than in the prior year. General and administrative expenses, as a percentage of total revenues, increased 20 basis points to 6.0% in fiscal 2014 compared to 5.8% in fiscal 2013 for the same reasons noted above.

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

Pre-opening costs

Pre-opening costs increased by $2,461 to $9,501 in fiscal 2014 compared to $7,040 in fiscal 2013 due to the number and timing of new store openings.

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

Loss on debt retirement

In connection with the July 25, 2014 debt refinancing (see “Liquidity and Capital Resources” for further discussion), the Company recorded a pre-tax charge of $25,992. This charge includes non-cash charges of $6,994 resulting from the write-off of certain unamortized debt issuance costs and the unamortized discount associated with the prior senior secured credit facility, $12,833 related to the early redemption of the senior notes, $6,124 related to the early redemption of the senior discount notes and $41 of legal expenses related to the prior senior secured credit facility. In the third quarter of 2014 the company wrote off $1,586 in unamortized debt costs related to the use of IPO proceeds and available cash balances to prepay $100,000 principal amount of our then existing term loan facility.

Provision for income taxes

Income tax expense for fiscal 2014 was $3,858 compared to $1,061 for fiscal 2013. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes. Our effective tax rate was 33.7% for fiscal 2014 as compared to 26.7% for fiscal 2013 due primarily to the impact of our utilization of available tax credits versus pre-tax income in fiscal 2013.

At February 1, 2015, we had a valuation allowance of $931 against our deferred tax assets. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible. In assessing the realizability of our deferred tax assets, at February 1, 2015 we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income, consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize only a portion of these benefits. Accordingly, we have established a valuation allowance to reduce those deferred tax assets to an amount which we believe will ultimately be realized. During fiscal 2014, as a result of our assessment, we reduced our valuation allowance by $457.

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

As of February 1, 2015, we estimate that we have available $8,814 federal tax credit carryovers, including $8,751 of general business credits and $63 of Alternative Minimum Tax (“AMT”) credit carryovers, and $21,904 of state net operating loss carryforwards. There is a 20-year carry-forward on general business credits and AMT credits can be carried forward indefinitely. The general business credits do not begin to expire until 2030 and are expected to be utilized in 2015 based on current enacted tax laws. As of February 1, 2015, we have no federal net operating loss carryforwards. Generally, state net operating losses can be carried forward 20 years. State operating loss carryforwards do not begin to expire until 2024. As of February 1, 2015, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. Included in our total valuation allowance is $735 related to state net operating losses that may not be realized.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2015 and fiscal 2014. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Report.

	Fiscal 2015 – Period Ended (1)				Fiscal 2014 – Period Ended (1)
	Jan 31, 2016	Nov 1, 2015	Aug 2, 2015	May 3, 2015	Feb 1, 2015	Nov 2, 2014	Aug 3, 2014	May 4, 2014
Food and beverage revenues	$113,237	89,826	99,213	103,565	$103,048	$78,179	84,916	$92,982
Amusement and other revenues	120,978	102,927	118,126	119,110	104,021	85,295	96,469	101,841

Total revenues	234,215	192,753	217,339	222,675	207,069	163,474	181,385	194,823
Cost of food and beverage	28,522	23,575	25,880	26,780	26,183	20,249	21,832	23,858
Cost of amusement and other	14,371	12,842	15,074	15,766	15,018	12,091	14,049	13,195

Total costs of products	42,893	36,417	40,954	42,546	41,201	32,340	35,881	37,053
Operating payroll and benefits	53,008	48,048	50,081	48,992	49,352	41,237	42,330	42,790
Other store operating expenses	61,417	63,762	63,813	61,194	55,323	56,298	57,589	56,553
General and administrative expense	14,615	12,640	13,501	12,844	13,112	11,393	9,604	10,465
Depreciation and amortization expense	20,413	20,032	19,638	18,577	18,547	17,648	17,386	17,287
Pre-opening costs	3,807	2,395	2,585	2,774	1,559	3,650	1,848	2,444

Total operating costs	196,153	183,294	190,572	186,927	179,094	162,566	164,638	166,592

Operating income	38,062	9,459	26,767	35,748	27,975	908	16,747	28,231
Interest expense, net	2,407	2,184	2,223	4,650	4,963	6,130	11,684	12,012
Loss on debt retirement	—	—	6,822	—	—	1,592	25,986	—

Income (loss) before provision (benefit) for income taxes	35,655	7,275	17,722	31,098	23,012	(6,814)	(20,923)	16,219
Provision (benefit) for income taxes	12,705	2,721	5,149	11,556	8,352	(2,207)	(7,045)	4,758

Net income (loss)	$22,950	$4,554	$12,573	$19,542	$14,660	$(4,607)	$(13,878)	$11,461

Stores open at end of period (2)	81	77	76	74	73	70	69	68
Quarterly total revenues as a percentage of annual total revenues	27.0%	22.2%	25.1%	25.7%	27.7%	21.9%	24.3%	26.1%
Change in comparable store sales	6.0%	8.8%	11.0%	9.9%	10.5%	8.7%	5.7%	4.7%

(1)	We operate on a 52 or 53 week fiscal year. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal years ended January 31, 2016 and February 1, 2015 both consist of 52 weeks.
(2)	Our store counts have been adjusted downward for store closures.

Liquidity and Capital Resources

Overview

We finance our activities through cash flow from operations and availability under our Credit Facility. As of January 31, 2016, we had cash and cash equivalents of $25,495, net working capital deficit of $46,567 and outstanding debt obligations of $338,250. We also had $152,815 in borrowing availability under our Credit Facility.

We currently have, and anticipate that in the future we may continue to have, negative working capital balances. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Funds available from sales not needed immediately to pay for operating expenses have typically been used for capital expenditures and payment of long-term debt obligations.

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

As of January 31, 2016, we expect our short-term liquidity requirements to include (a) approximately $120,000 to $130,000 of capital additions (net of tenant improvement allowances from landlords), (b) scheduled debt service payments under our Credit Facility of $14,863 including interest payments of $7,363 (c) lease obligation payments of $71,953 and (d) estimated cash income tax payments of approximately $38,000.

Long-term liquidity requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for new store development and construction, replacement of games and equipment, performance-necessary renovations and other non-recurring capital expenditures that need to be made periodically to our stores, interest payments on our outstanding term loan and scheduled lease obligation payments. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing cash on hand, cash provided by operations, and borrowings under our Credit Facility.

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

Indebtedness

Current credit facility. On May 15, 2015, we entered into the Credit Facility which provides a $150,000 term loan facility and a $350,000 revolving credit facility with a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $10,000 swingline sub-facility. The revolving facility will be used to provide financing for general purposes. The term loan facility requires quarterly principal pay downs of $1,875 which began in the third quarter of fiscal 2015 through maturity, when the remaining balance is due. The Credit Facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries.

The initial proceeds of the Credit Facility of $434,000 were used to refinance in full the prior credit facility (of which $430,000 was outstanding) and to pay related interest and expenses. As a result of the refinancing, we incurred a loss on extinguishment charge of $6,822, consisting of the write-off of unamortized debt issuance costs, unamortized discount and cash paid for related debt fees. Concurrent with the refinance, we utilized $45,000 of available cash on hand to pay down a portion of the outstanding revolving portion of the Credit Facility.

As of January 31, 2016, we had letters of credit outstanding of $5,185 and $152,815 of borrowing available under our Credit Facility. We believe that the carrying amount of our Credit Facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s Credit Facility was determined to be a Level Two instrument as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under our Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leveraged ratio, at

LIBOR plus a spread ranging from 1.5% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on the Credit Facility at January 31, 2016 was 2.17%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.55%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate Credit Facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. We have not designated the interest rate cap as a hedge for accounting purposes. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $445 at January 31, 2016, is included in other assets on the balance sheet and was valued using an analysis based on market observable inputs, representing Level Two assets as defined by GAAP. The fair value of the Company’s interest rate cap represents the amount the Company would receive to terminate the contract. For fiscal 2015, interest expense includes $475 related to the change in the fair value of the interest rate cap since purchase.

Prior credit facilities. During fiscal 2014, proceeds of $528,675 were used to refinance all the outstanding credit facility and note balances at that time of $443,509, and to pay related premiums, interest, debt issuance costs and other expenses of $30,940. In October 2014, the Company used IPO proceeds and available cash balances to repay $100,000 principal amount of the existing credit facility. As a result of the refinancing and prepayment, we incurred a loss on extinguishment charge of $27,578, consisting of primarily of premiums for early repayment and additional interest charges of $18,998, and the write-off of unamortized debt issue costs and unamortized discount of $8,580.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year Ended January 31, 2016	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014
Net cash provided by (used in):
Operating activities	$186,983	$86,715	$109,878
Investing activities	(161,540)	(129,573)	(105,677)
Financing activities	(70,824)	75,654	(2,238)

Fiscal 2015 Compared to Fiscal 2014

Net cash provided by operating activities was $186,983 for fiscal 2015 compared to $86,715 for fiscal 2014. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales, increased comparable store sales and improved operating margins and the absence of a $50,193 payment of accrued interest which occurred in fiscal 2014.

Net cash used in investing activities was $161,540 for fiscal 2015 compared to $129,573 for fiscal 2014. Capital expenditures increased $33,204 to $162,892 (excluding the increase in fixed asset accrued liabilities of approximately $4,444) in fiscal 2015 from $129,688 in fiscal 2014, primarily due to new store openings. During fiscal 2015, the Company spent approximately $115,888 ($86,134 net of tenant improvement allowances from landlords) for new store construction, $14,455 related to a major remodel project on three existing stores and several smaller scale remodel projects, $8,280 on operating improvement initiatives, $9,898 for game refreshment and $14,371 for maintenance capital. New store capital expenditures increased $32,817 due mainly to the timing of new store openings.

Net cash used in financing activities was $70,824 for fiscal 2015 compared to cash provided by financing activities of $75,654 for fiscal 2014. Net cash used in financing activities during the current fiscal year reflects the impact of our May 15, 2015 debt refinancing and subsequent activity which resulted in a $91,750 net reduction to our outstanding long-term debt during fiscal 2015. Net cash used for debt reduction was partially offset by proceeds from stock option exercises and excess income tax benefits related to stock-based compensation plans.

Cash provided by financing activities for fiscal 2014 reflects the impact of a debt refinancing which was completed during July 2014. In connection with the fiscal 2014 debt refinancing, we received proceeds of $528,675. Proceeds from the term loan facility were used to repay $443,509 of outstanding credit facility and note balances at that time as well as related premiums, interest, debt issuance and other expenses. Additionally, in the third quarter of 2014, the Company used a portion of IPO proceeds and available cash balances to repay $100,000 principal amount of the credit facility that was refinanced in July 2014.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $164,000 and $174,000 ($120,000 to $130,000 net of tenant improvement allowances and other landlord payments) in capital additions during fiscal 2016. The fiscal 2016 additions are expected to include approximately $132,000 to $142,000 ($88,000 to $98,000 net of tenant improvement allowances and other landlord payments) for new store construction and operating improvement initiatives, including six store remodels, $12,000 for game refreshment and $20,000 in maintenance capital. A portion of the 2016 new store spend is related to stores that will be under construction in 2016 but will not be open until 2017.

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

Contractual Obligations and Commercial Commitments

The following table sets forth the contractual obligations and commercial commitments as of January 31, 2016:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Credit Facility (1)	$338,250	$7,500	$15,000	$315,750	$—
Interest requirements (2)	30,508	7,363	14,366	8,779	—
Operating leases (3)	783,986	71,953	138,061	116,840	457,132

Total	$1,152,744	$86,816	$167,427	$441,369	$457,132

(1)	The Credit Facility includes a $150,000 term loan facility and $350,000 revolving credit facility, a letter of credit sub-facility, and a swingline sub-facility. As of January 31, 2016, we had borrowings of $192,000 under the revolving credit facility, borrowings of $146,250 under the term facility and $5,185 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of variable rate debt obligations at the weighted average rate in effect at January 31, 2016 of 2.17%.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above. We do not have any remaining options to extend the lease terms of two leases which expire in 2019 and one other lease which expires in 2020. All of our other leases include renewal options that give us the opportunity to extend the lease terms beyond 2020.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Critical accounting policies and estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements for the year ended January 31, 2016. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

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

Leasehold improvements are generally depreciated over the shorter of twenty years or the expected lease term. Furniture, fixtures and equipment is generally depreciated over an estimated useful life ranging from three to ten years. Games are generally depreciated over an estimated useful life ranging from five to twenty years.

We review our property and equipment annually or more frequently if an event occurs or circumstances change that would indicate that the carrying values of these long-lived assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans.

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

Goodwill and intangible assets. As of January 31, 2016 we had goodwill of approximately $272,694 and intangible assets of $79,000 representing tradenames. Goodwill and tradenames, which have an indefinite useful life, are not being amortized. However, both goodwill and tradenames are subject to impairment testing annually or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. Goodwill and tradenames are evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit.

Step one of the impairment test, or quantitative assessment, is based upon a comparison of the carrying value of the asset to the fair value determined utilizing independent valuations from an outside consultant. The fair value of goodwill is measured using a combination of market earnings multiples and market capitalization methodologies. The fair value of tradenames is determined on the basis of discounted cash flows utilizing a relief from royalty method. Key assumptions used in our testing include future store openings, revenue growth, operating expenses and discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering our past performance and forecasted growth, market economics and the business environment impacting our Company’s performance. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. We evaluate all methods to ensure reasonably consistent results. Based on the completion of the step one test, we determined that goodwill and our tradenames were not impaired.

Income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effects of changes in income tax rates or law changes are included in the provision for income taxes in the period enacted.

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax basis of assets and liabilities. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The calculation of tax liabilities involves judgment and evaluation of uncertainties in the interpretation of federal and state tax regulations. As a result, we have established accruals for taxes that may become payable in future years as a result of audits by tax authorities. Tax accruals are reviewed regularly pursuant to accounting guidance for uncertainty in income taxes. Tax accruals are adjusted as events occur that affect the potential liability for taxes such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a particular issue. Accordingly, we may experience significant changes in tax accruals in the future, if or when such events occur.

Accounting for amusement operations. The majority of our amusement revenue is derived from customer purchases of game play credits on Power Cards which allow our customers to play the video and redemption games in our midways. We have recognized a liability for the estimated amount of unused game play credits, which we believe our customers will utilize in the future based on credits remaining on Power Cards, historic utilization patterns and revenue per game play credit sold. Certain midway games allow customers to earn tickets, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when tickets are utilized by the customer by either redeeming the tickets for a prize in our WIN! area or storing the ticket value on a Power Card for future redemption. We have accrued a liability for the estimated amount of outstanding tickets that will be redeemed in subsequent periods based on tickets outstanding, historic redemption patterns and the estimated redemption cost of products per ticket.

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

Options provided for in the 2010 Stock Incentive Plan are subject to the grantees continued employment with or service to D&B Entertainment or its subsidiaries (subject to certain conditions in the event of grantee termination). Service-based options contain service-based (or time-based) vesting provisions, whereby the options will vest annually in equal amounts. As a result of the IPO, all performance-based shares were modified and became fully vested.

Options and awards granted in fiscal 2015 and fiscal 2014 were issued pursuant to the terms of the 2014 Stock Incentive Plan. The 2014 Stock Incentive Plan allows the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, other stock-based awards and cash-based awards to employees, directors, and consultants of the Company. The term of service-based stock options is determined at the date of grant. Performance-based stock options can be based upon a variety of performance measures as defined in the plan document.

To assist us with the determination of the fair value of our common stock for stock options granted prior to or in connection with our IPO, we have obtained valuation analyses prepared by an independent third-party valuation firm. The valuations utilized approaches and methodologies consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation and information provided by our management, including historical and projected financial information, prospects and risks, our performance, various corporate documents, capitalization and economic and financial market conditions. The third-party valuation firm also utilized other economic, industry, and market information obtained from other resources considered reliable. The method used by the valuation firm utilized discounted cash flow, guideline public company and external transaction approaches to determine value ranges. We believe the combination of these methods provides an appropriate estimate of our expected fair value ranges.

The valuation of our stock-based awards has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate, as well as our estimated fair value of our common stock. Since our stock had not been publicly traded prior to our IPO, the expected volatility is based on an average of the historical volatility of certain of our competitors’ stocks over the expected term of the share-based awards. The dividend yield assumption is based on our history. The expected term of share-based awards represents the weighted-average period the share-based award is expected to remain outstanding. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term. As we accumulate company-specific information, we will begin to consider that in determining our assumptions, except that we will use the market-determined share price for all stock options granted subsequent to the IPO rather than third-party estimates of fair value.

Share-based compensation expense is recognized for the portion of awards that are expected to vest. For time-based awards, share-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. For performance-based awards, management must assess the probability of the achievement of the targets, as defined in the applicable plan. Share-based compensation expense recognized in our results of operations is based on awards ultimately expected to vest. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least annually and any change in compensation expense is recognized in the period of the change.

The determinations of the fair values of our share-based awards are based on estimates and forecasts described above that may not reflect actual market results. These estimates and forecasts require us to make judgments that are highly complex and subjective. Additionally, past valuations relied on reference to other companies for the determination of volatility, trading multiples and other valuation inputs, future estimates of these factors will be based more on our performance as a public company. Share-based grant values under the 2014 Stock Incentive Plan are based on quoted market prices. The use of company-specific attributes will likely impact the fair value of share-based payment programs in the future and the results may be different than using an average of industry participant attributes as has been utilized in the past.

Recent accounting pronouncements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes on the balance sheet. ASU 2015-17 requires an entity to present deferred tax assets and liabilities as non-current in a classified balance sheet. The new guidance represents a change in accounting principle and is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. Because the application of this guidance affects the balance sheet classification only, adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers regarding how to account for a cloud computing arrangement. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Otherwise, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-05 is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-03 changes the presentation of debt issuance costs and generally requires debt issuance costs related to a recognized debt liability to be reported as a direct reduction from the carrying amount of the debt. ASU 2015-15 clarifies that debt issuance costs incurred in connection with line-of-credit arrangements may continue to be presented as an asset. The new standards do not change the recognition and measurement of debt issuance costs. As of January 31, 2016, $834 of unamortized debt issuance costs related to our term loan facility would be reclassified from “Other assets and deferred charges” to a reduction in the carrying amount of our debt, and $1,985 of unamortized debt issuance costs related to our line-of-credit arrangement, would continue to be presented as an asset. The new standard is effective for interim and annual periods beginning after December 15, 2015.

In May 2014, the FASB issued guidance in ASU 2014-09, Revenue from Contracts with Customers, which supersedes most current revenue recognition guidance and outlines a single comprehensive model for entities to use in accounting for revenue. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. The update is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this guidance on our consolidated financial statements and the transition method that we will apply.

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

Interest Rate Risk

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. Borrowings pursuant to our Credit Facility bear interest at a floating rate based on LIBOR, plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate Credit Facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. As of January 31, 2016, one-month LIBOR was .425%. Assuming no change in the balance of the revolving portion of the credit facility, we estimate that a hypothetical 25 basis point increase in one-month LIBOR would increase our annualized interest expense in the next year by approximately $865.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our stores is subject to inflationary increases in the costs of labor and material.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The State of California (where nine of our stores are located) raised the state minimum hourly wage from $9.00 per hour to $10.00 per hour effective January 1, 2016. The State of New York (where eight of our stores are located) raised the state minimum tipped wage from $5.00 per hour to $7.50 per hour effective December 31, 2015.

In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, improving productivity, or through other adjustments. We may or may not be able to offset cost increases in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-25 in this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2016. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2016, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Internal Control over Financial Reporting

A report of the Company’s management on the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) is included below. A report of KPMG LLP, an independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included herein.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2016 based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2016 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of January 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the sections entitled “Proposal No. 1—Election of Directors”, “Directors and Corporate Governance”, “Executive Officers” and “Executive Compensation” in the Proxy Statement.

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

The information required by Item 14 is incorporated herein by reference to the section entitled “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

See Pages F-1 to F-25 of this Report.

(2)	Financial Statement Schedules

None.

(3)	See the Index to Exhibits attached hereto on Page E-1 for a list of all exhibits filed as part of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware Corporation

Date: March 29, 2016	By:	/s/ Brian A. Jenkins
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

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on March 29, 2016.

Signature		Title
By:	/s/ Stephen M. King	Chief Executive Officer and Director
	Stephen M. King	(Principal Executive Officer)

By:	/s/ Brian A. Jenkins	Senior Vice President and Chief Financial Officer
	Brian A. Jenkins	(Principal Financial and Accounting Officer)

By:	/s/ Alan J. Lacy	Chairman of the Board of Directors
Alan J. Lacy

By:	/s/ J. Taylor Crandall	Director
J. Taylor Crandall

By:	/s/ Michael J. Griffith	Director
Michael J. Griffith

By:	/s/ Jonathan S. Halkyard	Director
Jonathan S. Halkyard

By:	/s/ David A. Jones	Director
David A. Jones

Signature		Title

By:	/s/ Kevin M. Mailender	Director
Kevin M. Mailender

By:	/s/ Patricia H. Mueller	Director
Patricia H. Mueller

By:	/s/ Kevin M. Sheehan	Director
Kevin M. Sheehan

By:	/s/ Tyler J. Wolfram	Director
Tyler J. Wolfram

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dave & Buster’s Entertainment, Inc.:

We have audited Dave & Buster’s Entertainment, Inc.’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dave & Buster’s Entertainment, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Dave & Buster’s Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dave & Buster’s Entertainment, Inc. and subsidiaries as of January 31, 2016 and February 1, 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended January 31, 2016, February 1, 2015, and February 2, 2014, and our report dated March 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Dallas, Texas

March 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dave & Buster’s Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dave & Buster’s Entertainment, Inc. and subsidiaries as of January 31, 2016 and February 1, 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended January 31, 2016, February 1, 2015, and February 2, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dave & Buster’s Entertainment, Inc. and subsidiaries as of January 31, 2016 and February 1, 2015, and the results of their operations and their cash flows for the fiscal years ended January 31, 2016, February 1, 2015, and February 2, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dave & Buster’s Entertainment, Inc.’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Dallas, Texas

March 29, 2016

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	January 31, 2016	February 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$25,495	$70,876
Inventories	19,529	18,457
Prepaid expenses	12,954	10,641
Deferred income taxes	30,257	30,591
Income taxes receivable	4,146	2,421
Other current assets	17,699	9,923

Total current assets	110,080	142,909
Property and equipment (net of $309,345 and $252,160 accumulated depreciation as of January 31, 2016 and February 1, 2015, respectively)	523,891	436,048
Tradenames	79,000	79,000
Goodwill	272,694	272,592
Other assets and deferred charges	18,870	19,769

Total assets	$1,004,535	$950,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$7,500	$—
Accounts payable	42,836	35,001
Accrued liabilities	103,614	89,198
Income taxes payable	2,697	1,570

Total current liabilities	156,647	125,769
Deferred income taxes	35,347	27,828
Deferred occupancy costs	125,259	99,847
Other liabilities	10,194	9,157
Long-term debt, net	330,750	429,020
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized shares; 41,618,933 and 40,217,640 issued shares as of January 31, 2016 and February 1, 2015, respectively	416	402
Preferred stock, 50,000,000 shares authorized; none issued	—	—
Paid-in capital	280,828	253,685
Treasury stock, 0 and 248,412 shares as of January 31, 2016 and February 1, 2015, respectively	—	(1,189)
Accumulated other comprehensive loss	(970)	(646)
Retained earnings	66,064	6,445

Total stockholders’ equity	346,338	258,697

Total liabilities and stockholders’ equity	$1,004,535	$950,318

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Fiscal Year Ended January 31, 2016	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014
Food and beverage revenues	$405,841	$359,125	$310,111
Amusement and other revenues	461,141	387,626	325,468

Total revenues	866,982	746,751	635,579
Cost of food and beverage	104,757	92,122	77,577
Cost of amusement and other	58,053	54,353	47,437

Total cost of products	162,810	146,475	125,014
Operating payroll and benefits	200,129	175,709	150,172
Other store operating expenses	250,186	225,763	199,537
General and administrative expenses	53,600	44,574	36,440
Depreciation and amortization expense	78,660	70,868	66,337
Pre-opening costs	11,561	9,501	7,040

Total operating costs	756,946	672,890	584,540

Operating income	110,036	73,861	51,039
Interest expense, net	11,464	34,789	47,809
Loss on debt retirement	6,822	27,578	—

Income before provision for income taxes	91,750	11,494	3,230
Provision for income taxes	32,131	3,858	1,061

Net income	59,619	7,636	2,169

Unrealized foreign currency translation loss	(324)	(479)	(419)

Total comprehensive income	$59,295	$7,157	$1,750

Net Income per share:
Basic	$1.46	$0.22	$0.07
Diluted	$1.39	$0.21	$0.06
Weighted average shares used in per share calculations:
Basic	40,968,455	35,314,884	33,187,776
Diluted	42,783,905	37,126,048	34,030,115

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amt.		Shares	Amt.
Balance February 3, 2013	33,434,685	$334	$151,374	248,412	$(1,189)	$252	$(3,360)	$147,411

Net income	—	—	—	—	—	—	2,169	2,169
Unrealized foreign currency translation loss	—	—	—	—	—	(419)	—	(419)
Stock-based compensation	—	—	1,207	—	—	—	—	1,207
Sale of stock	17,999	—	80	—	—	—	—	80

Balance February 2, 2014	33,452,684	334	152,661	248,412	(1,189)	(167)	(1,191)	150,448

Net income	—	—	—	—	—	—	7,636	7,636
Unrealized foreign currency translation loss	—	—	—	—	—	(479)	—	(479)
Stock-based compensation	251	—	2,212	—	—	—	—	2,212
Issuance of common stock	6,764,705	68	100,591	—	—	—	—	100,659
Costs associated with the issuance of common stock	—	—	(1,779)	—	—	—	—	(1,779)

Balance February 1, 2015	40,217,640	402	253,685	248,412	(1,189)	(646)	6,445	258,697

Net income	—	—	—	—	—	—	59,619	59,619
Unrealized foreign currency translation loss	—	—	—	—	—	(324)	—	(324)
Stock-based compensation	—	—	4,109	—	—	—	—	4,109
Issuance of common stock	1,401,293	14	6,286	—	—	—	—	6,300
Excess income tax benefit related to share-based compensation plans	—	—	16,834	—	—	—	—	16,834
Sale of treasury stock	—	—	(86)	(248,412)	1,189	—	—	1,103

Balance January 31, 2016	41,618,933	$416	$280,828	—	$—	$(970)	$66,064	$346,338

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended January 31, 2016	Fiscal Year Ended February 1, 2015	Fiscal Year Ended February 2, 2014
Cash flows from operating activities:
Net income	$59,619	$7,636	$2,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	78,660	70,868	66,337
Payment of accreted interest at debt retirement	—	(50,193)	—
Accretion of note discount	—	8,341	15,881
Deferred taxes	7,853	(1,615)	(801)
Excess income tax benefit related to stock-based compensation plans	(16,834)	—	—
Loss on disposal of fixed assets	1,411	1,771	2,631
Loss on debt retirement	6,790	8,580	—
Share-based compensation charges	4,109	2,212	1,207
Other, net	1,135	2,222	3,865
Changes in assets and liabilities:
Inventories	(1,072)	(3,103)	(505)
Prepaid expenses	(2,262)	(892)	(157)
Income tax receivable	(1,725)	25	(1,325)
Other current assets	(7,912)	(911)	3,015
Other assets and deferred charges	(4,365)	4	(364)
Accounts payable	3,391	8,720	(1,774)
Accrued liabilities	13,780	14,869	6,782
Income taxes payable	17,961	497	291
Deferred occupancy costs	25,407	16,919	12,214
Other liabilities	1,037	765	412

Net cash provided by operating activities	186,983	86,715	109,878

Cash flows from investing activities:
Capital expenditures	(162,892)	(129,688)	(105,894)
Proceeds from sales of property and equipment	132	115	217
Receipts on notes receivable	1,220	—	—

Net cash used in investing activities	(161,540)	(129,573)	(105,677)

Cash flows from financing activities:
Borrowings under new credit facility	468,000	—	—
Repayment of new credit facility	(129,750)	—	—
Borrowings under prior credit facilities and notes	—	528,675	—
Repayment of prior credit facility and notes	(430,000)	(544,375)	(1,500)
Debt issuance costs	(3,311)	(8,212)	(818)
Proceeds from the issuance of common stock, net of underwriter fees	—	100,659	—
Payment of costs associated with the issuance of common stock	—	(1,093)	—
Proceeds from the sale of treasury stock	1,103	—	—
Proceeds from the exercise of stock options	6,300	—	80
Excess income tax benefit related to stock-based compensation plans	16,834	—	—

Net cash provided by (used in) financing activities	(70,824)	75,654	(2,238)

Increase (decrease) in cash and cash equivalents	(45,381)	32,796	1,963
Beginning cash and cash equivalents	70,876	38,080	36,117

Ending cash and cash equivalents	$25,495	$70,876	$38,080

Supplemental disclosures of cash flow information:
Increase (decrease) in fixed asset accounts payable	$4,444	$(9,811)	$13,988
Cash paid for income taxes, net	$8,009	$4,937	$2,151
Cash paid for interest, net of amounts capitalized	$10,718	$28,510	$29,096
Cash paid for interest and related debt fees, related to debt retirement	$32	$18,998	$—
Cash paid for settlement of accreted interest on senior discount notes	$—	$50,193	$—

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1: Description of the Business and Summary of Significant Accounting Policies

Description of the business — Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation headquartered in Dallas, Texas. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment and its subsidiaries and any predecessor companies.

The Company is a leading operator of high-volume entertainment and dining venues for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. We opened our first store in Dallas, Texas in 1982 and since then we have expanded our portfolio nationally to 81 stores across 30 states and Canada as of our fiscal year ended January 31, 2016. Subsequent to the end of our fiscal year, we opened a store in Rochester, New York on March 7, 2016.

From 1997 to early 2006, we operated as a public company under the leadership of our founders, David “Dave” Corriveau and James “Buster” Corley. In March 2006, Dave & Buster’s Inc. (“D&B Inc”) was acquired by Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company controlled by affiliates of Wellspring Capital Partners III, L.P. (“Wellspring”) and HBK Main Street Investors L.P. (“HBK”). In connection with the acquisition of D&B Inc by Wellspring and HBK, D&B Inc’s common stock was delisted from the New York Stock Exchange.

On June 1, 2010, D&B Entertainment, a newly-formed Delaware corporation owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”) acquired all of the outstanding common stock of D&B Holdings from Wellspring and HBK. In connection therewith, Games Merger Corp., a newly-formed Missouri corporation and an indirect wholly owned subsidiary of D&B Entertainment, merged with and into D&B Holdings’ wholly owned subsidiary, D&B Inc, with D&B Inc being the surviving corporation in the merger. D&B Entertainment has no material assets or operations other than 100% ownership of the outstanding common stock of D&B Holdings, which owns 100% of the outstanding common stock of D&B Inc, the operating company.

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

In October 2014, we completed our initial public offering (“IPO”) of 6,764,705 shares of common stock (including the full exercise of the underwriters’ overallotment option to purchase an additional 882,352 shares) at a price of $16.00 per share. The Company’s common stock trades on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “PLAY”.

During fiscal 2015, we completed three follow-on offerings of our common stock. All shares were offered by our selling shareholders and, in each case, included the full exercise of the underwriters’ overallotment option. The timing and share activity for each of these offerings is summarized below:

	February 2015	May 2015		September 2015
Total shares offered (including overallotment shares)	7,590,000	9,775,000		6,900,000
Offering price per share	$29.50	$31.50		$37.00

Shares provided by option exercise	300,151	853,155	(1)	366,476
Weighted average option exercise price per share	$4.49	$4.46		$4.46

Proceeds from option exercises (in thousands)	$1,346	$3,809		$1,633

(1)	We utilized 248,412 treasury shares in partial satisfaction of the shares provided by option exercise in the May 2015 offering.

In December 2015, the Oak Hill Funds sold 2,500,000 shares of common stock to the public. As of January 31, 2016, the Oak Hill Funds beneficially owned approximately 18% of our outstanding stock and certain members of our Board of Directors and our management beneficially owned approximately 1% of our outstanding stock. The remaining 81% was owned by the public.

Principles of consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity in conformity with accounting principles generally accepted in the Unites States or “GAAP”.

Fiscal year — We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2015, 2014, and 2013, which ended on January 31, 2016, February 1, 2015, and February 2, 2014, respectively, each contained 52 weeks.

Reclassifications — We reclassified a $371 liability from deferred income taxes to deferred income taxes in current assets in the Consolidated Balance Sheet for fiscal 2014, to conform to the fiscal 2015 presentation. Certain amounts within the fiscal 2014 Consolidated Statements of Cash Flows have been aggregated to conform to the fiscal 2015 presentation.

Use of estimates — The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, useful lives of property and equipment, fair value of equity-based compensation, self-insurance reserves, deferred revenue on our Power Cards and gift cards, reserve for outstanding tickets, estimated effective tax rates and deferred tax valuation allowances.

Related party transactions — We have a stockholders’ agreement with a member of the Oak Hill Funds which provides for the reimbursement of certain costs and expenses, and we made payments of $50, $41 and $115 during fiscal 2015, fiscal 2014 and fiscal 2013, respectively. We paid compensation of $155, $155 and $235 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, to David Jones, who serves as a senior advisor to the Oak Hill Funds, and to Alan Lacy, who served as a senior advisor to the Oak Hill Funds until December 2014.

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

Cash and cash equivalents — We consider transaction settlements in process from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts of $14,180 and $11,047 are presented as “Accounts payable” in the Consolidated Balance Sheets in fiscal 2015 and fiscal 2014, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.

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

Inventories — Inventories of food, beverages, merchandise and other supplies needed for our food service and amusement operations are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

Other current assets — The balance includes construction allowance receivables of $13,097 and $6,839 as of January 31, 2016 and February 1, 2015, respectively, related to our new store openings. All receivable amounts are expected to be collected.

Property and equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operations using the straight-line method over the assets’ estimated useful lives, which are as follows:

Estimated Depreciable Lives (In Years)
Building and building improvements	Shorter of 40 or expected ground lease term
Leasehold improvements	Shorter of 20 or expected lease term
Furniture, fixtures and equipment	3-10
Games	5-20

Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Interest costs and other site specific costs incurred during construction are capitalized and depreciated based on the estimated useful life of the underlying asset. Capitalized computer software and hardware are included in the cost of furniture, fixtures and equipment. Gains and losses related to store property and equipment disposals are recorded in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.

We review our property and equipment annually, on a store-by-store basis to determine whether facts or circumstances exist that may indicate the carrying values of these long-lived assets are impaired. We compare store-level undiscounted operating cash flows (which exclude interest, general and administrative and other allocated expenses) to the carrying amount of property and equipment allocated to each store. If the expected future cash flows are less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its fair value. No impairment charges were recognized in fiscal 2015, 2014 or 2013.

Goodwill and other indefinite-lived assets — Goodwill and tradenames, which have an indefinite useful life, are not being amortized. However, both goodwill and tradenames are subject to impairment testing annually or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. Goodwill and tradenames are evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit.

Step one of the impairment test, or quantitative assessment, is based upon a comparison of the carrying value of the asset to the fair value determined utilizing independent valuations from an outside consultant. The fair value of goodwill is measured using a combination of market earnings multiples and market capitalization methodologies. The fair value of tradenames is determined on the basis of discounted cash flows utilizing a relief from royalty method. Key assumptions used in our testing include future store openings, revenue growth, operating expenses and discount rate. Estimates of revenue growth and operating expenses are based on internal projections considering our past performance and forecasted growth, market economics and the business environment impacting our Company’s performance. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors. These estimates are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. We evaluate all methods to ensure reasonably consistent results. Based on the completion of the step one test, we determined that goodwill and our tradenames were not impaired.

Fair value of financial instruments — Fair value is defined as the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices available for identical assets and liabilities in active markets; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data; and Level 3 inputs are less observable and reflect our own assumptions.

Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, and our credit facility. The carrying amount of cash and cash equivalents, accounts and notes receivable and accounts payable approximates fair value because of their short maturities. We believe that the carrying amount of our credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

Derivative — In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate credit facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. The derivative is not designated as a hedge and does not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $445 at January 31, 2016, is included in “Other assets and deferred charges” in the Consolidated Balance Sheets and was valued using an analysis based on market observable inputs, representing Level 2 assets as defined by GAAP. The fair value of the Company’s interest rate cap represents the amount the Company would receive to terminate the contract. For the fiscal year ended January 31, 2016, interest expense includes $475 related to the change in the fair value of the interest rate cap since purchase.

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

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 31, 2016	February 1, 2015	February 2, 2014
Balance at beginning of period	$6,186	$7,954	$10,076
Write off of unamortized debt issuance cost—refinancing & early prepayment	(5,861)	(7,906)	—
Additional debt issuance costs	3,311	8,212	726
Amortization	(817)	(2,074)	(2,848)

Balance at end of period	$2,819	$6,186	$7,954

Notes receivable — Included in the fiscal 2015 balance of “Other assets and deferred charges” in the Consolidated Balance Sheets are notes receivable from landlords for certain construction allowances related to two new store openings of $3,704. The current portion of $926 is included in the fiscal 2015 balance of “Other current assets” in the Consolidated Balance Sheets. All notes receivable amounts are expected to be collected.

Revenue recognition — Food and beverage revenues are recorded at point of service. Amusement revenues consist primarily of game play credits on Power Cards purchased and used by customers to activate most of the video and redemption games in our midway. Amusement revenues are primarily recognized upon utilization of these game play credits. We have recognized a liability for the estimated amount of unused game play credits which we believe our customers will utilize in the future based on credits remaining on Power Cards, historic utilization patterns and revenue per game play credit sold. Revenues are presented net of sales taxes. Sales tax collected is included in “Accrued liabilities” in the Consolidated Balance Sheets until the taxes are remitted to the appropriate taxing authorities.

Proceeds from the sale of gift cards is deferred and recognized as revenue when the holder redeems the card or its likelihood of redemption, based on historical redemption patterns, becomes remote. The liability for unredeemed gift cards is included in “Accrued liabilities” in the Consolidated Balance Sheets.

Amusements costs of products — Certain midway games allow customers to earn tickets, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when tickets are utilized by the customer by redeeming the tickets for a prize in our WIN! area. Customers may also store the ticket value on a Power Card for future redemption. We have accrued a liability for the estimated amount of outstanding tickets that we believe will be redeemed in subsequent periods based on tickets outstanding, historic redemption patterns and the estimated redemption cost of products per ticket.

Advertising costs — Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. Advertising costs expensed were $29,970, $29,144, and $27,475 in fiscal 2015, 2014 and 2013, respectively. Advertising costs are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.

Rent — We currently lease the building or site of all our store locations. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes, and as of January 31, 2016, all our leases were classified as operating. The Company’s leases generally contain escalating rent payments over the lease term as well as optional renewal periods. The Company accounts for its leases by recognizing minimum base rent on a straight-line basis over the lease term, which includes reasonably assured renewal periods. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as “Deferred occupancy costs” in the Consolidated Balance Sheets. Tenant incentives used to fund leasehold improvements are recorded in “Deferred occupancy costs” and amortized as reductions of lease rent expense ratably over the lease term.

The fair values of acquired lease contracts having contractual rents higher than fair market rents are amortized on a straight-line basis over the remaining initial lease term. The current and non-current portions of unfavorable leases are included in “Accrued liabilities” and “Deferred occupancy costs”, respectively, in the Consolidated Balance Sheets.

Additionally, certain of our operating leases contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense provided the achievement of that target is considered probable.

Self-insurance programs — We are self-insured for certain losses related to workers’ compensation claims, general liability matters and our Company-sponsored employee health insurance programs. To limit our exposure to losses, we maintain stop-loss coverage through third-party insurers. We estimate the accrued liabilities for our self-insurance programs using historical claims experience and loss reserves, assisted by independent third-party actuaries. The estimated cost to settle reported claims and incurred but unreported claims is included in “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets.

Pre-opening costs — Pre-opening costs include costs associated with the opening and organizing of new stores, including the cost of feasibility studies, pre-opening rent, training and recruiting and travel costs for employees engaged in such pre-opening activities. All pre-opening costs are expensed as incurred.

Income taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effects of changes in income tax rates or law changes are included in the provision for income taxes in the period enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax basis of assets and liabilities. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

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

Equity-based compensation — The Company may grant stock options and other equity-based awards to executive and management personnel as well as directors. The Company’s approach to long-term incentive compensation contemplates awards of stock options, restricted shares, restricted stock units and cash variable compensation awards. Refer to Note 9: Equity-Based Compensation for further discussion.

Comprehensive income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Fiscal 2015 and fiscal 2014 comprehensive income consists of net income and foreign currency translation adjustments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of our Toronto, Canada location from its respective functional currency (Canadian dollars) to U.S. dollars. This amount is not included in net income and would only be realized upon disposition of the Canada store business. The accumulated other comprehensive loss is presented in the Consolidated Balance Sheets.

Recent accounting pronouncements — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes on the balance sheet. ASU 2015-17 requires an entity to present deferred tax assets and liabilities as non-current in a classified balance sheet. The new guidance represents a change in accounting principle and is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. Because the application of this guidance affects the balance sheet classification only, adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers regarding how to account for a cloud computing arrangement. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Otherwise, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-05 is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-03 changes the presentation of debt issuance costs and generally requires debt issuance costs related to a recognized debt liability to be reported as a direct reduction from the carrying amount of the debt. ASU 2015-15 clarifies that debt issuance costs incurred in connection with line-of-credit arrangements may continue to be presented as an asset. The new standards do not change the recognition and measurement of debt issuance costs. As of January 31, 2016, $834 of unamortized debt issuance costs related to our term loan facility would be reclassified from “Other assets and deferred charges” to a reduction in the carrying amount of our debt, and $1,985 of unamortized debt issuance costs related to our line-of-credit arrangement, would continue to be presented as an asset. The new standard is effective for interim and annual periods beginning after December 15, 2015.

In May 2014, the FASB issued guidance in ASU 2014-09, Revenue from Contracts with Customers, which supersedes most current revenue recognition guidance and outlines a single comprehensive model for entities to use in accounting for revenue. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. The update is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this guidance on our consolidated financial statements and the transition method that we will apply.

Note 2: Inventories

Inventories consist of the following for the fiscal years ended:

	January 31, 2016	February 1, 2015
Operating store — food and beverage	$4,975	$4,494
Operating store — amusement	6,777	6,497
Corporate — warehouse amusement, supplies and other	7,777	7,466

	$19,529	$18,457

Amusement inventory includes electronics, plush toys and small novelty and other items used as redemption prizes for certain midway games, as well as supplies needed for midway operations.

Note 3: Property and Equipment

Property and equipment consist of the following for the fiscal years ended:

	January 31, 2016	February 1, 2015
Land	$7,288	$—
Buildings and building improvements	14,339	14,305
Leasehold improvements	448,723	379,468
Furniture, fixtures and equipment	188,689	150,280
Games	139,406	111,166
Construction in progress	34,791	32,989

Total cost	833,236	688,208
Accumulated depreciation	(309,345)	(252,160)

Property and equipment, net	$523,891	$436,048

In fiscal 2015, we purchased land in Florence, Kentucky and Little Rock, Arkansas for future store sites, which are expected to open in the first half of fiscal 2016. The combined purchase price of $7,288 is included in property and equipment. Property and equipment (excluding land) are depreciated using the straight-line method over the estimated useful life of the assets. Depreciation expense totaled $77,261 for fiscal 2015, $69,466 for fiscal 2014, and $64,933 for fiscal 2013. Interest costs capitalized during the construction of facilities were $559 for fiscal 2015, $535 for fiscal 2014, and $602 for fiscal 2013.

Note 4: Goodwill and Other Intangible Assets

The following table presents our goodwill and intangible assets for the fiscal years ended:

		January 31, 2016		February 1, 2015
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Not subject to amortization:
Goodwill		$272,694	$—	$272,592	$—
Tradenames		79,000	—	79,000	—

Total not subject to amortization		351,694	—	351,592	—

Subject to amortization:
Trademarks	7 years	8,500	(6,893)	8,500	(5,681)
Customer relationships	9 years	1,700	(1,071)	1,700	(883)
Non-compete agreements	2 years	—	—	500	(500)

Total subject to amortization		10,200	(7,964)	10,700	(7,064)

Total goodwill and intangibles		$361,894	$(7,964)	$362,292	$(7,064)

The carrying amount of goodwill is impacted by foreign currency translation adjustments. During fiscal 2015 and fiscal 2014, the adjustment was $102 and $164, respectively.

Intangible assets subject to amortization are included in “Other assets and deferred charges”, net of accumulated amortization, on the Consolidated Balance Sheets. The remaining weighted-average amortization period for intangibles subject to amortization is 1.8 years. Amortization expense was $1,399, $1,402, and $1,404 for the fiscal 2015, 2014, and 2013, respectively. Estimated amortization expense relating to intangible assets subject to amortization is $1,399, $588, $188, and $61 for each of the next four fiscal years at which time the intangible assets subject to amortization will be fully amortized.

The non-compete agreement asset had a two year life and has been fully amortized. As a result, the asset and the associated accumulated amortization have been removed from our Consolidated Balance Sheet in fiscal 2015.

Note 5: Accrued Liabilities

Accrued liabilities consist of the following as of the fiscal years ended:

	January 31, 2016	February 1, 2015
Compensation and benefits	$25,054	$22,735
Deferred amusement revenue	22,623	17,037
Rent	12,277	10,874
Amusement redemption liability	12,816	10,815
Deferred gift card revenue	6,705	6,162
Sales and use taxes	3,669	5,244
Property taxes	3,556	3,827
Current portion of long term insurance reserves	3,591	3,361
Customer deposits	2,734	2,086
Accrued utilities	2,753	2,327
Other	7,836	4,730

Total accrued liabilities	$103,614	$89,198

Note 6: Debt

Long-term debt consists of the following as of the fiscal years ended:

	January 31, 2016	February 1, 2015
Credit Facility — term	$146,250	$—
Credit Facility — revolver	192,000	—
Prior credit facility	—	430,000

Total debt outstanding	338,250	430,000
Less:
Unamortized debt discount	—	(980)
Current installments	(7,500)	—

Long-term debt, less current installments, net of unamortized discount	$330,750	$429,020

Current credit facility — On May 15, 2015, we entered into a new senior secured credit facility that provides a $150,000 term loan facility and a $350,000 revolving credit facility (the “Credit Facility”) with a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $10,000 swingline sub-facility. The revolving credit facility is available to provide financing for general purposes. The term loan facility requires quarterly principal payments of $1,875 which began in the third quarter of fiscal 2015 through maturity, when the remaining balance is due. The Credit Facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries.

The initial proceeds of the Credit Facility of $434,000 were used to refinance in full the balance of a prior credit facility of $430,000 and to pay related interest and expenses. As a result of the current refinancing, we incurred a loss on extinguishment charge of $6,822, consisting of the write-off of unamortized debt issuance costs, unamortized discount and cash paid for related debt fees. Concurrent with the refinance, we utilized $45,000 of available cash on hand to pay down a portion of the outstanding revolving portion of the Credit Facility.

As of January 31, 2016, we had letters of credit outstanding of $5,185 and $152,815 of borrowing available under our Credit Facility. We believe that the carrying amount of the Credit Facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s Credit Facility was determined to be a Level 2 instrument as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under the Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leveraged ratio, at LIBOR plus a spread ranging from 1.50% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on the Credit Facility at January 31, 2016 was 2.17%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.55%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our Credit Facility contains restrictive covenants that, among other things, places certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our Credit Facility requires us to maintain certain financial ratio covenants. As of January 31, 2016, we were in compliance with the restrictive covenants under the Credit Facility.

Prior credit facilities — During fiscal 2014, proceeds of $528,675 were used to refinance all the outstanding credit facility and note balances at that time of $443,509, and to pay related premiums, interest, debt issuance costs and other expenses of $30,940. In October 2014, the Company used IPO proceeds and available cash balances to repay $100,000 principal amount of the existing credit facility. As a result of the refinancing and prepayment, we incurred a loss on extinguishment charge of $27,578, consisting primarily of premiums for early repayment and additional interest charges of $18,998, and the write-off of unamortized debt issue costs and unamortized discount of $8,580.

Future debt obligations — The following table sets forth our future debt principal payment obligations as of:

January 31, 2016
1 year or less	$7,500
2 years	7,500
3 years	7,500
4 years	7,500
5 years	308,250
Thereafter	—

Total future payments	$338,250

The following tables set forth our recorded interest expense, net for the fiscal years ended:

	January 31, 2016	February 1, 2015	February 2, 2014
D&B Inc. debt-based interest expense	$11,482	$25,017	$29,675
D&B Entertainment interest accretion on note	—	8,341	15,881
Gain on early collection of note receivable	(493)	—	—
Amortization of issuance cost and discount	867	2,295	3,189
Interest income	(308)	(329)	(334)
Capitalized interest	(559)	(535)	(602)
Change in fair value of interest rate cap	475	—	—

Total interest expense, net	$11,464	$34,789	$47,809

Note 7: Income Taxes

The following table sets forth our provision for income taxes for the fiscal years ended:

	January 31, 2016	February 1, 2015	February 2, 2014
Current provision:
Federal	$18,342	$739	$615
State and local	5,810	4,617	1,150
Foreign	126	117	97

Total current provision	24,278	5,473	1,862

Deferred provision (benefit):
Federal	8,384	(730)	(825)
State and local	(623)	(978)	89
Foreign	92	93	(65)

Total deferred provision (benefit)	7,853	(1,615)	(801)

Provision for income taxes	$32,131	$3,858	$1,061

The following tables set forth the significant components of our deferred assets and liabilities as of the fiscal years ended:

	January 31, 2016	February 1, 2015
Current deferred income tax assets (liabilities):
Deferred revenue and redemption ticket liability	$14,938	$11,610
Accrued liabilities	5,143	4,305
Workers’ compensation and general liability insurance	4,235	3,863
Federal tax credit carryovers	4,490	8,751
State net operating loss carryovers	353	1,358
Indirect benefit of unrecognized tax benefits	536	272
Other	1,204	1,318
Prepaid expenses	(434)	(371)

Subtotal	30,465	31,106
Valuation allowance	(208)	(515)

Current deferred income tax assets, net	30,257	30,591

Non-current deferred income tax assets (liabilities):
Trademark/tradename	(31,907)	(32,268)
Property and equipment	(20,115)	(7,997)
Leasing transactions	10,578	8,036
Deferred compensation	3,538	2,553
State net operating loss carryovers	1,888	775
Smallware supplies	738	738
Federal tax credit carryovers	—	63
Other	731	688

Subtotal	(34,549)	(27,412)
Valuation allowance	(798)	(416)

Non-current deferred income tax liabilities, net	(35,347)	(27,828)

Deferred income tax asset (liability), net	$(5,090)	$2,763

At January 31, 2016, we had a valuation allowance of $1,006 against our deferred tax assets. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income in the jurisdiction and during periods in which temporary differences become deductible. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income; consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize only a portion of these benefits. Accordingly, we have established a valuation allowance to reduce those deferred tax assets to an amount which we believe will ultimately be realized.

As of January 31, 2016, we had $4,490 remaining available federal tax credit carryovers, including $4,427 of general business credits and $63 of Alternative Minimum Tax (“AMT”) credit carryovers. There is a 20 year carry-forward on general business credits and AMT credits can be carried forward indefinitely. The general business credits do not begin to expire until 2035 and are expected to be utilized in fiscal 2016 based on current enacted tax laws. As of January 31, 2016, we have no federal net operating loss carryforwards and $64,127 of state net operating loss carryforwards. Included in state net operating loss carryforwards is approximately $13,875 of state net operating loss carryforwards related to excess stock compensation that will be recorded in additional paid in capital when realized as a reduction in taxes payable. Generally, state net operating losses can be carried forward 20 years. State net operating loss carryforwards do not begin to expire until 2018. As of January 31, 2016, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. Included in our total valuation allowance is $798 related to state net operating losses that may not be realized.

The following table sets forth the change in unrecognized tax benefits excluding interest, penalties and related income tax benefits for the fiscal years ended:

	January 31, 2016	February 1, 2015	February 2, 2014
Balance at beginning of year	$566	$476	$471
Additions for tax positions of prior years	711	90	176
Reductions for tax positions of prior years	—	—	(32)
Lapse of statute of limitations	(14)	—	(139)

Balance at end of year	$1,263	$566	$476

As of January 31, 2016 and February 1, 2015, the accrued interest and penalties on the unrecognized tax benefits were $399 and $338, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Comprehensive Income.

We currently anticipate that approximately $79 of unrecognized tax benefits will be settled through federal and state audits or will be recognized as a result of the expiration of statute of limitations during fiscal 2016. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $1,137 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The following table sets forth the reconciliation of the federal statutory rate to the effective income tax rate for the fiscal years ended:

	January 31, 2016	February 1, 2015	February 2, 2014
Federal corporate statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.8%	20.7%	30.8%
Foreign taxes	(0.1)%	—%	1.8%
Nondeductible expenses	1.7%	11.3%	24.9%
Tax credits	(5.4)%	(31.4)%	(74.8)%
Valuation allowance	0.1%	(4.0)%	7.1%
Change in reserve	0.8%	1.2%	0.2%
Other	0.1%	0.9%	1.7%

Effective tax rate	35.0%	33.7%	26.7%

We file consolidated income tax returns with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2011.

Note 8: Leases

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional contingent rentals based on revenues. Rent expense is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income. For fiscal 2015, rent expense for operating leases was $67,537, including contingent rentals of $4,580. For fiscal 2014, rent expense for operating leases was $61,174, including contingent rentals of $3,310. For fiscal 2013, rent expense for operating leases was $54,450, including contingent rentals of $2,858. At January 31, 2016 future minimum lease payments, including any periods covered by renewal options we are reasonably assured of exercising (including the sale/leaseback transaction described below), are:

2016	2017	2018	2019	2020	Thereafter	Total
$71,479	$70,560	$67,172	$62,147	$54,688	$457,132	$783,178

At January 31, 2016, we also had lease commitments on equipment as follows:

2016	2017	2018	2019	2020	Thereafter	Total
$474	$239	$90	$4	$1	$—	$808

We have signed operating lease agreements for our store in Rochester, New York which opened for business on March 7, 2016 and future sites in Capitol Heights (Baltimore), Maryland and El Paso, Texas which are expected to open in the first half of fiscal 2016. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of January 31, 2016 we have signed fifteen additional lease agreements for future sites. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table. Subsequently, our future site located in Summerlin (Las Vegas), Nevada, included in the fifteen lease agreements noted above, has been delivered by the landlord resulting in future commitments of approximately $20,000.

During 2000 and 2001, we completed the sale/leaseback of three stores and the corporate headquarters. Cash proceeds of $24,774 were received along with two twenty-year notes aggregating $6,750. The notes bear interest of 7.0% to 7.5%. During fiscal 2015, the 7.0% note receivable, with an outstanding principal balance of $1,220, was fully collected prior to the scheduled repayment terms. The carrying value of the note was $727, net of discount. Interest expense for fiscal 2015 includes a $493 gain related to the collection of the note receivable.

At the end of fiscal 2015 and fiscal 2014, the aggregate balance of the notes receivable due from the lessors under the sale/leaseback agreements was $1,213 and $2,651, respectively. Future minimum principal and interest payments due under the remaining note are as follows:

2016	2017	2018	2019	2020	Thereafter	Total
$255	$255	$255	$255	$255	$231	$1,506

Note 9: Equity-Based Compensation

The Company may grant stock options, restricted stock or restricted stock units (“RSU”) to executive and management personnel as well as directors. The equity-based awards granted in fiscal 2010 through fiscal 2013, consisting of both time-based and performance-based options, were issued pursuant to the terms of the D&B Entertainment 2010 Management Incentive Plan (“2010 Stock Incentive Plan”). All time-based options become exercisable ratably over a five-year period from the grant date. Performance-based options contain various performance-based vesting provisions depending on the type of performance option granted. As a result of the

IPO on October 9, 2014, all performance-based options issued under the 2010 Stock Incentive Plan were modified and became fully vested. All option awards granted prior to the IPO were adjusted to affect the 224.9835679 for 1 stock split on both number of outstanding options and the exercise price.

The equity-based awards granted in fiscal 2015 and fiscal 2014 were issued pursuant to the terms of the 2014 Omnibus Incentive Plan (“2014 Stock Incentive Plan”). The maximum number of shares of common stock issuable under the 2014 Stock Incentive Plan is 3,100,000 shares. Time-based options granted to employees generally become exercisable ratably over a three-year period from the grant date. Certain time-based options granted to executives at the IPO date vest 50% after a period of three years and 50% after a period of four years. RSU’s awarded to employees fully vest after three years, subject to the achievement of performance conditions. Stock options and restricted shares issued to non-employee directors under the 2014 Stock Incentive Plan generally vest in full on the first anniversary of the date of grant.

Options granted under both plans terminate on the ten-year anniversary of the grants. Stock option awards generally provide continued vesting, in the event of termination, for employees that reach age 60 or greater and have at least ten years of service or for employees that reach age 65. Unvested stock options and RSU’s are generally forfeited by employees who terminate prior to vesting.

The Company generally satisfies stock option exercises and vesting of RSU’s with newly issued shares. Each share granted subject to a stock option award reduces the number of shares available under the Company’s stock incentive plans by one share. Each share granted subject to an RSU award reduces the number of shares available by a range of one share if the target performance is achieved, up to a maximum of two shares for performance above target and a minimum of no shares if performance is below a minimum threshold target.

Compensation expense associated with share-based equity awards granted has been calculated as required by current accounting standards related to stock compensation. The valuation of our stock-based awards has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate, as well as our estimated fair value of our common stock. Since our stock had not been publicly traded prior to our IPO, the expected volatility is based on an average of the historical volatility of certain of our competitors’ stocks over the expected term of the share-based awards. The dividend yield assumption is based on our history. The expected term of share-based awards represents the weighted-average period the share-based award is expected to remain outstanding. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term. For all stock options granted prior to or in connection with our IPO during fiscal 2014 and fiscal 2013, we have obtained fair value valuation analysis prepared by an independent third-party valuation firm. These valuations utilized approaches and methodologies consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation and information provided by our management, including historical and projected financial information, prospects and risks, our performance, various corporate documents, capitalization and economic and financial market conditions. The third-party valuation firm also utilized other economic, industry, and market information obtained from other resources considered reliable. The method used by the valuation firm utilized discounted cash flow, guideline public company and external transaction approaches to determine value ranges. We believe the combination of these methods provides an appropriate estimate of our expected fair value ranges. For all stock options granted during fiscal 2015, subsequent to our IPO, we have obtained fair value valuation analyses prepared by an independent third-party valuation firm, and the analyses utilized the market-determined share price.

The significant assumptions used in determining the underlying fair value of the weighted-average options granted in fiscal 2015, 2014 and 2013 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Fiscal 2015	Fiscal 2014	Fiscal 2013
	Service Based	Service Based	Service Based	Performance Based
Volatility	37.0%	51.3%	48.2%	47.0%
Risk free interest rate	1.56%	1.96%	1.15%	1.06%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term – in years	5.9	6.8	6.5	6.5
Weighted average calculated value	$12.01	$8.45	$4.72	$4.16

Compensation expense related to stock options with only service conditions (time-based) is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award or to the date on which retirement eligibility is achieved, if shorter. As a result of the IPO and the related accelerated vesting of all performance-based options, and resulting re-evaluation of forfeiture assumptions related to such options, the Company recognized additional compensation expense of $1,080 during fiscal 2014. Compensation expense related to stock option plans was $2,964, $2,212 and $1,207 during the fiscal year ended January 31, 2016, February 1, 2015 and February 2, 2014, respectively.

Compensation expense for RSU’s and restricted shares is based on the market price of the shares underlying the awards on the grant date. Compensation expense for RSU’s based on performance reflects the estimated probability that performance conditions at target or above will be met, and time-based restricted shares are expensed ratably over the service period. We recorded compensation expense related to our RSU’s and restricted shares awards of $1,145 during the fiscal year ended January 31, 2016.

Transactions related to stock option awards during fiscal 2015 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Service based options		Service based options		Performance based options
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	444,969	$16.00	1,303,236	$5.39	2,690,812	$4.54
Granted	258,896	31.74	—	—	—	—
Exercised	—	—	(849,317)	4.49	(800,388)	4.49
Forfeited	(4,686)	31.71	(2,518)	6.27	—	—

Options outstanding at end of year	699,179	21.72	451,401	7.07	1,890,424	4.57

Options exercisable at end of year	—	$—	231,939	$6.83	1,890,424	$4.57

The unrecognized expense related to our stock option plans totaled approximately $3,612 as of January 31, 2016 and will be expensed over a weighted average 2.0 years. The average remaining term for all options outstanding at January 31, 2016 is 5.9 years. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during fiscal 2015 totaled $45,090.

Transactions related to non-vested restricted stock during fiscal 2015 were as follows:

	Restricted Share Awards	Weighted Average Fair Value Per Award
Non-vested restricted stock outstanding at February 1, 2015	—	$—
Restricted stock granted	71,787	31.75
Restricted stock vested	—	—
Restricted stock forfeited	(1,253)	31.71

Non-vested restricted stock outstanding at January 31, 2016	70,534	$31.75

The unrecognized expense related to our restricted share awards totaled approximately $2,366 as of January 31, 2016 and will be expensed over a weighted average 2.2 years.

Note 10: Employee Benefit Plan

We sponsor a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service. We provide for a guaranteed matching of 25% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined by the 401(k) Plan. The Company also has a discretionary contribution dependent upon attaining certain performance targets. Should the Company achieve the performance target, it would contribute an additional 25% of qualified employee contributions. Employees may elect to contribute up to 50% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Expenses related to our contributions to the 401(k) Plan were $764, $648, and $370 for fiscal 2015, 2014, and 2013, respectively.

Note 11: Commitments and Contingencies

We are subject to certain legal proceedings and claims that arise in the ordinary course of our business, including intellectual property disputes, miscellaneous premises liability, employment-related claims and dram shop claims. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to such legal proceedings and claims will not materially affect the consolidated results of our operations or our financial condition.

We are subject to the terms of a settlement agreement with the Federal Trade Commission (“FTC”) that requires us, on an ongoing basis, to establish, implement, and maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality, and integrity of personal information collected from or about consumers. The agreement does not require us to pay any fines or other monetary assessments and we do not believe that the terms of the agreement will have a material adverse effect on our business, operations, or financial performance.

Note 12: Earnings per share

Basic earnings per share (“EPS”) represents net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS represents net income divided by the basic weighted average number of common shares plus, if dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental common shares issuable upon the exercise of outstanding stock options. The dilutive effect of potential common shares is determined using the treasury stock method, whereby outstanding stock options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such stock options are assumed to be used to repurchase our common stock at the average market price during the period and certain tax benefits that will be credited to additional paid-in-capital upon exercise are assumed to be used to repurchase our common stock at the average market price during the period.

The following table sets forth the computation of EPS, basic and diluted for the fiscal years ended:

(in thousands, except share and per share data)	January 31, 2016	February 1, 2015	February 2, 2014
Numerator:
Net income	$59,619	$7,636	$2,169
Denominator:
Basic weighted average common shares outstanding	40,968,455	35,314,884	33,187,776
Effect of dilutive common shares for equity-based awards	1,815,450	1,811,164	842,339
Diluted weighted average common shares outstanding	42,783,905	37,126,048	34,030,115
Net income per share:
Basic	$1.46	$0.22	$0.07
Diluted	$1.39	$0.21	$0.06

We had approximately 3,051,803, 4,439,017 and 2,091,411 stock option awards and time-based restricted stock awards outstanding under our incentive stock plans as of January 31, 2016, February 1, 2015, and February 2, 2014, respectively, which were included in the computation of dilutive common shares. Unvested performance-based stock options and performance-based RSU’s were not included in the calculation of dilutive common shares as they did not meet the criteria for inclusion per GAAP guidance.

Note 13: Quarterly Financial Information (unaudited)

	Fiscal 2015 Quarters Ended
	5/3/2015	8/2/2015	11/1/2015	1/31/2016
Total revenues	$222,675	$217,339	$192,753	$234,215
Income before provision for income taxes	31,098	17,722	7,275	35,655
Net income	19,542	12,573	4,554	22,950
Net income per share of common stock:
Basic	$0.49	$0.31	$0.11	$0.55
Diluted	$0.46	$0.29	$0.11	$0.53
Weighted average number of shares outstanding:
Basic	40,235,141	40,850,649	41,241,274	41,548,060
Diluted	42,377,014	42,706,155	42,938,502	43,097,656
Stores open at end of period	74	76	77	81

	Fiscal 2014 Quarters Ended
	5/4/2014	8/3/2014	11/2/2014	2/1/2015
Total revenues	$194,823	$181,385	$163,474	$207,069
Income (loss) before provision (benefit) for income taxes	16,219	(20,923)	(6,814)	23,012
Net income (loss)	11,461	(13,878)	(4,607)	14,660
Net income (loss) per share of common stock:
Basic	$0.35	$(0.42)	$(0.13)	$0.37
Diluted	0.34	$(0.42)	$(0.13)	$0.34
Weighted average number of shares outstanding:
Basic	33,204,272	33,204,272	34,881,763	39,969,230
Diluted	34,136,340	33,204,272	34,881,763	43,341,818
Stores open at end of period	68	69	70	73

Net income for fiscal 2015 included a $6,822 loss on debt retirement due to the refinancing of debt during the second quarter. Net income for fiscal 2014 included a $25,986 loss on debt retirement due to the refinancing of prior outstanding debt during the second quarter, and a $1,592 loss due primarily to the early prepayment of a portion of the existing credit facility during the third quarter.

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report filed on Form 10-Q by Dave & Buster’s Entertainment, Inc. on December 17, 2014 (No. 001-35664))

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Quarterly Report filed on Form 10-Q by Dave & Buster’s Entertainment, Inc. on December 17, 2014 (No. 001-35664))

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

4.2	Stockholders’ Agreement, among Dave & Buster’s Entertainment, Inc., Oak Hill Capital Partners III, L.P., and Oak Hill Capital Management Partners III, L.P. (incorporated by reference to Exhibit 4.1 to the Quarterly Report filed on Form 10-Q by Dave & Buster’s Entertainment, Inc. on December 17, 2014 (No. 001-35664))

4.3	Registration Rights Agreement, among Dave & Buster’s Entertainment, Inc., Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and the additional stockholders named therein (incorporated by reference to Exhibit 4.2 to the Quarterly Report filed on Form 10-Q by Dave & Buster’s Entertainment, Inc. on December 17, 2014 (No. 001-35664))

10.1	Form of Employee Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and the various executive officers of Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.2	Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-4 Registration Statement filed by Dave & Buster’s, Inc. on August 11, 2010 (No. 333-168759))

10.3	Amendment No. 1 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s, Inc. on June 15, 2011) (No. 001-15007)

10.4	Amendment No. 2 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by Dave & Buster’s, Inc. on April 16, 2013) (No. 001-15007)

10.5	Dave & Buster’s Entertainment, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on October 9, 2014 (No. 333-199239))

10.6	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.7	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.8 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.8	Form of Restricted Stock Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.9 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

Exhibit Number	Description

10.9	Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.10 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.10	Dave & Buster’s Select Executive Retirement Plan as amended and restated by Dave & Buster’s I, L.P., effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 8, 2014 (No. 333-198641))

10.11	Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.12 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

10.12	Credit Agreement, dated as of May 15, 2015 by and among Dave & Buster’s Holdings, Inc., the direct and indirect Subsidiaries of the Borrower from time to time party thereto, as guarantors, the several financial institutions from time to time party thereto, as lenders, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and Wells Fargo, National Association, as syndication agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 18, 2015)

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein