Form 10-Q
period 2016-05-01
Dave & Buster's Entertainment, Inc.
filed 2016-06-07
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 1, 2016

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

As of June 2, 2016, there were 41,756,787 shares of the Issuer’s common stock outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED MAY 1, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	May 1,	January 31,
	2016	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$28,123	$25,495
Inventories	18,497	19,529
Prepaid expenses	14,898	12,954
Deferred income taxes	—	30,257
Income taxes receivable	871	4,146
Other current assets	22,059	17,699

Total current assets	84,448	110,080
Property and equipment (net of $329,714 and $309,345 accumulated depreciation as of May 1, 2016 and January 31, 2016, respectively)	547,176	523,891
Deferred income taxes, net	2,863	—
Tradenames	79,000	79,000
Goodwill	272,577	272,694
Other assets and deferred charges	17,509	18,036

Total assets	$1,003,573	$1,003,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$7,500	$7,500
Accounts payable	50,274	42,836
Accrued liabilities	104,370	103,614
Income taxes payable	10,036	2,697

Total current liabilities	172,180	156,647
Deferred income taxes, net	12,675	35,347
Deferred occupancy costs	134,330	125,259
Other liabilities	11,026	10,194
Long-term debt, net	292,095	329,916
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 authorized shares; 41,735,327 and 41,618,933 issued shares as of May 1, 2016 and January 31, 2016, respectively	417	416
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	284,155	280,828
Accumulated other comprehensive loss	(530)	(970)
Retained earnings	97,225	66,064

Total stockholders’ equity	381,267	346,338

Total liabilities and stockholders’ equity	$1,003,573	$1,003,701

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 1, 2016	May 3, 2015
Food and beverage revenues	$117,124	$103,565
Amusement and other revenues	144,863	119,110

Total revenues	261,987	222,675
Cost of food and beverage	29,639	26,780
Cost of amusement and other	16,512	15,766

Total cost of products	46,151	42,546
Operating payroll and benefits	56,377	48,992
Other store operating expenses	71,530	61,194
General and administrative expenses	13,040	12,844
Depreciation and amortization expense	20,810	18,577
Pre-opening costs	2,905	2,774

Total operating costs	210,813	186,927

Operating income	51,174	35,748
Interest expense, net	2,110	4,650

Income before provision for income taxes	49,064	31,098
Provision for income taxes	17,903	11,556

Net income	31,161	19,542

Unrealized foreign currency translation gain	440	155

Total comprehensive income	$31,601	$19,697

Net income per share:
Basic	$0.75	$0.49
Diluted	$0.72	$0.46
Weighted average shares used in per share calculations:
Basic	41,659,879	40,235,141
Diluted	43,112,141	42,377,014

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

				Accumulated
				other
	Common stock		Paid-in	comprehensive	Retained
	Shares	Amt.	capital	income (loss)	earnings	Total
Balance January 31, 2016 (audited)	41,618,933	$416	$280,828	$(970)	$66,064	$346,338

Net income	—	—	—	—	31,161	31,161
Unrealized foreign currency translation gain	—	—	—	440	—	440
Stock-based compensation	—	—	1,360	—	—	1,360
Excess income tax benefit related to stock-based compensation plans	—	—	1,538	—	—	1,538
Issuance of common stock upon exercise of options and restricted shares	116,394	1	429	—	—	430

Balance May 1, 2016 (unaudited)	41,735,327	$417	$284,155	$(530)	$97,225	$381,267

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 1, 2016	May 3, 2015
Cash flows from operating activities:
Net income	$31,161	$19,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	20,810	18,577
Deferred taxes	4,722	5,569
Excess income tax benefit related to stock-based compensation plans	(1,538)	(2,874)
Loss on disposal of fixed assets	170	289
Share-based compensation charges	1,360	549
Other, net	699	505
Changes in assets and liabilities:
Inventories	1,032	(507)
Prepaid expenses	(1,944)	(1,881)
Income taxes receivable	3,275	2,241
Other current assets	(4,231)	(3,177)
Other assets and deferred charges	465	6
Accounts payable	1,671	2,673
Accrued liabilities	223	48
Income taxes payable	8,877	3,375
Deferred occupancy costs	9,071	6,711
Other liabilities	832	59

Net cash provided by operating activities	76,655	51,705

Cash flows from investing activities:
Capital expenditures	(38,121)	(36,837)
Proceeds from sales of property and equipment	1	116

Net cash used in investing activities	(38,120)	(36,721)

Cash flows from financing activities:
Borrowings under Credit Facility	6,000	—
Repayments of Credit Facility	(43,875)	—
Proceeds from the exercise of stock options	430	1,346
Excess income tax benefit related to stock-based compensation plans	1,538	2,874

Net cash provided by (used in) financing activities	(35,907)	4,220

Increase in cash and cash equivalents	2,628	19,204
Beginning cash and cash equivalents	25,495	70,876

Ending cash and cash equivalents	$28,123	$90,080

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,028	$302
Cash paid for interest, net of amounts capitalized	$1,916	$4,371
Increase in fixed asset accounts payable	$5,767	$3,954

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation — Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues for adults and families under the name “Dave & Buster’s”, and the Company’s common stock trades on the NASDAQ Global Market under the ticker symbol “PLAY”. We opened our first store in Dallas, Texas in 1982 and, as of our first quarter ended May 1, 2016, we have expanded our portfolio nationally to 84 stores across 30 states and Canada.

The accompanying unaudited consolidated financial statements include the accounts of D&B Entertainment and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the thirteen weeks ended May 1, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 29, 2017. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended January 31, 2016, included in our Annual Report on Form 10-K as filed with the SEC.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2016 and fiscal 2015, which end on January 29, 2017 and January 31, 2016, respectively, both consist of 52 weeks.

Certain amounts within the fiscal 2015 Consolidated Statements of Cash Flows have been aggregated to conform to the fiscal 2016 presentation. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts of $13,314 and $14,180 are presented in “Accounts payable” in the Consolidated Balance Sheets as of May 1, 2016 and January 31, 2016, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.

The balance of “Other current assets” includes construction allowance receivables of $17,975 and $13,097 as of May 1, 2016 and January 31, 2016, respectively, related to our new store openings.

Fair value of financial instruments — Fair value is defined as the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level One inputs are quoted prices available for identical assets and liabilities in active markets; Level Two inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data; and Level Three inputs are less observable and reflect our own assumptions.

Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and our credit facility. The carrying amount of cash and cash equivalents, accounts and notes receivable and accounts payable approximates fair value because of their short maturities. We believe that the carrying amount of our credit facility approximates fair value because the interest rates are adjusted regularly based on current market conditions.

Non-financial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include such items as property and equipment, goodwill, tradenames and other assets. These assets are measured at fair value if determined to be impaired. During the quarter, there were no fair value adjustments.

Related party transactions — D&B Entertainment was initially 100% owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”). As of January 31, 2016, the Oak Hill Funds owned approximately 18.0% of our outstanding stock and certain members of our Board of Directors and our management owned approximately 1.0% of our outstanding stock. As of May 1, 2016, the Oak Hill Funds owned approximately 9.6% of our outstanding stock and certain members of our Board of Directors and our management owned approximately 1.0% of our outstanding stock. The remaining 89.4% was owned by the public.

We have a stockholders’ agreement with Oak Hill Capital Management, LLC which provides for the reimbursement of certain costs and expenses, and we made payments of $12 and $14 during the thirteen weeks ended May 1, 2016 and May 3, 2015, respectively. We paid compensation of $18 during each of the thirteen weeks ended May 1, 2016 and May 3, 2015 to David Jones, who serves as a senior advisor to the Oak Hill Funds.

Recently adopted accounting pronouncements — In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), to simplify the presentation of deferred taxes in the consolidated balance sheet. The amendments to the guidance require that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet, and the new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We have elected to adopt the amendments to this guidance beginning with the first quarter of fiscal 2016 and apply the amendments prospectively. Prior periods were not retrospectively adjusted.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), and in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-03 changes the presentation of debt issuance costs and generally requires debt issuance costs related to a recognized debt liability to be reported as a direct reduction from the carrying amount of the debt. ASU 2015-15 clarifies that debt issuance costs incurred in connection with line-of-credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new standards do not change the recognition and measurement of debt issuance costs. This guidance requires retrospective application and we adopted this guidance in the first quarter of fiscal 2016 on a restrospective basis. As a result, we reclassified debt issuance costs related to our term loan facility of $834 included in “Other assets and deferred charges” to “Long-term debt, net” on our previously reported consolidated balance sheet as of January 31, 2016.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40). This standard provides guidance to customers regarding how to account for a cloud computing arrangement. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 31, 2015. Our adoption of this guidance in the first quarter of fiscal 2016 did not have a material impact on the Company’s consolidated financial statements.

Recent accounting pronouncements — In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the updated guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to recognize an asset and liability for lease arrangements longer than twelve months. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements, but expect this adoption will result in a significant increase in our assets and liabilities on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330), which changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance and outlines a single comprehensive model for entities to use in accounting for revenue. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. The update is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of this guidance on our consolidated financial statements and the transition method that we will apply.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following as of:

	May 1, 2016	January 31, 2016
Deferred amusement revenue	$24,804	$22,623
Compensation and benefits	20,432	25,054
Amusement redemption liability	13,678	12,816
Rent	13,299	12,277
Deferred gift card revenue	5,711	6,705
Property taxes	4,611	3,556
Customer deposits	4,093	2,734
Current portion of long-term insurance reserves	3,591	3,591
Sales and use taxes	3,111	3,669
Utilities	2,689	2,753
Other	8,351	7,836

Total accrued liabilities	$104,370	$103,614

Note 3: Long-Term Debt

Long-term debt consists of the following as of:

	May 1, 2016	January 31, 2016
Credit Facility - term	$144,375	$146,250
Credit Facility - revolver	156,000	192,000

Total debt outstanding	300,375	338,250
Less:
Current installments	7,500	7,500
Debt issuance costs - term	780	834

Long-term debt, net	$292,095	$329,916

Credit facility — On May 15, 2015, we entered into a senior secured credit facility that provides a $150,000 term loan facility and a $350,000 revolving credit facility (the “Credit Facility”) with a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $10,000 swingline sub-facility. The revolving credit facility is available to provide financing for general purposes. The term loan facility requires quarterly principal payments of $1,875 which began in the third quarter of fiscal 2015 through maturity, when the remaining balance is due. The Credit Facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries.

As of May 1, 2016, we had letters of credit outstanding of $5,016 and $188,984 of borrowing available under our Credit Facility. We believe that the carrying amount of the Credit Facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s Credit Facility was determined to be a Level Two instrument as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under the Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.50% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on the Credit Facility at May 1, 2016 was 2.19%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.60%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our Credit Facility contains restrictive covenants that, among other things, places certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our Credit Facility requires us to maintain certain financial ratio covenants. As of May 1, 2016, we were in compliance with the restrictive and financial ratio covenants under the Credit Facility.

Future debt obligations — The following table sets forth our future debt principal payment obligations as of:

May 1, 2016
1 year or less	$7,500
2 years	7,500
3 years	7,500
4 years	7,500
5 years	270,375
Thereafter	—

Total future payments	$300,375

The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 1, 2016	May 3, 2015
Credit facility interest expense	$1,932	$4,701
Amortization of issuance cost and discount	169	333
Interest income	(66)	(67)
Less capitalized interest	(131)	(317)
Change in fair value of interest rate cap	206	—

Total interest expense, net	$2,110	$4,650

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate Credit Facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. The derivative is not designated as a hedge and does not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $239 at May 1, 2016, is included in “Other assets and deferred charges” in the Consolidated Balance Sheets and was valued using an analysis based on market observable inputs, representing Level Two assets as defined by GAAP. The fair value of the Company’s interest rate cap represents the amount the Company would receive to terminate the contract. For the thirteen weeks ending May 1, 2016, interest expense includes $206 related to the change in the fair value of the interest rate cap since the end of fiscal 2015.

Note 4: Income Taxes

The effective income tax rate decreased to 36.5% for the first quarter of fiscal 2016 compared to 37.2% in the first quarter of fiscal 2015. The decline in our effective rate is primarily the result of comparatively lower estimated state tax rates as of May 1, 2016, partially offset by the reduced impact of the FICA Tip Credit on our effective rate as a result of higher pre-tax income.

As of May 1, 2016, we had no remaining available federal tax credit carryovers. We had approximately $57,200 of state net operating loss carryforwards, which can generally be carried forward for 20 years. Included in our state net operating loss carryforwards is approximately $11,200 related to excess stock compensation that will be recorded in additional paid-in capital when realized as a reduction in taxes payable.

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

The following table sets forth our lease commitments as of May 1, 2016:

1 year or less	$73,740
2 years	73,076
3 years	69,116
4 years	63,190
5 years	55,766
Thereafter	491,900

Total future payments	$826,788

As of May 1, 2016 our signed operating lease agreements included future sites in Oakville (Toronto), Ontario, Las Vegas, Nevada and Carlsbad, California which are expected to open in the future. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of May 1, 2016, we have signed seventeen additional lease agreements for future sites. Our commitments under these agreements are contingent upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table. Subsequent to the quarter ended May 1, 2016, our future sites located in Fresno, California and Toledo, Ohio, included in the seventeen lease agreements noted above, have been delivered by the landlord resulting in future commitments of approximately $17,000 and $21,000, respectively.

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

The following tables set forth the computation of EPS, basic and diluted for the periods indicated:

(in thousands, except share and per share data)	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 1, 2016	May 3, 2015
Numerator:
Net income	$31,161	$19,542
Denominator:
Basic weighted average common shares outstanding	41,659,879	40,235,141
Effect of dilutive common shares for equity-based awards	1,452,262	2,141,873
Diluted weighted average common shares outstanding	43,112,141	42,377,014
Net income per share:
Basic	$0.75	$0.49
Diluted	$0.72	$0.46

We had 3,235,728 and 4,397,575 stock option awards and unvested time-based restricted stock awards outstanding under our incentive stock plans as of May 1, 2016 and May 3, 2015, respectively, which were included in the computation of dilutive common shares. Unvested performance-based restricted stock units (“RSU’s”) were not included in the calculation of dilutive common shares as they did not meet the criteria for inclusion per GAAP guidance.

Note 7: Equity-Based Compensation

Compensation expense related to stock options, RSU’s and restricted stock is as follows:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 1, 2016	May 3, 2015
Stock options	$953	$481
RSU’s and restricted stock	407	68

Total equity-based compensation expense	$1,360	$549

Transactions related to stock option awards during the thirteen weeks ended May 1, 2016, were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Service based options		Service based options		Performance based options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price	of Options	Price
Outstanding at January 31, 2016	699,179	$21.72	451,401	$7.07	1,890,424	$4.57
Granted	279,915	39.14	—	—	—	—
Exercised	—	—	(6,661)	4.46	(88,732)	4.51

Outstanding at May 1, 2016	979,094	$26.70	444,740	$7.11	1,801,692	$4.57

Exercisable at May 1, 2016	105,382	$31.71	275,001	$6.49	1,801,692	$4.57

The total intrinsic value of options exercised during the thirteen weeks ended May 1, 2016 and May 3, 2015 was $3,151 and $7,133, respectively. The unrecognized expense related to our stock option plan totaled approximately $6,234 as of May 1, 2016 and will be expensed over a weighted average period of 1.9 years. The average remaining term for all options outstanding at May 1, 2016 is 6.1 years.

Transactions related to restricted shares and RSU’s during the thirteen weeks ended May 1, 2016 were as follows:

		Weighted
		Average
	Shares	Average Fair Value
Outstanding at January 31, 2016	70,534	$31.75
Granted	71,222	39.15
Vested	(10,799)	31.94

Outstanding at May 1, 2016	130,957	$35.76

Fair value of our restricted shares and RSU’s is based on our closing stock price on the date of grant. The unrecognized expense related to our unvested restricted shares and RSU’s was $4,580 as of May 1, 2016 and will be expensed over a weighted average period of 2.4 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying unaudited consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2016. Unless otherwise specified, the meaning of all defined terms in Management’s Discussion and Analysis are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this quarterly report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report as a result of various factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 29, 2016. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

General

We are a leading owner and operator of high-volume venues in North America that combine entertainment and dining for both adults and families under the name “Dave & Buster’s”. Founded in 1982, the core of our concept is to offer our customers the opportunity to “Eat, Drink, Play and Watch” all in one location. Eat and Drink are offered through a full menu of “Fun American New Gourmet” entrées and appetizers and a full selection of non-alcoholic and alcoholic beverages. Our Play and Watch offerings provide an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. Our customer mix skews moderately to males, primarily between the ages of 21 and 39, and we believe we also serve as an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

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

We intend for new store expansion to be a key growth driver. Our long-term plan is to open new stores at an annual rate of at least 10% of our existing stores. During the first thirteen weeks of fiscal 2016, the Company opened three new stores, compared to two new store openings in the comparable 2015 period. As of May 1, 2016, there were 84 stores in the United States and Canada. We plan to open an additional six to seven stores in fiscal 2016. To increase comparable store sales we plan to provide our customers with the latest exciting games by updating approximately 10% of our games each year, leverage the D&B Sports concept by building awareness through national cable advertising and drive customer frequency by enhancing customer experience by providing new product offerings in each of the “Eat, Drink, Play and Watch” components of our business.

We believe that in addition to the growth potential that exists in North America, the Dave & Buster’s brand can also have significant appeal in certain international markets. In October 2015, we signed a seven store franchise agreement for licensed development in the Middle East, which includes six countries, and we are targeting our first international opening outside of Canada in 2017.

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

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales — Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 66 stores as of May 1, 2016.

New store openings — Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Since May 3, 2015, we have opened eleven new stores including the relocation of an existing store in Williamsville (Buffalo), New York.

Our new locations typically open with sales volumes in excess of their run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store volumes in year two to be 10% to 20% lower and our margins on Store EBITDA (excluding allocated marketing costs) to be up to four percentage points lower in the second full year of operations than our year one targets, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store and the seasonality of our business, the number and timing of new store openings will result in significant fluctuations in quarterly results.

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles (“GAAP”), we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Adjusted EBITDA, Adjusted EBITDA Margin, Store EBITDA and Store EBITDA Margin. These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. In addition, Adjusted EBITDA excludes pre-opening costs and adjustments for changes in the accruals for deferred amusement revenue and ticket liability, which we expect customers to redeem in future periods and which may be important in analyzing our GAAP results. Our calculations of Adjusted EBITDA adjust for these amounts because they vary from period to period and do not directly relate to the ongoing operations of the current underlying business of our stores and therefore complicate comparison of the underlying business between periods. Nevertheless, because of the limitations described above management does not view Adjusted EBITDA in isolation and also uses other measures, such as net sales, gross margin, operating income and net income (loss), to measure operating performance.

Adjusted EBITDA and Adjusted EBITDA Margin — We define “Adjusted EBITDA” as net income (loss), plus interest expense, net, loss on debt retirement, provision (benefit) for income taxes, depreciation and amortization expense, loss on asset disposal, share-based compensation, pre-opening costs, change in deferred amusement revenue and ticket liability estimations, capital markets transaction costs, currency transaction (gains) and losses and other costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.

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

Store EBITDA and Store EBITDA Margin — We define “Store EBITDA” as net income (loss), plus interest expense, net, loss on debt retirement, provision (benefit) for income taxes, depreciation and amortization expense, general and administrative expenses and pre-opening costs. “Store EBITDA Margin” is defined as Store EBITDA divided by total revenues. Store EBITDA Margin allows us to evaluate operating performance of each store across stores of varying size and volume.

We believe that Store EBITDA is another useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store-level, and the costs of opening new stores, which are non-recurring at the store-level, and thereby enables the comparability of the operating performance of our stores for the periods presented. We also believe that Store EBITDA is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency and performance, and we use Store EBITDA as a means of evaluating store financial performance compared with our competitors. However, because this measure excludes significant items such as general and administrative expenses and pre-opening costs, as well as our interest expense, net and depreciation and amortization expense, which are important in evaluating our consolidated financial performance from period to period, the value of this measure is limited as a measure of our consolidated financial performance.

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarter consists of 13 weeks, except for a 53 week year when the fourth quarter consists of 14 weeks. All references to the first quarter of 2016 relate to the 13 week period ended May 1, 2016. All references to the first quarter of 2015 relate to the 13 week period ended May 3, 2015. Both fiscal 2016 and fiscal 2015 consist of 52 weeks. All dollar amounts are presented in thousands, except share and per share amounts.

Key Line Item Descriptions

Revenues — Total revenues consist of food and beverage revenues as well as amusement and other revenues. Beverage revenues refer to alcoholic beverages. Our revenue growth is primarily influenced by the number of new store openings and growth in comparable store revenues. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of store performance. Comparable store sales growth can be generated by increases in average dollars spent per customer and changes in customer traffic.

The special events portion of our business represented 7.9% of our total revenues for the thirteen weeks ended May 1, 2016. We believe our special events business is an important sampling and promotional opportunity for our customers because many customers are experiencing Dave & Buster’s for the first time. Accordingly, a considerable emphasis is placed on the special events portion of our business.

Cost of products — Cost of products includes the cost of food, beverages and the amusement redemption items. The cost of products is driven by product mix and pricing movements from third-party suppliers. The cost of products as a percentage of the related revenues is impacted by the underlying product cost as well as menu pricing.

Operating payroll and benefits — Operating payroll and benefits consist of wages, employer taxes and benefits for store personnel. We continually review the opportunity for labor efficiencies, principally through scheduling refinements.

Other store operating expenses — Other store operating expenses consist primarily of store-related occupancy, supply and outside service expenses, utilities, repair and maintenance and marketing and promotional costs.

General and administrative expenses — General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters as well as share-based compensation expense.

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

Interest expense, net — Interest expense, net includes the cost of our debt obligations including the amortization of loan fees and original issue discounts, net of any interest income earned or interest expense capitalized and the change in the fair value of the interest rate cap.

Provision for income taxes — Provision for income taxes represents current and deferred income taxes for federal, state, and foreign.

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

Thirteen Weeks Ended May 1, 2016 Compared to Thirteen Weeks Ended May 3, 2015

Results of operations — The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income.

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	May 1, 2016		May 3, 2015
Food and beverage revenues	$117,124	44.7%	$103,565	46.5%
Amusement and other revenues	144,863	55.3	119,110	53.5

Total revenues	261,987	100.0	222,675	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	29,639	25.3	26,780	25.9
Cost of amusement and other (as a percentage of amusement and other revenues)	16,512	11.4	15,766	13.2

Total cost of products	46,151	17.6	42,546	19.1
Operating payroll and benefits	56,377	21.5	48,992	22.0
Other store operating expenses	71,530	27.3	61,194	27.5
General and administrative expenses	13,040	5.0	12,844	5.8
Depreciation and amortization expense	20,810	8.0	18,577	8.3
Pre-opening costs	2,905	1.1	2,774	1.2

Total operating costs	210,813	80.5	186,927	83.9

Operating income	51,174	19.5	35,748	16.1
Interest expense, net	2,110	0.8	4,650	2.1

Income before provision for income taxes	49,064	18.7	31,098	14.0
Provision for income taxes	17,903	6.8	11,556	5.2

Net income	$31,161	11.9%	$19,542	8.8%

Change in comparable store sales (1)		3.6%		9.9%
Company-owned stores open at end of period (2)		84		74
Comparable stores open at end of period (1)		66		60

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Fiscal 2015 comparable stores includes our Williamsville (Buffalo), New York location, which closed in the third quarter of fiscal 2015.
(2)	Our company-owned store count for the thirteen weeks ended May 3, 2015, includes our Williamsville location.

Reconciliations of Non-GAAP Financial Measures - EBITDA and Adjusted EBITDA

The following table reconciles Net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 1, 2016	May 3, 2015
Net income	$31,161	$19,542
Interest expense, net	2,110	4,650
Provision for income tax	17,903	11,556
Depreciation and amortization expense	20,810	18,577

EBITDA	71,984	54,325
Loss on asset disposal (1)	170	289
Share-based compensation (2)	1,360	549
Pre-opening costs (3)	2,905	2,774
Change in deferred amusement revenue and ticket liability (4)	3,043	2,883
Transaction and other costs (5)	21	1,060

Adjusted EBITDA	$79,483	$61,880

Adjusted EBITDA Margin	30.3%	27.8%

(1)	Represents the net book value of assets (less proceeds received) disposed of during the period. Primarily relates to assets replaced in the ongoing operation of business.
(2)	Represents stock compensation expense under our incentive plans.
(3)	Represents cost incurred prior to the opening of our new stores.
(4)	Represents increases or (decreases) to accrued liabilities established for future amusement games play and the fulfillment of tickets won by customers on our redemption games.
(5)	Primarily represents costs related to capital markets transactions and store closure costs.

Reconciliations of Non-GAAP Financial Measures – Store EBITDA

The following table reconciles EBITDA to Store EBITDA for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 1, 2016	May 3, 2015
EBITDA	$71,984	$54,325
General and administrative expenses	13,040	12,844
Pre-opening costs	2,905	2,774

Store EBITDA	$87,929	$69,943

Store EBITDA Margin	33.6%	31.4%

Capital additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for tenant improvement allowances received or receivable from landlords.

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 1, 2016	May 3, 2015
New stores	$31,641	$31,438
Operating initiatives, including remodels	5,612	8,030
Games	2,899	364
Maintenance capital	3,736	959

Total capital additions	$43,888	$40,791

Tenant improvement allowances	$10,661	$7,778

Revenues

Total revenues increased $39,312, or 17.7%, to $261,987 in the first quarter of fiscal 2016 compared to total revenues of $222,675 in the first quarter of fiscal 2015. For the thirteen weeks ended May 1, 2016, we derived 30.0% of our total revenue from food sales, 14.7% from beverage sales, 54.5% from amusement sales and 0.8% from other sources. For the thirteen weeks ended May 3, 2015, we derived 31.1% of our total revenue from food sales, 15.4% from beverage sales, 52.8% from amusement sales and 0.7% from other sources.

The increased revenues, in the first quarter of fiscal 2016, were derived from the following sources:

Comparable stores	$7,399
Non-comparable stores	31,114
Other	799

Total	$39,312

Comparable store revenue increased $7,399, or 3.6%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Comparable store walk-in revenues, which accounted for 91.6% of consolidated comparable store revenue in the first quarter of fiscal 2016, increased $7,526, or 4.0% compared to the first quarter of fiscal 2015. Comparable store special events revenues, which accounted for 8.4% of consolidated comparable store revenue in the first quarter of fiscal 2016, decreased $127 or 0.7% compared to the first quarter of fiscal 2015. The increase in comparable store revenue over prior year can be attributed to our brand appeal and the continued success of our “New News” media program.

Food sales at comparable stores increased by $420, or 0.7%, to $64,597 in the first quarter of fiscal 2016 from $64,177 in the first quarter of fiscal 2015. Beverage sales at comparable stores increased by $147, or 0.5%, to $31,413 in the first quarter of fiscal 2016 from $31,266 in the first quarter of fiscal 2015. Comparable store amusement and other revenues in the first quarter of fiscal 2016 increased by $6,832, or 6.1%, to $119,127 from $112,295 in the first quarter of fiscal 2015. The growth over fiscal 2015 in amusement sales was driven by national advertising, which highlighted our games, and the return of our “Everyone’s a Winner” campaign.

Non-comparable store revenue increased $31,114, or 181.6%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The increase in non-comparable store revenue was primarily driven by 141 additional store weeks contributed by our 2015 and 2016 openings compared to fiscal 2015, and partially offset by a decrease in revenue due to the closure of our Williamsville (Buffalo), New York location on September 27, 2015.

Cost of products

The total cost of products was $46,151 for the first quarter of fiscal 2016 and $42,546 for the first quarter of fiscal 2015. The total cost of products as a percentage of total revenues was 17.6% and 19.1% for the first quarter of fiscal 2016 and first quarter of fiscal 2015, respectively. For the thirteen weeks ended May 1, 2016, the cost of food products was 26.4% of food revenue and the cost of beverage products was 23.1% of beverage revenue. The amusement and other cost of products was 11.4% of amusement and other revenues. For the thirteen weeks ended May 3, 2015, the cost of food products was 27.0% of food revenue, the cost of beverage products was 23.5% of beverage revenue and the amusement and other costs of products was 13.2% of amusement and other revenues.

Cost of food and beverage products increased to $29,639 in the first quarter of fiscal 2016 compared to $26,780 in the first quarter of fiscal 2015 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased 60 basis points to 25.3% for the first quarter of fiscal 2016 from 25.9% for the first quarter of fiscal 2015. The decrease in the cost of food and beverage as a percentage of revenues is primarily due to cost savings in our meat and seafood categories.

Cost of amusement and other increased to $16,512 in the first quarter of fiscal 2016 compared to $15,766 in the first quarter of fiscal 2015. The costs of amusement and other, as a percentage of amusement and other revenues decreased 180 basis points to 11.4% for the first quarter of fiscal 2016 from 13.2% for the first quarter of fiscal 2015. This decrease was due, in part, to reduced paper ticket costs for our redemption games resulting from our “e-ticket” initiative, which was implemented during the first half of fiscal 2015, partially offset by increased expenses associated with our provision for estimated ticket redemption liability.

Operating payroll and benefits

For the thirteen weeks ended May 1, 2016, 55.9% of operating payroll and benefits costs were for hourly wages, 24.8% related to management labor and 19.3% represented expenses for payroll taxes, benefits and store-level incentive compensation. Total operating payroll and benefits increased by $7,385 or 15.1%, to $56,377 in the first quarter of fiscal 2016 compared to $48,992 in the first quarter of fiscal 2015, primarily due to new store openings. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 50 basis points to 21.5% for the first quarter of fiscal 2016 from 22.0% in the first quarter of fiscal 2015. This decrease was due, in part, to the reduced cost of payroll related benefits and taxes, which were partially offset by hourly wage rate increases.

Other store operating expenses

Other store operating expenses increased by $10,336, or 16.9%, to $71,530, in the first quarter of fiscal 2016 compared to $61,194 in the first quarter of fiscal 2015, primarily due to new store openings. Other store operating expenses as a percentage of total revenues decreased 20 basis points to 27.3% in the first quarter of fiscal 2016 compared to 27.5% for the same period of fiscal 2015, due primarily to favorable leverage of occupancy related costs and marketing expenses on increased revenue.

General and administrative expenses

General and administrative expenses increased by $196, or 1.5%, to $13,040 in the first quarter of fiscal 2016 compared to $12,844 in the first quarter of fiscal 2015. The increase in general and administrative expenses was primarily driven by increased labor costs at our corporate headquarters and incremental shared-based compensation costs related to our 2015 and 2016 grants of stock options and restricted stock units. Higher compensation costs were partially offset by reduced costs associated with capital market transactions and litigation. General and administrative expenses, as a percentage of total revenues, decreased 80 basis points to 5.0% in the first quarter of fiscal 2016 compared to 5.8% in the same period of fiscal 2015, as a result of favorable leverage on increased sales.

Depreciation and amortization expense

Depreciation and amortization expense increased by $2,233, or 12.0%, to $20,810 in the first quarter of fiscal 2016 compared to $18,577 in the first quarter of fiscal 2015. Increased depreciation due to our 2015 and 2016 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $131 to $2,905 in the first quarter of fiscal 2016 compared to $2,774 in the first quarter of fiscal 2015 due to the number and timing of new store openings.

Interest expense, net

Interest expense, net decreased by $2,540 to $2,110 in the first quarter of fiscal 2016 compared to $4,650 in the first quarter of fiscal 2015 due to the May 2015 refinancing, described in “Liquidity and Capital Resources”, which resulted in a significantly lower effective interest rate. Outstanding debt has also decreased to $300,375 at May 1, 2016 from $430,000 at May 3, 2015.

Provision for income taxes

The effective income tax rate decreased to 36.5% for the first quarter of fiscal 2016 compared to 37.2% in the first quarter of fiscal 2015. The decline in our effective rate is primarily the result of comparatively lower estimated state tax rates as of May 1, 2016, partially offset by the reduced impact of the FICA Tip Credit on our effective rate as a result of higher pre-tax income.

Liquidity and Capital Resources

We finance our activities through cash flow from operations and availability under our Credit Facility. As of May 1, 2016, we had cash and cash equivalents of $28,123, net working capital deficit of $87,732 and outstanding debt obligations of $300,375. We also had $188,984 in borrowing availability under our Credit Facility.

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

As of May 1, 2016, we expect our short-term liquidity requirements to include (a) approximately $120,000 to $130,000 of capital additions (net of tenant improvement allowances and other payments from landlords), (b) scheduled debt service payments under our Credit Facility of $14,064 including interest payments of $6,564 (c) lease obligation payments of $73,740 and (d) estimated cash income tax payments of approximately $39,000.

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

On June 7, 2016, the Board of Directors approved the terms of a share repurchase program, under which the Company is authorized to repurchase up to $100,000 of its common shares through the end of fiscal 2018. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. Purchases will be made at times and prices considered appropriate by management, subject to any applicable blackout periods. This authority will primarily be used to offset dilution caused by the issuance and exercise of stock options and other equity compensation. This program will not impact our ability to execute our development plan or allocate capital for other corporate purposes such as remodeling, new games and maintenance. The share repurchase program may also be modified, suspended or discontinued at any time.

Based on our current business plan, we believe the cash flows from operations, together with our existing cash balances and availability of borrowings under the revolving portion of our Credit Facility will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, debt service needs, and share repurchase in the foreseeable future. Our ability to make scheduled principal and interest payments, or to refinance our indebtedness, or to fund planned capital expenditures and share repurchase, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors.

Borrowing Capacity

Our previous $530,000 term loan facility with a maturity date of July 25, 2020, interest at LIBOR plus a spread ranging from 3.25% to 3.50%, and borrowings of $430,000 ($429,065, net of discount) at May 3, 2015, was refinanced during the second quarter of fiscal 2015. On May 15, 2015, we entered into the Credit Facility which provides a $150,000 term loan facility and a $350,000 revolving credit facility with a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $10,000 swingline sub-facility. The revolving facility was established to provide financing for general purposes. The term loan facility requires quarterly principal pay downs of $1,875 which began in the third quarter of fiscal 2015 through maturity, when the remaining balance is due. The Credit Facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries.

As of May 1, 2016, we had letters of credit outstanding of $5,016 and $188,984 of borrowing available under our Credit Facility. We believe that the carrying amount of our Credit Facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

The interest rates per annum applicable to loans, other than swingline loans, under our Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.5% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on the Credit Facility at May 1, 2016 was 2.19%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.60%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate Credit Facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. We have not designated the interest rate cap as a hedge for accounting purposes. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $239 at May 1, 2016, is included in “Other assets and deferred charges” in the Consolidated Balance Sheets and was valued using an analysis based on market observable inputs. The fair value of the Company’s interest rate cap represents the amount the Company would receive to terminate the contract. For the thirteen weeks ending May 1, 2016, interest expense includes $206 related to the change in the fair value of the interest rate cap since the end of fiscal 2015.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 1, 2016	May 3, 2015
Net cash provided by (used in):
Operating activities	$76,655	$51,705
Investing activities	(38,120)	(36,721)
Financing activities	(35,907)	4,220

Net cash provided by operating activities was $76,655 for the thirteen weeks ended May 1, 2016 compared to $51,705 for the thirteen weeks ended May 3, 2015. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales, increased comparable store sales and improved operating margins.

Net cash used in investing activities was $38,120 for the thirteen weeks ended May 1, 2016 compared to $36,721 for the thirteen weeks ended May 3, 2015. Capital expenditures increased $1,284 to $38,121 (excluding the increase in fixed asset accrued liabilities of approximately $5,767) in the first thirteen weeks of fiscal 2016 from $36,837 in the first thirteen weeks of fiscal 2015 primarily due to new store openings. During the first thirteen weeks of fiscal 2016, the Company spent approximately $28,354 ($17,693 net of tenant improvement allowances from landlords) for new store construction, $3,915 related to a major remodel project on six existing stores, several smaller scale remodel projects and operating improvement initiatives, $1,637 for game refreshment and $4,215 for maintenance capital.

Net cash used in financing activities was $35,907 for the thirteen weeks ended May 1, 2016 compared to cash provided by financing activities of $4,220 for the thirteen weeks ended May 3, 2015. Net cash used for debt reduction in the first quarter of fiscal 2016 was partially offset by proceeds from stock option exercises and excess income tax benefits related to stock compensation plans.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $164,000 to $174,000 ($123,000 to $133,000 net of tenant improvement allowances and other landlord payments) in capital additions during fiscal 2016. The fiscal 2016 additions are expected to include approximately $129,000 to $139,000 ($88,000 to $98,000 net of tenant improvement allowances and other landlord payments) for new store construction and operating improvement initiatives, including six store remodels, $15,000 for game refreshment and $20,000 in maintenance capital. A portion of the fiscal 2016 new store spend is related to stores that will be under construction in 2016 but will not be open until 2017.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of May 1, 2016:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Credit Facility (1)	$300,375	$7,500	$15,000	$277,875	$—
Interest requirements (2)	25,576	6,564	12,750	6,262	—
Operating leases (3)	826,788	73,740	142,192	118,956	491,900

Total	$1,152,739	$87,804	$169,942	$403,093	$491,900

(1)	The Credit Facility includes a $150,000 term loan facility and $350,000 revolving credit facility, a letter of credit sub-facility, and a swingline sub-facility. As of May 1, 2016, we had borrowings of $156,000 under the revolving credit facility, borrowings of $144,375 under the term facility and $5,016 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect at May 1, 2016.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above. We currently have three leases that do not have renewal options to extend the lease term beyond the first quarter of fiscal 2021.

Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions about future events. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates are included in our annual consolidated financial statements and the related notes in our Annual Report on Form10-K filed with the SEC on March 29, 2016.

Recent Accounting Pronouncements

Refer to Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Unaudited Consolidated Financial Statements for information regarding new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including proteins, seafood, produce, dairy products, and cooking oil, these fluctuations can materially impact our food costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. In a rapidly-fluctuating commodities market, it may prove difficult for us to adjust our menu prices to respond to any price fluctuations. Therefore, to the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. At this time, we do not use financial instruments to hedge our commodity risk.

Interest Rate Risk

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. Borrowings pursuant to our Credit Facility bear interest at floating rate based on LIBOR, plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will, in turn increase or decrease our net income and cash flow. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate Credit Facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. As of May 1, 2016, one-month LIBOR was 0.44%. Assuming no change in the balance of the revolving portion of the credit facility, we estimate that a hypothetical 25 basis point increase in one-month LIBOR would increase our annualized interest expense in the next year by approximately $740.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our stores is subject to inflationary increases in the costs of labor and material.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The State of California (where nine of our stores are located) raised the state minimum hourly wage from $9.00 per hour to $10.00 per hour effective January 1, 2016. The State of New York (where nine of our stores are located) raised the state minimum tipped wage from $5.00 per hour to $7.50 per hour effective December 31, 2015.

In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, improving productivity, or through other adjustments. We may or may not be able to offset cost increases in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our first quarter ended May 1, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report as filed on Form 10-K on March 29, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS LEGAL PROCEEDINGS

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: June 7, 2016	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: June 7, 2016	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer