Form 10-Q
period 2016-07-31
Dave & Buster's Entertainment, Inc.
filed 2016-09-06
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

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

As of September 1, 2016, there were 42,066,622 shares of the Issuer’s common stock outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED JULY 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 31, 2016	January 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$23,250	$25,495
Inventories	18,674	19,529
Prepaid expenses	13,136	12,954
Deferred income taxes	—	30,257
Income taxes receivable	1,845	4,146
Other current assets	16,526	17,699

Total current assets	73,431	110,080
Property and equipment (net of $348,460 and $309,345 accumulated depreciation as of July 31, 2016 and January 31, 2016, respectively)	574,418	523,891
Deferred income taxes	2,454	—
Tradenames	79,000	79,000
Goodwill	272,620	272,694
Other assets and deferred charges	16,366	18,036

Total assets	$1,018,289	$1,003,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$7,500	$7,500
Accounts payable	52,278	42,836
Accrued liabilities	109,222	103,614
Income taxes payable	1,068	2,697

Total current liabilities	170,068	156,647
Deferred income taxes	11,038	35,347
Deferred occupancy costs	133,369	125,259
Other liabilities	11,500	10,194
Long-term debt, net	282,274	329,916
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 42,104,210 shares at July 31, 2016 and 41,618,933 shares at January 31, 2016; outstanding: 42,065,816 shares at July 31, 2016 and 41,618,933 shares at January 31, 2016	421	416
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	293,397	280,828
Treasury stock, 38,394 and 0 shares as of July 31, 2016 and January 31, 2016, respectively	(1,831)	—
Accumulated other comprehensive loss	(684)	(970)
Retained earnings	118,737	66,064

Total stockholders’ equity	410,040	346,338

Total liabilities and stockholders’ equity	$1,018,289	$1,003,701

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended July 31, 2016	Thirteen Weeks Ended August 2, 2015
Food and beverage revenues	$107,672	$99,213
Amusement and other revenues	136,658	118,126

Total revenues	244,330	217,339
Cost of food and beverage	27,573	25,880
Cost of amusement and other	16,535	15,074

Total cost of products	44,108	40,954
Operating payroll and benefits	55,203	50,081
Other store operating expenses	71,069	63,813
General and administrative expenses	13,585	13,501
Depreciation and amortization expense	21,434	19,638
Pre-opening costs	2,932	2,585

Total operating costs	208,331	190,572

Operating income	35,999	26,767
Interest expense, net	1,885	2,223
Loss on debt retirement	—	6,822

Income before provision for income taxes	34,114	17,722
Provision for income taxes	12,602	5,149

Net income	21,512	12,573

Unrealized foreign currency translation loss	(154)	(245)

Total comprehensive income	$21,358	$12,328

Net income per share:
Basic	$0.51	$0.31
Diluted	$0.50	$0.29
Weighted average shares used in per share calculations:
Basic	41,870,680	40,850,649
Diluted	43,283,834	42,706,155

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Twenty-Six Weeks Ended July 31, 2016	Twenty-Six Weeks Ended August 2, 2015
Food and beverage revenues	$224,796	$202,778
Amusement and other revenues	281,521	237,236

Total revenues	506,317	440,014
Cost of food and beverage	57,212	52,660
Cost of amusement and other	33,047	30,840

Total cost of products	90,259	83,500
Operating payroll and benefits	111,580	99,073
Other store operating expenses	142,599	125,007
General and administrative expenses	26,625	26,345
Depreciation and amortization expense	42,244	38,215
Pre-opening costs	5,837	5,359

Total operating costs	419,144	377,499

Operating income	87,173	62,515
Interest expense, net	3,995	6,873
Loss on debt retirement	—	6,822

Income before provision for income taxes	83,178	48,820
Provision for income taxes	30,505	16,705

Net income	52,673	32,115

Unrealized foreign currency translation gain (loss)	286	(90)

Total comprehensive income	$52,959	$32,025

Net income per share:
Basic	$1.26	$0.79
Diluted	$1.22	$0.76
Weighted average shares used in per share calculations:
Basic	41,765,280	40,542,895
Diluted	43,217,406	42,527,135

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock		Paid-In Capital	Treasury stock at cost		Accumulated other comprehensive income (loss)	Retained earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 31, 2016 (audited)	41,618,933	$416	$280,828	—	$—	$(970)	$66,064	$346,338
Net income	—	—	—	—	—	—	52,673	52,673
Unrealized foreign currency translation gain	—	—	—	—	—	286	—	286
Share-based compensation	—	—	2,997	—	—	—	—	2,997
Excess income tax benefit related to share-based compensation plans	—	—	7,314	—	—	—	—	7,314
Issuance of common stock upon exercise of options and restricted shares	485,277	5	2,258	—	—	—	—	2,263
Repurchase of common stock		—	—	(38,394)	(1,831)	—	—	(1,831)

Balance July 31, 2016 (unaudited)	42,104,210	$421	$293,397	(38,394)	$(1,831)	$(684)	$118,737	$410,040

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Twenty-six Weeks Ended July 31, 2016	Twenty-six Weeks Ended August 2, 2015
Cash flows from operating activities:
Net income	$52,673	$32,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	42,244	38,215
Deferred taxes	3,494	245
Excess income tax benefit related to share-based compensation plans	(7,314)	(11,148)
Loss on disposal of fixed assets	473	869
Loss on debt retirement	—	6,790
Share-based compensation	2,997	1,621
Other, net	1,000	699
Changes in assets and liabilities:
Inventories	855	(1,099)
Prepaid expenses	(182)	(1,297)
Income taxes receivable	2,301	(1,403)
Other current assets	1,305	(6,077)
Other assets and deferred charges	718	(2,968)
Accounts payable	1,347	1,927
Accrued liabilities	4,645	3,893
Income taxes payable	5,685	11,130
Deferred occupancy costs	8,163	10,538
Other liabilities	1,306	1,430

Net cash provided by operating activities	121,710	85,480

Cash flows from investing activities:
Capital expenditures	(84,779)	(78,003)
Proceeds from sales of property and equipment	28	134
Collections of notes receivable	800	1,220

Net cash used in investing activities	(83,951)	(76,649)

Cash flows from financing activities:
Borrowings under Credit Facility	30,000	434,000
Repayments of Credit Facility	(77,750)	(73,000)
Repayments of the July 2014 credit facility	—	(430,000)
Debt issuance costs	—	(3,288)
Proceeds from the exercise of stock options	2,263	4,052
Proceeds from the sale of treasury stock	—	1,103
Repurchase of common stock	(1,831)	—
Excess income tax benefit related to stock-based compensation plans	7,314	11,148

Net cash used in financing activities	(40,004)	(55,985)

Decrease in cash and cash equivalents	(2,245)	(47,154)
Beginning cash and cash equivalents	25,495	70,876

Ending cash and cash equivalents	$23,250	$23,722

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$19,016	$6,661
Cash paid for interest, net of amounts capitalized	$3,588	$6,714
Increase in fixed asset accounts payable	$8,095	$5,687
Cash paid for interest and debt fees, related to debt retirement	$—	$32

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation — Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues for adults and families under the name “Dave & Buster’s”, and the Company’s common stock trades on the NASDAQ Global Market under the ticker symbol “PLAY”. We opened our first store in Dallas, Texas in 1982 and, as of our second quarter ended July 31, 2016, we have expanded our portfolio nationally to 86 stores across 32 states and Canada. Subsequent to our second quarter end, we opened a new location in Las Vegas, Nevada on August 8, 2016, which is our first store in this state.

The accompanying unaudited consolidated financial statements include the accounts of D&B Entertainment and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the thirteen and twenty-six weeks ended July 31, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 29, 2017. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended January 31, 2016, included in our Annual Report on Form 10-K as filed with the SEC.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2016 and fiscal 2015, which end on January 29, 2017 and January 31, 2016, respectively, both consist of 52 weeks.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), to simplify the presentation of deferred taxes in the consolidated balance sheet. The amendments to the guidance require that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet, and the new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. We adopted the amendments to this guidance beginning with the first quarter of fiscal 2016 and have applied the amendments prospectively. Prior periods were not retrospectively adjusted.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), and in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-03 changes the presentation of debt issuance costs and generally requires debt issuance costs related to a recognized debt liability to be reported as a direct reduction from the carrying amount of the debt. ASU 2015-15 clarifies that debt issuance costs incurred in connection with line-of-credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new standards do not change the recognition and measurement of debt issuance costs. We adopted this guidance in the first quarter of fiscal 2016 on a retrospective basis. As a result, we reclassified debt issuance costs related to our term loan facility of $834 included in “Other assets and deferred charges” to “Long-term debt, net” on our previously reported consolidated balance sheet as of January 31, 2016.

ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40), was adopted in the first quarter of fiscal 2016 and did not have a material impact on the Company’s consolidated financial statements.

Certain amounts within the fiscal 2015 Consolidated Statement of Cash Flows have been disaggregated to conform to the fiscal 2016 presentation. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts of $10,920 and $14,180 are presented in “Accounts payable” in the Consolidated Balance Sheets as of July 31, 2016 and January 31, 2016, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.

The balance of “Other current assets” includes construction allowance receivables of $12,448 and $13,097 as of July 31, 2016 and January 31, 2016, respectively, related to our new store openings.

Fair value of financial instruments — Fair value is defined as the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level One inputs are quoted prices available for identical assets and liabilities in active markets at the measurement date; Level Two inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data; and Level Three inputs are less observable and reflect our own assumptions.

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

Related party transactions — D&B Entertainment was initially 100% owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”). As of July 31, 2016, the Oak Hill Funds owned approximately 6.5% of our outstanding stock and certain members of our Board of Directors and our management owned approximately 1.0% of our outstanding stock.

We have a stockholders’ agreement with Oak Hill Capital Management, LLC which provides for the reimbursement of certain costs and expenses and terminates when the Oak Hill Funds owns 5% or less of the Company’s outstanding stock. During fiscal 2015 and the first and second quarters of fiscal 2016, reimbursements were inconsequential. Mr. David Jones, who served on our Board of Directors, and who serves as a senior advisor to the Oak Hill Funds, received compensation of $15 and $33 during the thirteen and twenty-six weeks ended July 31, 2016, respectively, and $0 and $18 during the thirteen and twenty-six weeks ended August 2, 2015, respectively. Effective July 8, 2016, Mr. Jones no longer serves on our Board of Directors.

Stockholders’ equity — Effective June 7, 2016, our Board of Directors approved a share repurchase program authorizing up to $100,000 in share repurchases through the end of fiscal 2018. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. The share repurchase program may be modified, suspended or discontinued at any time. During the second quarter, the Company purchased from a former director 38,394 shares of common stock at the quoted market price.

Effect of new accounting pronouncements — In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. The adoption of this guidance will require prospective recognition of excess tax benefits and deficiencies (that result from an increase or decrease in the fair value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity, with the change in classification to be applied either retrospectively or prospectively. The company reported excess tax benefits of $16,834 in fiscal 2015 and $7,314 during the twenty-six weeks ended July 31, 2016. The fiscal 2015 and fiscal 2016 amounts of excess tax benefits are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement.

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

In May 2014, the FASB issued guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance and outlines a single comprehensive model for entities to use in accounting for revenue. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. The update is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The update permits the use of either the retrospective or cumulative effect transition method. We do not believe the new revenue recognition standard will impact our recognition of food and beverage sales, and we are continuing to evaluate the impact of the adoption of this standard on the recognition of other revenue transactions and the transition method that we will apply.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following as of:

	July 31, 2016	January 31, 2016
Deferred amusement revenue	$26,001	$22,623
Compensation and benefits	21,377	25,054
Amusement redemption liability	14,342	12,816
Rent	14,185	12,277
Property taxes	5,253	3,556
Deferred gift card revenue	5,204	6,705
Sales and use taxes	3,804	3,669
Current portion of long-term insurance reserves	3,591	3,591
Utilities	2,991	2,753
Customer deposits	2,896	2,734
Inventory received but not invoiced	1,405	1,019
Other	8,173	6,817

Total accrued liabilities	$109,222	$103,614

Note 3: Long-Term Debt

Long-term debt consists of the following as of:

	July 31, 2016	January 31, 2016
Credit Facility - term	$142,500	$146,250
Credit Facility - revolver	148,000	192,000

Total debt outstanding	290,500	338,250
Less:
Current installments - term	7,500	7,500
Debt issuance costs - term	726	834

Long-term debt, net	$282,274	$329,916

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

As of July 31, 2016, we had letters of credit outstanding of $5,016 and $196,984 of borrowing available under our Credit Facility. We believe that the carrying amount of the Credit Facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s Credit Facility was determined to be a Level Two instrument as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under the Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.50% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on the Credit Facility at July 31, 2016 was 1.99%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.54%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our Credit Facility contains restrictive covenants that, among other things, place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our Credit Facility requires us to maintain certain financial ratio covenants. As of July 31, 2016, we were in compliance with the restrictive and financial ratio covenants under the Credit Facility.

Future debt obligations — The following table sets forth our future debt principal payment obligations as of:

July 31, 2016
1 year or less	$7,500
2 years	7,500
3 years	7,500
4 years	268,000
5 years	—
Thereafter	—

Total future payments	$290,500

The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks Ended July 31, 2016	Thirteen Weeks Ended August 2, 2015
Credit facility interest expense	$1,702	$2,649
Amortization of issuance cost and discount	169	193
Gain on early collection on a note receivable	—	(493)
Interest income	(61)	(79)
Less capitalized interest	(78)	(47)
Change in fair value of interest rate cap	153	—

Total interest expense, net	$1,885	$2,223

	Twenty-six Weeks Ended July 31, 2016	Twenty-six Weeks Ended August 2, 2015
Credit facility interest expense	$3,634	$7,350
Amortization of issuance cost and discount	338	526
Gain on early collection on a note receivable	—	(493)
Interest income	(127)	(146)
Less capitalized interest	(209)	(364)
Change in fair value of interest rate cap	359	—

Total interest expense, net	$3,995	$6,873

During the second quarter ended August 2, 2015, a note receivable, with an outstanding principal balance of $1,220, was fully collected prior to the scheduled repayment terms. The carrying value of the note was $727, net of discount. Interest income for the quarter ended August 2, 2015, includes a $493 gain related to the collection of the note receivable.

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate Credit Facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. The derivative is not designated as a hedge and does not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $86 at July 31, 2016, is included in “Other assets and deferred charges” in the Consolidated Balance Sheets and was valued using an analysis based on market observable inputs, representing Level Two assets as defined by GAAP. The fair value of the Company’s interest rate cap represents the amount the Company would receive to terminate the contract. For the thirteen and twenty-six weeks ending July 31, 2016, interest expense includes $153 and $359, respectively, related to the change in the fair value of the interest rate cap.

Note 4: Income Taxes

The effective income tax rate increased to 36.7% for the twenty-six weeks ended July 31, 2016 compared to 34.2% in the twenty-six weeks ended August 2, 2015. The increase in our effective tax rate is primarily due to the impact of state taxes and reduced leverage of FICA Tip Credits as a result of higher pre-tax income.

As of July 31, 2016, we had no remaining available federal tax credit carryovers. We had approximately $57,500 of state net operating loss carryforwards, which can generally be carried forward for 20 years.

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

The following table sets forth our lease commitments as of July 31, 2016:

1 year or less	$80,616
2 years	80,428
3 years	76,461
4 years	70,844
5 years	65,514
Thereafter	644,143

Total future payments	$1,018,006

As of July 31, 2016 our signed operating lease agreements included our store in Las Vegas, Nevada which opened for business on August 8, 2016 and seven future sites which are expected to open in late fiscal 2016 and early fiscal 2017. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of July 31, 2016, we have signed thirteen additional lease agreements for future sites. Our commitments under these agreements are contingent, upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table.

Note 6: Earnings per share

Basic earnings per share (“EPS”) represents net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS represents net income divided by the basic weighted average number of common shares plus, if dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental common shares issuable upon the exercise of outstanding stock options or the fulfillment of restricted and performance share vesting conditions. The effect of dilutive common shares is determined using the treasury stock method, whereby outstanding stock options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such stock options, the average measured but unrecognized compensation cost during the period and certain tax benefits that will be credited to additional paid-in capital upon exercise are assumed to be used to repurchase our common stock at the average market price during the period.

The following tables set forth the computation of EPS, basic and diluted for the periods indicated:

(in thousands, except share and per share data)	Thirteen Weeks Ended July 31, 2016	Thirteen Weeks Ended August 2, 2015
Numerator:
Net income	$21,512	$12,573
Denominator:
Basic weighted average common shares outstanding	41,870,680	40,850,649
Effect of dilutive common shares for equity-based awards	1,413,154	1,855,506
Diluted weighted average common shares outstanding	43,283,834	42,706,155
Net income per share:
Basic	$0.51	$0.31
Diluted	$0.50	$0.29

(in thousands, except share and per share data)	Twenty-six Weeks Ended July 31, 2016	Twenty-six Weeks Ended August 2, 2015
Numerator:
Net income	$52,673	$32,115
Denominator:
Basic weighted average common shares outstanding	41,765,280	40,542,895
Effect of dilutive common shares for equity-based awards	1,452,126	1,984,240
Diluted weighted average common shares outstanding	43,217,406	42,527,135
Net income per share:
Basic	$1.26	$0.79
Diluted	$1.22	$0.76

We had 2,870,841 and 3,544,420 stock option awards, time-based restricted stock units (“RSU’s”) and unvested time-based restricted stock awards outstanding under our incentive stock plans as of July 31, 2016 and August 2, 2015, respectively, which were included in the computation of dilutive common shares. Unvested performance-based RSU’s were not included in the calculation of dilutive common shares as they did not meet the criteria for inclusion per GAAP guidance.

Note 7: Share-based Compensation

Compensation expense related to stock options, time-based and performance-based RSU’s and restricted stock is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Stock options	$1,097	$825	$2,050	$1,306
RSU’s and restricted stock	540	247	947	315

Total share-based compensation expense	$1,637	$1,072	$2,997	$1,621

Transactions related to stock option awards during the twenty-six weeks ended July 31, 2016 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Service based options		Service based options		Performance based options
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2016	699,179	$21.72	451,401	$7.07	1,890,424	$4.57
Granted	279,915	39.14	—	—	—	—
Exercised	—	—	(44,427)	4.59	(420,944)	4.89
Forfeited	(3,943)	38.06	—	—	—	—

Outstanding at July 31, 2016	975,151	$26.66	406,974	$7.34	1,469,480	$4.47

Exercisable at July 31, 2016	106,354	$31.71	267,698	$6.91	1,469,480	$4.47

The total intrinsic value of options exercised during the twenty-six weeks ended July 31, 2016 and August 2, 2015 was $18,575 and $29,191, respectively. The unrecognized expense related to our stock option plan totaled approximately $5,094 as of July 31, 2016 and will be expensed over a weighted average period of 1.7 years. The average remaining term for all options outstanding at July 31, 2016 is 6.0 years.

Transactions related to time-based and performance-based RSU’s and restricted shares during the twenty-six weeks ended July 31, 2016 were as follows:

	Shares	Weighted Average Fair Value
Outstanding at January 31, 2016	70,534	$31.75
Granted	81,726	40.23
Vested	(11,174)	32.18
Forfeited	(1,243)	38.22

Outstanding at July 31, 2016	139,843	$36.61

Fair value of our time-based and performance-based RSU’s and restricted shares is based on our closing stock price on the date of grant. The unrecognized expense related to our time-based and performance-based RSU’s and unvested restricted shares was $4,497 as of July 31, 2016 and will be expensed over a weighted average period of 2.4 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying unaudited consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2016. Unless otherwise specified, the meaning of all defined terms in Management’s Discussion and Analysis are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this quarterly report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

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

We intend for new store expansion to be a key growth driver. Our long-term plan is to open new stores at an annual rate of at least 10% of our existing stores. During the first twenty-six weeks of fiscal 2016, the Company opened five new stores, compared to four new store openings in the comparable 2015 period. As of July 31, 2016, there were 86 stores in the United States and Canada. We plan to open an additional five to six stores in fiscal 2016. To increase comparable store sales we plan to provide our customers with the latest exciting games by updating approximately 10% of our games each year, leverage the D&B Sports concept by building awareness through national cable advertising and drive customer frequency by enhancing customer experience by providing new product offerings in each of the “Eat, Drink, Play and Watch” components of our business. Subsequent to our second quarter end, we opened a new location in Las Vegas, Nevada on August 8, 2016.

We believe that in addition to the growth potential that exists in North America, the Dave & Buster’s brand can also have significant appeal in certain international markets. In October 2015, we signed a seven store franchise agreement for licensed development in the Middle East, which includes six countries.

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

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales — Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 66 stores as of July 31, 2016.

New store openings — Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Subsequent to August 2, 2015, we have opened twelve new stores including the relocation of an existing store in Williamsville (Buffalo), New York.

Our new locations typically open with sales volumes in excess of their expected long term run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store sales volumes in year two to be 10% to 20% lower and our margins on Store EBITDA (excluding allocated marketing costs) to be up to four percentage points lower in the second full year of operations than our year one targets, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store and the seasonality of our business, the number and timing of new store openings will result in significant fluctuations in quarterly results.

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles (“GAAP”), we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Adjusted EBITDA, Adjusted EBITDA Margin, Store EBITDA and Store EBITDA Margin (defined below). These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. In addition, Adjusted EBITDA excludes pre-opening costs and adjustments for changes in the accruals for deferred amusement revenue and ticket liability, which we expect customers to redeem in future periods and which may be important in analyzing our GAAP results. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Our calculations of Adjusted EBITDA adjust for these amounts because they vary from period to period and do not directly relate to the ongoing operations of the current underlying business of our stores and therefore complicate comparison of the underlying business between periods. Nevertheless, because of the limitations described above management does not view Adjusted EBITDA or Store EBITDA in isolation and also uses other measures, such as revenues, gross margin, operating income and net income (loss), to measure operating performance.

Adjusted EBITDA and Adjusted EBITDA Margin — We define “Adjusted EBITDA” as net income (loss), plus interest expense, net, loss on debt retirement, provision (benefit) for income taxes, depreciation and amortization expense, loss on asset disposal, share-based compensation, pre-opening costs, change in deferred amusement revenue and ticket liability estimations, capital markets transaction costs, currency transaction (gains) losses and other costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.

Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our operating performance and our capacity to incur and service debt and fund capital expenditures. We believe that Adjusted EBITDA is used by many investors, analysts and rating agencies as a measure of performance. In addition, Adjusted EBITDA is consistent with that reported to our lenders to allow for leverage-based assessments. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.

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

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarter consists of 13 weeks, except for a 53 week year when the fourth quarter consists of 14 weeks. All references to the second quarter of 2016 relate to the 13 week period ended July 31, 2016. All references to the second quarter of 2015 relate to the 13 week period ended August 2, 2015. All references to the year-to-date fiscal 2016 period relate to the twenty-six week period ended July 31, 2016. All references to the year-to-date fiscal 2015 relate to the twenty-six week period ended August 2, 2015. Both fiscal 2016 and fiscal 2015 consist of 52 weeks. All dollar amounts are presented in thousands, except share and per share amounts.

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

The special events portion of our business represented 8.7% of our total revenues for the twenty-six weeks ended July 31, 2016. We believe our special events business is an important sampling and promotional opportunity for our customers because many customers are experiencing Dave & Buster’s for the first time. Accordingly, a considerable emphasis is placed on the special events portion of our business.

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

Loss on debt retirement — Loss on debt retirement consists of the write-off of unamortized loan costs and other fees associated with the refinancing of our debt during the second quarter of fiscal 2015.

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

We expect that volatile economic conditions will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although there is no assurance that our cost of products will remain stable or that federal, state or local minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increases or minimum wage rate increases are expected to be partially offset by selected menu price increases where competitively appropriate.

Thirteen Weeks Ended July 31, 2016 Compared to Thirteen Weeks Ended August 2, 2015

Results of operations — The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks Ended July 31, 2016		Thirteen Weeks Ended August 2, 2015
Food and beverage revenues	$107,672	44.1%	$99,213	45.6%
Amusement and other revenues	136,658	55.9	118,126	54.4

Total revenues	244,330	100.0	217,339	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	27,573	25.6	25,880	26.1
Cost of amusement and other (as a percentage of amusement and other revenues)	16,535	12.1	15,074	12.8

Total cost of products	44,108	18.1	40,954	18.8
Operating payroll and benefits	55,203	22.6	50,081	23.0
Other store operating expenses	71,069	29.0	63,813	29.5
General and administrative expenses	13,585	5.6	13,501	6.2
Depreciation and amortization expense	21,434	8.8	19,638	9.0
Pre-opening costs	2,932	1.2	2,585	1.2

Total operating costs	208,331	85.3	190,572	87.7

Operating income	35,999	14.7	26,767	12.3
Interest expense, net	1,885	0.7	2,223	1.0
Loss on debt retirement	—	—	6,822	3.1

Income before provision for income taxes	34,114	14.0	17,722	8.2
Provision for income taxes	12,602	5.2	5,149	2.4

Net income	$21,512	8.8%	$12,573	5.8%

Change in comparable store sales (1)		1.0%		11.0%
Company owned stores open at end of period (2)		86		76
Comparable stores open at end of period (1)		66		60

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Fiscal 2015 comparable stores includes our Williamsville (Buffalo), New York location, which closed and relocated in the third quarter of fiscal 2015.
(2)	Our company-owned store count for the thirteen weeks ended August 2, 2015, includes our Williamsville location.

Reconciliations of Non-GAAP Financial Measures - Adjusted EBITDA

The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended July 31, 2016	Thirteen Weeks Ended August 2, 2015
Net income	$21,512	$12,573
Interest expense, net	1,885	2,223
Loss on debt retirement	—	6,822
Provision for income tax	12,602	5,149
Depreciation and amortization expense	21,434	19,638

EBITDA	57,433	46,405
Loss on asset disposal (1)	303	580
Share-based compensation (2)	1,637	1,072
Pre-opening costs (3)	2,932	2,585
Change in deferred amusement revenue and ticket liability (4)	1,861	1,834
Transaction and other costs (5)	52	226

Adjusted EBITDA	$64,218	$52,702

Adjusted EBITDA Margin	26.3%	24.2%

(1)	Represents the net book value of assets (less proceeds received) disposed of during the year. Primarily relates to assets replaced in the ongoing operation of business.
(2)	Represents stock compensation expense under our incentive plans.
(3)	Represents costs incurred prior to the opening of our new stores.
(4)	Represents increases or (decreases) to accrued liabilities established for future amusement games play and the fulfillment of tickets won by customers on our redemption games.
(5)	Primarily represents costs related to currency transaction (gains) or losses, capital market transactions and store closure costs.

Reconciliations of Non-GAAP Financial Measures – Store EBITDA

The following table reconciles EBITDA to Store EBITDA for the periods indicated:

	Thirteen Weeks Ended July 31, 2016	Thirteen Weeks Ended August 2, 2015
EBITDA	$57,433	$46,405
General and administrative expenses	13,585	13,501
Pre-opening costs	2,932	2,585

Store EBITDA	$73,950	$62,491

Store EBITDA Margin	30.3%	28.8%

Capital additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for accrual-based tenant improvement allowances from landlords, which are listed separately in the table. During the thirteen weeks ended July 31, 2016, there were no tenant improvement allowances primarily because the two new stores that completed construction are on properties that we own instead of lease.

	Thirteen Weeks Ended July 31, 2016	Thirteen Weeks Ended August 2, 2015
New stores	$25,378	$20,776
Operating initiatives, including remodels	9,020	10,764
Games	11,933	8,108
Maintenance capital	2,655	3,251

Total capital additions	$48,986	$42,899

Tenant improvement allowances	$—	$4,994

Revenues

Total revenues increased $26,991, or 12.4%, to $244,330 in the second quarter of fiscal 2016 compared to total revenues of $217,339 in the second quarter of fiscal 2015. For the thirteen weeks ended July 31, 2016, we derived 30.7% of our total revenue from food sales, 13.4% from beverage sales, 55.1% from amusement sales and 0.8% from other sources. For the thirteen weeks ended August 2, 2015, we derived 31.6% of our total revenue from food sales, 14.0% from beverage sales, 53.5% from amusement sales and 0.9% from other sources.

The increased revenues, in the second quarter of fiscal 2016, were from the following sources:

Comparable stores	$1,933
Non-comparable stores	24,697
Other	361

Total	$26,991

Comparable store revenue increased $1,933, or 1.0%, in the second quarter of 2016 compared to the second quarter of 2015. Comparable store walk-in revenues, which accounted for 89.8% of consolidated comparable store revenue in the second quarter of 2016, increased $1,556, or 0.9% compared to the second quarter of 2015. Comparable store special events revenues, which accounted for 10.2% of consolidated comparable store revenue in the second quarter of fiscal 2016, increased $377 or 1.9% compared to the second quarter of fiscal 2015. The increase in comparable store revenue over prior year is primarily attributed to growth in amusement sales.

Food sales at comparable stores decreased by $1,373, or 2.2%, to $59,735 in the second quarter of fiscal 2016 from $61,108 in the second quarter of fiscal 2015. Beverage sales at comparable stores decreased by $378, or 1.4%, to $26,125 in the second quarter of fiscal 2016 from $26,503 in the second quarter of fiscal 2015. The decrease in food and beverage sales at comparable stores is attributed to lower customer volumes partially offset by price increases. Comparable store amusement and other revenues in the second quarter of fiscal 2016 increased by $3,684, or 3.5%, to $109,576 from $105,892 in the second quarter of fiscal 2015. The growth over fiscal 2015 in amusement sales was driven by national advertising, which highlighted our new games offerings and the return of our “Summer of Games” campaign which featured nine new games.

Non-comparable store revenue increased $24,697, or 99.5%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The increase in non-comparable store revenue was primarily driven by 134 additional store weeks contributed by our 2015 and 2016 openings compared to fiscal 2015, and partially offset by a decrease in revenue due to the closure of our Williamsville (Buffalo), New York location on September 27, 2015.

Cost of products

The total cost of products was $44,108 for the second quarter of fiscal 2016 and $40,954 for the second quarter of fiscal 2015. The total cost of products as a percentage of total revenues was 18.1% and 18.8% for the second quarter of fiscal 2016 and second quarter of fiscal 2015, respectively. For the thirteen weeks ended July 31, 2016, the cost of food products was 26.2% of food revenue and the cost of beverage products was 24.2% of beverage revenue. The amusement and other cost of products was 12.1% of amusement and other revenues. For the thirteen weeks ended August 2, 2015, the cost of food products was 27.1% of food revenue, the cost of beverage products was 23.7% of beverage revenue and the amusement and other costs of products was 12.8% of amusement and other revenues.

Cost of food and beverage products increased to $27,573 in the second quarter of fiscal 2016 compared to $25,880 in the second quarter of fiscal 2015 due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased 50 basis points to 25.6% for the second quarter of fiscal 2016 from 26.1% for the second quarter of fiscal 2015. The decrease in the cost of food and beverage as a percentage of revenues is primarily due to lower cost of commodities in our meat, seafood and poultry categories.

Cost of amusement and other increased to $16,535 in the second quarter of fiscal 2016 compared to $15,074 in the second quarter of fiscal 2015. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 70 basis points to 12.1% for the second quarter of fiscal 2016 from 12.8% for the second quarter of fiscal 2015. This decrease was due, in part, to reduced paper ticket costs for our redemption games resulting from our “e-ticket” initiative, which was implemented during the first half of fiscal 2015, partially offset by increased expenses associated with our provision for estimated ticket redemption liability.

Operating payroll and benefits

For the thirteen weeks ended July 31, 2016, 56.1% of operating payroll and benefits costs were for hourly wages, 26.4% related to management labor and 17.5% represented expenses for payroll taxes, benefits and store-level incentive compensation. Total operating payroll and benefits increased by $5,122, or 10.2%, to $55,203 in the second quarter of fiscal 2016 compared to $50,081 in the second quarter of fiscal 2015. This increase was primarily due to labor associated with the 121 net additional operating store weeks of our 20 non-comparable stores and was partially offset by decreased store-level incentive compensation of approximately $1,300. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 40 basis points to 22.6% for the second quarter of fiscal 2016 from 23.0% in the second quarter of fiscal 2015. This decrease was primarily driven by store-level incentive compensation which decreased approximately 60 basis points, partially offset by hourly wage rate increases of 4.4%.

Other store operating expenses

Other store operating expenses increased by $7,256, or 11.4%, to $71,069, in the second quarter of fiscal 2016 compared to $63,813 in the second quarter of fiscal 2015, primarily due to new store openings. Other store operating expenses as a percentage of total revenues decreased 50 basis points to 29.0% in the second quarter of fiscal 2016 compared to 29.5% for the same period of fiscal 2015. The favorable basis point reduction was due primarily to favorable leverage of utilities, repairs and marketing expenses on increased revenue partially offset by increased cost of sports programming and credit card chargebacks.

General and administrative expenses

General and administrative expenses increased by $84, or 0.6%, to $13,585 in the second quarter of fiscal 2016 compared to $13,501 in the second quarter of fiscal 2015. General and administrative expenses, as a percentage of total revenues, decreased 60 basis points to 5.6% in the second quarter of fiscal 2016 compared to 6.2% in the same period of fiscal 2015, as a result of favorable leverage on increased sales.

Depreciation and amortization expense

Depreciation and amortization expense increased by $1,796, or 9.1%, to $21,434 in the second quarter of fiscal 2016 compared to $19,638 in the second quarter of fiscal 2015. Increased depreciation due to our 2015 and 2016 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $347 to $2,932 in the second quarter of fiscal 2016 compared to $2,585 in the second quarter of fiscal 2015 due to the number and timing of new store openings.

Interest expense, net

Interest expense, net decreased by $338 to $1,885 in the second quarter of fiscal 2016 compared to $2,223 in the second quarter of fiscal 2015 due primarily to a reduction in outstanding debt, which decreased to $290,500 at July 31, 2016 from $361,000 at August 2, 2015. The stated weighted average interest rate on the Credit Facility also decreased from 2.19% at August 2, 2015 to 1.99% at July 31, 2016. The reduction in interest expense on outstanding debt during the second quarter of fiscal 2016 was partially offset by interest income of $493 related to the collection of a note receivable during the second quarter of fiscal 2015.

Loss on debt retirement

In connection with the May 15, 2015 debt refinancing (see “Liquidity and Capital Resources” for further discussion), the Company recorded a charge of $6,822 during the second quarter of fiscal 2015. This charge includes non-cash charges of $6,790 resulting from the write-off of certain unamortized debt issuance costs and the unamortized discount associated with the July 2014 credit facility and $32 of legal expenses.

Provision for income taxes

The effective income tax rate increased to 36.9% for the second quarter of fiscal 2016 compared to 29.1% in the second quarter of fiscal 2015. The increase in our effective tax rate is primarily due to the impact of state taxes and reduced leverage of FICA Tip Credits as a result of higher pre-tax income.

Twenty-six Weeks Ended July 31, 2016 Compared to Twenty-six Weeks Ended August 2, 2015

Results of operations — The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the unaudited accompanying consolidated statements of comprehensive income.

	Twenty-six Weeks Ended July 31, 2016		Twenty-six Weeks Ended August 2, 2015
Food and beverage revenues	$224,796	44.4%	$202,778	46.1%
Amusement and other revenues	281,521	55.6	237,236	53.9

Total revenues	506,317	100.0	440,014	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	57,212	25.5	52,660	26.0
Cost of amusement and other (as a percentage of amusement and other revenues)	33,047	11.7	30,840	13.0

Total cost of products	90,259	17.8	83,500	19.0
Operating payroll and benefits	111,580	22.0	99,073	22.5
Other store operating expenses	142,599	28.2	125,007	28.4
General and administrative expenses	26,625	5.3	26,345	6.0
Depreciation and amortization expense	42,244	8.3	38,215	8.7
Pre-opening costs	5,837	1.2	5,359	1.2

Total operating costs	419,144	82.8	377,499	85.8

Operating income	87,173	17.2	62,515	14.2
Interest expense, net	3,995	0.8	6,873	1.5
Loss on debt retirement	—	—	6,822	1.6

Income before provision for income taxes	83,178	16.4	48,820	11.1
Provision for income taxes	30,505	6.0	16,705	3.8

Net income	$52,673	10.4%	$32,115	7.3%

Change in comparable store sales (1)		2.3%		10.4%
Company owned stores open at end of period (2)		86		76
Comparable stores open at end of period (1)		66		60

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Fiscal 2015 comparable stores includes our Williamsville (Buffalo), New York location, which closed and relocated in the third quarter of fiscal 2015.
(2)	Our company-owned store count for the twenty-six weeks ended August 2, 2015, includes our Williamsville location.

Reconciliations of Non-GAAP Financial Measures - Adjusted EBITDA

The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Twenty-six Weeks Ended July 31, 2016	Twenty-six Weeks Ended August 2, 2015
Net income	$52,673	$32,115
Interest expense, net	3,995	6,873
Loss on debt retirement	—	6,822
Provision for income tax	30,505	16,705
Depreciation and amortization expense	42,244	38,215

EBITDA	129,417	100,730
Loss on asset disposal (1)	473	869
Share-based compensation (2)	2,997	1,621
Pre-opening costs (3)	5,837	5,359
Change in deferred amusement revenue and ticket liability (4)	4,904	4,717
Transaction and other costs (5)	73	1,286

Adjusted EBITDA	$143,701	$114,582

Adjusted EBITDA Margin	28.4%	26.0%

(1)	Represents the net book value of assets (less proceeds received) disposed of during the year. Primarily relates to assets replaced in the ongoing operation of business.
(2)	Represents stock compensation expense under our incentive plans.
(3)	Represents costs incurred prior to the opening of our new stores.
(4)	Represents increases or (decreases) to accrued liabilities established for future amusement games play and the fulfillment of tickets won by customers on our redemption games.
(5)	Primarily represents costs related to currency transaction (gains) or losses, capital market transactions and store closure costs.

Reconciliations of Non-GAAP Financial Measures – Store EBITDA

The following table reconciles EBITDA to Store EBITDA for the periods indicated:

	Twenty-six Weeks Ended July 31, 2016	Twenty-six Weeks Ended August 2, 2015
EBITDA	$129,417	$100,730
General and administrative expenses	26,625	26,345
Pre-opening costs	5,837	5,359

Store EBITDA	$161,879	$132,434

Store EBITDA Margin	32.0%	30.1%

Capital additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for accrual-based tenant improvement allowances from landlords, which are listed separately in the table.

	Twenty-six Weeks Ended July 31, 2016	Twenty-six Weeks Ended August 2, 2015
New stores	$57,019	$52,214
Operating initiatives, including remodels	14,632	18,794
Games	14,832	8,472
Maintenance capital	6,391	4,210

Total capital additions	$92,874	$83,690

Tenant improvement allowances	$10,661	$12,772

Revenues

Total revenues increased $66,303, or 15.1%, to $506,317 in the twenty-six weeks ended July 31, 2016 compared to total revenues of $440,014 in the twenty six weeks ended August 2, 2015. For the twenty-six weeks ended July 31, 2016, we derived 30.3% of our total revenue from food sales, 14.1% from beverage sales, 54.8% from amusement sales and 0.8% from other sources. For the twenty-six weeks ended August 2, 2015, we derived 31.4% of our total revenue from food sales, 14.7% from beverage sales, 53.2% from amusement sales and 0.7% from other sources.

The increased revenues were derived from the following sources:

Comparable stores	$9,332
Non-comparable stores	55,811
Other	1,160

Total	$66,303

Comparable store revenue increased $9,332, or 2.3%, in the twenty-six weeks ended July 31, 2016 compared to the twenty six weeks ended August 2, 2015. Comparable store walk-in revenues, which accounted for 90.7% of consolidated comparable store revenue in the twenty-six weeks ended July 31, 2016, increased $9,082, or 2.5% compared to the twenty-six weeks ended August 2, 2015. Comparable store special events revenues, which accounted for 9.3% of consolidated comparable store revenue in the twenty-six weeks ended July 31, 2016, increased $250, or 0.7% compared to the twenty-six weeks ended August 2, 2015. The increase in comparable store revenue over prior year is primarily attributed to growth in amusement sales.

Food sales at comparable stores decreased by $953, or 0.8%, to $124,332 in the twenty-six weeks ended July 31, 2016 from $125,285 in the twenty-six weeks ended August 2, 2015. Beverage sales at comparable stores decreased by $231, or 0.4%, to $57,538 in the twenty-six weeks ended July 31, 2016 from $57,769 in the twenty-six weeks ended August 2, 2015. The decrease in food and beverage sales at comparable stores is attributed to lower customer volumes partially offset by price increases. Comparable store amusement and other revenues in the twenty-six weeks ended July 31, 2016 increased by $10,516, or 4.8%, to $228,703 from $218,187 in the twenty-six weeks ended August 2, 2015. The growth over fiscal 2015 in amusement sales was driven by national advertising, which highlighted our new games offerings, and the return of our “Everyone’s a Winner” promotion and “Summer of Games” campaign, which featured nine new games.

Non-comparable store revenue increased $55,811, or 133.0%, in the twenty-six weeks ended 2016 compared to the same period of fiscal 2015. The increase in non-comparable store revenue was primarily driven by 275 additional store weeks contributed by our 2015 and 2016 openings compared to fiscal 2015, and partially offset by a decrease in revenue due to the closure of our Williamsville (Buffalo), New York location on September 27, 2015.

Cost of products

The total cost of products was $90,259 for the twenty-six week period ended July 31, 2016 and $83,500 for the twenty-six week period ended August 2, 2015. The total cost of products as a percentage of total revenues was 17.8% and 19.0% for the twenty-six week period ended July 31, 2016 and the twenty-six week period ended August 2, 2015, respectively. For the twenty-six weeks ended July 31, 2016, the cost of food products was 26.3% of food revenue and the cost of beverage products was 23.6% of beverage revenue. The amusement and other cost of products was 11.7% of amusement and other revenues. For the twenty-six weeks ended August 2, 2015, the cost of food products was 27.1% of food revenue, the cost of beverage products was 23.6% of beverage revenue and the amusement and other costs of products was 13.0% of amusement and other revenues.

Cost of food and beverage products increased to $57,212 in the twenty-six week period ended July 31, 2016 compared to $52,660 in the twenty-six week period ended August 2, 2015 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased 50 basis points to 25.5% for the twenty-six week period ended July 31, 2016 from 26.0% for the twenty-six weeks ended August 2, 2015. The decrease in the cost of food and beverage as a percentage of revenues is primarily due to lower cost of commodities in our meat, seafood and poultry categories.

Cost of amusement and other increased to $33,047 in the twenty-six week period ended July 31, 2016 compared to $30,840 in the twenty-six week period ended August 2, 2015. The costs of amusement and other, as a percentage of amusement and other revenues decreased 130 basis points to 11.7% for the twenty-six weeks ended July 31, 2016 from 13.0% for the twenty-six weeks ended August 2, 2015. This decrease was due, in part, to reduced paper ticket costs for our redemption games resulting from our “e-ticket” initiative, which was implemented during the first half of fiscal 2015, partially offset by increased expenses associated with our provision for estimated ticket redemption liability.

Operating payroll and benefits

For the twenty-six weeks ended July 31, 2016, 56.0% of operating payroll and benefits costs were for hourly wages, 25.6% related to management labor and 18.4% represented expenses for payroll taxes, benefits and store-level incentive compensation. Total operating payroll and benefits increased by $12,507, or 12.6%, to $111,580 in the twenty-six week period ended July 31, 2016 compared to $99,073 in the twenty-six week period ended August 2, 2015, primarily due to labor associated with 248 net additional operating store weeks of our non-comparable stores and was partially offset by decreased store-level incentive compensation of approximately $1,700. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 50 basis points to 22.0% for the twenty-six week period ended July 31, 2016 from 22.5% in the twenty-six weeks ended August 2, 2015. This decrease was due, in part, to store-level incentive compensation and payroll related benefits which decreased approximately 70 basis points, partially offset by hourly wage rate increases of 4.2%.

Other store operating expenses

Other store operating expenses increased by $17,592, or 14.1%, to $142,599, in the twenty-six week period ended July 31, 2016 compared to $125,007 in the twenty-six week period ended August 2, 2015, primarily due to new store openings. Other store operating expenses as a percentage of total revenues decreased 20 basis points to 28.2% in the twenty-six week period ended July 31, 2016 compared to 28.4% for the same period of fiscal 2015, due primarily to favorable leverage of utilities, repairs and marketing expenses on increased revenue partially offset by increased credit card chargebacks.

General and administrative expenses

General and administrative expenses increased by $280, or 1.1%, to $26,625 in the twenty-six week period ended July 31, 2016 compared to $26,345 in the twenty-six week period ended August 2, 2015. The increase in general and administrative expenses was primarily driven by increased labor costs at our corporate headquarters and incremental share-based compensation costs related to our 2015 and 2016 grants of stock options and restricted stock units. These costs were partially offset by reduced incentive compensation costs at our corporate headquarters and the absence of costs associated with fiscal 2015 capital market transactions. General and administrative expenses, as a percentage of total revenues, decreased 70 basis points to 5.3% in the twenty-six weeks ended July 31, 2016 compared to 6.0% in the same period of fiscal 2015, as a result of favorable leverage on increased sales.

Depreciation and amortization expense

Depreciation and amortization expense increased by $4,029, or 10.5%, to $42,244 in the twenty-six week period ended July 31, 2016 compared to $38,215 in the twenty-six week period ended August 2, 2015. Increased depreciation due to our 2015 and 2016 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $478 to $5,837 in the twenty-six week period ended July 31, 2016 compared to $5,359 in the twenty-six week period ended August 2, 2015 due to the number and timing of new store openings and was partially offset by savings in pre-opening rent related to our two stores that opened in the second quarter of fiscal 2016, in which we own instead of lease the underlying property.

Interest expense, net

Interest expense, net decreased by $2,878 to $3,995 in the twenty-six week period ended July 31, 2016 compared to $6,873 in the twenty-six week period ended August 2, 2015 due to the May 2015 refinancing, described in “Liquidity and Capital Resources”, which resulted in a significantly lower effective interest rate. Outstanding debt has also decreased to $290,500 at July 31, 2016 from $361,000 at August 2, 2015, and the stated weighted average interest rate on the Credit Facility decreased from 2.19% at August 2, 2015 to 1.99% at July 31, 2016.

Loss on debt retirement

In connection with the May 15, 2015 debt refinancing (see “Liquidity and Capital Resources” for further discussion), the Company recorded a charge of $6,822 during the second quarter of fiscal 2015. This charge includes non-cash charges of $6,790 resulting from the write-off of certain unamortized debt issuance costs and the unamortized discount associated with the July 2014 credit facility and $32 of legal expenses.

Provision for income taxes

The effective income tax rate increased to 36.7% for the twenty-six weeks ended July 31, 2016 compared to 34.2% in the twenty-six weeks ended August 2, 2015. The increase in our effective tax rate is primarily due to the impact of state taxes and reduced leverage of FICA Tip Credits as a result of higher pre-tax income.

Liquidity and Capital Resources

We finance our activities through cash flow from operations and availability under our Credit Facility. As of July 31, 2016, we had cash and cash equivalents of $23,250, net working capital deficit of $96,637 and outstanding debt obligations of $290,500. We also had $196,984 in borrowing availability under our Credit Facility.

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

As of July 31, 2016, we expect our short-term liquidity requirements to include (a) approximately $130,000 to $140,000 of capital additions (net of tenant improvement allowances and other payments from landlords), (b) scheduled debt service payments under our Credit Facility of $13,267 including interest payments of $5,767 (c) lease obligation payments of $80,616 and (d) estimated cash income tax payments of approximately $47,000.

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

Effective June 7, 2016, our Board of Directors approved the terms of a share repurchase program, under which the Company is authorized to repurchase up to $100,000 of its common shares through the end of fiscal 2018. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. Purchases will be made at times and prices considered appropriate by management, subject to any applicable blackout periods. This authority will primarily be used to offset dilution caused by the issuance and exercise of stock options and other equity compensation. This program will not impact our ability to execute our development plan or allocate capital for other corporate purposes such as remodeling, new games and maintenance. The share repurchase program may also be modified, suspended or discontinued at any time. During the second quarter of 2016, we repurchased 38,394 shares at a total cost of $1,831 under this program.

Based on our current business plan, we believe the cash flows from operations, together with our existing cash balances and availability of borrowings under the revolving portion of our Credit Facility will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, debt service needs, and share repurchases in the foreseeable future. Our ability to make scheduled principal and interest payments, or to refinance our indebtedness, or to fund planned capital expenditures and share repurchases, will depend on future performance, which is subject to general economic conditions, competitive environment and other factors.

Borrowing Capacity

During the second quarter of fiscal 2015, we refinanced our July 2014 credit facility with outstanding borrowings of $430,000 and interest at LIBOR plus a spread ranging from 3.25% to 3.50%. Our current Credit Facility provides a $150,000 term loan facility and a $350,000 revolving credit facility and has a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $10,000 swingline sub-facility. The revolving facility was established to provide financing for general purposes. The term loan facility requires quarterly principal pay downs of $1,875 which began in the third quarter of fiscal 2015 through maturity, when the remaining balance is due. The Credit Facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries.

As of July 31, 2016, we had letters of credit outstanding of $5,016 and $196,984 of borrowing available under our Credit Facility.

The interest rates per annum applicable to loans, other than swingline loans, under our Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.5% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on the Credit Facility at July 31, 2016 was 1.99%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.54%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate Credit Facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. We have not designated the interest rate cap as a hedge for accounting purposes. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $86 at July 31, 2016, is included in “Other assets and deferred charges” in the Consolidated Balance Sheets and was valued using an analysis based on market observable inputs. The fair value of the Company’s interest rate cap represents the amount the Company would receive to terminate the contract. For the thirteen and twenty-six weeks ending July 31, 2016, interest expense includes $153 and $359, respectively, related to the change in the fair value of the interest rate cap.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Twenty-six Weeks Ended July 31, 2016	Twenty-six Weeks Ended August 2, 2015
Net cash provided by (used in):
Operating activities	$121,710	$85,480
Investing activities	(83,951)	(76,649)
Financing activities	(40,004)	(55,985)

Net cash provided by operating activities was $121,710 for the twenty-six weeks ended July 31, 2016 compared to $85,480 for the twenty-six weeks ended August 2, 2015. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales, increased comparable store sales and improved operating margins.

Net cash used in investing activities was $83,951 for the twenty-six weeks ended July 31, 2016 compared to $76,649 for the twenty-six weeks ended August 2, 2015. Capital expenditures increased $6,776 to $84,779 (excluding the increase in fixed asset accrued liabilities of approximately $8,095) in the twenty-six weeks of fiscal 2016 from $78,003 in the twenty-six weeks of fiscal 2015. During the twenty-six weeks of fiscal 2016, the Company spent approximately $53,410 ($42,749 net of tenant improvement allowances from landlords) for new store construction, $12,586 related to a major remodel project on six existing stores, several smaller scale remodel projects and operating improvement initiatives, $11,863 for game refreshment and $6,920 for maintenance capital.

Net cash used in financing activities was $40,004 for the twenty-six weeks ended July 31, 2016 compared to $55,985 for the twenty-six weeks ended August 2, 2015. Net repayments of debt of $47,750 and $73,000 in the twenty-six week period ended July 31, 2016 and August 2, 2015, respectively, were partially offset by proceeds from stock option exercises and excess income tax benefits related to stock compensation plans of $9,577 and $15,200 in the twenty-six weeks ended July 31, 2016 and August 2, 2015, respectively.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $172,000 to $184,000 ($130,000 to $140,000 net of tenant improvement allowances and other landlord payments) in capital additions during fiscal 2016. The fiscal 2016 additions are expected to include approximately $134,000 to $146,000 ($92,000 to $102,000 net of tenant improvement allowances and other landlord payments) for new store construction and operating improvement initiatives, including six store remodels, $18,000 for game refreshment and $20,000 in maintenance capital. A portion of the fiscal 2016 new store spend is related to stores that will be under construction in 2016 but will not be open until 2017.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of July 31, 2016:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Credit Facility (1)	$290,500	$7,500	$15,000	$268,000	$—
Interest requirements (2)	21,127	5,767	11,187	4,173	—
Operating leases (3)	1,018,006	80,616	156,889	136,358	644,143

Total	$1,329,633	$93,883	$183,076	$408,531	$644,143

(1)	The Credit Facility includes a $150,000 term loan facility and $350,000 revolving credit facility, a letter of credit sub-facility, and a swingline sub-facility. As of July 31, 2016, we had borrowings of $148,000 under the revolving credit facility, borrowings of $142,500 under the term facility and $5,016 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect at July 31, 2016.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above.

Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions about future events. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates are included in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K filed with the SEC on March 29, 2016.

Recent Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, of Notes to Unaudited Consolidated Financial Statements for information regarding new accounting pronouncements.

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

Interest Rate Risk

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. Borrowings pursuant to our Credit Facility bear interest at floating rate based on LIBOR, plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will, in turn increase or decrease our net income and cash flow. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate Credit Facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. As of July 31, 2016, one-month LIBOR was 0.50%. Assuming no change in the balance of the revolving portion of the credit facility, we estimate that a hypothetical 25 basis point increase in one-month LIBOR would increase our annualized interest expense in the next year by approximately $750.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our stores is subject to inflationary increases in the costs of labor and material.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state or city minimum wage and increases in the minimum wage will increase our labor costs. As of January 1, 2016, the State of California (where nine of our stores are located) raised the state minimum hourly wage from $9.00 per hour to $10.00 per hour, and the State of New York (where nine of our stores are located) raised the state minimum tipped wage from $5.00 per hour to $7.50 per hour.

In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, improving productivity, or through other actions. We may or may not be able to offset cost increases in the future.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our second quarter ended July 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report as filed on Form 10-K on March 29, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding repurchases of our common stock during the thirteen weeks ended July 31, 2016:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (in thousands) (2)
May 2, 2016 - May 29, 2016	—	$—	—	$—
May 30, 2016 - July 3, 2016	—	$—	—	$100,000
July 4, 2016 - July 31, 2016	38,394	$14.70	38,394	$98,169

(1)	Monthly information is presented by reference to our fiscal periods during the thirteen weeks ended July 31, 2016.
(2)	Effective June 7, 2016, our Board of Directors approved a share repurchase program authorizing up to $100,000 in share repurchases through February 3, 2019, the end of our 2018 fiscal year. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. The share repurchase program may be modified, suspended or discontinued at any time.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of Stephen M. King, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Stephen M. King, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: September 6, 2016	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: September 6, 2016	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer