Form 10-Q
period 2016-10-30
Dave & Buster's Entertainment, Inc.
filed 2016-12-06
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2016

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

As of December 1, 2016, there were 42,051,159 shares of the Issuer’s common stock outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED OCTOBER 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	October 30, 2016	January 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,724	$25,495
Inventories	20,557	19,529
Prepaid expenses	15,238	12,954
Deferred income taxes	—	30,257
Income taxes receivable	7,430	4,146
Other current assets	7,905	17,699

Total current assets	65,854	110,080
Property and equipment (net of $368,701 and $309,345 accumulated depreciation as of October 30, 2016 and January 31, 2016, respectively)	608,546	523,891
Deferred income taxes	2,524	—
Tradenames	79,000	79,000
Goodwill	272,649	272,694
Other assets and deferred charges	15,413	18,036

Total assets	$1,043,986	$1,003,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$7,500	$7,500
Accounts payable	64,786	42,836
Accrued liabilities	115,667	103,614
Income taxes payable	2,632	2,697

Total current liabilities	190,585	156,647
Deferred income taxes	12,059	35,347
Deferred occupancy costs	139,160	125,259
Other liabilities	12,363	10,194
Long-term debt, net	270,451	329,916
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 42,213,767 shares at October 30, 2016 and 41,618,933 shares at January 31, 2016; outstanding: 42,058,052 shares at October 30, 2016 and 41,618,933 shares at January 31, 2016	422	416
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	297,450	280,828
Treasury stock, 155,715 and 0 shares as of October 30, 2016 and January 31, 2016, respectively	(6,721)	—
Accumulated other comprehensive loss	(790)	(970)
Retained earnings	129,007	66,064

Total stockholders’ equity	419,368	346,338

Total liabilities and stockholders’ equity	$1,043,986	$1,003,701

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended October 30, 2016	Thirteen Weeks Ended November 1, 2015
Food and beverage revenues	$101,343	$89,826
Amusement and other revenues	127,316	102,927

Total revenues	228,659	192,753
Cost of food and beverage	26,560	23,575
Cost of amusement and other	15,581	12,842

Total cost of products	42,141	36,417
Operating payroll and benefits	55,034	48,048
Other store operating expenses	71,888	63,762
General and administrative expenses	13,506	12,640
Depreciation and amortization expense	22,864	20,032
Pre-opening costs	4,553	2,395

Total operating costs	209,986	183,294

Operating income	18,673	9,459
Interest expense, net	1,578	2,184

Income before provision for income taxes	17,095	7,275
Provision for income taxes	6,340	2,721

Net income	10,755	4,554

Unrealized foreign currency translation gain (loss)	(106)	5

Total comprehensive income	$10,649	$4,559

Net income per share:
Basic	$0.26	$0.11
Diluted	$0.25	$0.11
Weighted average shares used in per share calculations:
Basic	42,061,235	41,241,274
Diluted	43,327,812	42,938,502

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirty-nine Weeks Ended October 30, 2016	Thirty-nine Weeks Ended November 1, 2015
Food and beverage revenues	$326,139	$292,604
Amusement and other revenues	408,837	340,163

Total revenues	734,976	632,767
Cost of food and beverage	83,772	76,235
Cost of amusement and other	48,628	43,682

Total cost of products	132,400	119,917
Operating payroll and benefits	166,614	147,121
Other store operating expenses	214,487	188,769
General and administrative expenses	40,131	38,985
Depreciation and amortization expense	65,108	58,247
Pre-opening costs	10,390	7,754

Total operating costs	629,130	560,793

Operating income	105,846	71,974
Interest expense, net	5,573	9,057
Loss on debt retirement	—	6,822

Income before provision for income taxes	100,273	56,095
Provision for income taxes	36,845	19,426

Net income	63,428	36,669

Unrealized foreign currency translation gain (loss)	180	(85)

Total comprehensive income	$63,608	$36,584

Net income per share:
Basic	$1.52	$0.90
Diluted	$1.47	$0.86
Weighted average shares used in per share calculations:
Basic	41,863,932	40,775,253
Diluted	43,234,767	42,677,807

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common stock		Paid-In Capital	Treasury stock at cost		Accumulated other comprehensive income (loss)	Retained earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 31, 2016 (audited)	41,618,933	$416	$280,828	—	$—	$(970)	$66,064	$346,338
Net income	—	—	—	—	—	—	63,428	63,428
Unrealized foreign currency translation gain	—	—	—	—	—	180	—	180
Share-based compensation	—	—	4,665	—	—	—	—	4,665
Excess income tax benefit related to share-based compensation plans	—	—	9,124	—	—	—	—	9,124
Issuance of common stock upon exercise of options and restricted shares	594,834	6	2,914	—	—	—	—	2,920
Repurchase of common stock		—	—	(170,615)	(7,364)	—	—	(7,364)
Reissuance of treasury stock			(81)	14,900	643		(485)	77

Balance October 30, 2016 (unaudited)	42,213,767	$422	$297,450	(155,715)	$(6,721)	$(790)	$129,007	$419,368

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Thirty-nine Weeks Ended October 30, 2016	Thirty-nine Weeks Ended November 1, 2015
Cash flows from operating activities:
Net income	$63,428	$36,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	65,108	58,247
Deferred taxes	4,445	(2,145)
Excess income tax benefit related to share-based compensation plans	(9,124)	(15,711)
Loss on disposal of fixed assets	987	1,165
Loss on debt retirement	—	6,790
Share-based compensation	4,665	2,590
Other, net	1,261	931
Changes in assets and liabilities:
Inventories	(1,028)	(1,166)
Prepaid expenses	(2,284)	(2,812)
Income taxes receivable	(3,284)	(1,749)
Other current assets	10,056	(5,825)
Other assets and deferred charges	1,194	(3,640)
Accounts payable	2,972	834
Accrued liabilities	10,855	10,416
Income taxes payable	9,059	16,319
Deferred occupancy costs	14,071	18,615
Other liabilities	2,169	2,061

Net cash provided by operating activities	174,550	121,589

Cash flows from investing activities:
Capital expenditures	(131,284)	(118,883)
Proceeds from sales of property and equipment	31	140
Collections of notes receivable	800	1,220

Net cash used in investing activities	(130,453)	(117,523)

Cash flows from financing activities:
Borrowings under Credit Facility	68,000	455,000
Repayments of Credit Facility	(127,625)	(99,875)
Repayments of the July 2014 credit facility	—	(430,000)
Debt issuance costs	—	(3,310)
Proceeds from the exercise of stock options	2,920	5,758
Proceeds from the reissuance of treasury stock	77	1,103
Repurchase of common stock	(7,364)	—
Excess income tax benefit related to share-based compensation plans	9,124	15,711

Net cash used in financing activities	(54,868)	(55,613)

Decrease in cash and cash equivalents	(10,771)	(51,547)
Beginning cash and cash equivalents	25,495	70,876

Ending cash and cash equivalents	$14,724	$19,329

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$26,606	$6,998
Cash paid for interest, net	$5,083	$8,838
Increase in fixed asset accounts payable	$18,978	$6,435
Cash paid for interest and debt fees, related to debt retirement	$—	$32

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation — Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. As of October 30, 2016, we owned and operated 88 stores located in 33 states and one Canadian province. We anticipate opening four additional stores in the fourth quarter of fiscal 2016.

The accompanying unaudited consolidated financial statements include the accounts of D&B Entertainment and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the thirteen and thirty-nine weeks ended October 30, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 29, 2017. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended January 31, 2016, included in our Annual Report on Form 10-K as filed with the SEC.

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

Certain amounts within the fiscal 2015 Consolidated Statement of Cash Flows have been disaggregated to conform to the fiscal 2016 presentation. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts of $11,115 and $14,180 are presented in “Accounts payable” in the Consolidated Balance Sheets as of October 30, 2016 and January 31, 2016, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.

The balance of “Other current assets” includes construction allowance receivables of $3,876 and $13,097 as of October 30, 2016 and January 31, 2016, respectively, related to our new store openings.

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

Non-financial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include such items as property and equipment, goodwill, tradenames and other assets. These assets are measured at fair value if determined to be impaired. During the thirty-nine weeks ended October 30, 2016, there were no impairments recognized.

Related party transactions — As of January 31, 2016, Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”) owned approximately 18% of our outstanding stock. As of October 30, 2016, the Oak Hill Funds no longer owned our outstanding stock and certain members of our Board of Directors and our management owned approximately 1.0% of our outstanding stock.

Stockholders’ equity — Effective June 7, 2016, our Board of Directors approved a share repurchase program authorizing up to $100,000 in share repurchases through the end of fiscal 2018. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. During the third quarter, the Company purchased 132,221 shares of common stock at an average cost of $41.84 per share, and during fiscal 2016, the Company purchased 170,615 shares of common stock at an average cost of $43.16 per share.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows and the calculation of diluted net income per share. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. The adoption of this guidance will require prospective recognition of excess tax benefits and deficiencies (that result from an increase or decrease in the fair value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity, with the change in classification to be applied either retrospectively or prospectively. The company reported excess tax benefits of $16,834 in fiscal 2015 and $9,124 during the thirty-nine weeks ended October 30, 2016. The fiscal 2015 and fiscal 2016 amounts of excess tax benefits are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement.

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

In May 2014, the FASB issued guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance and outlines a single comprehensive model for entities to use in accounting for revenue. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. The update is now effective for interim and annual periods beginning after December 15, 2017. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The update permits the use of either the retrospective or cumulative effect transition method. We do not believe the new revenue recognition standard will impact our recognition of food and beverage sales, and we are continuing to evaluate the impact of the adoption of this standard on the recognition of additional revenue transactions and the transition method that we will apply.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following as of:

	October 30, 2016	January 31, 2016
Deferred amusement revenue	$26,108	$22,623
Compensation and benefits	25,794	25,054
Amusement redemption liability	14,821	12,816
Rent	14,064	12,277
Property taxes	5,812	3,556
Customer deposits	5,701	2,734
Deferred gift card revenue	5,197	6,705
Current portion of long-term insurance reserves	3,591	3,591
Utilities	2,787	2,753
Sales and use taxes	2,692	3,669
Inventory received but not invoiced	1,099	1,019
Other	8,001	6,817

Total accrued liabilities	$115,667	$103,614

Note 3: Long-Term Debt

Long-term debt consists of the following as of:

	October 30, 2016	January 31, 2016
Credit Facility - term	$140,625	$146,250
Credit Facility - revolver	138,000	192,000

Total debt outstanding	278,625	338,250
Less:
Current installments - term	7,500	7,500
Debt issuance costs - term	674	834

Long-term debt, net	$270,451	$329,916

Credit facility — On May 15, 2015, we entered into a senior secured credit facility that provides a $150,000 term loan facility and a $350,000 revolving credit facility (the “Credit Facility”) with a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $10,000 swingline sub-facility. The revolving credit facility is available to provide financing for general purposes. The term loan facility requires quarterly principal payments of $1,875 which began in the third quarter of fiscal 2015 through maturity, when the remaining balance is due. The Credit Facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of October 30, 2016, we had letters of credit outstanding of $5,016 and $206,984 of borrowing available under our Credit Facility.

The proceeds of the Credit Facility were used to refinance in full the balance of a prior credit facility of $430,000 (the “July 2014 credit facility”) and to pay related interest and expenses. As a result of the refinancing, we incurred a loss on extinguishment charge of $6,822 in the second quarter of fiscal 2015, consisting of the write-off of unamortized debt issuance costs, unamortized discount and cash paid for related debt fees. Concurrent with the refinance, we utilized $45,000 of available cash on hand to pay down a portion of the outstanding revolving portion of the Credit Facility.

The interest rates per annum applicable to loans, other than swingline loans, under the Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.50% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on the Credit Facility at October 30, 2016 was 2.02%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.52%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our Credit Facility contains restrictive covenants that, among other things, place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our Credit Facility requires us to maintain certain financial ratio covenants. As of October 30, 2016, we were in compliance with the restrictive and financial ratio covenants under the Credit Facility.

Future debt obligations — The following table sets forth our future debt principal payment obligations as of:

October 30, 2016
1 year or less	$7,500
2 years	7,500
3 years	7,500
4 years	256,125
5 years	—
Thereafter	—

Total future payments	$278,625

The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks Ended October 30, 2016	Thirteen Weeks Ended November 1, 2015
Credit facility interest expense	$1,582	$2,052
Amortization of issuance cost	168	171
Interest income	(58)	(68)
Less capitalized interest	(112)	(87)
Change in fair value of interest rate cap	(2)	116

Total interest expense, net	$1,578	$2,184

	Thirty-nine Weeks Ended October 30, 2016	Thirty-nine Weeks Ended November 1, 2015
Credit facility interest expense	$5,216	$9,402
Amortization of issuance cost and discount	506	696
Gain on early collection on a note receivable	—	(493)
Interest income	(184)	(212)
Less capitalized interest	(322)	(452)
Change in fair value of interest rate cap	357	116

Total interest expense, net	$5,573	$9,057

During fiscal 2015, a note receivable, with an outstanding principal balance of $1,220, was fully collected prior to the scheduled repayment terms. The carrying value of the note was $727, net of discount. Interest expense, net for fiscal 2015 includes a $493 gain related to the collection of the note receivable.

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate Credit Facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. The derivative is not designated as a hedge and does not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $88 at October 30, 2016, is included in “Other assets and deferred charges” in the Consolidated Balance Sheets and was valued using an analysis based on market observable inputs, representing Level Two assets as defined by GAAP. The fair value of the Company’s interest rate cap represents the amount the Company would receive to terminate the contract. For the thirteen and thirty-nine weeks ending October 30, 2016, interest (income) expense includes $(2) and $357, respectively, related to the change in the fair value of the interest rate cap.

Note 4: Income Taxes

The effective income tax rate increased to 36.7% for the thirty-nine weeks ended October 30, 2016 compared to 34.6% in the thirty-nine weeks ended November 1, 2015. The increase in our effective tax rate is primarily due to the impact of state taxes and reduced leverage of FICA Tip Credits as a result of higher pre-tax income.

As of October 30, 2016, we had approximately $58,400 of state net operating loss carryforwards, which can generally be carried forward for 20 years.

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

The following table sets forth our lease commitments as of October 30, 2016:

1 year or less	$83,957
2 years	81,916
3 years	78,140
4 years	71,856
5 years	66,613
Thereafter	658,810

Total future payments	$1,041,292

As of October 30, 2016 we have signed operating lease agreements for eight future sites which are expected to open in the fourth quarter of fiscal 2016 or fiscal 2017. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of October 30, 2016, we have signed eighteen additional lease agreements for future sites. Our commitments under these agreements are contingent, upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

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

The following tables set forth the computation of EPS, basic and diluted for the periods indicated:

(in thousands, except share and per share data)	Thirteen Weeks Ended October 30, 2016	Thirteen Weeks Ended November 1, 2015
Numerator:
Net income	$10,755	$4,554
Denominator:
Basic weighted average common shares outstanding	42,061,235	41,241,274
Effect of dilutive common shares for equity-based awards	1,266,577	1,697,228
Diluted weighted average common shares outstanding	43,327,812	42,938,502
Net income per share:
Basic	$0.26	$0.11
Diluted	$0.25	$0.11

(in thousands, except share and per share data)	Thirty-nine Weeks Ended October 30, 2016	Thirty-nine Weeks Ended November 1, 2015
Numerator:
Net income	$63,428	$36,669
Denominator:
Basic weighted average common shares outstanding	41,863,932	40,775,253
Effect of dilutive common shares for equity-based awards	1,370,835	1,902,554
Diluted weighted average common shares outstanding	43,234,767	42,677,807
Net income per share:
Basic	$1.52	$0.90
Diluted	$1.47	$0.86

We had 2,742,999 and 3,160,844 stock option awards, unvested time-based restricted stock units (“RSU’s”) and unvested time-based restricted stock awards outstanding under our incentive stock plans as of October 30, 2016 and November 1, 2015, respectively, which were included in the computation of dilutive common shares. Unvested performance-based RSU’s were not included in the calculation of dilutive common shares as they did not meet the criteria for inclusion per GAAP guidance.

Note 7: Share-based Compensation

Compensation expense related to stock options, time-based and performance-based RSU’s and restricted stock is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Stock options	$1,088	$748	$3,138	$2,054
RSU’s and restricted stock	580	221	1,527	536

Total share-based compensation expense	$1,668	$969	$4,665	$2,590

Transactions related to stock option awards during the thirty-nine weeks ended October 30, 2016 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Service based options		Service based options		Performance based options
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2016	699,179	$21.72	451,401	$7.07	1,890,424	$4.57
Granted	279,915	39.14	—	—	—	—
Exercised	(5,957)	31.71	(73,057)	4.77	(510,814)	4.82
Forfeited	(8,720)	37.39	—	—	—	—

Outstanding at October 30, 2016	964,417	$26.57	378,344	$7.52	1,379,610	$4.47

Exercisable at October 30, 2016	99,253	$31.79	257,602	$7.29	1,379,610	$4.47

The total intrinsic value of options exercised during the thirty-nine weeks ended October 30, 2016 and November 1, 2015 was $23,186 and $40,942, respectively. The unrecognized expense related to our stock option plan totaled approximately $3,992 as of October 30, 2016 and will be expensed over a weighted average period of 1.5 years. The average remaining term for all options outstanding at October 30, 2016 is 5.8 years.

Transactions related to time-based and performance-based RSU’s and restricted shares during the thirty-nine weeks ended October 30, 2016 were as follows:

	Shares	Weighted Average Fair Value
Outstanding at January 31, 2016	70,534	$31.75
Granted	83,118	40.28
Vested	(11,174)	32.18
Forfeited	(2,339)	36.84

Outstanding at October 30, 2016	140,139	$36.69

Fair value of our time-based and performance-based RSU’s and restricted shares is based on our closing stock price on the date of grant. The unrecognized expense related to our time-based and performance-based RSU’s and unvested restricted shares was $3,977 as of October 30, 2016 and will be expensed over a weighted average period of 2.2 years.

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

We intend for new store expansion to be a key growth driver. Our long-term plan is to open new stores at an annual rate of at least 10% of our existing stores. During the first thirty-nine weeks of fiscal 2016, the Company opened seven new stores, compared to six new store openings in the comparable 2015 period including the fiscal 2015 relocation of an existing store in Williamsville (Buffalo), New York to a new site in the same market. As of October 30, 2016, there were 88 stores in the United States and Canada. To increase comparable store sales we plan to provide our customers with the latest exciting games by updating approximately 10% of our games each year, leverage the D&B Sports concept by building awareness through national cable advertising and drive customer frequency by enhancing customer experience through providing new product offerings in each of the “Eat, Drink, Play and Watch” components of our business. We currently anticipate opening eleven new stores in fiscal 2016.

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

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales — Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been opened for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 66 stores as of October 30, 2016.

New store openings — Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between November 1, 2015 and October 30, 2016, we have opened eleven new stores.

Non-GAAP Key Financial Measures

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

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarter consists of 13 weeks, except for a 53 week year when the fourth quarter consists of 14 weeks. All references to the third quarter of 2016 relate to the 13 week period ended October 30, 2016. All references to the third quarter of 2015 relate to the 13 week period ended November 1, 2015. All references to the year-to-date fiscal 2016 period relate to the thirty-nine week period ended October 30, 2016. All references to the year-to-date fiscal 2015 period relate to the thirty-nine week period ended November 1, 2015. Both fiscal 2016 and fiscal 2015 consist of 52 weeks. All dollar amounts are presented in thousands, except share and per share amounts.

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

The special events portion of our business represented 8.8% of our total revenues for the thirty-nine weeks ended October 30, 2016. We believe our special events business is an important sampling and promotional opportunity for our customers because many customers are experiencing Dave & Buster’s for the first time. Accordingly, a considerable emphasis is placed on the special events portion of our business.

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

Interest expense, net — Interest expense, net includes the cost of our debt obligations including the amortization of loan fees, net of any interest income earned or interest expense capitalized and the change in the fair value of the interest rate cap.

Loss on debt retirement — Loss on debt retirement consists of the write-off of unamortized loan costs and other fees associated with the refinancing of our debt during the second quarter of fiscal 2015.

Provision for income taxes — Provision for income taxes represents current and deferred income taxes in federal, state, and foreign jurisdictions.

Liquidity and Cash Flows

The primary source of cash flow is from our operating activities and availability under the revolving credit facility.

Store-Level Variability, Quarterly Fluctuations, Seasonality and Inflation

We have historically operated stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs.

Our new locations typically open with sales volumes in excess of their expected long term run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store sales volumes in year two to be 10% to 20% lower than our year one targets, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store, the number and timing of new store openings will result in significant fluctuations in quarterly results.

In the first year of operation new store operating margins (excluding preopening expenses) typically benefit from honeymoon sales leverage on occupancy, management labor and other fixed costs. This benefit is partially offset by normal inefficiencies in hourly labor and other costs associated with establishing a new location. In year two operating margins generally decline due to the loss of honeymoon sales leverage on fixed costs which is partially offset by improvements in store operating efficiency. Furthermore, rents in our new stores are typically higher than our comparable store base.

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

Thirteen Weeks Ended October 30, 2016 Compared to Thirteen Weeks Ended November 1, 2015

Results of operations — The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks Ended October 30, 2016		Thirteen Weeks Ended November 1, 2015
Food and beverage revenues	$101,343	44.3%	$89,826	46.6%
Amusement and other revenues	127,316	55.7	102,927	53.4

Total revenues	228,659	100.0	192,753	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	26,560	26.2	23,575	26.2
Cost of amusement and other (as a percentage of amusement and other revenues)	15,581	12.2	12,842	12.5

Total cost of products	42,141	18.4	36,417	18.9
Operating payroll and benefits	55,034	24.1	48,048	24.9
Other store operating expenses	71,888	31.4	63,762	33.1
General and administrative expenses	13,506	5.9	12,640	6.6
Depreciation and amortization expense	22,864	10.0	20,032	10.4
Pre-opening costs	4,553	2.0	2,395	1.2

Total operating costs	209,986	91.8	183,294	95.1

Operating income	18,673	8.2	9,459	4.9
Interest expense, net	1,578	0.7	2,184	1.1

Income before provision for income taxes	17,095	7.5	7,275	3.8
Provision for income taxes	6,340	2.8	2,721	1.4

Net income	$10,755	4.7%	$4,554	2.4%

Change in comparable store sales (1)		5.9%		8.8%
Company owned stores open at end of period		88		77
Comparable stores open at end of period (1)		66		59

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended October 30, 2016	Thirteen Weeks Ended November 1, 2015
Net income	$10,755	$4,554
Interest expense, net	1,578	2,184
Provision for income tax	6,340	2,721
Depreciation and amortization expense	22,864	20,032

EBITDA	41,537	29,491
Loss on asset disposal (1)	514	296
Share-based compensation (2)	1,668	969
Pre-opening costs (3)	4,553	2,395
Change in deferred amusement revenue and ticket liability (4)	586	414
Transaction and other costs (5)	(5)	933

Adjusted EBITDA	$48,853	$34,498

Adjusted EBITDA Margin	21.4%	17.9%

(1)	Represents the net book value of assets (less proceeds received) disposed of during the year. Primarily relates to assets replaced in the ongoing operation of business.
(2)	Represents share-based compensation expense under our incentive plans.
(3)	Represents costs incurred prior to the opening of our new stores.
(4)	Represents increases or (decreases) to accrued liabilities established for future amusement games play and the fulfillment of tickets won by customers on our redemption games.
(5)	Primarily represents costs related to currency transaction (gains) or losses, capital market transactions and store closure costs.

Store EBITDA

The following table reconciles EBITDA to Store EBITDA for the periods indicated:

	Thirteen Weeks Ended October 30, 2016	Thirteen Weeks Ended November 1, 2015
EBITDA	$41,537	$29,491
General and administrative expenses	13,506	12,640
Pre-opening costs	4,553	2,395

Store EBITDA	$59,596	$44,526

Store EBITDA Margin	26.1%	23.1%

Capital additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for accrual-based tenant improvement allowances from landlords, which are listed separately in the table.

	Thirteen Weeks Ended October 30, 2016	Thirteen Weeks Ended November 1, 2015
New stores	$49,115	$33,204
Operating initiatives, including remodels	3,258	2,991
Games	348	1,152
Maintenance capital	4,667	4,281

Total capital additions	$57,388	$41,628

Tenant improvement allowances	$6,118	$9,073

Revenues

Total revenues increased $35,906, or 18.6%, to $228,659 in the third quarter of fiscal 2016 compared to total revenues of $192,753 in the third quarter of fiscal 2015. For the thirteen weeks ended October 30, 2016, we derived 29.8% of our total revenue from food sales, 14.5% from beverage sales, 54.9% from amusement sales and 0.8% from other sources. For the thirteen weeks ended November 1, 2015, we derived 31.2% of our total revenue from food sales, 15.4% from beverage sales, 52.7% from amusement sales and 0.7% from other sources.

The increased revenues, in the third quarter of fiscal 2016, were from the following sources:

Comparable stores	$9,836
Non-comparable stores	26,183
Other	(113)

Total	$35,906

Comparable store revenue increased $9,836, or 5.9%, in the third quarter of 2016 compared to the third quarter of 2015. The increase in comparable store revenue over prior year is primarily attributed to growth in amusement sales. Comparable store walk-in revenues, which accounted for 90.1% of consolidated comparable store revenue in the third quarter of 2016, increased $8,603, or 5.7% compared to the third quarter of 2015. Comparable store special events revenues, which accounted for 9.9% of consolidated comparable store revenue in the third quarter of fiscal 2016, increased $1,233 or 7.6% compared to the third quarter of fiscal 2015.

Food sales at comparable stores increased by $423, or 0.8%, to $53,032 in the third quarter of fiscal 2016 from $52,609 in the third quarter of fiscal 2015. Beverage sales at comparable stores increased by $142, or 0.6%, to $25,747 in the third quarter of fiscal 2016 from $25,605 in the third quarter of fiscal 2015. The increase in food and beverage sales at comparable stores is attributed, in part, to an overall increase in menu prices and an overall shift to higher-priced items, partially offset by lower customer volumes. Comparable store amusement and other revenues in the third quarter of fiscal 2016 increased by $9,271, or 10.4%, to $98,635 from $89,364 in the third quarter of fiscal 2015, due to an increase in both the number of Power Cards sold and the revenue per Power Card sold. The growth over fiscal 2015 in amusement sales was driven, in part, to the success of our “Summer of Games” promotion that concluded in the third quarter and featured nine new games.

Non-comparable store revenue increased $26,183, or 105.7%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The increase in non-comparable store revenue was primarily driven by 140 additional operating store weeks contributed by our twenty-two non-comparable stores, partially offset by eight fewer operating store weeks due to the closure and relocation of our Williamsville (Buffalo), New York location on September 27, 2015.

Cost of products

The total cost of products was $42,141 for the third quarter of fiscal 2016 and $36,417 for the third quarter of fiscal 2015. The total cost of products as a percentage of total revenues was 18.4% and 18.9% for the third quarter of fiscal 2016 and third quarter of fiscal 2015, respectively.

Cost of food and beverage products increased to $26,560 in the third quarter of fiscal 2016 compared to $23,575 in the third quarter of fiscal 2015 due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, remained unchanged at 26.2% for the third quarter of both fiscal 2016 and fiscal 2015. We experienced a decrease in the cost of food due to lower cost of commodities in our meat, seafood and poultry categories, which was offset by an increase in the cost of beverage.

Cost of amusement and other increased to $15,581 in the third quarter of fiscal 2016 compared to $12,842 in the third quarter of fiscal 2015. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 30 basis points to 12.2% for the third quarter of fiscal 2016 from 12.5% for the third quarter of fiscal 2015, primarily due to favorable experience in our ticket redemption patterns.

Operating payroll and benefits

For the thirteen weeks ended October 30, 2016, hourly wages represented 54.9% of operating payroll and benefits costs, 26.5% was related to management labor and 18.6% represented expenses for payroll taxes, benefits and store-level incentive compensation. Total operating payroll and benefits increased by $6,986, or 14.5%, to $55,034 in the third quarter of fiscal 2016 compared to $48,048 in the third quarter of fiscal 2015. This increase was primarily due to labor associated with the 132 net additional operating store weeks of our twenty-two non-comparable stores and was partially offset by decreased store-level incentive compensation. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 80 basis points to 24.1% for the third quarter of fiscal 2016 from 24.9% in the third quarter of fiscal 2015 driven primarily by favorable leverage on sales, partially offset by hourly wage rate increases of 5.3% and normal labor inefficiencies associated with our non-comparable store base.

Other store operating expenses

Other store operating expenses increased by $8,126, or 12.7%, to $71,888, in the third quarter of fiscal 2016 compared to $63,762 in the third quarter of fiscal 2015, primarily due to new store openings and higher costs of marketing due to increases in the underlying price of the media and strategic shifts in media purchasing. Other store operating expenses as a percentage of total revenues decreased 170 basis points to 31.4% in the third quarter of fiscal 2016 compared to 33.1% for the same period of fiscal 2015. The favorable basis point reduction was due primarily to favorable leverage of utilities, repairs and occupancy expense on increased revenue partially offset by increased credit card chargebacks.

General and administrative expenses

General and administrative expenses increased by $866, or 6.9%, to $13,506 in the third quarter of fiscal 2016 compared to $12,640 in the third quarter of fiscal 2015. The increase was driven primarily by increased incentive compensation costs at our corporate headquarters and incremental share-based compensation costs related to our 2015 and 2016 grants of stock options and restricted stock units partially offset by the absence of costs associated with fiscal 2015 capital market transactions. General and administrative expenses, as a percentage of total revenues, decreased 70 basis points to 5.9% in the third quarter of fiscal 2016 compared to 6.6% in the same period of fiscal 2015, as a result of favorable leverage on increased sales.

Depreciation and amortization expense

Depreciation and amortization expense increased by $2,832, or 14.1%, to $22,864 in the third quarter of fiscal 2016 compared to $20,032 in the third quarter of fiscal 2015. Increased depreciation due to our 2015 and 2016 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $2,158 to $4,553 in the third quarter of fiscal 2016 compared to $2,395 in the third quarter of fiscal 2015 due to the number and timing of new store openings.

Interest expense, net

Interest expense, net decreased by $606 to $1,578 in the third quarter of fiscal 2016 compared to $2,184 in the third quarter of fiscal 2015 due primarily to a reduction in outstanding debt. The average outstanding debt balance was approximately $75,000 lower during the thirteen-week period ended October 30, 2016 compared to the thirteen week period ended November 1, 2015. The stated weighted average interest rate on the Credit Facility also decreased from 2.20% at November 1, 2015 to 2.02% at October 30, 2016. Additionally, interest expense, net in the third quarter of fiscal 2015 included $116 related to the change in the fair value of our interest rate cap.

Provision for income taxes

The effective income tax rate decreased to 37.1% for the third quarter of fiscal 2016 compared to 37.4% in the third quarter of fiscal 2015. The decrease in our effective tax rate is primarily due to the impact of state taxes.

Thirty-nine Weeks Ended October 30, 2016 Compared to Thirty-nine Weeks Ended November 1, 2015

Results of operations — The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the unaudited accompanying consolidated statements of comprehensive income.

	Thirty-nine Weeks Ended October 30, 2016		Thirty-nine Weeks Ended November 1, 2015
Food and beverage revenues	$326,139	44.4%	$292,604	46.2%
Amusement and other revenues	408,837	55.6	340,163	53.8

Total revenues	734,976	100.0	632,767	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	83,772	25.7	76,235	26.1
Cost of amusement and other (as a percentage of amusement and other revenues)	48,628	11.9	43,682	12.8

Total cost of products	132,400	18.0	119,917	19.0
Operating payroll and benefits	166,614	22.7	147,121	23.3
Other store operating expenses	214,487	29.1	188,769	29.7
General and administrative expenses	40,131	5.5	38,985	6.2
Depreciation and amortization expense	65,108	8.9	58,247	9.2
Pre-opening costs	10,390	1.4	7,754	1.2

Total operating costs	629,130	85.6	560,793	88.6

Operating income	105,846	14.4	71,974	11.4
Interest expense, net	5,573	0.8	9,057	1.4
Loss on debt retirement	—	—	6,822	1.1

Income before provision for income taxes	100,273	13.6	56,095	8.9
Provision for income taxes	36,845	5.0	19,426	3.1

Net income	$63,428	8.6%	$36,669	5.8%

Change in comparable store sales (1)		3.4%		10.0%
Company owned stores open at end of period		88		77
Comparable stores open at end of period (1)		66		59

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Thirty-nine Weeks Ended October 30, 2016	Thirty-nine Weeks Ended November 1, 2015
Net income	$63,428	$36,669
Interest expense, net	5,573	9,057
Loss on debt retirement	—	6,822
Provision for income tax	36,845	19,426
Depreciation and amortization expense	65,108	58,247

EBITDA	170,954	130,221
Loss on asset disposal (1)	987	1,165
Share-based compensation (2)	4,665	2,590
Pre-opening costs (3)	10,390	7,754
Change in deferred amusement revenue and ticket liability (4)	5,490	5,131
Transaction and other costs (5)	68	2,219

Adjusted EBITDA	$192,554	$149,080

Adjusted EBITDA Margin	26.2%	23.6%

(1)	Represents the net book value of assets (less proceeds received) disposed of during the year. Primarily relates to assets replaced in the ongoing operation of business.
(2)	Represents share-based compensation expense under our incentive plans.
(3)	Represents costs incurred prior to the opening of our new stores.
(4)	Represents increases or (decreases) to accrued liabilities established for future amusement games play and the fulfillment of tickets won by customers on our redemption games.
(5)	Primarily represents costs related to currency transaction (gains) or losses, capital market transactions and store closure costs.

Store EBITDA

The following table reconciles EBITDA to Store EBITDA for the periods indicated:

	Thirty-nine Weeks Ended October 30, 2016	Thirty-nine Weeks Ended November 1, 2015
EBITDA	$170,954	$130,221
General and administrative expenses	40,131	38,985
Pre-opening costs	10,390	7,754

Store EBITDA	$221,475	$176,960

Store EBITDA Margin	30.1%	28.0%

Capital additions

The following table represents total accrual-based additions to property and equipment. Capital additions do not include any reductions for accrual-based tenant improvement allowances from landlords, which are listed separately in the table.

	Thirty-nine Weeks Ended October 30, 2016	Thirty-nine Weeks Ended November 1, 2015
New stores	$106,134	$85,418
Operating initiatives, including remodels	17,890	21,785
Games	15,180	9,624
Maintenance capital	11,058	8,491

Total capital additions	$150,262	$125,318

Tenant improvement allowances	$16,779	$21,845

Revenues

Total revenues increased $102,209, or 16.2%, to $734,976 in the thirty-nine weeks ended October 30, 2016 compared to total revenues of $632,767 in the thirty-nine weeks ended November 1, 2015. For the thirty-nine weeks ended October 30, 2016, we derived 30.2% of our total revenue from food sales, 14.2% from beverage sales, 54.8% from amusement sales and 0.8% from other sources. For the thirty-nine weeks ended November 1, 2015, we derived 31.3% of our total revenue from food sales, 14.9% from beverage sales, 53.0% from amusement sales and 0.8% from other sources.

The increased revenues were derived from the following sources:

Comparable stores	$19,168
Non-comparable stores	81,994
Other	1,047

Total	$102,209

Comparable store revenue increased $19,168, or 3.4%, in the thirty-nine weeks ended October 30, 2016 compared to the thirty-nine weeks ended November 1, 2015. The increase in comparable store revenue over prior year is primarily attributed to growth in amusement sales. Comparable store walk-in revenues, which accounted for 90.6% of consolidated comparable store revenue in the thirty-nine weeks ended October 30, 2016, increased $17,685, or 3.4%, compared to the thirty-nine weeks ended November 1, 2015. Comparable store special events revenues, which accounted for 9.4% of consolidated comparable store revenue in the thirty-nine weeks ended October 30, 2016, increased $1,483, or 2.7%, compared to the thirty-nine weeks ended November 1, 2015.

Food sales at comparable stores decreased by $530, or 0.3%, to $177,364 in the thirty-nine weeks ended October 30, 2016 from $177,894 in the thirty-nine weeks ended November 1, 2015. Beverage sales at comparable stores decreased by $89, or 0.1%, to $83,285 in the thirty-nine weeks ended October 30, 2016 from $83,374 in the thirty-nine weeks ended November 1, 2015. The decrease in food and beverage sales at comparable stores is attributed to lower customer volumes offset primarily by an overall increase in menu prices. Comparable store amusement and other revenues in the thirty-nine weeks ended October 30, 2016 increased by $19,787, or 6.4%, to $327,338 from $307,551 in the thirty-nine weeks ended November 1, 2015, due to an increase in both the number of Power Cards sold and the revenue per Power Card sold. The growth over fiscal 2015 in amusement sales was driven by national advertising, which highlighted our new games offerings, and the return of our “Everyone’s a Winner” promotion and “Summer of Games” campaign, which featured nine new games.

Non-comparable store revenue increased $81,994, or 122.9%, in the thirty-nine weeks ended 2016 compared to the same period of fiscal 2015. The increase in non-comparable store revenue was primarily driven by 415 additional operating store weeks contributed by our twenty-two non-comparable stores, partially offset by 35 fewer operating store weeks, primarily attributable to the closure and relocation of our Williamsville (Buffalo), New York location on September 27, 2015.

Cost of products

The total cost of products was $132,400 for the thirty-nine week period ended October 30, 2016 and $119,917 for the thirty-nine week period ended November 1, 2015. The total cost of products as a percentage of total revenues was 18.0% and 19.0% for the thirty-nine week period ended October 30, 2016 and the thirty-nine week period ended November 1, 2015, respectively.

Cost of food and beverage products increased to $83,772 in the thirty-nine week period ended October 30, 2016 compared to $76,235 in the thirty-nine week period ended November 1, 2015 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased 40 basis points to 25.7% for the thirty-nine week period ended October 30, 2016 from 26.1% for the thirty-nine weeks ended November 1, 2015. The decrease in the cost of food and beverage as a percentage of revenues is primarily due to lower cost of commodities in our meat, seafood and poultry categories.

Cost of amusement and other increased to $48,628 in the thirty-nine week period ended October 30, 2016 compared to $43,682 in the thirty-nine week period ended November 1, 2015. The costs of amusement and other, as a percentage of amusement and other revenues decreased 90 basis points to 11.9% for the thirty-nine weeks ended October 30, 2016 from 12.8% for the thirty-nine weeks ended November 1, 2015. This decrease was due, in part, to reduced paper ticket costs for our redemption games resulting from our “e-ticket” initiative, which was implemented during the first half of fiscal 2015 and favorable experience in our ticket redemption patterns.

Operating payroll and benefits

For the thirty-nine weeks ended October 30, 2016, hourly wages comprised 55.6% of operating payroll and benefits costs, 25.9% was related to management labor and 18.5% represented expenses for payroll taxes, benefits and store-level incentive compensation. Total operating payroll and benefits increased by $19,493, or 13.2%, to $166,614 in the thirty-nine week period ended October 30, 2016 compared to $147,121 in the thirty-nine week period ended November 1, 2015, primarily due to labor associated with 380 net additional operating store weeks of our non-comparable stores and was partially offset by decreased store-level incentive compensation of approximately $1,900. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 60 basis points to 22.7% for the thirty-nine week period ended October 30, 2016 from 23.3% in the thirty-nine weeks ended November 1, 2015. This decrease was due, in part, to store-level incentive compensation and payroll related benefits which decreased approximately 70 basis points, partially offset by hourly wage rate increases of 4.6% and normal labor inefficiencies associated with our non-comparable store base.

Other store operating expenses

Other store operating expenses increased by $25,718, or 13.6%, to $214,487, in the thirty-nine week period ended October 30, 2016 compared to $188,769 in the thirty-nine week period ended November 1, 2015, primarily due to new store openings and higher costs of marketing due to increases in the underlying price of the media and strategic shifts in media purchasing. Other store operating expenses as a percentage of total revenues decreased 60 basis points to 29.1% in the thirty-nine week period ended October 30, 2016 compared to 29.7% for the same period of fiscal 2015, due primarily to favorable leverage of utilities, repairs and marketing expenses on increased revenue partially offset by increased credit card chargebacks.

General and administrative expenses

General and administrative expenses increased by $1,146, or 2.9%, to $40,131 in the thirty-nine week period ended October 30, 2016 compared to $38,985 in the thirty-nine week period ended November 1, 2015. The increase in general and administrative expenses was primarily driven by increased labor costs at our corporate headquarters and incremental share-based compensation costs related to our 2015 and 2016 grants of stock options and restricted stock units. These costs were partially offset by reduced incentive compensation costs at our corporate headquarters and the absence of costs associated with fiscal 2015 capital market transactions. General and administrative expenses, as a percentage of total revenues, decreased 70 basis points to 5.5% in the thirty-nine weeks ended October 30, 2016 compared to 6.2% in the same period of fiscal 2015, as a result of favorable leverage on increased sales.

Depreciation and amortization expense

Depreciation and amortization expense increased by $6,861, or 11.8%, to $65,108 in the thirty-nine week period ended October 30, 2016 compared to $58,247 in the thirty-nine week period ended November 1, 2015. Increased depreciation due to our 2015 and 2016 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $2,636 to $10,390 in the thirty-nine week period ended October 30, 2016 compared to $7,754 in the thirty-nine week period ended November 1, 2015 due to the number and timing of new store openings and was partially offset by the absence of pre-opening rent related to our two stores that opened in the second quarter of fiscal 2016, which we own instead of lease the underlying property.

Interest expense, net

Interest expense, net decreased by $3,484 to $5,573 in the thirty-nine week period ended October 30, 2016 compared to $9,057 in the thirty-nine week period ended November 1, 2015 due primarily to the May 2015 refinancing, described in “Liquidity and Capital Resources”, which resulted in a significantly lower effective interest rate. The average outstanding debt balance was also approximately $90,000 lower during the thirty-nine week period ended October 30, 2016 compared to the thirty-nine week period ended November 1, 2015. This decrease was offset by interest income of $493 in the thirty-nine weeks ended November 1, 2015, related to the gain on the collection of a note receivable. Additionally, for the thirty-nine week period ended October 30, 2016, interest expense related to the change in the fair value of our interest rate cap increased $241 compared to the thirty-nine week period ended November 1, 2015.

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

Provision for income taxes

The effective income tax rate increased to 36.7% for the thirty-nine weeks ended October 30, 2016 compared to 34.6% in the thirty-nine weeks ended November 1, 2015. The increase in our effective tax rate is primarily due to the impact of state taxes and reduced leverage of FICA Tip Credits as a result of higher pre-tax income.

Liquidity and Capital Resources

We finance our activities through cash flow from operations and availability under our Credit Facility. As of October 30, 2016, we had cash and cash equivalents of $14,724, net working capital deficit of $124,731 and outstanding debt obligations of $278,625. We also had $206,984 in borrowing availability under our Credit Facility.

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

As of October 30, 2016, we expect our short-term liquidity requirements to include (a) approximately $135,000 to $145.000 of capital additions (net of tenant improvement allowances and other payments from landlords), (b) scheduled debt service payments under our Credit Facility of $13,135 including interest payments of $5,635 (c) lease obligation payments of $83,957 and (d) estimated cash income tax payments of approximately $47,000.

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

Effective June 7, 2016, our Board of Directors approved the terms of a share repurchase program, under which the Company is authorized to repurchase up to $100,000 of its common shares through the end of fiscal 2018. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. Purchases will be made at times and prices considered appropriate by management, subject to any applicable blackout periods. This authority will primarily be used to offset dilution caused by the issuance and exercise of stock options and other equity compensation. This program will not impact our ability to execute our development plan or allocate capital for other corporate purposes such as remodeling, new games and maintenance. The share repurchase program may also be modified, suspended or discontinued at any time. During fiscal 2016, we have repurchased 170,615 shares at a total cost of $7,364 under this program.

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

As of October 30, 2016, we had letters of credit outstanding of $5,016 and $206,984 of borrowing available under our Credit Facility.

The interest rates per annum applicable to loans, other than swingline loans, under our Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.5% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on the Credit Facility at October 30, 2016 was 2.02%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.52%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate Credit Facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. We have not designated the interest rate cap as a hedge for accounting purposes. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $88 at October 30, 2016, is included in “Other assets and deferred charges” in the Consolidated Balance Sheets and was valued using an analysis based on market observable inputs. The fair value of the Company’s interest rate cap represents the amount the Company would receive to terminate the contract. For the thirteen and thirty-nine weeks ending October 30, 2016, interest (income) expense includes $(2) and $357, respectively, related to the change in the fair value of the interest rate cap.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirty-nine Weeks Ended October 30, 2016	Thirty-nine Weeks Ended November 1, 2015
Net cash provided by (used in):
Operating activities	$174,550	$121,589
Investing activities	(130,453)	(117,523)
Financing activities	(54,868)	(55,613)

Net cash provided by operating activities was $174,550 for the thirty-nine weeks ended October 30, 2016 compared to $121,589 for the thirty-nine weeks ended November 1, 2015. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales, increased comparable store sales and improved operating margins.

Net cash used in investing activities was $130,453 for the thirty-nine weeks ended October 30, 2016 compared to $117,523 for the thirty-nine weeks ended November 1, 2015. Capital expenditures increased $12,401 to $131,284 (excluding the increase in fixed asset accrued liabilities of $18,978) in the thirty-nine weeks of fiscal 2016 from $118,883 in the thirty-nine weeks of fiscal 2015. During the thirty-nine weeks of fiscal 2016, the Company spent $88,039 ($71,260 net of tenant improvement allowances from landlords) for new store construction, $17,131 related to a major remodel project on six existing stores, several smaller scale remodel projects and operating improvement initiatives, $15,048 for game refreshment and $11,066 for maintenance capital.

Net cash used in financing activities was $54,868 for the thirty-nine weeks ended October 30, 2016 compared to $55,613 for the thirty-nine weeks ended November 1, 2015. Net repayments of debt of $59,625 and $74,875 in the thirty-nine week period ended October 30, 2016 and November 1, 2015, respectively, were partially offset by proceeds from stock option exercises and excess income tax benefits related to stock compensation plans of approximately $12,044 and $21,469 in the thirty-nine weeks ended October 30, 2016 and November 1, 2015, respectively. Additionally, cash used in financing activities for the thirty-nine weeks ended October 30, 2016, includes repurchases of common stock of $7,364.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $195,000 to $200,000 ($148,000 to $153,000 net of tenant improvement allowances and other landlord payments) in capital additions during fiscal 2016. The fiscal 2016 additions are expected to include approximately $158,000 to $163,000 ($111,000 to $116,000 net of tenant improvement allowances and other landlord payments) for new store construction and operating improvement initiatives, including six store remodels, $19,000 for game refreshment and $18,000 in maintenance capital. A portion of the fiscal 2016 new store spend is related to stores that will be under construction in 2016 but will not be open until 2017.

Contractual Obligations and Commercial Commitments

The following tables set forth the contractual obligations and commercial commitments as of October 30, 2016:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Credit Facility (1)	$278,625	7,500	15,000	256,125	$—
Interest requirements (2)	19,318	5,635	10,908	2,775	—
Operating leases (3)	1,041,292	83,957	160,056	138,469	658,810

Total	$1,339,235	$97,092	$185,964	$397,369	$658,810

(1)	The Credit Facility includes a $150,000 term loan facility and $350,000 revolving credit facility, a letter of credit sub-facility, and a swingline sub-facility. As of October 30, 2016, we had borrowings of $138,000 under the revolving credit facility, borrowings of $140,625 under the term facility and $5,016 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect at October 30, 2016.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above.

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

Commodity Price Risk

We are exposed to market price fluctuation in food and beverage product prices. Given the historical volatility of certain of our food product prices, including proteins, seafood, produce, dairy products, and cooking oil, these fluctuations can materially impact our food costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. In a rapidly-fluctuating commodities market, it may prove difficult for us to adjust our menu prices to respond to any price fluctuations. Therefore, to the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. At this time, we do not use financial instruments to hedge our commodity risk.

Interest Rate Risk

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. Borrowings pursuant to our Credit Facility bear interest at floating rate based on LIBOR, plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense, which will, in turn increase or decrease our net income and cash flow. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate Credit Facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. As of October 30, 2016, one-month LIBOR was 0.53%. Assuming no change in the balance of the revolving portion of the credit facility, we estimate that a hypothetical 25 basis point increase in one-month LIBOR would increase our annualized interest expense in the next year by approximately $715.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our stores is subject to inflationary increases in the costs of labor and material.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state or city minimum wage and increases in the minimum wage will increase our labor costs. As of January 1, 2016, the State of California (where ten of our stores are located) raised the state minimum hourly wage from $9.00 per hour to $10.00 per hour, with an additional $0.50 increase scheduled for January 1, 2017. The State of New York (where nine of our stores are located) raised the state minimum tipped wage from $5.00 per hour to $7.50 per hour as of January 1, 2016. Additionally, several other states in which we operate have enacted legislation to increase minimum tipped wage rates by various amounts in the current year as well as in future years.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our third quarter ended October 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report as filed on Form 10-K on March 29, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding repurchase of our common stock during the thirteen weeks ended October 30, 2016:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (in thousands) (2)
August 1, 2016 - August 28, 2016	27,098	$44.03	27,098	$96,976
August 29, 2016 - October 2, 2016	50,061	$42.85	50,061	$94,831
October 3, 2016 - October 30, 2016	55,062	$39.85	55,062	$92,636

(1)	Monthly information is presented by reference to our fiscal periods during the thirteen weeks ended October 30, 2016.
(2)	Effective June 7, 2016, our Board of Directors approved a share repurchase program authorizing up to $100,000 in share repurchases through February 3, 2019, the end of our 2018 fiscal year. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. The share repurchase program may be modified, suspended or discontinued at any time.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of Stephen M. King, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Stephen M. King, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: December 6, 2016	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: December 6, 2016	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer