Form 10-K
period 2017-01-29
Dave & Buster's Entertainment, Inc.
filed 2017-03-28
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED January 29, 2017

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2016, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $1,732,438,400.

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of March 22, 2017, was 41,986,487 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates certain information by reference from the registrant’s definitive proxy statement for its 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended January 29, 2017.

DAVE & BUSTER’S ENTERTAINMENT, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JANUARY 29, 2017

PART I

ITEM 1.	BUSINESS

Our Company & History

References to the “Company,” “we”, “us”, “our” and “Dave & Buster’s” in this Annual Report on Form 10-K (the “Report”) are references to Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) and its subsidiaries. D&B Entertainment was initially owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”). In October 2014, we completed our initial public offering (“IPO”). As of January 29, 2017, the Oak Hill Funds no longer owned any of our outstanding stock.

The Company, headquartered in Dallas, Texas, is a leading owner and operator of high-volume entertainment and dining venues (“stores”) under the name “Dave & Buster’s”. The core of our concept is to offer our customers the opportunity to “Eat Drink Play and Watch” all in one location. Eat and Drink is offered through a full menu of “Fun American New Gourmet” entrées and appetizers and a full selection of non-alcoholic and alcoholic beverages. Our Play and Watch offerings provide an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. Our customer mix skews moderately to males, primarily between the ages of 21 and 39, and we believe we also serve as an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2016, 2015, 2014, 2013, and 2012, which ended on January 29, 2017, January 31, 2016, February 1, 2015, February 2, 2014, and February 3, 2013, respectively, each contained 52 weeks except fiscal 2012, which contained 53 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

We opened our first store in Dallas, Texas in 1982 and since then we have expanded our portfolio nationally to 92 stores located in 33 states and one Canadian province as of January 29, 2017. We opened eleven new stores during fiscal 2016 and anticipate opening eleven to twelve additional stores in fiscal 2017.

Eat Drink Play and Watch - All Under One Roof

When our founders opened our first location, they sought to create a brand with a fun, upbeat atmosphere providing interactive entertainment options for adults and families, while serving high-quality food and beverages. Since then we have followed the same principle for each new store and in doing so we believe we have developed a distinctive brand based on our customer value proposition: “Eat Drink Play and Watch.” The interaction between playing games, watching sports, dining and enjoying our full-service bar areas is the defining feature of the Dave & Buster’s customer experience, and the layout of each store is designed to promote crossover between these activities. We believe this combination creates an experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. Our locations are also designed to accommodate private parties, business functions and other corporate-sponsored events.

Eat

We seek to distinguish our food menu from other casual dining concepts with our strategy of offering “Fun American New Gourmet” entrées and appetizers. Our “Fun American New Gourmet” menu is intended to appeal to a broad spectrum of customers and includes classic “American” offerings with a fun twist. We believe we offer high-quality meals, including gourmet pastas, choice-grade steaks, premium sandwiches, decadent desserts and health-conscious entrée options that compare favorably to those of other higher-end casual dining operators. We believe our broad menu offers something for everyone and captures full meal, snacking and sports-viewing occasions. We plan to introduce new menu items three times per year that we believe reinforce the fun of the Dave & Buster’s brand. Our food revenues, which include non-alcoholic beverages, accounted for 67.6% of our food and beverage revenues and 30.4% of our total revenues during fiscal 2016.

Drink

Each of our locations also offers full bar service, including a variety of beers, signature cocktails, and premium spirits. We continually strive to innovate our beverage offerings, adding new beverages three times per year, including the introduction of fun beverage platforms such as our Luxe Patron LITs, Smashtails and Glow Kones. Beverage service is typically available throughout the entire store, allowing for multiple sales opportunities. We believe that our high margin beverage offering is complementary to each of the Eat, Play and Watch aspects of our brand. Our alcoholic beverage revenues accounted for 32.4% of our total food and beverage revenues and 14.6% of our total revenues during fiscal 2016.

Play

The games in our Midway are a key aspect of the Dave & Buster’s entertainment experience, which we believe is the core differentiating feature of our brand. The Midway in each of our stores is an area where we offer a wide array of amusement and entertainment options, typically with over 150 redemption and simulation games. Most of our games are activated by game play credits on magnetic stripe cards or RFID devices (collectively, “Power Cards”). A customer purchases the game play credits or “chips” at an automated kiosk or from an employee. Our amusement and other revenues accounted for 55.0% of our total revenues during fiscal 2016. Redemption games, which represented 79.5% of our amusement and other revenues in fiscal 2016, offer our customers the opportunity to win tickets that are redeemable at a retail-style space in our stores that we have branded WIN!, with prizes ranging from branded novelty items to high-end electronics. We believe this “opportunity to win” creates a fun and highly energized social experience that is an important aspect of the Dave & Buster’s in-store experience and cannot be easily replicated at home. Our video and simulation games, many of which can be played by multiple customers simultaneously and include some of the latest high-tech games commercially available, represented 17.2% of our amusement and other revenues in fiscal 2016. Other traditional amusements represented the remainder of our amusement and other revenues in fiscal 2016.

Watch

Sports-viewing is another key component of the entertainment experience at Dave & Buster’s. All of our stores have multiple large screen televisions and high quality audio systems providing customers with a venue for watching live sports and other televised events. Our “D&B Sports” areas provide an immersive viewing environment that provides customers with an average of 40 televisions, including 100+ inch high definition televisions, to watch televised events and enjoy our full bar and extensive food menu. We believe that we have created an attractive and comfortable environment that includes a differentiated and interactive viewing experience that offers a new reason for customers to visit Dave & Buster’s. Through continued development of the D&B Sports concept in new stores and additional renovations of existing stores, our goal is to build awareness of D&B Sports as “the best place to watch sports” and the “only place to watch the games and play the games.”

Our Company’s Core Strengths

We believe we benefit from the following strengths:

Strong, distinctive brand with broad customer appeal. We believe that the multi-faceted customer experience of “Eat Drink Play and Watch” at Dave & Buster’s, supported by our national marketing, has helped us create a widely recognized brand with no direct national competitor that combines all four elements in the same way. In markets where we have stores, over 90% of casual dining customers stated that they are aware of our brand as a dining and entertainment venue. Our customer research shows that our brand appeals to a relatively balanced mix of male and female adults, which is moderately skewed to males, primarily between the ages of 21 and 39, as well as families and teenagers. Based on customer survey results, we also believe that the average annual household income of our customers is in excess of $75, which we believe represents an attractive demographic.

Multi-faceted customer experience highlights our value proposition. We believe that our combination of interactive games, attractive television viewing areas, high-quality dining and full-service beverage offerings, delivered in a highly-energized atmosphere, provides a multi-faceted customer experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. We aim to offer our customers a value proposition comparable or superior to many of the separately available dining and entertainment options. We are continuously working with game manufacturers and food providers to create new games and food items at compelling price points to retain and generate customer traffic and improve the customer experience. Our value proposition is enhanced by what we consider to be innovative marketing initiatives, including our Eat & Play Combo (a promotion that provides a discounted Power Card in combination with select entrées), Super Charge Power Card offerings (when purchasing or adding value to a Power Card, the customer is given the opportunity to add more chips to the Power Card at a lower cost per chip amount), Half-Price Game Play (every Wednesday, from open to close, we reduce the price of every game in the Midway by one-half), Everyone’s a Winner (a limited-time offer providing a prize to every customer that purchases or adds value to a Power Card in the amount of ten dollars or more) and free game play promotions to feature the introduction of our new games. We believe these initiatives have helped increase customer visits and encourage customers to participate more fully across our broad range of food, beverage and entertainment offerings.

Vibrant, contemporary store design that integrates entertainment and dining. We believe we continue to benefit from enhancements to the Dave & Buster’s brand through our store design and D&B Sports initiatives, which began in fiscal 2011. Our current store design provides a contemporary, engaging atmosphere for our customers that includes clearly differentiated spaces, which are typically sub-branded as Eat at Buster’s, Gamebar, Dave’s Arcade, WIN! and D&B Sports, designed to convey each component of our customer value proposition: “Eat Drink Play and Watch.” Our store designs include a modern approach to the finishes and layout of the store, which we believe encourages participation across each of the store’s elements. The oversized graphics and images throughout the store are intended to communicate our brand personality by being fun, contemporary and larger-than-life. The dining room décor includes booth and table seating and colorful artwork, often featuring local landmarks. Our WIN! area provides a retail-like environment where customers can redeem their tickets for prizes. All of our new locations opened since the beginning of fiscal 2011 incorporate our new store design. We believe the introduction and continued expansion of our D&B Sports concept, currently incorporated in approximately 80% of our store base, provides an attractive opportunity to market our broader platform to new and existing customers through a year-round calendar of programming and promotions tied to popular sporting events and sport-related activities. The large television screens, comfortable seating, a full menu of food and beverages and artwork often featuring images of local sports teams and sports icons help create what we believe to be an exciting environment for watching sports programming. We have strategically invested over $87,000 since the beginning of fiscal 2011 to introduce D&B Sports and modernize the exteriors, front lobbies, bars, dining areas and the WIN! area of select locations. During fiscal 2016, we completed the remodel of six stores and added D&B Sports branding to an additional three stores. As of the end of fiscal 2016, approximately 85% of our stores are either new or were remodeled to incorporate our new store design.

History of margin improvement. We have a proven track record of identifying operational efficiencies and implementing cost saving initiatives and have increased our net income by $98,090 and our Adjusted EBITDA Margins (defined in “Non-GAAP Financial Measures”) by approximately 970 basis points from fiscal 2010 to fiscal 2016. We expect our continued focus on operating performance at individual locations and leveraging general and administrative expense and advertising expense will continue to positively impact operating margins, although there is no guarantee that this will occur.

Store model generates favorable store economics and strong returns. We believe our store model offering entertainment, food and beverages provides certain benefits in comparison to traditional restaurant concepts, as reflected by our average annual comparable store revenues of $12,000 and average Store Operating Income Before Depreciation and Amortization Margins (defined in “Non-GAAP Financial Measures”) of 32.5% for comparable stores in fiscal 2016. Our entertainment offerings have low variable costs and produced gross margins of 88.2% for fiscal 2016. With approximately 55.0% of our revenues from entertainment, we have less exposure than traditional restaurant concepts to food costs, which represented only 8.0% of our total revenues in fiscal 2016. Our business model generates strong cash flow that we can use to execute our growth strategy. We believe the combination of our Store Operating Income Before Depreciation and Amortization Margins, our refined new store formats and the fact that our stores typically open with high volumes that drive margins in year one will help us achieve our targeted average year one cash-on-cash returns in excess of 35% and five-year average cash-on-cash returns in excess of 25% for both our large format and small format store openings, however there is no guarantee such results will occur with future store openings. The 37 stores that we have opened since the beginning of 2008 (that have been open for more than 12 months as of January 29, 2017) have generated average year one cash-on-cash returns of 47.2%. The 29 stores that opened subsequent to fiscal 2010 have generated average year one cash-on-cash returns of 51.9%. We define and calculate cash-on-cash returns for an individual store as (a) Store Operating Income Before Depreciation and Amortization, excluding pre-opening expenses, national marketing expense allocation, non-cash charges related to asset disposals, currency transactions and changes in non-cash deferred amusement revenue and ticket liability, divided by (b) our net development costs. Net development costs include equipment, building, leaseholds and site costs, net of tenant improvement allowances and other landlord payments, excluding pre-opening costs and capitalized interest.

Commitment to customer satisfaction. We aim to enhance our combination of food, beverage and entertainment offerings through our service philosophy of providing a high quality and consistent customer experience through dedicated training and development of our team members and a corporate culture that encourages employee engagement. As a result, we have experienced significant improvement in our Guest Satisfaction Survey results since we began the surveys in 2007. In 2016, 82.9% of respondents to our Guest Satisfaction Survey rated us “Top Box” (score of 5 out of a possible 5) in “Overall Experience” and 84.5% of respondents rated us “Top Box” in “Intent to Recommend.” By comparison, in 2007, 44.0% of respondents rated us “Top Box” in “Overall Experience” and 64.8% of respondents rated us “Top Box” in “Intent to Recommend.” We utilize our loyalty program to market directly to members with promotional emails and location-based marketing. Through our loyalty program, we email offers and coupons to members and notify them of new games, food, drinks and local events. In addition, members can earn game play credits based on the dollar amount of qualifying purchases at our stores. We expect that as our loyalty program grows it will be an important method of maintaining customers’ connection with our brand and further drive customer satisfaction.

Experienced management team. We believe we are led by a strong senior management team averaging over 25 years of experience with national brands in all aspects of casual dining and entertainment operations. In 2006, we hired our Chief Executive Officer, Stephen King. From fiscal 2006 to fiscal 2016, under the leadership of Mr. King, net income has grown by $102,372 and Adjusted EBITDA Margins have increased by approximately 1,270 basis points and employee turnover and customer satisfaction metrics have improved significantly. We believe that our management team’s prior experience in the restaurant and entertainment industries combined with its experience at Dave & Buster’s provides us with insights into our customer base and enables us to create the dynamic environment that is core to our brand.

Our Growth Strategies

The operating strategy that underlies the growth of our concept is built on the following key components:

Pursue disciplined new store growth. We will continue to pursue what we believe to be a disciplined new store growth strategy in both new and existing markets where we feel we are capable of achieving consistently high store revenues and Store Operating Income Before Depreciation and Amortization Margins as well as strong cash-on-cash returns. We believe that the Dave & Buster’s brand is currently significantly under-penetrated, as internal studies and third-party research suggests a total store potential in the United States and Canada in excess of 200 stores (including our 92 stores as of the end of fiscal 2016). We believe our new store opportunity is split fairly evenly between large format and small format stores. We opened eleven stores in fiscal 2016. Store openings during the past five fiscal years were primarily financed with available cash and operating cash flows. In 2017 and thereafter, we believe that we can continue opening new stores at an annual growth rate of 10% or more of our then existing store base.

Our new store expansion strategy is driven by a site selection process that allows us to evaluate and select the location, size and design of our stores based on consumer research and analysis of operating data from sales in our existing stores. Our site selection process and flexible store design enable us to customize each store with the objective of maximizing return on capital given the characteristics of the market and the location. Our new store large formats are 30,001 to 45,000 square feet in size and our new store small formats span 25,000 to 30,000 square feet, which provides us the flexibility to enter new smaller markets and further penetrate existing markets. These formats also provide us with the ability to strategically choose between building new stores and converting existing space, which can be more cost efficient for certain locations. We are targeting average year one cash-on-cash returns in excess of 35% for both our large format and small format stores. To achieve this return for large format stores, we target average net development costs of approximately $8,800 and first year store revenues of approximately $12,200. For small format stores, we target average net development costs of approximately $6,800 and average first year store revenues of approximately $8,700. Additionally, we target average year one margins on Store Operating Income Before Depreciation and Amortization (excluding allocated national marketing costs) of approximately 29%, for both large format and small format stores.

Grow our comparable store sales. We intend to grow our comparable store sales by seeking to differentiate the Dave & Buster’s brand from other food and entertainment alternatives, through the following strategies:

•	Provide our customers the latest exciting games. We believe that our Midway games are the core differentiating feature of the Dave & Buster’s brand, and staying current with the latest offerings creates new content and excitement to drive repeat visits and increase length of customer stay. We plan to continually update our games each year through development of proprietary games and the purchase of new games that will resonate with our customers and drive brand relevance due to a variety of factors, including their large scale, eye-catching appearance, virtual reality features, association with recognizable brands or the fact that they cannot be easily replicated at home. We aim to leverage our investment in games by packaging our new game introductions featuring exclusive game offerings and focusing our marketing spending to promote these events. We also plan to continually elevate the redemption experience in our WIN! area with prizes that we believe customers will find more attractive, which we expect will favorably impact customer visitation and game play.

•	Leverage D&B Sports. In 2010, we initiated a program to improve our sports-viewing as part of our strategy to enhance our entertainment offering and increase customer traffic and frequency by creating another reason to visit Dave & Buster’s. This initiative evolved into the D&B Sports concept, which has been incorporated into all new stores opened since the beginning of fiscal 2013 and will continue to be incorporated into all new stores. We intend to continue leveraging our investments in D&B Sports by building awareness of Dave & Buster’s as “the best place to watch sports” and “the only place to watch the games and play the games” through national cable advertising. In addition, we are strategically expanding our year-round sporting and pay-per-view content to drive increased traffic and capture a higher share of the sports-viewing customer base.

•	Serve food and beverage offerings with broad appeal. Our menu has a variety of items, from hamburgers to steaks to seafood that represent our “Fun American New Gourmet” strategy. We aim to ensure a pipeline for three new product launches each year, aligning with the timing of our new game launches. This strategy has been well received by our customers as the percentage of customers rating our food quality as “Excellent” was 81.3% in fiscal 2016. Similarly, the percentage of customers rating our beverage quality as “Excellent” in fiscal 2016 was 84.9%.

•	Grow our special events usage. The special events portion of our business represented 10.3% of our total revenues in fiscal 2016. We believe our special events business is an important sampling and

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

•	Enhance brand awareness and generate additional visits to our stores through marketing and promotions. We believe offering new items from each of the “Eat Drink Play and Watch” pillars will keep the brand relevant to customers and drive traffic and frequency. We have identified nine key promotional periods throughout the year when we feature this “New News” in national advertising. To increase national awareness of our brand, we plan to continue to invest a significant portion of our marketing expenditures in national cable television and radio advertising focused on promoting our capital investments in new games, D&B Sports and new food and beverage offerings. We also have customized local store marketing programs to increase new visits and repeat visits to individual locations. We will continue to utilize our loyalty program and digital efforts to communicate promotional offers directly to our most passionate brand fans, and we are aggressively optimizing our search engine and social marketing efforts. We also leverage our investments in technology across our marketing platform, including in-store marketing initiatives to drive incremental sales throughout the store.

•	Drive customer frequency through greater digital and mobile connectivity. We believe that there is a potential to increase customer frequency by enhancing the in-store and out-of-store customer experience via digital and mobile strategic initiatives as well as through implementing enhanced technology. We intend to leverage our growing loyalty database as well as continue to invest in other mobile applications to create customer connections and drive recurring customer visitation.

Expand the Dave & Buster’s brand internationally. We believe that in addition to the growth potential that exists in North America, the Dave & Buster’s brand can also have significant appeal in certain international markets. We are currently assessing these opportunities while maintaining a conservative and disciplined approach towards the execution of our international development strategy. As such, we have retained the services of a third-party consultant to assist in identifying and prioritizing potential markets for expansion as well as potential franchise or joint venture partners. Thus far, we have identified our international market priorities and begun the process of identifying potential international partners within select markets. The market priorities were developed based on a specific set of criteria to ensure we expand our brand into the most attractive markets. We have signed a seven store franchising agreement for licensed development in six countries in the Middle East, and we are targeting our first international opening outside of Canada in 2018.

Site Selection

We believe that the location of stores is critical to our long-term success. The experience and relationships of our current development team has enabled us to focus our attention on the most relevant network of real estate brokers, which has given us access to a larger pool of qualified potential store sites. In addition, we believe the more contemporary look of our stores has been one of the key drivers in attracting new developers and building our new store pipeline. We devote significant time and resources to strategically analyze each prospective market, trade area and site. We continually identify, evaluate and update our database of potential locations for expansion. We base new site selection on an analytical evaluation of a set of drivers we believe increase the probability of successful, high-volume stores.

Our Store Formats

We operate stores varying in size from 16,000 to 66,000 square feet. In order to optimize sales per square foot and further enhance our store economics, the target size of our future large format stores is expected to be between 30,001 and 45,000 square feet while our small format stores span 25,000 to 30,000 square feet. We may take advantage of local market and economic conditions to open stores that are larger or smaller than these target sizes.

We utilize our small format stores to penetrate less densely populated markets and backfill existing markets. The small format store has reduced the back-of-house space, and optimized the sales area dedicated to video and redemption games. We believe that the small store format will maintain the dynamic guest experience that is the foundation of our brand and allow us flexibility in our site selection process. We also believe that the small store format will allow us to take less capital investment risk per store. As a result, we expect these smaller format stores to achieve returns within our target range and enable us to expand into additional markets. We anticipate that approximately half of our new store openings will be large format and half will be small. At January 29, 2017, 17 of our 92 operating stores were the small store format. Our fiscal 2016 new store openings included eight large format stores and three small format stores.

Since fiscal 2010, we have completed major remodel projects at 29 locations as of January 29, 2017, including three in fiscal 2014, three in fiscal 2015 and six in fiscal 2016. Our focus in the remodeling initiative is to introduce D&B Sports and modernize the exteriors, front lobbies, bars, dining areas and WIN! area. We have received positive customer feedback related to the remodel projects completed to date.

Marketing, Advertising and Promotion

Our corporate marketing department manages all consumer-focused initiatives for the Dave & Buster’s brand. In order to drive sales and expand our customer base, we focus our efforts in three key areas:

•	Marketing: national advertising, media, promotions, in-store merchandising, pricing, local and digital marketing programs

•	Food and beverage: menu and product development, in-store execution

•	Customer insights: research, brand health and tracking

We spent approximately $33,795 in marketing efforts in fiscal 2016, $29,970 in fiscal 2015, and $29,144 in fiscal 2014. Our annual marketing expenditures include the cost of national television and radio advertising totaling $25,845, $22,551 and $20,553 in fiscal years 2016, 2015 and 2014, respectively. We continually seek to improve our marketing effectiveness through a number of initiatives, including:

•	refining our marketing strategy to better reach both young adults and families;

•	creating new advertising campaigns;

•	investing in menu research and development to differentiate our food offerings from our competition and improve key product attributes (quality, consistency, value and overall customer satisfaction) and execution;

•	developing product/promotional strategies to attract new customers and increase spending/length of stay;

•	leveraging our loyalty database to engage and motivate customers;

•	investing more in our customer loyalty program to create stronger relationships with consumers; and

•	reflecting a consistent brand identity that reflects our quality, heritage and energy.

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

Operations

Management

The management of our store base is divided into twelve regions, each of which is overseen by a Regional Operations Manager, Regional Operations Director or Vice President of Operations (collectively “Regional Management”) who reports to the Chief Operating Officer. Our Regional Management oversee five to eleven stores each, which we believe enables them to better support the General Managers and achieve sales and profitability targets for each store within their region. In addition, we have one Regional Operations Director whose primary focus is on new store openings.

Our typical store team consists of a General Manager supported by an average of nine additional management positions. There is a defined structure of development and progression of job responsibilities from Area Operations Manager through various positions up to the General Manager role. This structure ensures that an adequate succession plan exists within each store. Each management member handles various departments within the location including responsibility for hourly employees. A typical store employs approximately 140 hourly employees, most of whom work part time. The General Manager and the management team are responsible for the day-to-day operation of that store, including the hiring, training and development of team members, as well as financial and operational performance. Our stores are generally open seven days a week, from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

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

Foreign Operations

We now own and operate two stores outside of the United States, in the Canadian province of Ontario, including one that opened during the fourth quarter of fiscal 2016. These stores generated revenues of approximately $13,369 USD in fiscal 2016, $10,587 USD in fiscal 2015, and $10,611 USD in fiscal 2014, representing approximately 1.3%, 1.2% and 1.4%, respectively, of our consolidated revenues. As of January 29, 2017, less than 3.0% of our long-lived assets were located outside of the United States.

The foreign activities of these stores are subject to various risks of doing business in a foreign country, including currency fluctuations, changes in laws and regulations and economic and political stability. We do not believe there is any material risk associated with the Canadian operations or any dependence by the domestic business upon the Canadian operations.

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

Competition

The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home entertainment, including localized attraction facilities such as movie theaters, sporting events, bowling alleys, arcades and entertainment centers, night clubs and restaurants as well as theme parks. We also face competition from local, regional and national establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. Some of these establishments may exist in multiple locations, and we may also face competition on a national basis in the future from other concepts that are similar to ours. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery.

Intellectual Property

We have registered the trademarks Dave & Buster’s®, Power Card®, Eat & Play Combo®, Eat Drink Play®, and Eat Drink Play Watch®, and have registered or applied to register certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries. We consider our tradename and our logo to be important features of our operations and seek to actively monitor and protect our interest in this property in the various jurisdictions where we operate. We also have certain trade secrets, such as our recipes, processes, proprietary information and certain software programs that we protect by requiring all of our employees to sign a code of ethics, which includes an agreement to keep trade secrets confidential.

Employees

As of January 29, 2017, we employed 13,983 persons, 218 of whom served at our corporate headquarters, 925 of whom served as management personnel and the remainder of whom were hourly personnel.

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

You may obtain, free of charge, copies of our reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) on Forms 10-K, 10-Q, and 8-K, at our internet website. These reports will be available as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC. In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including our Audit Committee Charter, Compensation Committee Charter, Code of Business Ethics, Finance Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Whistle Blower Policy.

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

The impact that economic conditions in the United States and Canada have on consumer discretionary spending could impact our business and financial performance.

Any significant decrease in consumer confidence, or periods of economic slowdown or recession, could lead to a curtailing of discretionary spending, which in turn could reduce our revenues and results of operations and adversely affect our financial position. Our business is dependent upon consumer discretionary spending and therefore is affected by consumer confidence as well as the future performance of the United States and Canadian economies. As a result, our results of operations are susceptible to economic slowdowns and recessions. Increases in job losses, home foreclosures, energy prices, investment losses in the financial markets, personal bankruptcies, credit card debt and home mortgage and other borrowing costs, declines in housing values and reduced access to credit, among other factors, may result in lower levels of customer traffic in our stores, a decline in consumer confidence and a curtailing of consumer discretionary spending. We believe that consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail. If economic conditions worsen, whether in the United States or in the communities in which our stores are located, we could see deterioration in customer traffic or a reduction in the average amount customers spend in our stores. A reduction in revenues will result in sales de-leveraging (spreading our fixed costs across the lower level of sales) and will in turn cause downward pressure on our profit margins. This could result in reduction of staff levels, asset impairment charges and potential store closures, a deceleration of new store openings and an inability to comply with the covenants under our credit facility.

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

The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home entertainment, including localized attraction facilities such as movie theatres, sporting events, bowling alleys, arcades and entertainment centers, nightclubs and restaurants as well as theme parks. Many of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of stores, have been in business longer, have greater name recognition and are better established in the markets where our stores are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our stores. The legalization of casino gambling in geographic areas near any current or future store would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition. We also face competition from local, regional and national establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery. Our failure to compete favorably in the competitive out-of-home and home- based entertainment and restaurant markets could have a material adverse effect on our business, results of operations and financial condition.

Our sales growth and ability to achieve profitability could be adversely affected if comparable store sales are less than we expect.

Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. The level of comparable store sales will affect our sales growth and will continue to be a critical factor affecting our ability to generate profits because the profit margin on comparable store sales is generally higher than the profit margin on new store sales. Our ability to increase comparable store sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, and that we will not achieve our target comparable store sales growth or that the change in comparable store sales could be negative, which may cause a decrease in sales growth and ability to achieve profitability that would materially adversely affect our business, financial condition and results of operation.

Our revenues generally fluctuate from quarter to quarter due to the seasonality of our business and other events.

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

Our results of operations are subject to fluctuations due to the timing of new store openings.

The timing of new store openings may result in significant fluctuations in our quarterly performance. We typically incur most cash pre-opening costs for a new store within the two months immediately preceding, and the month of, the store’s opening. In addition, the labor and operating costs for a newly opened store during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Additionally, a portion of a current fiscal year new store capital expenditures is related to stores that are not expected to open until the following fiscal year. Due to these substantial up-front financial requirements to open new stores, the investment risk related to any single store is much larger than that associated with many other restaurants or entertainment venues.

Slow economic growth or a recession could have a material adverse impact on our landlords or other tenants in shopping centers in which we are located, which in turn could negatively affect our financial results.

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

Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perception of our Company, the quality of our food service and facilities and our integrity. Multi-store businesses, such as ours, can be adversely affected by unfavorable publicity resulting from poor food quality, illness or health concerns, or a variety of other operating issues stemming from one or a limited number of stores. The speed at which negative publicity (whether or not accurate) can be disseminated has increased dramatically with the capabilities of electronic communication. Adverse publicity involving any of these factors could make our stores less appealing, reduce our customer traffic and/or impose practical limits on pricing. In the future, our stores may be operated by franchisees. Any such franchisees will be independent third parties that we do not control. Although our franchisees will be contractually obligated to operate the store in accordance with our standards, we would not oversee their daily operations. If one or more of our stores were the subject of unfavorable publicity and we are unable to quickly and effectively respond to such reports, our overall brand could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.

Our operations are susceptible to changes in the availability and the cost of food and other supplies, in most cases from a limited number of suppliers, which could negatively affect our operating results.

Our profitability depends in part on our ability to anticipate and react to changes in food and other supply costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our stores, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our stores and cause us to remove certain items from our menu. Changes in the price or availability of commodities for which we do not have short-term supply contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with other suppliers. Other than short-term supply contracts for certain food items, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies. Also, the unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. If we have to pay higher prices for food or other supplies, our operating costs may increase, and, if we are unable to pass such cost increases on to our customers by adjusting purchasing practices or menu prices, our operating results could be adversely affected.

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

In addition, any increase in cost or decrease in availability of new amusement offerings that appeal to customers could adversely impact our revenues as well as the cost to acquire and operate new amusements, either of which could have a material adverse effect on our operating results and could also lead to decreases in revenues as customers negatively react to lack of new game options. We may not be able to anticipate and react to changing amusement offerings cost by adjusting purchasing practices or game prices, and a failure to do so could have a material adverse effect on our operating results.

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

Food safety incidents at our stores or in our industry or supply chain may adversely affect customer perception of our brands or industry and result in declines in sales and profits.

We cannot guarantee that our supply chain and food safety controls and training will be fully effective in preventing all food safety issues at our stores, including any occurrences of foodborne illnesses such as salmonella, E. coli, Norovirus, or hepatitis A. In addition, we rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single store. Some foodborne illness incidents could be caused by third-party vendors and distributors outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our stores or markets or related to food products we sell could negatively affect our store sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our stores. A number of restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our stores, or negative publicity or public speculation about an incident, could reduce customer visits to our stores and negatively impact demand for our menu offerings.

We are subject to all of the risks associated with leasing space subject to long-term, non-cancelable leases.

We typically do not own any real property. Payments under our non-cancelable, operating leases account for a significant portion of our operating expenses and we expect the new stores we open in the future will similarly be leased. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the stores on the leased premises once certain thresholds are met. We generally cannot cancel these leases without substantial economic penalty. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligation under the applicable lease, including, among other things, paying the base rent for the remainder of the lease term. We depend on cash flow from operations to pay our lease obligations. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our existing credit facility, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund other liquidity and capital needs, which would have a material adverse effect on us.

In addition, as each of our leases expires, we may choose not to renew, or may not be able to renew, such existing leases if the capital investment required to maintain the stores at the leased locations is not justified by the return required on the investment. If we are not able to renew the leases at rents that allow such stores to remain profitable as their terms expire, the number of such stores may decrease, resulting in lower revenue from operations, or we may relocate a store, which could subject us to construction and other costs and risks, and in either case, could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to operate our stores, or obtain and maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements, which could adversely affect our business, results of operations or financial condition.

Each store is subject to licensing and regulation by alcoholic beverage control, amusement, health, sanitation, safety, building code and fire agencies in the state, county and/or municipality in which the store is located. Each store is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some states, the loss of a license for cause with respect to one location may lead to the loss of licenses at all locations in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each store, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. We generally have not encountered any material difficulties or failures in obtaining and maintaining the required licenses, permits and approvals that could impact the continuing operations of an existing store, or delay or prevent the opening of a new store. Although we do not anticipate any material difficulties occurring in the future, the failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.

As a result of operating certain entertainment games and attractions, including skill-based games that offer redemption prizes, we are subject to amusement licensing and regulation by the states, counties and municipalities in which our stores are located. These laws and regulations can vary significantly by state, county, and municipality and, in some jurisdictions, may require us to modify our business operations or alter the mix of redemption games and simulators we offer. Moreover, as more states and local communities implement legalized gambling, the laws and corresponding enabling regulations may also be applicable to our redemption games and regulators may create new licensing requirements, taxes or fees, or restrictions on the various types of redemption games we offer. Furthermore, the state of Ohio (broad regulation of games of skill) and the city of Honolulu, Hawaii (regulation of simulated gambling devices), are considering changes to existing laws to further regulate legalized gaming and illegal gambling. Adoption of these laws, or adverse interpretation of existing laws, could require our existing stores in these jurisdictions to alter the mix of games, modify certain games, limit the number of tickets that may be won by a customer from a redemption game, change the mix of prizes that we may offer at our WIN! area or terminate the use of specific games, any of which could adversely affect our operations. If we fail to comply with such laws and regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our financial results.

Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations.

We are subject to various federal, state and local laws and regulations that govern numerous aspects of our business. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; other wage, labor or workplace regulations; taxes; or environmental matters could increase our costs of doing business or impact our operations. In addition, recent healthcare reform legislation could adversely impact our labor costs.

We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages and overtime), along with the Americans with Disabilities Act, various family leave mandates and other federal, state and local laws and regulations that govern working conditions. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state or local minimum wage. Further, we operate in many states and localities where the minimum wage is significantly higher than the federal minimum wage, including California and New York, while other states, localities and the Federal government are contemplating similar increases. We expect increases in payroll expenses as a result of federal, state and local mandated increases in the minimum wage, and we are uncertain of the repercussions, if any, of increased minimum wages on other expenses. For example, our suppliers may be more severely impacted by higher minimum wage standards, which could result in increased costs to us. In general, we have been able to substantially offset cost increases resulting from changes in minimum wage rates by increasing menu prices, improving productivity, or through other adjustments, but there can be no assurance that we will be able to continue to do so in the future, and our business, results of operations and financial condition could be adversely affected. Moreover, although none of our employees have been or are now represented by any unions, labor organizations may seek to represent certain of our employees in the future, and if they are successful, our payroll expenses and other labor costs may be increased in the course of collective bargaining, and/or there may be strikes or other work disruptions that may adversely affect our business.

The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) includes provisions requiring health care coverage for all Americans that began in 2014. Although the PPACA does not mandate that employers offer health insurance to all employees who are eligible under the legislation, providing health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide and to a potentially larger proportion of our employees, or the payment of penalties if the specified level of coverage is not provided at an affordable cost to employees, will increase our expense. Additionally, our distributors and suppliers also may be affected by higher health care-related costs, which could result in higher costs for goods and services supplied to us. We believe our plans meet these requirements, and we continue to review the PPACA and regulations issued related to the law to evaluate the potential impact of this law on our business, and to accommodate various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

The PPACA also requires us to comply with federal nutritional disclosure requirements. The Food and Drug Administration has issued regulations to implement the nutritional menu labeling provisions of the PPACA and these final regulations will be effective on May 5, 2017. The regulations establish a uniform, federal requirement for certain restaurants, including ours, to post certain nutritional information on their menus. We will be required to publish the total number of calories of standard menu items on menus, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires us to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus about the availability of this information. The PPACA also permits the Food and Drug Administration to require us to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends and eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the hospitality industry in general.

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

Our success depends upon our ability to recruit and retain qualified store management and operating personnel while also controlling our labor costs.

We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel to maintain consistency in our service, hospitality, quality and atmosphere of our stores, both in the United States and Canada. Qualified management and operating personnel are typically in high demand. If we are unable to attract and retain a satisfactory number of qualified management and operating personnel, labor shortages could delay the planned openings of new stores or adversely impact our existing stores. Any such delays, material increases in employee turnover rates in existing stores or widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have a material adverse effect on our results of operations.

Our financial performance and the ability to successfully implement our strategic direction could be materially adversely affected if we fail to retain, or effectively respond, to a loss of key management.

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

Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our customers or employees. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We could also face potential liability (which could be material) if we are found to have misclassified certain employees as exempt from the overtime requirements of the federal Fair Labor Standards Act and state labor laws, or if we are found to have failed to provide or continue health insurance or benefits to our employees in violation of the Employee Retirement Income Security Act or the PPACA. We have had from time to time and now have such lawsuits pending against us. In addition, from time to time, customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a store. We are also subject to a variety of other claims in the ordinary course of business, including personal injury, lease and contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers.

We are also subject to “dram shop” statutes in certain states in which our stores are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. Also, adverse publicity resulting from these allegations may materially affect our stores and us.

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

Disruptions in our information technology systems could have an adverse impact on our operations.

We rely heavily on various information technology systems, including point-of-sale, kiosk and amusement operations systems in our stores, data centers that process transactions, communication systems and various other software applications used throughout our operations. Our ability to effectively manage our business depends significantly on the reliability, integrity and capacity of these systems. Some of these systems have been internally developed or we may rely on third party providers and platforms for some of these information technology systems and support. Although we have operational safeguards in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available. Such failures may be caused by various factors, including power outages, catastrophic events, problems with transitioning to upgraded or replacement systems, flaws in third party software or services, errors by our employees or third party service providers, or a breach in the security of these systems or platforms, including through cyber-attacks. If our incident response, disaster recovery and business continuity plans to not resolve these issues in an effective manner, they could cause material negative impacts to the efficiency of our operations and our financial results, and remediation of such problems could result in significant, unplanned capital expenditures.

The unauthorized access, theft or destruction of customer or employee personal, financial or other data or of our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

Our information systems, such as those we use for our point-of-sale, web and mobile platforms, and for administrative functions, including human resources, payroll, accounting and internal and external communications, as well as the information technology systems of our third party business partners and service providers, can contain personal, financial or other information that is entrusted to us by our customers and employees. Our information systems also contain proprietary and other confidential information related to our business. Our information technology systems, and those of our third party service providers and vendors, are subject to the risk of infiltration or data theft. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information technology systems change frequently and may be difficult to detect for long periods of time. As such, we may be unable to anticipate these techniques or implement adequate preventive measures. The hardware, software or applications we develop or procure from third parties may also contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other methods of deceiving our team members, contractors and temporary staff. In fiscal 2007, there was an external breach of our credit card processing systems, which led to fraudulent credit card activity and resulted in the payment of fines and reimbursements for the fraudulent credit card activity. As part of a settlement with the Federal Trade Commission, we have implemented a series of corrective measures in order to ensure that our computer systems are secure and that our customers’ personal information is protected. Despite our considerable efforts and investment in technology to secure our computer network, security could still be compromised, confidential information could be misappropriated or system disruptions could occur in the future. This could cause significant harm to our reputation, lead to a loss of sales or profits or cause us to incur significant costs to reimburse third parties for damages.

The market price of our common stock is subject to volatility.

During fiscal 2016, the price of our common stock fluctuated between $29.54 and $58.25 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant and other entertainment industries, and announcement of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant and other entertainment industries. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price for our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could result in substantial cost to remediate, and could cause a loss of investor confidence and decline in the market price of our stock.

Changes to accounting rules or regulations may adversely affect our results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have issued changes to existing accounting requirements that require the present value of committed operating leases to be recorded as right-of-use lease assets and lease liabilities on the balance sheet beginning in fiscal 2019. This and other future changes to accounting rules or regulations could have a material adverse affect on the presentation of our business, financial condition and results of operations.

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

Our amended and restated certificate of incorporation and amended and restated bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our Company or changes in our management, including, among other things:

•	restrictions on the ability of our stockholders to fill a vacancy on the Board of Directors;

•	our ability to issue preferred stock with terms that the Board of Directors may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the inability of our stockholders to call a special meeting of stockholders;

•	specify that special meetings of our stockholders can be called only upon the request of a majority of our Board of Directors or our Chief Executive Officer;

•	the absence of cumulative voting in the election of directors, which may limit the ability of minority stockholders to elect directors; and

•	advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of us.

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

However, Section 203 also could discourage attempts that might result in a premium over the market price for the shares held by stockholders. These provisions also may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests. Our amended and restated certificate of incorporation provides that we will not be governed by Section 203 of the Delaware General Corporation Law. However, our amended and restated certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law, and will prevent us from engaging in a business combination with an interested stockholder for a period of three years from the date such person acquired such common stock unless (with certain exceptions) the business combination is approved in a prescribed manner, including if Board of Directors approval or stockholder approval is obtained prior to the business combination.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of January 29, 2017, we lease the building or site of all of our 92 operating stores. Our stores operate as either large or small store formats, with stores having greater than 30,000 square feet being considered a large store format. The table below shows the locations of our operating stores as of January 29, 2017:

State	Large Format	Small Format	Total
Arizona	3	–	3
Arkansas	–	1	1
California	9	2	11
Colorado	2	–	2
Connecticut	–	1	1
Florida	5	–	5
Georgia	3	–	3
Hawaii	1	–	1
Idaho	–	1	1
Illinois	3	1	4
Indiana	1	–	1
Kansas	1	–	1
Kentucky	–	1	1
Massachusetts	2	–	2
Maryland	3	–	3
Michigan	2	1	3
Minnesota	2	–	2
Missouri	1	–	1
Nebraska	–	1	1
Nevada	1	–	1
New Mexico	–	1	1
New York	8	1	9
North Carolina	1	1	2
Ohio	4	1	5
Oklahoma	–	2	2
Oregon	1	–	1
Pennsylvania	4	–	4
Rhode Island	1	–	1
South Carolina	–	1	1
Tennesee	1	–	1
Texas	11	–	11
Virginia	2	1	3
Wisconsin	1	–	1
Ontario*	2	–	2

	75	17	92

* A province of Canada

All of our stores are located on land that is leased. The contracted lease terms, including renewal options, generally range from 20 to 40 years. Our leases typically provide for a minimum annual rent plus contingent rent to be determined as a percentage of the applicable store’s annual gross revenues. We currently pay contingent rent in 31 of our stores. Generally, leases are “net leases” that require us to pay our pro rata share of taxes, insurance and maintenance costs. All of our leases include renewal options that give us the opportunity to extend the lease terms through 2023 or later. Additionally, as of January 29, 2017, we have signed 28 lease agreements for future store openings, including eight stores that are under construction. Our eight stores under construction, including our stores in Carlsbad, California, Columbia, South Carolina and Overland Park, Kansas, which opened for business on January 30, 2017, February 13, 2017 and March 6, 2017, respectively, are excluded from the table above. During fiscal 2016, we purchased land for a future site in Tampa, Florida which is expected to open in fiscal 2018. The purchase price of $3,608 is included in property and equipment.

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

Common Stock Market Prices and Dividends

Our common stock has traded on NASDAQ Global Market (“NASDAQ”) under the symbol “PLAY” since our IPO on October 9, 2014 in the third quarter of fiscal 2014. Prior to that time, there was no public market for our shares. As of March 22, 2017, there were 265 holders of record of our common stock. The following table sets forth the quarterly high and low sales prices of our common stock as reported on NASDAQ.

Fiscal 2016	High	Low
First Quarter Ended May 1, 2016	$42.12	$29.54
Second Quarter Ended July 31, 2016	$49.90	$36.83
Third Quarter Ended October 30, 2016	$47.30	$37.60
Fourth Quarter Ended January 29, 2017	$58.25	$39.15

Fiscal 2015	High	Low
First Quarter Ended May 3, 2015	$34.21	$27.76
Second Quarter Ended August 2, 2015	$39.87	$30.84
Third Quarter Ended November 1, 2015	$43.35	$30.84
Fourth Quarter Ended January 31, 2016	$43.06	$32.31

On January 27, 2017, the closing price of our common stock on NASDAQ was $54.80. Computershare Trust Company, N.A. is the transfer agent and registrar for our common stock.

Dividend Policy

We have not historically declared or paid any cash dividends on our common stock. We have elected to retain all available funds to fund the development and growth of our business, reduce debt and repurchase previously issued stock. However, in the future, subject to the factors described below and our future liquidity and capitalization, we may change this policy and choose to pay dividends or further expand our stock repurchase program. The amount of dividends we can pay is limited by the terms of our credit facility and may be further limited by any future indebtedness we incur. Our business is conducted through our principal operating subsidiary, Dave & Buster’s, Inc. (“D&B Inc”). Dividends from and cash generated by D&B Inc will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from D&B Inc.

Any future determination to pay dividends or expand share repurchases will be at the discretion of our Board of Directors and will take into account:

•	restrictions in agreements governing our indebtedness;

•	general economic and business conditions;

•	our financial condition and results of operations;

•	our capital requirements;

•	the ability of D&B Inc to pay dividends and make distributions to us; and

•	other factors as our Board of Directors may deem relevant.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Issuer Purchases of Equity Securities

Information regarding repurchase of our common stock during the fourth quarter ended January 29, 2017:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (in thousands) (2)
October 31, 2016—November 27, 2016	42,745	$42.22	42,745	$90,831
November 28, 2016—January 1, 2017	166,370	$55.50	166,370	$81,598
January 2, 2017— January 29, 2017	187,026	$55.73	187,026	$71,175

(1)	Monthly information is presented by reference to our fiscal periods during the fourth quarter ended January 29, 2017.
(2)	Effective June 7, 2016, our Board of Directors approved a share repurchase program authorizing up to $100,000 in share repurchases through February 3, 2019, the end of our 2018 fiscal year. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The share repurchase program may be modified, suspended or discontinued at any time.

Performance Graph

The graph below and accompanying table matches D&B Entertainment’s cumulative total shareholder return on common stock with cumulative total returns of the NASDAQ Composite Index, S&P 600 Small Cap Index and S&P 600 Consumer Discretionary Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from October 10, 2014 (the date when our common stock first started trading) to January 29, 2017. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is furnished and not “filed” with the SEC and it is not “soliciting material”, and should not be incorporated by reference in any of our filings under the Securities Act of 1933 (the “Securities Act”), as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

	Period Ended
	10/9/2014	2/1/2015	1/31/2016	1/29/2017
PLAY	$100.00	$179.63	$226.69	$342.50
S&P 600 Small Cap	$100.00	$110.16	$104.99	$141.75
S&P 600 Consumer Discretionary	$100.00	$116.77	$103.57	$121.41
NASDAQ Composite	$100.00	$108.40	$107.90	$132.38

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The statement of operations and cash flows data for each of the fiscal years ended January 29, 2017, January 31, 2016, February 1, 2015 and the balance sheet data as of January 29, 2017 and January 31, 2016 were derived from our audited consolidated financial statements included elsewhere in this Report. The statement of operations and cash flows data for the fiscal year ended February 2, 2014 and February 3, 2013 and the balance sheet data as of February 1, 2015, February 2, 2014 and February 3, 2013 were derived from our audited consolidated financial statements that are not included elsewhere in this Report. Unless otherwise noted herein, historic share data has been adjusted to give effect of a 224.9835679 for 1 stock split of our common stock which was effective on October 9, 2014.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. All fiscal years presented herein consist of 52 weeks, except fiscal 2012 (ended February 3, 2013), which consists of 53 weeks.

	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015	February 2, 2014	February 3, 2013
Statement of Operations Data:
Total revenues	$1,005,158	$866,982	$746,751	$635,579	$608,067
Operating income	150,516	110,036	73,861	51,039	43,714
Net income	90,795	59,619	7,636	2,169	8,782
Balance sheet data (as of end of period):
Cash and cash equivalents	20,083	25,495	70,876	38,080	36,117
Working capital (deficit) (1)	(102,193)	(46,567)	17,140	(13,700)	5,863
Property and equipment, net	606,865	523,891	436,048	388,093	337,239
Total assets (2)	1,052,733	1,003,701	944,794	854,385	804,511
Total debt, net (2)	264,128	337,416	423,496	478,304	461,951
Stockholders’ equity	439,452	346,338	258,697	150,448	147,411
Other data:
Capital expenditures	$180,577	$162,892	$129,688	$105,894	$78,689
Stores open at end of period (3)	92	81	73	66	61
Stores closed during period	—	2	1	—	1
Net income per share of common stock:
Basic	$2.16	$1.46	$0.22	$0.07	$0.26
Diluted	$2.10	$1.39	$0.21	$0.06	$0.26
Weighted average number of shares outstanding:
Basic	41,951,770	40,968,455	35,314,884	33,187,776	33,186,426
Diluted	43,288,592	42,783,905	37,126,048	34,030,115	33,747,535

(1)	Defined as total current assets minus total current liabilities.

(2)	Prior year balances have been revised to reflect the impact of adopting Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, described further in Note 1 to the Consolidated Financial Statements.
(3)	The number of stores open excludes one franchise location in Canada that ceased operations as a Dave & Buster’s on May 31, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included herein. Unless otherwise specified, the meanings of all defined terms in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

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

General

We are a leading owner and operator of high-volume venues in North America that combine dining and entertainment for both adults and families under the name “Dave & Buster’s”. Founded in 1982, the core of our concept is to offer our customers the opportunity to “Eat Drink Play and Watch” all in one location. Eat and Drink are offered through a full menu of “Fun American New Gourmet” entrées and appetizers and a full selection of non-alcoholic and alcoholic beverages. Our Play and Watch offerings provide an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. Our customer mix skews moderately to males, primarily between the ages of 21 and 39, and we believe we also serve as an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

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

For further information about our growth strategies and outlook, see Item 1 “Business—Our Growth Strategies”.

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales. Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 66, 59 and 57 stores as of the end of fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Fiscal 2015 comparable store sales exclude sales from our Williamsville (Buffalo), New York location, which closed and relocated in the third quarter of fiscal 2015, and our Farmingdale location, which closed on February 8, 2015. Fiscal 2014 comparable store sales exclude sales from our Kensington/Bethesda, Maryland (“Bethesda”) location, which closed on August 12, 2014.

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. During fiscal 2016, we opened eleven new stores.

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles (“GAAP”), we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Adjusted EBITDA, Adjusted EBITDA Margin, Store Operating Income Before Depreciation and Amortization and Store Operating Income Before Depreciation and Amortization Margin (defined below). These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. In addition, Adjusted EBITDA excludes pre-opening and other costs which may be important in analyzing our GAAP results. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Our calculations of Adjusted EBITDA adjust for these amounts because they vary from period to period and do not directly relate to the ongoing operations of the currently underlying business of our stores and therefore complicate comparison of underlying business between periods. Nevertheless, because of the limitations described above management does not view Adjusted EBITDA or Store Operating Income Before Depreciation and Amortization in isolation and also uses other measures, such as revenues, gross margin, operating income and net income (loss), to measure operating performance.

Adjusted EBITDA and Adjusted EBITDA Margin. We define “Adjusted EBITDA” as net income (loss), plus interest expense, net, loss on debt retirement, provision (benefit) for income taxes, depreciation and amortization expense, loss on asset disposal, share-based compensation, pre-opening costs, capital markets transaction costs, currency transaction (gains) losses and other costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.

Adjusted EBITDA is presented because we believe that it provides useful information to investors, analysts and rating agencies regarding our operating performance. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.

Store Operating Income Before Depreciation and Amortization and Store Operating Income Before Depreciation and Amortization Margin. We define “Store Operating Income Before Depreciation and Amortization” as operating income (loss), plus depreciation and amortization expense, general and administrative expenses and pre-opening costs. “Store Operating Income Before Depreciation and Amortization Margin” is defined as Store Operating Income Before Depreciation and Amortization divided by total revenues. Store Operating Income Before Depreciation and Amortization Margin allows us to evaluate operating performance of each store across stores of varying size and volume.

We believe that Store Operating Income Before Depreciation and Amortization is another useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store-level, and the costs of opening new stores, which are non-recurring at the store-level, and thereby enables the comparability of the operating performance of our stores for the periods presented. We also believe that Store Operating Income Before Depreciation and Amortization is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency and performance, and we use Store Operating Income Before Depreciation and Amortization as a means of evaluating store financial performance compared with our competitors. However, because this measure excludes significant items such as general and administrative expenses and pre-opening costs, as well as our interest expense, net and depreciation and amortization expense, which are important in evaluating our consolidated financial performance from period to period, the value of this measure is limited as a measure of our consolidated financial performance.

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2016, 2015, and 2014, which ended on January 29, 2017, January 31, 2016 and February 1, 2015, respectively, each contained 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

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

Our stores offer an extensive array of amusements and entertainment options, with typically over 150 redemption and simulation games. We also offer traditional pocket billiards and shuffleboard in many locations. Redemption games offer our customers the opportunity to win tickets that can be redeemed for prizes in the WIN! area, ranging from branded novelty items to high-end home electronics. Our redemption games include basic games of skill, such as skeeball and basketball, as well as competitive racing, and individual electronic games of skill. We review the amount of game play on existing amusements in an effort to match amusements availability with customer preferences. We intend to continue to invest in new games as they become available and prove to be attractive to our customers. Our unique venue allows us to provide our customers with value driven food and amusement combination offerings including our Eat & Play Combo (a promotion that provides a discounted Power Card in combination with select entrées), Super Charge Power Card offerings (when purchasing or adding value to a Power Card, the customer is given the opportunity to add more chips to the Power Card at a lower cost per chip amount), Half-Price Game Play (every Wednesday, from open to close, we reduce the price of every game in the Midway by one-half), and Everyone’s a Winner (a limited-time offer providing a prize to every customer that purchases or adds value to a Power Card in the amount of ten dollars or more). We also offer various food and beverage discounts during key sports viewing times. In addition, from time to time we have limited time offers which allow our customers to play certain new games for free as a way to introduce those new games.

Our D&B Sports concept, currently incorporated in approximately 80% of our store base, provides an attractive opportunity to market our broader platform to new and existing customers through a year-round calendar of programming and promotions tied to popular sporting events and sport-related activities. Large television screens, comfortable seating, a full menu of food and beverages and artwork often featuring images of local sports teams and sports icons help create an exciting environment for watching sports programming.

The special events portion of our business represented 10.3% of our total revenues in the year ended January 29, 2017. We believe our special events business is an important sampling and promotional opportunity for our customers because many customers are experiencing Dave & Buster’s for the first time. Accordingly, a considerable emphasis is placed on the special events portion of our business.

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

Interest expense, net. Interest expense, net includes the cost of our debt obligations including the amortization of loan fees, net of any interest income earned or interest expense capitalized and the change in the fair value of the interest rate cap.

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

In the first year of operation new store operating margins (excluding pre-opening expenses) typically benefit from honeymoon sales leverage on occupancy, management labor and other fixed costs. This benefit is partially offset by normal inefficiencies in hourly labor and other costs associated with establishing a new location. In year two, operating margins may decline due to the loss of honeymoon sales leverage on fixed costs which is partially offset by improvements in store operating efficiency. Furthermore, rents in our new stores are typically higher than our comparable store base. We expect our new store margins on Store Operating Income Before Depreciation and Amortization (excluding allocated marketing costs) in year two to be up to four percentage points lower in the second full year of operations than our year one targets, and to grow in line with the rest of our comparable store base thereafter.

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

Fiscal 2016 Compared to Fiscal 2015

Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income.

	Fiscal Year Ended January 29, 2017		Fiscal Year Ended January 31, 2016
Food and beverage revenues	$452,140	45.0%	$405,841	46.8%
Amusement and other revenues	553,018	55.0	461,141	53.2

Total revenues	1,005,158	100.0	866,982	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	114,946	25.4	104,757	25.8
Cost of amusement and other (as a percentage of amusement and other revenues)	65,354	11.8	58,053	12.6

Total cost of products	180,300	17.9	162,810	18.8
Operating payroll and benefits	228,827	22.8	200,129	23.1
Other store operating expenses	287,322	28.6	250,186	28.8
General and administrative expenses	54,474	5.4	53,600	6.2
Depreciation and amortization expense	88,305	8.8	78,660	9.1
Pre-opening costs	15,414	1.5	11,561	1.3

Total operating costs	854,642	85.0	756,946	87.3

Operating income	150,516	15.0	110,036	12.7
Interest expense, net	6,985	0.7	11,464	1.3
Loss on debt retirement	—	—	6,822	0.8

Income before provision for income taxes	143,531	14.3	91,750	10.6
Provision for income taxes	52,736	5.3	32,131	3.7

Net income	$90,795	9.0%	$59,619	6.9%

Change in comparable store sales (1)		3.3%		8.9%
Company-owned stores open at end of period (2)		92		81
Comparable stores open at end of period (1)		66		59

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

(2)	Our new store openings during the last two fiscal years were as follows:

Fiscal Year Ended January 29, 2017		Fiscal Year Ended January 31, 2016
Location	Opening Date	Location	Opening Date
Rochester, NY	3/7/2016	Pelham Manor (metro New York City), NY	4/27/2015
El Paso, TX	4/11/2016	Euless (Dallas), TX	5/3/2015
Capitol Heights (Baltimore), MD	4/25/2016	Kentwood (Grand Rapids), MI	5/18/2015
Little Rock, AR	6/13/2016	Woburn (Boston), MA	5/26/2015
Florence, KY	6/27/2016	Edina (Minneapolis), MN	8/3/2015
Summerlin (Las Vegas), NV	8/8/2016	Buffalo, NY	10/1/2015
Fresno, CA	10/17/2016	Friendswood (Houston), TX	11/16/2015
Toledo, OH	10/31/2016	Glendale (Phoenix), AZ	11/23/2015
Silver Spring (Greater DC), MD	11/21/2016	Springfield (Greater DC), VA	12/21/2015
Oakville (Toronto), Canada	12/5/2016	San Antonio, TX	1/18/2016
Daly City (San Francisco), CA	12/15/2016

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended January 29, 2017	Fiscal Year Ended January 31, 2016
Net income	$90,795	$59,619
Interest expense, net	6,985	11,464
Loss on debt retirement	—	6,822
Provision for income tax	52,736	32,131
Depreciation and amortization expense	88,305	78,660

EBITDA	238,821	188,696
Loss on asset disposal	1,533	1,411
Share-based compensation	5,828	4,109
Pre-opening costs	15,414	11,561
Transaction and other costs (1)	(73)	2,068

Adjusted EBITDA (2)	$261,523	$207,845

Adjusted EBITDA Margin	26.0%	24.0%

(1)	Primarily represents costs related to currency transaction (gains) or losses, capital market transactions and store closure costs.
(2)	Beginning in the fourth quarter of 2016 we revised our calculation of Adjusted EBITDA to exclude adjustments for changes in deferred amusement revenue and ticket liabilities. This change has been applied retrospectively to all periods presented.

Store Operating Income Before Depreciation and Amortization

The following table reconciles operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Fiscal Year Ended January 29, 2017	Fiscal Year Ended January 31, 2016
Operating income	$150,516	$110,036
General and administrative expenses	54,474	53,600
Depreciation and amortization expense	88,305	78,660
Pre-opening costs	15,414	11,561

Store Operating Income Before Depreciation and Amortization	$308,709	$253,857

Store Operating Income Before Depreciation and Amortization Margin	30.7%	29.3%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Total capital additions do not include any reductions for accrual-based tenant improvement allowances or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Fiscal Year Ended January 29, 2017	Fiscal Year Ended January 31, 2016
New store	$135,476	$120,648
Operating initiatives, including remodels	20,919	22,106
Games	19,809	9,870
Maintenance Capital	15,983	14,712

Total capital additions	$192,187	$167,336

Payments from landlords	$46,262	$29,754

Results of Operations

Revenues

Total revenues increased $138,176, or 15.9%, to $1,005,158 in fiscal 2016 compared to total revenues of $866,982 in fiscal 2015. For the year ended January 29, 2017, we derived 30.4% of our total revenue from food sales, 14.6% from beverage sales, 54.2% from amusement sales and 0.8% from other sources. For the year ended January 31, 2016, we derived 31.6% of our total revenue from food sales, 15.2% from beverage sales, 52.4% from amusement sales and 0.8% from other sources.

The increased revenues in fiscal 2016 were from the following sources:

Comparable stores	$25,587
Non-comparable stores	112,023
Other	566

Total	$138,176

Comparable store revenue increased $25,587, or 3.3%, in fiscal 2016 compared to fiscal 2015. The increase in comparable store revenue over prior year is primarily attributed to growth in amusement sales. Comparable walk-in revenues, which accounted for 88.9% of comparable store revenue for fiscal 2016, increased $23,550, or 3.5% compared to fiscal 2015. Comparable store special events revenues, which accounted for 11.1% of consolidated comparable store revenue for fiscal 2016, increased $2,037, or 2.4% compared to fiscal 2015.

Food sales at comparable stores decreased by $817, or 0.3%, to $240,998 for fiscal 2016 from $241,815 in fiscal 2015. Beverage sales at comparable stores decreased by $381, or 0.3%, to $114,547 for fiscal 2016 from $114,928 in fiscal 2015. The decrease in food and beverage sales at comparable stores is attributed to lower customer volumes and was partially offset by an overall increase in menu prices. Comparable store amusement and other revenues in fiscal 2016 increased by $26,785, or 6.5%, to $436,427 from $409,642 in fiscal 2015, due to an increase in both the number of Power Cards sold and the revenue per Power Card sold. The growth over fiscal 2015 in amusement sales was driven in part, by national advertising, which highlighted our new game offerings (including games available only at Dave & Buster’s stores), and the return of our “Everyone’s a Winner” promotion and “Summer of Games” campaign, which featured nine new games.

Non-comparable store revenue increased $112,023, or 106.8%, for fiscal 2016 compared to fiscal 2015. The increase in non-comparable store revenue was primarily driven by 532 net additional operating store weeks contributed by our twenty-six non-comparable stores.

Cost of products

The total cost of products was $180,300 for fiscal 2016 and $162,810 for fiscal 2015. The total cost of products as a percentage of total revenues was 17.9% and 18.8% for fiscal 2016 and fiscal 2015, respectively. For the year ended January 29, 2017, the cost of food products was 26.1% of food revenue, the cost of beverage products was 23.9% of beverage revenue, and the amusement and other cost of products was 11.8% of amusement and other revenues. For the year ended January 31, 2016, the cost of food products was 26.9% of food revenue, the cost of beverage products was 23.6% of beverage revenue, and the amusement and other cost of products was 12.6% of amusement and other revenues.

Cost of food and beverage products increased to $114,946 in fiscal 2016 compared to $104,757 for fiscal 2015 due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased 40 basis points to 25.4% for fiscal 2016 from 25.8% for fiscal 2015. The decrease in the cost of food and beverage as a percentage of revenues is primarily due to lower cost of commodities in our meat, seafood and poultry categories.

Cost of amusement and other increased to $65,354 in fiscal 2016 compared to $58,053 in fiscal 2015. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 80 basis points to 11.8% for fiscal 2016 from 12.6% for fiscal 2015. This decrease was due primarily to reduced paper ticket costs for our redemption games resulting from our “e-ticket” initiative, which was implemented during the first half of fiscal 2015.

Operating payroll and benefits

For the year ended January 29, 2017, hourly wages represented 55.6% of operating payroll and benefits costs, 25.8% related to management labor and 18.6% represented expenses for payroll taxes, benefits and store-level incentive compensation. For the year ended January 31, 2016, hourly wages represented 54.0% of operating payroll and benefits costs, 25.5% related to management labor and 20.5% represented expenses for payroll taxes, benefits and store-level incentive compensation. Total operating payroll and benefits increased by $28,698, or 14.3%, to $228,827 in fiscal 2016 compared to $200,129 in fiscal 2015. This increase was primarily due to labor associated with the 532 net additional operating store weeks of our twenty-six non-comparable stores and was partially offset by an approximately $2,200 decrease in store-level incentive compensation. The total cost of operating payroll and benefits, as a percentage of total revenues, decreased 30 basis points to 22.8% in fiscal 2016 compared to 23.1% for fiscal 2015. This decrease was due, in part, to store-level incentive compensation and payroll related benefits which decreased approximately 50 basis points, partially offset by a hourly wage rate increases of approximately 4.7% and normal labor inefficiencies associated with our non-comparable store base.

Other store operating expenses

Other store operating expenses increased by $37,136, or 14.8%, to $287,322 in fiscal 2016 compared to $250,186 in fiscal 2015, primarily due to new store openings and higher costs of marketing due to strategic shifts in media purchasing and increases in the underlying price of the media. Other store operating expenses as a percentage of total revenues decreased 20 basis points to 28.6% in fiscal 2016 compared to 28.8% in fiscal 2015. The favorable basis point reduction was due primarily to favorable leverage of utilities, repairs and occupancy expense on increased revenue partially offset by increased credit card chargebacks.

General and administrative expenses

General and administrative expenses increased by $874, or 1.6%, to $54,474 in fiscal 2016 compared to $53,600 in fiscal 2015. The increase was driven primarily by incremental compensation costs related to our 2015 and 2016 share-based awards partially offset by the absence of costs associated with fiscal 2015 capital market transactions. General and administrative expenses, as a percentage of total revenues, decreased by 80 basis points to 5.4% in fiscal 2016 compared to 6.2% in fiscal 2015, as a result of favorable leverage on increased sales.

Depreciation and amortization expense

Depreciation and amortization expense increased by $9,645, or 12.3%, to $88,305 in fiscal 2016 compared to $78,660 in fiscal 2015. Increased depreciation due to our 2015 and 2016 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $3,853 to $15,414 in fiscal 2016 compared to $11,561 in fiscal 2015 due to the number and timing of new store openings.

Interest expense, net

Interest expense, net decreased by $4,479 to $6,985 in fiscal 2016 compared to $11,464 in fiscal 2015 due primarily to a reduction in outstanding debt and lower interest rates as a result of the May 15, 2015 debt refinancing (see “Liquidity and Capital Resources” for further discussion).

Loss on debt retirement

During fiscal 2015, in connection with the May 15, 2015 debt refinancing (see “Liquidity and Capital Resources” for further discussion), the Company recorded a charge of $6,822. This charge includes non-cash charges of $6,790 resulting from the write off of certain unamortized debt issuance costs and the unamortized discount associated with the prior credit facility and $32 of legal expenses.

Provision for income taxes

Our effective tax rate was 36.7% for fiscal 2016 compared to 35.0% for fiscal 2015. The increase in our effective tax rate is primarily due to the impact of state taxes. The 2016 income tax expense was substantially driven by our improved pre-tax income which resulted from the collective impact of the operating factors and reduced debt-related expenses previously discussed. Our effective tax rate differs from the statutory rate due to the FICA tip credits, state income taxes and the impact of certain income and expense items which are not recognized for income tax purposes.

Fiscal 2015 Compared to Fiscal 2014

Results of Operations — The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income.

	Fiscal Year Ended January 31, 2016		Fiscal Year Ended February 1, 2015
Food and beverage revenues	$405,841	46.8%	$359,125	48.1%
Amusement and other revenues	461,141	53.2	387,626	51.9

Total revenues	866,982	100.0	746,751	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	104,757	25.8	92,122	25.7
Cost of amusement and other (as a percentage of amusement and other revenues)	58,053	12.6	54,353	14.0

Total cost of products	162,810	18.8	146,475	19.6
Operating payroll and benefits	200,129	23.1	175,709	23.5
Other store operating expenses	250,186	28.8	225,763	30.2
General and administrative expenses	53,600	6.2	44,574	6.0
Depreciation and amortization expense	78,660	9.1	70,868	9.5
Pre-opening costs	11,561	1.3	9,501	1.3

Total operating costs	756,946	87.3	672,890	90.1

Operating income	110,036	12.7	73,861	9.9
Interest expense, net	11,464	1.3	34,789	4.7
Loss on debt retirement	6,822	0.8	27,578	3.7

Income before provision for income taxes	91,750	10.6	11,494	1.5
Provision for income taxes	32,131	3.7	3,858	0.5

Net income	$59,619	6.9%	$7,636	1.0%

Change in comparable store sales (1)		8.9%		7.3%
Company-owned stores open at end of period (2)		81		73
Comparable stores open at end of period (1)		59		57

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Fiscal 2015 comparable stores exclude our Williamsville (Buffalo), New York location, which closed and relocated during the third quarter of fiscal 2015, our Farmingdale location, which permanently closed on February 8, 2015 and our Bethesda location, which permanently closed on August 12, 2014. Fiscal 2014 comparable stores exclude our Bethesda location.

(2)	Our fiscal 2015 store count excludes our Williamsville, Farmingdale and Bethesda locations. Our Fiscal 2014 store count excludes our Bethesda location. Our new store openings during the last two fiscal years were as follows:

Fiscal Year Ended January 31, 2016		Fiscal Year Ended February 1, 2015
Location	Opening Date	Location	Opening Date
Pelham Manor (metro New York City), NY	4/27/2015	Westchester (Los Angeles), CA	2/19/2014
Euless (Dallas), TX	5/3/2015	Vernon Hills (Chicago), IL	3/26/2014
Kentwood (Grand Rapids), MI	5/18/2015	Panama City Beach, FL	5/26/2014
Woburn (Boston), MA	5/26/2015	Los Angeles, CA	8/25/2014
Edina (Minneapolis), MN	8/3/2015	Manchester (Hartford), CT	9/22/2014
Buffalo, NY	10/1/2015	Albuquerque, NM	11/3/2014
Friendswood (Houston), TX	11/16/2015	Clackamas (Portland), OR	11/10/2014
Glendale (Phoenix), AZ	11/23/2015	Greenville, SC	11/17/2014
Springfield (Greater DC), VA	12/21/2015
San Antonio, TX	1/18/2016

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended January 31, 2016	Fiscal Year Ended February 1, 2015
Net income	$59,619	$7,636
Interest expense, net	11,464	34,789
Loss on debt retirement	6,822	27,578
Provision for income tax	32,131	3,858
Depreciation and amortization expense	78,660	70,868

EBITDA	188,696	144,729
Loss on asset disposal	1,411	1,771
Share-based compensation	4,109	2,212
Pre-opening costs	11,561	9,501
Transaction and other costs (1)	2,068	2,817

Adjusted EBITDA (2)	207,845	$161,030

Adjusted EBITDA Margin	24.0%	21.6%

(1)	Primarily represents costs related to currency transaction (gains) or losses, capital market transactions and store closure costs.
(2)	Beginning in the fourth quarter of 2016 we revised our calculation of Adjusted EBITDA to exclude adjustments for changes in deferred amusement revenue and ticket liabilities. This change has been applied retrospectively to all periods presented.

Store Operating Income Before Depreciation and Amortization

The following table reconciles operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Fiscal Year Ended January 31, 2016	Fiscal Year Ended February 1, 2015
Operating income	$110,036	$73,861
General and administrative expenses	53,600	44,574
Depreciation and amortization expense	78,660	70,868
Pre-opening costs	11,561	9,501

Store Operating Income Before Depreciation and Amotization	$253,857	$198,804

Store Operating Income Before Depreciation and Amortization Margin	29.3%	26.6%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Total capital additions do not include any reductions for tenant improvement allowances received or receivable from landlords, which are listed as “Payments from landlords” in the table.

	Fiscal Year Ended January 31, 2016	Fiscal Year Ended February 1, 2015
New store	$120,648	$77,489
Operating initiatives, including remodels	22,106	16,778
Games	9,870	12,314
Maintenance Capital	14,712	13,296

Total capital additions	$167,336	$119,877

Payments from landlords	$29,754	$22,035

Results of Operations

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

Cost of products

The total cost of products was $162,810 for fiscal 2015 and $146,475 for fiscal 2014. The total cost of products as a percentage of total revenues was 18.8% and 19.6% for fiscal 2015 and fiscal 2014, respectively. For the fiscal year ended January 31, 2016, the cost of food products was 26.9% of food revenue, the cost of beverage products was 23.6% of beverage revenue, and the amusement and other cost of products was 12.6% of amusement and other revenues. For the fiscal year ended February 1, 2015, the cost of food products was 26.6% of food revenue, the cost of beverage products was 23.7% of beverage revenue, and the amusement and other cost of products was 14.0% of amusement and other revenues.

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

Interest expense, net

Interest expense, net decreased by $23,325 to $11,464 in fiscal 2015 compared to $34,789 in fiscal 2014 due to refinancing of outstanding debt and the use of IPO proceeds described in “Liquidity and Capital Resources” and “Cash Flows”.

Loss on debt retirement

In connection with the May 15, 2015 debt refinancing (see “Liquidity and Capital Resources” for further discussion), the Company recorded a charge of $6,822. This charge includes non-cash charges of $6,790 resulting from the write off of certain unamortized debt issuance costs and the unamortized discount associated with the prior credit facility and $32 of legal expenses. In fiscal 2014, the Company refinanced its debt and recorded a charge of $27,578. This charge includes non-cash charges of $8,580 resulting from the write off of certain unamortized debt issuance costs and the unamortized discount associated with the outstanding credit facility at that time and $18,998 of cash payments primarily related to the early redemption of senior notes and senior discount notes, plus legal expenses.

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

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2016 and fiscal 2015. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Report.

	Fiscal 2016 – Period Ended (1) (unaudited)				Fiscal 2015 – Period Ended (1) (unaudited)
	Jan 29, 2017	Oct 30, 2016	Jul 31, 2016	May 1, 2016	Jan 31, 2016	Nov 1, 2015	Aug 2, 2015	May 3, 2015
Food and beverage revenues	$126,001	101,343	107,672	117,124	$113,237	89,826	99,213	103,565
Amusement and other revenues	144,181	127,316	136,658	144,863	120,978	102,927	118,126	119,110

Total revenues	270,182	228,659	244,330	261,987	234,215	192,753	217,339	222,675
Cost of food and beverage	31,174	26,560	27,573	29,639	28,522	23,575	25,880	26,780
Cost of amusement and other	16,726	15,581	16,535	16,512	14,371	12,842	15,074	15,766

Total costs of products	47,900	42,141	44,108	46,151	42,893	36,417	40,954	42,546
Operating payroll and benefits	62,213	55,034	55,203	56,377	53,008	48,048	50,081	48,992
Other store operating expenses	72,835	71,888	71,069	71,530	61,417	63,762	63,813	61,194
General and administrative expense	14,343	13,506	13,585	13,040	14,615	12,640	13,501	12,844
Depreciation and amortization expense	23,197	22,864	21,434	20,810	20,413	20,032	19,638	18,577
Pre-opening costs	5,024	4,553	2,932	2,905	3,807	2,395	2,585	2,774

Total operating costs	225,512	209,986	208,331	210,813	196,153	183,294	190,572	186,927

Operating income	44,670	18,673	35,999	51,174	38,062	9,459	26,767	35,748
Interest expense, net	1,412	1,578	1,885	2,110	2,407	2,184	2,223	4,650
Loss on debt retirement	—	—	—	—	—	—	6,822	—

Income before provision for income taxes	43,258	17,095	34,114	49,064	35,655	7,275	17,722	31,098
Provision for income taxes	15,891	6,340	12,602	17,903	12,705	2,721	5,149	11,556

Net income	$27,367	$10,755	$21,512	$31,161	$22,950	$4,554	$12,573	$19,542

Stores open at end of period (2)	92	88	86	84	81	77	76	74
Quarterly total revenues as a percentage of annual total revenues	26.9%	22.7%	24.3%	26.1%	27.0%	22.2%	25.1%	25.7%
Change in comparable store sales	3.2%	5.9%	1.0%	3.6%	6.0%	8.8%	11.0%	9.9%

(1)	We operate on a 52 or 53 week fiscal year. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. Our fiscal years ended January 29, 2017 and January 31, 2016 both consist of 52 weeks.
(2)	Our store counts have been adjusted downward for store closures.

Liquidity and Capital Resources

Overview

We finance our activities through cash flow from operations and availability under our existing credit facility. As of January 29, 2017, we had cash and cash equivalents of $20,083, net working capital deficit of $102,193 and outstanding debt obligations of $264,750. We also had $218,984 in borrowing availability under our credit facility.

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

As of January 29, 2017, we expect our short-term liquidity requirements to include (a) approximately $156,000 to $166,000 of capital additions (net of tenant improvement allowances from landlords), (b) scheduled debt service payments under our credit facility of $13,627 including interest payments of $6,127 (c) lease obligation payments of $88,399 and (d) estimated cash income tax payments of approximately $53,000.

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

Effective June 7, 2016, our Board of Directors approved the terms of a share repurchase program, under which the Company is authorized to repurchase up to $100,000 of its common shares through the end of fiscal 2018. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. Purchases will be made at times and prices considered appropriate by management, subject to any applicable blackout periods. This authority will primarily be used to offset dilution caused by the issuance and exercise of stock options and other equity compensation. This program is not expected to impact our ability to execute our development plan or allocate capital for other corporate purposes such as remodeling, new games and maintenance. The share repurchase program may also be modified, suspended or discontinued at any time. During fiscal 2016, we have repurchased 566,756 shares at a total cost of $28,825 under this program.

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

Borrowing Capacity

During the second quarter of fiscal 2015, we refinanced a prior credit facility with outstanding borrowings of $430,000 and interest at LIBOR plus a spread ranging from 3.25% to 3.50%. Our current credit facility provides a $150,000 term loan facility and a $350,000 revolving credit facility and has a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $10,000 swingline sub-facility. The revolving facility was established to provide financing for general purposes. The term loan facility requires quarterly principal pay downs of $1,875 which began in the third quarter of fiscal 2015 through maturity, when the remaining balance is due. Our credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by Dave & Buster’s Holdings, Inc. and each of its direct and indirect domestic wholly-owned subsidiaries.

As of January 29, 2017, we had letters of credit outstanding of $5,016 and $218,984 of borrowing available under our credit facility. The interest rates per annum applicable to loans, other than swingline loans, under our credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leveraged ratio, at LIBOR plus a spread ranging from 1.5% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on our credit facility at January 29, 2017 was 2.28%. The weighted average effective interest rate incurred on our borrowings under our credit facility was 2.53%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our credit facility. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate credit facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. The derivative is not designated as a hedge and does not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $297 at January 29, 2017, is included in “Other assets and deferred charges” in the Consolidated Balance Sheets and was valued using an analysis based on market observable inputs. The fair value of the Company’s interest rate cap represents the amount the Company would receive to terminate the contract. For fiscal 2016 and fiscal 2015, interest expense includes $148 and $475, respectively, related to the change in the fair value of the interest rate cap.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year Ended January 29, 2017	Fiscal Year Ended January 31, 2016	Fiscal Year Ended February 1, 2015
Net cash provided by (used in):
Operating activities	$231,329	$186,983	$86,715
Investing activities	(159,485)	(161,540)	(129,573)
Financing activities	(77,256)	(70,824)	75,654

Fiscal 2016 Compared to Fiscal 2015

Net cash provided by operating activities was $231,329 for fiscal 2016 compared to $186,983 for fiscal 2015. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales, increased comparable store sales and improved operating margins.

Net cash used in investing activities was $159,485 for fiscal 2016 compared to $161,540 for fiscal 2015. Capital expenditures increased $17,685 to $180,577 (excluding the increase in fixed asset accrued liabilities of $11,610) in fiscal 2016 from $162,892 in fiscal 2015. During fiscal 2016, the Company spent $126,727 ($80,465 net of tenant improvement allowances and other payments from landlords) for new store construction, $19,974 related to a major remodel project on six existing stores, several smaller scale remodel projects and operating improvement initiatives, $17,967 for game refreshment and $15,909 for maintenance capital.

Net cash used in financing activities was $77,256 for fiscal 2016 compared to cash used in financing activities of $70,824 for fiscal 2015. The increase in cash used in financing activities during fiscal 2016 was primarily due to repurchases of common stock of $28,825. This increase was partially offset by net repayments of debt of $91,750 during fiscal 2015 compared to net repayments of $73,500 during fiscal 2016.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $190,000 and $200,000 ($156,000 to $166,000 net of tenant improvement allowances) in capital additions during fiscal 2017. The fiscal 2017 additions are expected to include approximately $152,000 to $162,000 ($118,000 to $128,000 net of tenant improvement allowances) for new store construction and operating improvement initiatives, including four store remodels, $15,000 for game refreshment and $23,000 in maintenance capital. A portion of the 2017 new store spend is related to stores that will be under construction in 2017 but will not be open until 2018.

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

Net cash used in financing activities was $70,824 for fiscal 2015 compared to cash provided by financing activities of $75,654 for fiscal 2014. Net cash used in financing activities during the current fiscal year reflects the impact of our May 15, 2015 debt refinancing and subsequent activity which resulted in a $91,750 net reduction to our outstanding long-term debt during fiscal 2015. Net cash used for debt reduction was partially offset by proceeds from stock option exercises and excess income tax benefits related to share-based compensation plans.

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

Contractual Obligations and Commercial Commitments

The following table sets forth the contractual obligations and commercial commitments as of January 29, 2017:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Credit Facility (1)	$264,750	$7,500	$15,000	$242,250	$—
Interest requirements (2)	19,203	6,127	11,504	1,572	—
Operating leases (3)	1,125,383	88,399	166,928	144,012	726,044

Total	$1,409,336	$102,026	$193,432	$387,834	$726,044

(1)	The Credit Facility includes a $150,000 term loan facility and $350,000 revolving credit facility, a letter of credit sub-facility, and a swingline sub-facility. As of January 29, 2017, we had borrowings of $126,000 under the revolving credit facility, borrowings of $138,750 under the term facility and $5,016 in letters of credit outstanding.
(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect January 29, 2017 of 2.28%.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Critical accounting policies and estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements for the year ended January 29, 2017. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of judgment by management. Judgment or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgment that is involved in preparing the consolidated financial statements.

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

We review our property and equipment annually or more frequently if an event occurs or circumstances change that would indicate that the carrying values of these long-lived assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans.

Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual store performance is deemed inadequate to recover the value of its assets. We forecast our future cash flows by considering a variety of factors, including the maturity of the store, recent store-level performance, store-level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to predict future undiscounted cash flows. However, the future cash flow forecast may be incorrect due to factors such as unanticipated variations in our sales, cost of products sold, labor expenses, the impact of competition, macroeconomic trends and issues related to the market in which the store is located. We compare this cash flow forecast to the carrying value of the assets of the store. Based on this analysis, if we believe that the carrying amount of the assets is not recoverable, an impairment charge would be recognized based upon the amount by which the carrying value of the assets exceeds fair value.

Goodwill and intangible assets. As of January 29, 2017 we had goodwill of approximately $272,629 and intangible assets of $79,000 representing tradenames. Goodwill and tradenames which have an indefinite useful life, are not subject to amortization, and are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. Goodwill and tradenames are evaluated at year end at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit.

When evaluating goodwill and tradenames for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that its reporting unit or tradenames are impaired. If we do not perform a qualitative assessment to determine that it is more likely than not that the fair value of our reporting unit and tradenames exceeds their carrying amounts, we perform a quantitative assessment and calculate the estimated fair value of our reporting unit or tradenames. If the carrying amount of our reporting unit exceeds the estimated fair value, additional analysis is performed to determine the goodwill impairment amount based on a comparison of the carrying amount of our reporting unit goodwill and its implied fair value. If the carrying amount of our tradenames exceeds the estimated fair value, an impairment charge is recognized to reduce the carrying value to the estimated fair value. Our decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of our reporting unit’s or tradename’s estimated fair value over carrying value at the last quantitative assessment date and the amount of time in between quantitative fair value assessments.

For fiscal year 2016 and 2015, we determined that there was no impairment to our goodwill or tradenames.

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

Accounting for amusement operations. The majority of our amusement revenue is derived from customer purchases of game play credits on Power Cards which allow our customers to play the video and redemption games in our midways. We have recognized a liability for the estimated amount of unused game play credits, which we believe our customers will utilize in the future based on credits remaining on Power Cards, historic utilization patterns and revenue per game play credit sold. Certain midway games allow customers to earn tickets, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when tickets are utilized by the customer by redeeming the tickets for a prize in our WIN! area or storing the ticket value on a Power Card for future redemption. We have recorded a liability for the estimated amount of outstanding tickets that will be redeemed in subsequent periods based on tickets outstanding, historic redemption patterns and the estimated redemption cost of products per ticket.

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

Share-based compensation. Options to acquire stock in D&B Entertainment were granted to certain of our employees, outside directors, and consultants under the 2010 Stock Incentive Plan. The options are subject to either time-based vesting or performance-based vesting. Options granted under the 2010 Stock Incentive Plan terminate on the ten-year anniversary of the grants. No further equity or other awards will be made under the 2010 Stock Incentive Plan.

Options granted under the 2010 Stock Incentive Plan are subject to the grantees continued employment with or service to D&B Entertainment or its subsidiaries (subject to certain conditions in the event of grantee termination). Service-based options contain service-based (or time-based) vesting provisions, whereby the options will vest annually in equal amounts. As a result of the IPO, all performance-based shares were modified and became fully vested.

Options and awards granted in fiscal 2016, 2015 and 2014 were issued pursuant to the terms of the 2014 Stock Incentive Plan. The 2014 Stock Incentive Plan allows the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, other share-based awards and cash-based awards to employees, directors, and consultants of the Company. The term of service-based stock options is determined at the date of grant. Performance-based stock options can be based upon a variety of performance measures as defined in the plan document.

The valuation of our stock option awards has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate, as well as our estimated fair value of our common stock. Since our stock had not been publicly traded prior to our IPO, the expected volatility was based on an average of the historical volatility of certain of our competitors’ stocks over the expected term of the share-based awards. The dividend yield assumption was based on our history. The expected term of share-based awards represents the weighted-average period the share-based award was expected to remain outstanding.

The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term.

For all stock options granted prior to or in connection with our IPO during fiscal 2014, we obtained fair value analyses prepared by an independent third-party valuation firm. These valuations utilized approaches and methodologies consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and information provided by our management, including historical and projected financial information, prospects and risks, our performance, various corporate documents, capitalization and economic and financial market conditions. The third-party valuation firm also utilized other economic, industry, and market information obtained from other resources considered reliable. The method used by the valuation firm utilized discounted cash flow, guideline public company and external transaction approaches to determine value ranges. We believe the combination of these methods provides an appropriate estimate of our expected fair value ranges. For all stock options granted subsequent to our IPO, we have obtained fair value valuation analysis prepared by an independent third party valuation firm, and the analysis utilized the market determined share price.

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

The determinations of the fair values of our share-based awards are based on estimates and forecasts described above that may not reflect actual market results. These estimates and forecasts require us to make judgments that are highly complex and subjective. Additionally, past valuations relied on reference to other companies for the determination of volatility, trading multiples and other valuation inputs, future estimates of these factors will be based more on our performance as a public company. Values of restricted stock and restricted stock units awarded under the 2014 Stock Incentive Plan are based on quoted market prices. The use of company-specific attributes will likely impact the fair value of share-based payment programs in the future and the results may be different than using an average of industry participant attributes as has been utilized in the past.

Recent accounting pronouncements.

Refer to Note 1, Description of the Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

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

Interest Rate Risk

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our credit facility. Borrowings pursuant to our credit facility bear interest at a floating rate based on LIBOR, plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate credit facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. As of January 29, 2017, one-month LIBOR was 0.78%. Assuming no change in the balance of the revolving portion of the credit facility, we estimate that a hypothetical 25 basis point increase in one-month LIBOR would increase our annualized interest expense in the next year by approximately $600.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our stores is subject to inflationary increases in the costs of labor and material.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state or city minimum wage and increases in the minimum wage will increase our labor costs. Key states in which we operate, including California and New York, have recently enacted legislation to increase the minimum wage and/or minimum tipped wage rates by varying amounts. As of January 1, 2017, the State of California raised the state minimum hourly wage from $10.00 per hour to $10.50 per hour, with additional planned incremental increases up to $15.00 per hour by January 1, 2023. The State of New York raised the state minimum tipped wage from $5.00 per hour to $7.50 per hour effective December 31, 2015 with additional planned increases that vary locally within the state over the next several years. Several other states and local jurisdictions in which we operate have also enacted legislation to increase the minimum wage and/or minimum tipped wage with more planned increases in the future.

In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, improving productivity, or other operating changes. We may or may not be able to offset cost increases in the future.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 29, 2017. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 29, 2017, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Internal Control over Financial Reporting

A report of the Company’s management on the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) is included below. A report of KPMG LLP, an independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included herein.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 29, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2017 based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 29, 2017.

The effectiveness of our internal control over financial reporting as of January 29, 2017 has been audited by KPMG LLP.

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

The information required by Item 14 is incorporated herein by reference to the section entitled “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

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

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware Corporation

Date: March 28, 2017	By:	/s/ Brian A. Jenkins
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

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on March 28, 2017.

Signature		Title
By:	/s/ Stephen M. King	Chief Executive Officer and Director
	Stephen M. King	(Principal Executive Officer)

By:	/s/ Brian A. Jenkins	Senior Vice President and Chief Financial Officer
	Brian A. Jenkins	(Principal Financial and Accounting Officer)

By:	/s/ Alan J. Lacy	Chairman of the Board of Directors
Alan J. Lacy

By:	/s/ Victor L. Crawford	Director
Victor L. Crawford

By:	/s/ Michael J. Griffith	Director
Michael J. Griffith

By:	/s/ Jonathan S. Halkyard	Director
Jonathan S. Halkyard

By:	/s/ Patricia H. Mueller	Director
Patricia H. Mueller

By:	/s/ Kevin M. Sheehan	Director
Kevin M. Sheehan

By:	/s/ Jennifer Storms	Director
Jennifer Storms

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dave & Buster’s Entertainment, Inc.:

We have audited Dave & Buster’s Entertainment, Inc.’s internal control over financial reporting as of January 29, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dave & Buster’s Entertainment, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dave & Buster’s Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dave & Buster’s Entertainment, Inc. and subsidiaries as of January 29, 2017 and January 31, 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended January 29, 2017, January 31, 2016, and February 1, 2015, and our report dated March 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Dallas, Texas

March 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dave & Buster’s Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dave & Buster’s Entertainment, Inc. and subsidiaries as of January 29, 2017 and January 31, 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended January 29, 2017, January 31, 2016, and February 1, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dave & Buster’s Entertainment, Inc. and subsidiaries as of January 29, 2017 and January 31, 2016, and the results of their operations and their cash flows for the fiscal years ended January 29, 2017, January 31, 2016, and February 1, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dave & Buster’s Entertainment, Inc.’s internal control over financial reporting as of January 29, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Dallas, Texas

March 28, 2017

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	January 29, 2017	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$20,083	$25,495
Inventories	21,860	19,529
Prepaid expenses	15,828	12,954
Deferred income taxes	—	30,257
Income taxes receivable	5,901	4,146
Other current assets	11,932	17,699

Total current assets	75,604	110,080
Property and equipment (net of $387,505 and $309,345 accumulated depreciation as of January 29, 2017 and January 31, 2016, respectively)	606,865	523,891
Deferred tax assets	2,446	—
Tradenames	79,000	79,000
Goodwill	272,629	272,694
Other assets and deferred charges	16,189	18,036

Total assets	$1,052,733	$1,003,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$7,500	$7,500
Accounts payable	55,278	42,836
Accrued liabilities	112,327	103,614
Income taxes payable	2,692	2,697

Total current liabilities	177,797	156,647
Deferred income taxes	14,497	35,347
Deferred occupancy costs	147,592	125,259
Other liabilities	16,767	10,194
Long-term debt, net	256,628	329,916
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 42,469,570 shares at January 29, 2017 and 41,618,933 shares at January 31, 2016; outstanding: 42,204,587 shares at January 29, 2017 and 41,618,933 shares at January 31, 2016	425	416
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	310,230	280,828
Treasury stock, 264,983 and 0 shares as of January 29, 2017 and January 31, 2016, respectively	(14,817)	—
Accumulated other comprehensive loss	(723)	(970)
Retained earnings	144,337	66,064

Total stockholders’ equity	439,452	346,338

Total liabilities and stockholders’ equity	$1,052,733	$1,003,701

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Fiscal Year Ended January 29, 2017	Fiscal Year Ended January 31, 2016	Fiscal Year Ended February 1, 2015
Food and beverage revenues	$452,140	$405,841	$359,125
Amusement and other revenues	553,018	461,141	387,626

Total revenues	1,005,158	866,982	746,751
Cost of food and beverage	114,946	104,757	92,122
Cost of amusement and other	65,354	58,053	54,353

Total cost of products	180,300	162,810	146,475
Operating payroll and benefits	228,827	200,129	175,709
Other store operating expenses	287,322	250,186	225,763
General and administrative expenses	54,474	53,600	44,574
Depreciation and amortization expense	88,305	78,660	70,868
Pre-opening costs	15,414	11,561	9,501

Total operating costs	854,642	756,946	672,890

Operating income	150,516	110,036	73,861
Interest expense, net	6,985	11,464	34,789
Loss on debt retirement	—	6,822	27,578

Income before provision for income taxes	143,531	91,750	11,494
Provision for income taxes	52,736	32,131	3,858

Net income	90,795	59,619	7,636

Unrealized foreign currency translation gain (loss)	247	(324)	(479)

Total comprehensive income	$91,042	$59,295	$7,157

Net Income per share:
Basic	$2.16	$1.46	$0.22
Diluted	$2.10	$1.39	$0.21
Weighted average shares used in per share calculations:
Basic	41,951,770	40,968,455	35,314,884
Diluted	43,288,592	42,783,905	37,126,048

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amt.		Shares	Amt.
Balance February 2, 2014	33,452,684	$334	$152,661	248,412	$(1,189)	$(167)	$(1,191)	$150,448

Net income	—	—	—	—	—	—	7,636	7,636
Unrealized foreign currency translation loss	—	—	—	—	—	(479)	—	(479)
Share-based compensation	251	—	2,212	—	—	—	—	2,212
Issuance of common stock	6,764,705	68	100,591	—	—	—	—	100,659
Costs associated with the issuance of common stock	—	—	(1,779)	—	—	—	—	(1,779)

Balance February 1, 2015	40,217,640	402	253,685	248,412	(1,189)	(646)	6,445	258,697

Net income	—	—	—	—	—	—	59,619	59,619
Unrealized foreign currency translation loss	—	—	—	—	—	(324)	—	(324)
Share-based compensation	—	—	4,109	—	—	—	—	4,109
Issuance of common stock	1,401,293	14	6,286	—	—	—	—	6,300
Excess income tax benefit related to share-based compensation plans	—	—	16,834	—	—	—	—	16,834
Issuance of treasury stock	—	—	(86)	(248,412)	1,189	—	—	1,103

Balance January 31, 2016	41,618,933	416	280,828	—	—	(970)	66,064	346,338

Net income	—	—	—	—	—	—	90,795	90,795
Unrealized foreign currency translation gain	—	—	—	—	—	247	—	247
Share-based compensation	—	—	5,828	—	—	—	—	5,828
Excess income tax benefit related to share-based compensation plans	—	—	19,304	—	—	—	—	19,304
Issuance of common stock	850,637	9	4,351	—	—	—	—	4,360
Repurchase of common stock	—	—	—	566,756	(28,825)	—	—	(28,825)
Issuance of treasury stock	—	—	(81)	(301,773)	14,008	—	(12,522)	1,405

Balance January 29, 2017	42,469,570	$425	$310,230	264,983	$(14,817)	$(723)	$144,337	$439,452

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended January 29, 2017	Fiscal Year Ended January 31, 2016	Fiscal Year Ended February 1, 2015
Cash flows from operating activities:
Net income	$90,795	$59,619	$7,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	88,305	78,660	70,868
Payment of accreted interest at debt retirement	—	—	(50,193)
Accretion of note discount	—	—	8,341
Deferred taxes	6,961	7,853	(1,615)
Excess income tax benefit related to share-based compensation plans	(19,304)	(16,834)	—
Loss on disposal of fixed assets	1,533	1,411	1,771
Loss on debt retirement	—	6,790	8,580
Share-based compensation	5,828	4,109	2,212
Other, net	1,467	1,135	2,222
Changes in assets and liabilities:
Inventories	(2,331)	(1,072)	(3,103)
Prepaid expenses	(2,874)	(2,262)	(892)
Income tax receivable	(1,755)	(1,725)	25
Other current assets	6,032	(7,912)	(911)
Other assets and deferred charges	487	(4,365)	4
Accounts payable	832	3,391	8,720
Accrued liabilities	14,431	13,780	14,869
Income taxes payable	19,299	17,961	497
Deferred occupancy costs	20,156	25,407	16,919
Other liabilities	1,467	1,037	765

Net cash provided by operating activities	231,329	186,983	86,715

Cash flows from investing activities:
Capital expenditures	(180,577)	(162,892)	(129,688)
Proceeds from sale-leaseback transactions	20,262	—	—
Proceeds from sales of property and equipment	30	132	115
Collections on notes receivable	800	1,220	—

Net cash used in investing activities	(159,485)	(161,540)	(129,573)

Cash flows from financing activities:
Proceeds from debt	97,000	468,000	528,675
Payments of debt	(170,500)	(559,750)	(544,375)
Debt issuance costs	—	(3,311)	(8,212)
Proceeds from the issuance of common stock, net of underwriter fees	—	—	100,659
Payment of costs associated with the issuance of common stock	—	—	(1,093)
Repurchase of common stock	(28,825)	—	—
Proceeds from the exercise of stock options	4,360	6,300	—
Proceeds from issuance of treasury stock	1,405	1,103	—
Excess income tax benefit related to share-based compensation plans	19,304	16,834	—

Net cash provided by (used in) financing activities	(77,256)	(70,824)	75,654

Increase (decrease) in cash and cash equivalents	(5,412)	(45,381)	32,796
Beginning cash and cash equivalents	25,495	70,876	38,080

Ending cash and cash equivalents	$20,083	$25,495	$70,876

Supplemental disclosures of cash flow information:
Increase (decrease) in fixed asset accounts payable	$11,610	$4,444	$(9,811)
Cash paid for income taxes, net	$28,213	$8,009	$4,937
Cash paid for interest, net	$6,603	$10,718	$28,510
Cash paid for interest and related debt fees, related to debt retirement	$—	$32	$18,998
Cash paid for settlement of accreted interest on senior discount notes	$—	$—	$50,193

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1: Description of the Business and Summary of Significant Accounting Policies

Description of the business — Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. As of January 29, 2017, we owned and operated 92 stores located in 33 states and one Canadian province. We anticipate opening four additional stores in the first quarter of fiscal 2017.

Principles of consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity in conformity with accounting principles generally accepted in the United States or “GAAP”.

Fiscal year — We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2016, 2015, and 2014, which ended on January 29, 2017, January 31, 2016, and February 1, 2015, respectively, each contained 52 weeks.

Reclassifications — Certain amounts within the fiscal 2015 and fiscal 2014 Consolidated Statement of Cash Flows have been aggregated to conform to the fiscal 2016 presentation.

Use of estimates — The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, useful lives of property and equipment, fair value of share-based compensation, self-insurance reserves, deferred revenue on our Power Cards and gift cards, reserve for outstanding tickets, estimated effective tax rates and deferred tax valuation allowances.

Seasonality — Our revenues and operations are influenced by seasonal shifts in consumer spending. Revenues associated with spring and year-end holidays during our first and fourth quarters have historically been higher as compared to the other quarters. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to the other quarters.

Cash and cash equivalents — We consider transaction settlements in process from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts of $10,065 and $14,180 are presented in “Accounts payable” in the Consolidated Balance Sheets as of January 29, 2017 and January 31, 2016, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.

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

Other current assets — The balance includes construction allowance receivables of $7,021 and $13,097 as of January 29, 2017 and January 31, 2016, respectively, related to our new store openings. All receivable amounts are expected to be collected within one year.

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

We review our property and equipment annually, on a store-by-store basis to determine whether facts or circumstances exist that may indicate the carrying values of these long-lived assets are impaired. We compare store-level undiscounted operating cash flows (which exclude interest, general and administrative and other allocated expenses) to the carrying amount of property and equipment allocated to each store. If the expected future cash flows are less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its fair value. No impairment charges were recognized in fiscal 2016, 2015 or 2014.

Goodwill and other indefinite-lived assets — Goodwill and tradenames which have an indefinite useful life, are not subject to amortization, and are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. Goodwill and tradenames are evaluated at year end at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit.

When evaluating goodwill and tradenames for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that its reporting unit or tradenames are impaired. If we do not perform a qualitative assessment to determine that it is more likely than not that the fair value of our reporting unit and tradenames exceeds their carrying amounts, we perform a quantitative assessment and calculate the estimated fair value of our reporting unit or tradenames. If the carrying amount of our reporting unit exceeds the estimated fair value, additional analysis is performed to determine the goodwill impairment amount based on a comparison of the carrying amount of our reporting unit goodwill and its implied fair value. If the carrying amount of our tradenames exceeds the estimated fair value, an impairment charge is recognized to reduce the carrying value to the estimated fair value. Our decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of our reporting unit’s or tradename’s estimated fair value over carrying value at the last quantitative assessment date and the amount of time in between quantitative fair value assessments.

For fiscal year 2016 and 2015, we determined that there was no impairment to our goodwill or tradenames.

Fair value of financial instruments — Fair value is defined as the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level One inputs are quoted prices available for identical assets and liabilities in active markets; Level Two inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data; and Level Three inputs are less observable and reflect our own assumptions.

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

Derivative — In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate credit facility when one-month LIBOR exceeds 3.0%. The effective date of the interest rate cap agreement is October 7, 2015, and the agreement matures on October 7, 2019. The derivative is not designated as a hedge and does not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $297 at January 29, 2017, is included in “Other assets and deferred charges” in the Consolidated Balance Sheets and was valued using an analysis based on market observable inputs, representing Level Two assets as defined by GAAP. The fair value of the Company’s interest rate cap represents the amount the Company would receive to terminate the contract. For fiscal 2016 and fiscal 2015, interest expense includes $148 and $475, respectively, related to the change in the fair value of the interest rate cap.

Debt issuance costs — The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities, and these costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the related debt facility. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjusts the future amortization expense. Debt issuance costs on the revolving portion of our credit facility are included in “Other assets and deferred charges” in the Consolidated Balance Sheets. Debt issuance costs on the term loan portion of our credit facility are reported as a direct reduction from the carrying amount of our debt. This presentation of debt issuance costs related to our term loan facility was adopted retrospectively in the first quarter of fiscal 2016, and we reclassified debt issuance costs related to our term loan facility of $834 included in “Other assets and deferred charges” to “Long-term debt, net” on our previously reported consolidated balance sheet as of January 31, 2016.

The following table details amounts relating to debt issuance costs:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 29, 2017	January 31, 2016	February 1, 2015
Balance at beginning of period	$2,819	$6,186	$7,954
Write off of unamortized debt issuance cost—refinancing & early prepayment	—	(5,861)	(7,906)
Additional debt issuance costs	—	3,311	8,212
Amortization	(674)	(817)	(2,074)

Balance at end of period	$2,145	$2,819	$6,186

Notes receivable — Included in the fiscal 2016 and fiscal 2015 balance of “Other assets and deferred charges” in the Consolidated Balance Sheets are notes receivable from landlords for certain construction allowances related to two new store openings of $2,652 and $3,704, respectively. The current portion of $1,178 and $926 are included in the balance of “Other current assets” in the Consolidated Balance Sheets for fiscal 2016 and fiscal 2015, respectively. All notes receivable amounts are expected to be collected.

A 7.0% notes receivable, related to a sale-leaseback in 2001, with an outstanding principal balance of $1,220 was fully collected in fiscal 2015, prior to the scheduled repayment terms. The carrying value of the note was $727, net of discount. Interest expense, net for fiscal 2015 includes a $493 gain related to the collection of the notes receivable.

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

Proceeds from the sale of gift cards are deferred and recognized as revenue when the holder redeems the card or its likelihood of redemption, based on historical redemption patterns, becomes remote, and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdictions. The determination of the gift card breakage rate is based upon the company’s specific historical redemption patterns and the company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption. The liability for unredeemed gift cards is included in “Accrued liabilities” in the Consolidated Balance Sheets.

Amusements costs of products — Certain midway games allow customers to earn tickets, which may be redeemed for prizes. The cost of these prizes is included in the cost of amusement products and is generally recorded when tickets are utilized by the customer by redeeming the tickets for a prize in our WIN! area. Customers may also store the ticket value on a Power Card for future redemption. We have recorded a liability for the estimated amount of outstanding tickets that we believe will be redeemed in subsequent periods based on tickets outstanding, historic redemption patterns and the estimated redemption cost of products per ticket.

Advertising costs — Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. Advertising costs expensed were $33,795, $29,970, and $29,144 in fiscal 2016, 2015 and 2014, respectively. Advertising costs are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.

Rent — We currently lease the building or site of all our store locations. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes, and as of January 29, 2017, all our leases were classified as operating. The Company’s leases generally contain escalating rent payments over the lease term as well as optional renewal periods. The Company accounts for its leases by recognizing minimum base rent on a straight-line basis over the lease term, which includes reasonably assured renewal periods. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as “Deferred occupancy costs” in the Consolidated Balance Sheets. Tenant incentives used to fund leasehold improvements are recorded in “Deferred occupancy costs” and amortized as reductions of lease rent expense ratably over the lease term.

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

Share-based compensation — The Company maintains an equity incentive plan under which it may grant awards denominated in the Company’s common stock or units of the Company’s common stock, as well as cash variable compensation awards. The Company’s long-term incentive compensation provides awards to executive and management personnel as well as directors. Refer to Note 9: Share-Based Compensation for further discussion.

Share repurchase program — Effective June 7, 2016, our Board of Directors approved a share repurchase program authorizing up to $100,000 in share repurchases through the end of fiscal 2018. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. During the fourth quarter, the Company purchased 396,141 shares of common stock at an average cost of $54.17 per share. Since the inception of the repurchase program, the Company purchased 566,756 shares of common stock at an average cost of $50.86 per share.

Related party transactions — D&B Entertainment was initially owned by Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Funds”). As of January 29, 2017, the Oak Hill Funds no longer owned any of our outstanding stock. A stockholders’ agreement with Oak Hill Capital Management, LLC, which provided for the reimbursement of certain costs and expenses, terminated during the third quarter of fiscal 2016 when the Oak Hill Funds ownership fell below 5% of the Company’s outstanding stock. During fiscal 2016, fiscal 2015, and fiscal 2014, reimbursements were inconsequential. Mr. David Jones, who served on our Board of Directors until July 8, 2016, and who continues to serve as a senior advisor to the Oak Hill Funds, received compensation of $33, $70, and $100 in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. As of January 29, 2017, certain members of our Board of Directors and our management owned approximately 1.0% of our outstanding stock.

Comprehensive income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Fiscal 2016 and fiscal 2015 comprehensive income consists of net income and foreign currency translation adjustments. The foreign currency translation adjustment represents the unrealized impact of translating the financial statements of our two Ontario, Canada locations from their respective functional currency (Canadian dollars) to U.S. dollars. This amount is not included in net income and would only be realized upon disposition of the Canadian stores business. The “Accumulated other comprehensive loss” is presented in the Consolidated Balance Sheets.

Recent accounting pronouncements — In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which eliminates Step 2 from the goodwill impairment test. Under the new standard, annual and interim goodwill impairment tests will compare the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting units’ fair value, not to exceed the total amount of goodwill. The pronouncement is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows and the calculation of diluted net income per share. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. The adoption of this guidance will require prospective recognition of excess tax benefits and deficiencies (that result from an increase or decrease in the fair value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity, with the change in classification to be applied either retrospectively or prospectively. The ASU’s income tax aspects also impact the calculation of diluted earnings per share by excluding excess tax benefits from the calculation of assumed proceeds available to repurchase shares under the treasury-stock method. The extent of excess tax benefits is subject to variation in the Company’s stock price and the timing/extent of restricted stock unit vestings and stock option exercises. The Company reported excess tax benefits of $19,304 and $16,834 in fiscal 2016 and fiscal 2015, respectively. The fiscal 2016 and fiscal 2015 amounts of excess tax benefits are not necessarily indicative of future amounts that may arise in years following implementation of the new accounting pronouncement, and we expect the adoption of this standard may have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires the present value of committed operating lease payments to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. As of January 29, 2017, the Company had an estimated $1,125,000 in undiscounted future minimum lease commitments. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for interim and annual periods beginning after December 15, 2018, using a modified retrospective adoption method and early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements. We expect the adoption of this guidance will result in a material increase in the assets and liabilities on our Consolidated Balance Sheets and will likely have an insignificant impact on our Consolidated Statements of Comprehensive Income.

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

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40), which provides guidance to customers regarding how to account for a cloud computing arrangement. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance was effective for fiscal years beginning after December 31, 2015. Our adoption of this guidance in the first quarter of fiscal 2016 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance and outlines a single comprehensive model for entities to use in accounting for revenue. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. The update is now effective for interim and annual periods beginning after December 15, 2017. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We have determined that the new revenue recognition standard will not have a material impact on our recognition of food, beverage or amusement revenues.

Note 2: Inventories

Inventories consist of the following for the fiscal years ended:

	January 29, 2017	January 31, 2016
Operating store—food and beverage	$5,784	$4,975
Operating store—amusement	7,772	6,777
Corporate warehouse—amusement, supplies and other	8,304	7,777

	$21,860	$19,529

Amusement inventory includes electronics, plush toys and small novelty and other items used as redemption prizes for certain midway games, as well as supplies needed for midway operations.

Note 3: Property and Equipment

Property and equipment consist of the following for the fiscal years ended:

	January 29, 2017	January 31, 2016
Land	$3,608	$7,288
Buildings and building improvements	16,215	14,339
Leasehold improvements	512,806	448,723
Furniture, fixtures and equipment	236,453	188,689
Games	171,714	139,406
Construction in progress	53,574	34,791

Total cost	994,370	833,236
Accumulated depreciation	(387,505)	(309,345)

Property and equipment, net	$606,865	$523,891

Property and equipment (excluding land) are depreciated using the straight-line method over the estimated useful life of the assets. Depreciation expense totaled $86,906 for fiscal 2016, $77,261 for fiscal 2015, and $69,466 for fiscal 2014. Interest costs capitalized during the construction of facilities were $462 for fiscal 2016, $559 for fiscal 2015, and $535 for fiscal 2014.

During fiscal 2016, we purchased land in Tampa, Florida in the amount of $3,608, for a future store site, which is expected to open in early fiscal 2018. Additionally during fiscal 2016, we completed sale-leaseback transactions under which we sold the land and buildings of two of our stores to an unrelated party. Net proceeds from the sales were $20,262. In connection with the dispositions, we entered into two long-term leases. The leases are classified as operating leases and the gains of $126 realized on the sales have been deferred and will be amortized over the initial lease term of twenty years.

Note 4: Goodwill and Other Intangible Assets

The following table presents our goodwill and intangible assets for the fiscal years ended:

		January 29, 2017		January 31, 2016
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Not subject to amortization:
Tradenames		$79,000	$—	$79,000	$—
Goodwill		272,629	—	272,694	—

Total not subject to amortization		351,629	—	351,694	—

Subject to amortization:
Trademarks	7 years	8,500	(8,104)	8,500	(6,893)
Customer relationships	9 years	1,700	(1,259)	1,700	(1,071)

Total subject to amortization		10,200	(9,363)	10,200	(7,964)

Total goodwill and intangibles		$361,829	$(9,363)	$361,894	$(7,964)

The carrying amount of goodwill is impacted by foreign currency translation adjustments. During fiscal 2016 goodwill was reduced by $65 as a result of the foreign currency translation adjustment while during fiscal 2015 it was increased by $102.

Intangible assets subject to amortization are included in “Other assets and deferred charges”, net of accumulated amortization, on the Consolidated Balance Sheets. The remaining weighted-average amortization period for intangibles subject to amortization is 1.3 years. Amortization expense was $1,399, $1,399, and $1,402 for the fiscal 2016, 2015, and 2014, respectively. Estimated amortization expense relating to intangible assets subject to amortization is $588, $188, and $61 for each of the next three fiscal years at which time the intangible assets subject to amortization will be fully amortized.

Note 5: Accrued Liabilities

Accrued liabilities consist of the following as of the fiscal years ended:

	January 29, 2017	January 31, 2016
Deferred amusement revenue	$28,305	$22,623
Compensation and benefits	20,886	25,054
Amusement redemption liability	15,431	12,816
Rent	14,260	12,277
Deferred gift card revenue	6,957	6,705
Property taxes	4,650	3,556
Current portion of long term insurance reserves	4,460	3,591
Sales and use taxes	3,872	3,669
Customer deposits	3,003	2,734
Utilities	2,969	2,753
Inventory received but not invoiced	1,134	1,019
Other	6,400	6,817

Total accrued liabilities	$112,327	$103,614

Note 6: Debt

Long-term debt consists of the following as of the fiscal years ended:

	January 29, 2017	January 31, 2016
Credit Facility—term	$138,750	$146,250
Credit Facility—revolver	126,000	192,000

Total debt outstanding	264,750	338,250
Less:
Current installments—term	(7,500)	(7,500)
Debt issuance costs—term	(622)	(834)

Long-term debt, net	$256,628	$329,916

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

As of January 29, 2017, we had letters of credit outstanding of $5,016 and $218,984 of borrowing available under our Credit Facility. We believe that the carrying amount of the Credit Facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s Credit Facility was determined to be a Level Two instrument as defined by GAAP.

The interest rates per annum applicable to loans, other than swingline loans, under the Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.50% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on the Credit Facility at January 29, 2017 was 2.28%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.53%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our Credit Facility contains restrictive covenants that, among other things, places certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our Credit Facility requires us to maintain certain financial ratio covenants. As of January 29, 2017, we were in compliance with the restrictive covenants under the Credit Facility.

The proceeds of the Credit Facility were used to refinance in full the balance of a prior credit facility and to pay related interest and expenses. As a result of the refinancing, we incurred a loss on extinguishment charge of $6,822 in the second quarter of fiscal 2015, consisting of the write-off of unamortized debt issuance costs, unamortized discount and cash paid for related debt fees.

Prior credit facilities and notes — During the second quarter of fiscal 2014, proceeds from a senior secured credit facility were used to refinance all of the outstanding credit facility and senior note balances. In October 2014, the Company used proceeds from its initial public offering (“IPO”) and available cash balances to make a prepayment on the existing credit facility. As a result of this activity, we recorded a loss on extinguishment of $27,578.

Future debt obligations — The following table sets forth our future debt principal payment obligations as of:

January 29, 2017
1 year or less	$7,500
2 years	7,500
3 years	7,500
4 years	242,250
5 years	—
Thereafter	—

Total future payments	$264,750

Interest expense, net — The following tables set forth our recorded interest expense, net for the fiscal years ended:

	January 29, 2017	January 31, 2016	February 1, 2015
Interest expense on credit facilities and notes	$6,896	$11,482	$25,017
Interest accretion on note	—	—	8,341
Gain on early collection of note receivable	—	(493)	—
Amortization of issuance cost and discount	674	867	2,295
Interest income	(271)	(308)	(329)
Capitalized interest	(462)	(559)	(535)
Change in fair value of interest rate cap	148	475	—

Total interest expense, net	$6,985	$11,464	$34,789

Note 7: Income Taxes

The following table sets forth our provision for income taxes for the fiscal years ended:

	January 29, 2017	January 31, 2016	February 1, 2015
Current provision:
Federal	$35,596	$18,342	$739
State and local	10,107	5,810	4,617
Foreign	72	126	117

Total current provision	45,775	24,278	5,473

Deferred provision (benefit):
Federal	7,318	8,384	(730)
State and local	(287)	(623)	(978)
Foreign	(70)	92	93

Total deferred provision (benefit)	6,961	7,853	(1,615)

Provision for income taxes	$52,736	$32,131	$3,858

The following tables set forth the significant components of our deferred assets and liabilities as of the fiscal years ended:

	January 29, 2017	January 31, 2016
Deferred tax assets:
Deferred revenue and redemption ticket liability	$18,318	$14,938
Leasing transactions	13,735	10,578
Accrued liabilities	3,990	5,143
Workers compensation and general liability insurance	4,698	4,235
Tax credit carryovers	—	4,490
Share-based compensation	5,284	3,538
Net operating loss carryovers	2,040	2,241
Indirect benefit of unrecognized tax benefits	563	536
Other	3,108	2,672

Total	51,736	48,371
Valuation allowance	(821)	(1,006)

Total deferred tax assets, net of valuation allowance	50,915	47,365

Deferred tax liabilities:
Trademark/tradename	(31,545)	(31,907)
Property and equipment	(30,956)	(20,115)
Other	(465)	(433)

Total deferred tax liabilities	(62,966)	(52,455)

Net deferred tax liabilities	$(12,051)	$(5,090)

Reported as:
Deferred tax assets, net—current	—	30,257
Deferred tax assets, net—noncurrent	2,446	—
Deferred tax liablities, net—noncurrent	(14,497)	(35,347)

Net deferred tax liabilities	$(12,051)	$(5,090)

At January 29, 2017, we had a valuation allowance of $821 against our deferred tax assets. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income in the jurisdiction and during periods in which temporary differences become deductible. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income; consistent generation of annual taxable income, and estimations of future taxable income we have concluded that it is more likely than not that we will realize the federal tax benefits associated with our deferred tax assets. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize only a portion of these benefits. Accordingly, we have established a valuation allowance to reduce those deferred tax assets to an amount which we believe will ultimately be realized.

As of January 29, 2017, we have $63,245 of state net operating loss carryforwards. Included in state net operating loss carryforwards is approximately $22,233 of state net operating loss carryforwards related to excess stock compensation. Generally, state net operating losses can be carried forward 20 years. State net operating loss carryforwards do not begin to expire until 2018. As of January 29, 2017, we could not conclude that it was more likely than not that all of our state net operating loss carryforwards, when considered on a state by state basis, will be fully utilized prior to their expiration. Included in our total valuation allowance is $646 related to state net operating losses that may not be realized.

The following table sets forth the change in unrecognized tax benefits excluding interest, penalties and related income tax benefits for the fiscal years ended:

	January 29, 2017	January 31, 2016	February 1, 2015
Balance at beginning of year	$1,263	$566	$476
Additions for tax positions of prior years	240	711	90
Reductions for tax positions of prior years	(76)	—	—
Lapse of statute of limitations	(79)	(14)	—

Balance at end of year	$1,348	$1,263	$566

As of January 29, 2017 and January 31, 2016, the accrued interest and penalties on the unrecognized tax benefits were $355 and $399, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Comprehensive Income.

We currently anticipate that approximately $39 of unrecognized tax benefits will be settled through federal and state audits or will be recognized as a result of the expiration of statute of limitations during fiscal 2018. Future recognition of potential interest or penalties, if any, will be recorded as a component of income tax expense. Because of the impact of deferred tax accounting, $980 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The following table sets forth the reconciliation of the federal statutory rate to the effective income tax rate for the fiscal years ended:

	January 29, 2017	January 31, 2016	February 1, 2015
Federal corporate statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	4.4%	2.8%	20.7%
Foreign taxes	—%	(0.1)%	—%
Nondeductible expenses	1.5%	1.7%	11.3%
Tax credits	(4.1)%	(5.4)%	(31.4)%
Valuation allowance	(0.1)%	0.1%	(4.0)%
Change in reserve	—%	0.8%	1.2%
Other	—%	0.1%	0.9%

Effective tax rate	36.7%	35.0%	33.7%

We file consolidated income tax returns with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2012.

Note 8: Leases

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional contingent rentals based on revenues. Rent expense is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income. For fiscal 2016, rent expense for operating leases was $77,964, including contingent rentals of $4,263. For fiscal 2015, rent expense for operating leases was $67,537, including contingent rentals of $4,580. For fiscal 2014, rent expense for operating leases was $61,174, including contingent rentals of $3,310. At January 29, 2017 future minimum lease payments, including any periods covered by renewal options we are reasonably assured of exercising are:

2017	2018	2019	2020	2021	Thereafter	Total
$88,072	$85,384	$81,292	$75,038	$68,959	$726,044	$1,124,789

At January 29, 2017, we also had lease commitments on equipment as follows:

2017	2018	2019	2020	2021	Thereafter	Total
$327	$179	$73	$12	$3	$—	$594

As of January 29, 2017 we have signed operating lease agreements for eight future sites which are expected to open in fiscal 2017. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of January 29, 2017 we have signed twenty additional lease agreements for future sites. Our commitments under these agreements are contingent, upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above. Subsequent to the year ended January 29, 2017, our future site located in Bayamon, Puerto Rico, included in the twenty lease agreements noted above, has been delivered by the landlord resulting in future commitments of approximately $28,000.

Note 9: Share-Based Compensation

The Company may grant stock options, restricted stock or restricted stock units (“RSU’s”) to executive and management personnel as well as directors. The share-based awards granted in fiscal 2010 through fiscal 2013, consisting of both time-based and performance-based options, were issued pursuant to the terms of the 2010 Stock Incentive Plan. All time-based options become exercisable ratably over a five-year period from the grant date. Performance-based options contain various performance-based vesting provisions depending on the type of performance option granted. As a result of the IPO on October 9, 2014, all performance-based options issued under the 2010 Stock Incentive Plan were modified and became fully vested. All option awards granted prior to the IPO were adjusted to affect the 224.9835679 for 1 stock split on both number of outstanding options and the exercise price.

The share-based awards granted in fiscal 2016, fiscal 2015 and fiscal 2014 were issued pursuant to the terms of the 2014 Stock Incentive Plan. The maximum number of shares of common stock issuable under the 2014 Stock Incentive Plan is 3,100,000 shares. Time-based options granted to employees generally become exercisable ratably over a three-year period from the grant date. Certain time-based options granted to executives at the IPO date vest 50% after a period of three years and 50% after a period of four years. Performance-based RSU’s awarded to employees fully vest after three years, subject to the achievement of performance conditions. Time-based RSU’s granted during fiscal 2016 have various service periods not exceeding five years.

Options granted under both plans terminate on the ten-year anniversary of the grants. Stock option awards generally provide continued vesting, in the event of termination, for employees that reach age 60 or greater and have at least ten years of service or for employees that reach age 65. Unvested stock options, restricted stock and RSU’s are generally forfeited by employees who terminate prior to vesting.

Each share granted subject to a stock option award or time-based RSU award reduces the number of shares available under the Company’s stock incentive plans by one share. Each share granted subject to a performance RSU award reduces the number of shares available under the 2014 Stock Incentive Plan by a range of one share if the target performance is achieved, up to a maximum of two shares for performance above target and a minimum of no shares if performance is below a minimum threshold target.

Compensation expense associated with share-based equity awards granted has been calculated as required by current accounting standards related to stock compensation. The valuation of our stock option awards has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate, as well as our estimated fair value of our common stock. Since our stock had not been publicly traded prior to our IPO, the expected volatility was based on an average of the historical volatility of certain of our competitors’ stocks over the expected term of the share-based awards. The dividend yield assumption was based on our history. The expected term of share-based awards represented the weighted-average period the share-based award was expected to remain outstanding. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term. For all stock options granted prior to or in connection with our IPO during fiscal 2014, we obtained fair value valuation analysis prepared by an independent third-party valuation firm. These valuations utilized approaches and methodologies consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and information provided by our management, including historical and projected financial information, prospects and risks, our performance, various corporate documents, capitalization and economic and financial market conditions. The third-party valuation firm also utilized other economic, industry, and market information obtained from other resources considered reliable. The method used by the valuation firm utilized discounted cash flow, guideline public company and external transaction approaches to determine value ranges. We believe the combination of these methods provides an appropriate estimate of our expected fair value ranges. For all stock options granted subsequent to our IPO, we have obtained fair value valuation analyses prepared by an independent third-party valuation firm, and the analyses utilized the market-determined share price.

The significant assumptions used in determining the underlying fair value of the weighted-average options granted in fiscal 2016, 2015 and 2014 were as follows:

	2014 Stock Incentive Plan
	Fiscal 2016	Fiscal 2015	Fiscal 2014
	Service Based	Service Based	Service Based
Volatility	34.0%	37.0%	51.3%
Risk free interest rate	1.29%	1.56%	1.96%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term – in years	5.9	5.9	6.8
Weighted average calculated value	$13.62	$12.01	$8.45

Compensation expense related to stock options with only service conditions (time-based) is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award or to the date on which retirement eligibility is achieved, if shorter. As a result of the IPO and the related accelerated vesting of all performance-based options, and resulting re-evaluation of forfeiture assumptions related to such options, the Company recognized additional compensation expense of $1,080 during fiscal 2014. Compensation expense related to stock option plans was $3,483, $2,964 and $2,212 during the fiscal year ended January 29, 2017, January 31, 2016 and February 1, 2015, respectively.

Compensation expense for RSU’s and restricted shares is based on the market price of the shares underlying the awards on the grant date. Compensation expense for RSU’s based on performance reflects the estimated probability that performance conditions at target or above will be met, and time-based RSU’s and restricted shares are expensed ratably over the service period. We recorded compensation expense related to our RSU’s and restricted shares awards of $2,345 and $1,145 during the fiscal year ended January 29, 2017 and January 31, 2016, respectively.

Transactions related to stock option awards during fiscal 2016 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Service based options		Service based options		Performance based options
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2016	699,179	$21.72	451,401	$7.07	1,890,424	$4.57
Granted	279,915	39.14	—	—	—	—
Exercised	(15,732)	31.71	(109,760)	5.44	(1,007,012)	4.64
Forfeited	(129,863)	24.62	—	—	—	—

Outstanding at January 29, 2017	833,499	26.93	341,641	7.59	883,412	4.49

Exercisable at January 29, 2017	89,227	$31.79	229,174	$7.34	883,412	$4.49

The total intrinsic value of options exercised during fiscal 2016 and 2015 was $50,403 and $45,090, respectively. The unrecognized expense related to our stock option plan totaled approximately $2,503 as of January 29, 2017 and will be expensed over a weighted average 1.4 years. For options outstanding at January 29, 2017, the weighted average remaining contractual life was 5.8 years and the aggregate intrinsic value was $83,800. For options exercisable at January 29, 2017, the weighted average remaining contractual life was 4.3 years and the aggregate intrinsic value was $57,400.

Transactions related to time-based and performance-based RSU’s and restricted stock during fiscal 2016 were as follows:

	Shares	Weighted Average Fair Value
Outstanding at January 31, 2016	70,534	$31.75
Granted	85,275	40.71
Vested	(11,174)	32.18
Forfeited	(16,547)	35.47

Outstanding at January 29, 2017	128,088	$37.19

Fair value of our time-based and performance-based RSU’s and restricted stock is based on our closing stock price on the date of grant. The weighted average fair value for RSU’s and restricted stock issued during fiscal 2016 and fiscal 2015 was $40.71 and $31.75, respectively. The fair value of shares that vested during fiscal 2016 was $360 and there were no shares vested during fiscal 2015. The unrecognized expense related to our time-based and performance-based RSU’s and unvested restricted stock was $4,140 as of January 29, 2017 and will be expensed over a weighted average 2.2 years.

The Company satisfies stock option exercise activity and share unit conversion through both the issuance of new shares and the use of existing treasury shares.

Note 10: Employee Benefit Plans

We sponsor a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service. We provide for a guaranteed matching of 25% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined by the 401(k) Plan. The Company also has a discretionary contribution dependent upon attaining the performance target. Should the Company achieve the performance target, it would contribute an additional 25% of qualified employee contributions. Employees may elect to contribute up to 50% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Expenses related to our contributions to the 401(k) Plan were $889, $764, and $648 for fiscal 2016, 2015, and 2014, respectively.

The Company offers a deferred compensation plan that permits a select group of management or highly compensated employees to defer a portion of their compensation. Under this plan, eligible employees may elect to defer up to 50% of their base salary on a pre-tax basis each plan year. Each pay period, the Company matches 25% of the employee’s contributions up to the first 6% of salary deferred. At the end of each year, if the Company’s performance target is met, the Company contributes an additional amount, equal to the employer match contributed each pay period. Any contributions to a participant’s account vest in equal portions over a five-year period, and becomes immediately vested upon termination of a participant’s employment on or after age 65 or by reason of the participant’s death or disability, and upon a change of control (as defined). The deferred compensation plan assets are invested through a rabbi trust. Assets in the rabbi trust are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value using quoted prices available on identical assets and liabilities in active markets, representing Level One assets as defined by GAAP. The Company recognized $237, $211 and $205 of deferred compensation expense in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. As of January 29, 2017, $5,105 of deferred compensation plan assets are included in “Other assets and deferred charges” and the offsetting deferred compensation plan liabilities are included in “Other liabilities” in the accompanying Consolidated Balance Sheets.

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

We are subject to the terms of a settlement agreement with the Federal Trade Commission that requires us, on an ongoing basis, to establish, implement, and maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality, and integrity of personal information collected from or about consumers. The agreement does not require us to pay any fines or other monetary assessments and we do not believe that the terms of the agreement will have a material adverse effect on our business, operations, or financial performance.

Note 12: Earnings per share

Basic earnings per share (“EPS”) represents net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS represents net income divided by the basic weighted average number of common shares plus, if dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested) and unvested RSU’s. Unvested performance RSU’s were not included in the calculation of dilutive common shares as they did not meet the criteria for inclusion per GAAP guidance. The effect of dilutive common shares is determined using the treasury-stock method.

The following table sets forth the computation of EPS, basic and diluted for the fiscal years ended:

(in thousands, except share and per share data)	January 29, 2017	January 31, 2016	February 1, 2015
Numerator:
Net income	$90,795	$59,619	$7,636
Denominator:
Basic weighted average common shares outstanding	41,951,770	40,968,455	35,314,884
Effect of dilutive common shares for equity-based awards	1,336,822	1,815,450	1,811,164
Diluted weighted average common shares outstanding	43,288,592	42,783,905	37,126,048
Net income per share:
Basic	$2.16	$1.46	$0.22
Diluted	$2.10	$1.39	$0.21

Note 13: Quarterly Financial Information (unaudited)

	Fiscal 2016 Quarters Ended
	5/1/2016	7/31/2016	10/30/2016	1/29/2017
Total revenues	$261,987	$244,330	$228,659	$270,182
Income before provision for income taxes	49,064	34,114	17,095	43,258
Net income	31,161	21,512	10,755	27,367
Net income per share of common stock:
Basic	$0.75	$0.51	$0.26	$0.65
Diluted	$0.72	$0.50	$0.25	$0.63
Weighted average number of shares outstanding:
Basic	41,659,879	41,870,680	42,061,235	42,215,285
Diluted	43,112,141	43,283,834	43,327,812	43,369,754
Stores open at end of period	84	86	88	92

	Fiscal 2015 Quarters Ended
	5/3/2015	8/2/2015	11/1/2015	1/31/2016
Total revenues	$222,675	$217,339	$192,753	$234,215
Income before provision for income taxes	31,098	17,722	7,275	35,655
Net income	19,542	12,573	4,554	22,950
Net income per share of common stock:
Basic	$0.49	$0.31	$0.11	$0.55
Diluted	$0.46	$0.29	$0.11	$0.53
Weighted average number of shares outstanding:
Basic	40,235,141	40,850,649	41,241,274	41,548,060
Diluted	42,377,014	42,706,155	42,938,502	43,097,656
Stores open at end of period	74	76	77	81

Income before provision for income taxes for fiscal 2015 included a $6,822 loss on debt retirement due to the refinancing of debt during the second quarter.

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on June 17, 2016 (No. 001-35664))

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Quarterly Report filed on Form 10-Q by Dave & Buster’s Entertainment, Inc. on December 17, 2014 (No. 001-35664))

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

10.1	Form of Employee Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and the various executive officers of Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.2	Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-4 Registration Statement filed by Dave & Buster’s, Inc. on August 11, 2010 (No. 333-168759))

10.3	Amendment No. 1 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s, Inc. on June 15, 2011) (No. 001-15007)

10.4	Amendment No. 2 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by Dave & Buster’s, Inc. on April 16, 2013) (No. 001-15007)

10.5	Dave & Buster’s Entertainment, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on October 9, 2014 (No. 333-199239))

10.6	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.7	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.8 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.8	Form of Restricted Stock Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.9 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.9	Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.10 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.10	Dave & Buster’s Select Executive Retirement Plan as amended and restated by Dave & Buster’s I, L.P., effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 8, 2014 (No. 333-198641))

Exhibit Number	Description

10.11	Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.12 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

10.12	Credit Agreement, dated as of May 15, 2015 by and among Dave & Buster’s Holdings, Inc., the direct and indirect Subsidiaries of the Borrower from time to time party thereto, as guarantors, the several financial institutions from time to time party thereto, as lenders, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer and Wells Fargo, National Association, as syndication agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 18, 2015)

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Stephen M. King, Chief Executive Officer and Director of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein