Form 10-Q
period 2017-04-30
Dave & Buster's Entertainment, Inc.
filed 2017-06-06
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2017

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2017, there were 41,478,780 shares of the Issuer’s common stock outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED APRIL 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 30, 2017	January 29, 2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,945	$20,083
Inventories	23,019	21,860
Prepaid expenses	17,754	15,828
Income taxes receivable	1,223	5,901
Other current assets	17,409	11,932

Total current assets	79,350	75,604
Property and equipment (net of $407,585 and $387,505 accumulated depreciation as of April 30, 2017 and January 29, 2017, respectively)	625,808	606,865
Deferred tax assets	3,224	2,446
Tradenames	79,000	79,000
Goodwill	272,669	272,629
Other assets and deferred charges	16,665	16,189

Total assets	$1,076,716	$1,052,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$7,500	$7,500
Accounts payable	56,973	55,278
Accrued liabilities	115,425	112,327
Income taxes payable	16,976	2,692

Total current liabilities	196,874	177,797
Deferred income taxes	13,858	14,497
Deferred occupancy costs	156,681	147,592
Other liabilities	18,079	16,767
Long-term debt, net	236,805	256,628
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 42,469,570 shares at April 30, 2017 and at January 29, 2017; outstanding: 41,825,651 shares at April 30, 2017 and 42,204,587 shares at January 29, 2017	425	425
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	312,293	310,230
Treasury stock, 643,919 and 264,983 shares as of April 30, 2017 and January 29, 2017, respectively	(37,519)	(14,817)
Accumulated other comprehensive loss	(1,015)	(723)
Retained earnings	180,235	144,337

Total stockholders’ equity	454,419	439,452

Total liabilities and stockholders’ equity	$1,076,716	$1,052,733

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended April 30, 2017	Thirteen Weeks Ended May 1, 2016
Food and beverage revenues	$129,811	$117,124
Amusement and other revenues	174,337	144,863

Total revenues	304,148	261,987
Cost of food and beverage	32,702	29,639
Cost of amusement and other	16,283	16,512

Total cost of products	48,985	46,151
Operating payroll and benefits	65,190	56,377
Other store operating expenses	82,368	71,530
General and administrative expenses	14,978	13,040
Depreciation and amortization expense	23,928	20,810
Pre-opening costs	4,471	2,905

Total operating costs	239,920	210,813

Operating income	64,228	51,174
Interest expense, net	1,854	2,110

Income before provision for income taxes	62,374	49,064
Provision for income taxes	19,578	17,903

Net income	42,796	31,161

Unrealized foreign currency translation gain (loss)	(292)	440

Total comprehensive income	$42,504	$31,601

Net Income per share:
Basic	$1.02	$0.75
Diluted	$0.98	$0.72
Weighted average shares used in per share calculations:
Basic	42,027,551	41,659,879
Diluted	43,522,403	43,112,141

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amt.		Shares	Amt.
Balance January 29, 2017 (audited)	42,469,570	$425	$310,230	264,983	$(14,817)	$(723)	$144,337	$439,452

Net income	—	—	—	—	—	—	42,796	42,796
Unrealized foreign currency translation loss	—	—	—	—	—	(292)	—	(292)
Share-based compensation	—	—	2,063	—	—	—	—	2,063
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	782	782
Repurchase of common stock	—	—	—	529,176	(31,125)	—	—	(31,125)
Issuance of treasury stock	—	—	—	(150,240)	8,423	—	(7,680)	743

Balance April 30, 2017 (unaudited)	42,469,570	$425	$312,293	643,919	$(37,519)	$(1,015)	$180,235	$454,419

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Thirteen Weeks Ended April 30, 2017	Thirteen Weeks Ended May 1, 2016
Cash flows from operating activities:
Net income	$42,796	$31,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,928	20,810
Deferred taxes	(635)	4,722
Excess income tax benefit related to share-based compensation plans	—	(1,538)
Loss on disposal of fixed assets	645	170
Share-based compensation	2,063	1,360
Other, net	(35)	699
Changes in assets and liabilities:
Inventories	(1,159)	1,032
Prepaid expenses	(1,926)	(1,944)
Income tax receivable	4,678	3,275
Other current assets	(5,347)	(4,231)
Other assets and deferred charges	(613)	465
Accounts payable	4,089	1,671
Accrued liabilities	3,010	223
Income taxes payable	14,284	8,877
Deferred occupancy costs	9,177	9,071
Other liabilities	859	832

Net cash provided by operating activities	95,814	76,655

Cash flows from investing activities:
Capital expenditures	(45,718)	(38,121)
Proceeds from sales of property and equipment	23	1

Net cash used in investing activities	(45,695)	(38,120)

Cash flows from financing activities:
Proceeds from debt	16,000	6,000
Payments of debt	(35,875)	(43,875)
Repurchase of common stock	(31,125)	—
Proceeds from the exercise of stock options	—	430
Proceeds from issuance of treasury stock	743	—
Excess income tax benefit related to share-based compensation plans	—	1,538

Net cash used in financing activities	(50,257)	(35,907)

Increase (decrease) in cash and cash equivalents	(138)	2,628
Beginning cash and cash equivalents	20,083	25,495

Ending cash and cash equivalents	$19,945	$28,123

Supplemental disclosures of cash flow information:
Increase (decrease) in fixed asset accounts payable	$(2,394)	$5,767
Cash paid for income taxes, net	$1,258	$1,028
Cash paid for interest, net	$1,613	$1,916

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation— Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. As of April 30, 2017, we owned and operated 96 stores located in 33 states and one Canadian province. We anticipate opening four additional stores in the second quarter of fiscal 2017.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the thirteen weeks ended April 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the year ending February 4, 2018. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended January 29, 2017, included in our Annual Report on Form 10-K as filed with the SEC.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2017 and 2016, which end on February 4, 2018 and January 29, 2017, contain 53 and 52 weeks, respectively.

Cash and cash equivalents— We consider transaction settlements in process from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts of $14,837 and $10,065 are presented in “Accounts payable” in the Consolidated Balance Sheets as of April 30, 2017 and January 29, 2017, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.

Other current assets— The balance includes construction allowance receivables of $12,377 and $7,021 as of April 30, 2017 and January 29, 2017, respectively, related to our new store openings.

Fair value of financial instruments— Fair value is defined as the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level One inputs are quoted prices available for identical assets and liabilities in active markets at the measurement date; Level Two inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data; and Level Three inputs are less observable and reflect our own assumptions.

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

Non-financial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include such items as property and equipment, goodwill, tradenames and other assets. These assets are measured at fair value if determined to be impaired. During the thirteen weeks ended April 30, 2017, there were no impairments recognized.

Share repurchase program— Effective June 7, 2016, our Board of Directors approved a share repurchase program authorizing up to $100,000 in share repurchases. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. During the first quarter, the Company purchased 529,176 shares of common stock at an average cost of $58.82 per share. Since the inception of the repurchase program, the Company has purchased 1,095,932 shares of common stock at an average cost of $54.70 per share. Effective June 6, 2017, an additional $100,000 in common shares authorization was approved by our Board of Directors. The total $200,000 share repurchase program expires at the end of fiscal 2018.

Recent accounting pronouncements— In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350), which eliminates Step 2 from the goodwill impairment test. Under the new standard, annual and interim goodwill impairment tests will compare the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill. The pronouncement is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. The Company does not expect the adoption will have a material impact on our consolidated financial statements when we perform future annual impairment tests.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, as well as classification in the statement of cash flows. Also, excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the new guidance is adopted. The adoption of this guidance will require prospective recognition of excess tax benefits and deficiencies (that result from an increase or decrease in the fair value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity, with the change in classification to be applied either retrospectively or prospectively. The ASU’s income tax aspects also impact the calculation of diluted earnings per share by excluding excess tax benefits from the calculation of assumed proceeds available to repurchase shares under the treasury-stock method. The Company adopted the new guidance in the first quarter of fiscal 2017, and the impact of the new guidance was as follows:

•	During the quarter ended April 30, 2017, excess tax benefits of $3,306 were recognized as a benefit in the “Provision for Income Taxes” in the Consolidated Statement of Comprehensive Income and classified as a source in operating activities in the Consolidated Statement of Cash Flows. The Company elected to prospectively adopt the effect on the statement of cash flows and accordingly, did not restate the Consolidated Statement of Cash Flows for the quarter ended May 1, 2016.

•	As a result of the adoption, we recorded an adjustment to retained earnings of $782 to recognize deferred tax assets related to certain state net operating loss carryforwards attributable to excess tax benefits in stock compensation that had not been previously recognized in additional paid in capital.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires the present value of committed operating lease payments to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. As of April 30, 2017, the Company had an estimated $1,150,000 in undiscounted future minimum lease commitments. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for interim and annual periods beginning after December 15, 2018, using a modified retrospective adoption method and early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements. We expect the adoption of this guidance will result in a material increase in the assets and liabilities on our Consolidated Balance Sheets and will likely have an insignificant impact on our Consolidated Statements of Comprehensive Income.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330), which changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The Company adopted this standard prospectively, beginning January 30, 2017. The adoption did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

Note 2: Accrued Liabilities

Accrued liabilities consist of the following as of:

	April 30, 2017	January 29, 2017
Deferred amusement revenue	$30,039	$28,305
Compensation and benefits	18,726	20,886
Amusement redemption liability	16,387	15,431
Rent	15,388	14,260
Deferred gift card revenue	5,871	6,957
Property taxes	5,573	4,650
Customer deposits	4,840	3,003
Current portion of long-term insurance reserves	4,240	4,460
Sales and use taxes	3,541	3,872
Utilities	3,183	2,969
Inventory received but not invoiced	1,890	1,134
Other	5,747	6,400

Total accrued liabilities	$115,425	$112,327

Note 3: Debt

Long-term debt consists of the following as of:

	April 30, 2017	January 29, 2017
Credit Facility - term	$136,875	$138,750
Credit Facility - revolver	108,000	126,000

Total debt outstanding	244,875	264,750
Less:
Current installments - term	(7,500)	(7,500)
Debt issuance costs - term	(570)	(622)

Long-term debt, net	$236,805	$256,628

Credit Facility— On May 15, 2015, we entered into a senior secured credit facility that provides a $150,000 term loan facility and a $350,000 revolving credit facility (the “Credit Facility”) with a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $10,000 swingline sub-facility. The revolving credit facility is available to provide financing for general purposes. The term loan facility requires quarterly principal payments of $1,875 which began in the third quarter of fiscal 2015 through maturity, when the remaining balance is due. The Credit Facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of April 30, 2017, we had letters of credit outstanding of $5,159 and $236,841 of borrowing available under our Credit Facility.

The interest rates per annum applicable to loans, other than swingline loans, under the Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.50% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on the Credit Facility at April 30, 2017 was 2.49%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.85%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our Credit Facility contains restrictive covenants that, among other things, places certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our Credit Facility requires us to maintain certain financial ratio covenants. As of April 30, 2017, we were in compliance with the restrictive covenants under the Credit Facility.

Future debt obligations — The following table sets forth our future debt principal payment obligations as of:

April 30, 2017
1 year or less	$7,500
2 years	7,500
3 years	7,500
4 years	222,375
5 years	—
Thereafter	—

Total future payments	$244,875

Interest expense, net — The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks Ended April 30, 2017	Thirteen Weeks Ended May 1, 2016
Interest expense on Credit Facility	$1,708	$1,932
Amortization of issuance cost	167	169
Interest income	(83)	(66)
Capitalized interest	(141)	(131)
Change in fair value of interest rate cap	203	206

Total interest expense, net	$1,854	$2,110

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate credit facility when one-month LIBOR exceeds 3.0%. The interest rate cap agreement matures on October 7, 2019. The derivative is not designated as a hedge and does not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $94 at April 30, 2017, is included in “Other assets and deferred charges” in the Consolidated Balance Sheets and was valued using an analysis based on market observable inputs representing Level Two assets as defined by GAAP. For the thirteen weeks ending April 30, 2017, interest expense includes $203 related to the change in the fair value of the interest rate cap.

Note 4: Income Taxes

The effective income tax rate decreased to 31.4% for the thirteen weeks ended April 30, 2017 compared to 36.5% in the thirteen weeks ended May 1, 2016. The decrease in the effective tax rate for the thirteen weeks reflected a favorable impact from adoption of a new accounting pronouncement related to the tax impact of employee share-based awards (5.3%), slightly offset by the impact of state taxes and reduced leverage of FICA Tip Credits as a result of higher pre-tax income.

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

The following table sets forth our lease commitments as of April 30, 2017:

1 year or less	$90,253
2 years	86,986
3 years	82,385
4 years	76,065
5 years	69,180
Thereafter	751,456

Total future payments	$1,156,325

As of April 30, 2017, we have signed operating lease agreements for six future sites which are expected to open in fiscal 2017. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of April 30, 2017, we have signed twenty additional lease agreements for future sites. Our commitments under these agreements are contingent, upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 6: Earnings per share

Basic earnings per share (“EPS”) represents net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS represents net income divided by the basic weighted average number of common shares plus, if dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested), unvested time-based restricted stock units (RSU’s) and unvested performance RSU’s to the extent performance measures were attained as of the end of the reporting period. The effect of dilutive common shares is determined using the treasury-stock method.

The following table sets forth the computation of EPS, basic and diluted for the periods indicated:

(in thousands, except share and per share data)	Thirteen Weeks Ended April 30, 2017	Thirteen Weeks Ended May 1, 2016
Numerator:
Net income	$42,796	$31,161
Denominator:
Basic weighted average common shares outstanding	42,027,551	41,659,879
Effect of dilutive common shares for equity-based awards	1,494,852	1,452,262
Diluted weighted average common shares outstanding	43,522,403	43,112,141
Net income per share:
Basic	$1.02	$0.75
Diluted	$0.98	$0.72

Note 7: Share-Based Compensation

Compensation expense related to stock options, time-based and performance-based RSU’s and restricted stock is as follows:

	Thirteen Weeks Ended April 30, 2017	Thirteen Weeks Ended May 1, 2016
Stock options	$1,304	$953
RSU’s and restricted stock	759	407

Total share-based compensation expense	$2,063	$1,360

Transactions related to stock option awards during the thirteen weeks ended April 30, 2017 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 29, 2017	833,499	$26.93	1,225,053	$5.35
Granted	153,088	59.67	—	—
Exercised	(1,368)	35.98	(148,872)	4.67
Forfeited	(400)	37.37	—	—

Outstanding at April 30, 2017	984,819	$32.00	1,076,181	$5.45

Exercisable at April 30, 2017	251,863	$34.69	976,852	$5.13

The total intrinsic value of options exercised during the thirteen weeks ended April 30, 2017 and May 1, 2016 was $8,318 and $3,151, respectively. The unrecognized expense related to our stock option plan totaled approximately $4,531 as of April 30, 2017 and will be expensed over a weighted average period of 1.8 years.

Transactions related to time-based and performance-based RSU’s and restricted stock during the thirteen weeks ended April 30, 2017 were as follows:

	Shares	Weighted Average Fair Value
Outstanding at January 29, 2017	128,088	$37.19
Granted	63,967	59.67
Vested	(8,732)	39.50
Forfeited	(119)	39.14

Outstanding at April 30, 2017	183,204	$44.93

Fair value of our time-based and performance-based RSU’s and restricted stock is based on our closing stock price on the date of grant. The unrecognized expense related to our time-based and performance-based RSU’s and unvested restricted stock was $7,130 as of April 30, 2017 and will be expensed over a weighted average period of 2.3 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying unaudited consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2017. Unless otherwise specified, the meanings of all defined terms in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report as a result of various factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 28, 2017. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

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

Our stores average 42,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

Our Growth Strategies and Outlook

Our growth is based primarily on the following strategies:

•	Pursue disciplined new store growth;

•	Grow our comparable stores sales; and

•	Expand the Dave & Buster’s brand internationally.

We intend for new store expansion to be a key growth driver. Our long-term plan is to open new stores at an annual rate of at least 10% of our existing stores. During the first thirteen weeks of fiscal 2017, the Company opened four new stores, compared to three new store openings in the comparable 2016 period. As of April 30, 2017, there were 96 stores in the United States and Canada. To increase comparable store sales we plan to provide our customers with the latest exciting games, leverage the D&B Sports concept by building awareness through national cable advertising and drive customer frequency by enhancing customer experience through providing new product offerings in each of the “Eat, Drink, Play and Watch” components of our business. We currently anticipate opening twelve new stores in fiscal 2017.

We believe that in addition to the growth potential that exists in North America, the Dave & Buster’s brand can also have significant appeal in certain international markets. We have signed a seven store agreement for licensed development in six countries in the Middle East, and we are targeting our first international opening outside of Canada in 2018.

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

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales. Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 76 stores as of April 30, 2017.

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between May 2, 2016 and April 30, 2017, we opened twelve new stores.

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

Adjusted EBITDA and Adjusted EBITDA Margin. We define “Adjusted EBITDA” as net income (loss), plus interest expense, net, loss on debt retirement, provision (benefit) for income taxes, depreciation and amortization expense, loss on asset disposal, share-based compensation, pre-opening costs, currency transaction (gains) losses and other costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.

Adjusted EBITDA is presented because we believe that it provides useful information to investors and analysts regarding our operating performance. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.

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

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. All references to the first quarter of 2017 relate to the 13 week period ended April 30, 2017. All references to the first quarter of 2016 relate to the 13 week period ended May 1, 2016. Fiscal 2017 and fiscal 2016 consist of 53 and 52 weeks, respectively. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

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

We also expect seasonality to be a factor in the operation or results of the business in the future with higher first and fourth quarter revenues associated with the spring and year-end holidays. Customer traffic and sales during these quarters may be susceptible to the unfavorable impact of severe or unseasonably mild weather or to the generally favorable impact of cold weather. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to the other quarters.

We expect that volatile economic conditions and changes in tax and other regulatory legislation will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although there is no assurance that our cost of products will remain stable or that federal, state or local minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increases or minimum wage rate increases are expected to be partially offset by selected menu price increases where competitively appropriate.

Thirteen Weeks Ended April 30, 2017 Compared to Thirteen Weeks Ended May 1, 2016

Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks Ended April 30, 2017		Thirteen Weeks Ended May 1, 2016
Food and beverage revenues	$129,811	42.7%	$117,124	44.7%
Amusement and other revenues	174,337	57.3	144,863	55.3

Total revenues	304,148	100.0	261,987	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	32,702	25.2	29,639	25.3
Cost of amusement and other (as a percentage of amusement and other revenues)	16,283	9.3	16,512	11.4

Total cost of products	48,985	16.1	46,151	17.6
Operating payroll and benefits	65,190	21.4	56,377	21.5
Other store operating expenses	82,368	27.1	71,530	27.3
General and administrative expenses	14,978	4.9	13,040	5.0
Depreciation and amortization expense	23,928	7.9	20,810	8.0
Pre-opening costs	4,471	1.5	2,905	1.1

Total operating costs	239,920	78.9	210,813	80.5

Operating income	64,228	21.1	51,174	19.5
Interest expense, net	1,854	0.6	2,110	0.8

Income before provision for income taxes	62,374	20.5	49,064	18.7
Provision for income taxes	19,578	6.4	17,903	6.8

Net income	$42,796	14.1%	$31,161	11.9%

Change in comparable store sales (1)		2.2%		3.6%
Company-owned stores open at end of period		96		84
Comparable stores open at end of period (1)		76		66

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended April 30, 2017	Thirteen Weeks Ended May 1, 2016
Net income	$42,796	$31,161
Interest expense, net	1,854	2,110
Provision for income tax	19,578	17,903
Depreciation and amortization expense	23,928	20,810

EBITDA	88,156	71,984
Loss on asset disposal	645	170
Share-based compensation	2,063	1,360
Pre-opening costs	4,471	2,905
Other costs (1)	232	21

Adjusted EBITDA (2)	$95,567	$76,440

Adjusted EBITDA Margin (2)	31.4%	29.2%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

(2)	Beginning in the fourth quarter of 2016 we revised our calculation of Adjusted EBITDA to exclude adjustments for changes in deferred amusement revenue and ticket liabilities. This change has been applied retrospectively to all periods presented.

Store Operating Income Before Depreciation and Amortization

The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended April 30, 2017	Thirteen Weeks Ended May 1, 2016
Operating income	$64,228	$51,174
General and administrative expenses	14,978	13,040
Depreciation and amortization expense	23,928	20,810
Pre-opening costs	4,471	2,905

Store Operating Income Before Depreciation and Amortization	$107,605	$87,929

Store Operating Income Before Depreciation and Amortization Margin	35.4%	33.6%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Total capital additions do not include any reductions for accrual-based tenant improvement allowances (“Payments from landlords”).

	Thirteen Weeks Ended April 30, 2017	Thirteen Weeks Ended May 1, 2016
New store	$34,299	$31,641
Operating initiatives, including remodels	3,711	5,612
Games	2,957	2,899
Maintenance Capital	2,357	3,736

Total capital additions	$43,324	$43,888

Payments from landlords	$10,282	$10,661

Results of Operations

Revenues

Total revenues increased $42,161, or 16.1%, to $304,148 in the first quarter of fiscal 2017 compared to total revenues of $261,987 in the first fiscal quarter of 2016. For the thirteen weeks ended April 30, 2017, we derived 28.8% of our total revenue from food sales, 13.9% from beverage sales, 56.6% from amusement sales and 0.7% from other sources. For the thirteen weeks ended May 1, 2016, we derived 30.0% of our total revenue from food sales, 14.7% from beverage sales, 54.5% from amusement sales and 0.8% from other sources.

The increased revenues in the first quarter of fiscal 2017 were from the following sources:

Comparable stores	$5,452
Non-comparable stores	36,501
Other	208

Total	$42,161

Comparable store revenue increased $5,452, or 2.2%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase in comparable store revenue over prior year is primarily attributed to growth in amusement sales. Comparable walk-in revenues, which accounted for 91.9% of comparable store revenue for the first quarter of fiscal 2017, increased $5,339, or 2.4% compared to the first quarter of fiscal 2016. Comparable store special events revenues, which accounted for 8.1% of comparable store revenue for the first quarter of fiscal 2017, increased $113, or 0.6% compared to the first quarter of fiscal 2016.

Food sales at comparable stores decreased by $1,590, or 2.2%, to $71,092 in the first quarter of fiscal 2017 from $72,682 in the first quarter of fiscal 2016. Beverage sales at comparable stores decreased by $1,512, or 4.2%, to $34,303 in the first quarter of fiscal 2017 from $35,815 in the first quarter of fiscal 2016. The decrease in food and beverage sales at comparable stores is attributed to lower customer volumes and was partially offset by an overall increase in menu prices. Comparable store amusement and other revenues in the first quarter of fiscal 2017 increased by $8,554, or 6.4%, to $142,993 from $134,439 in the first quarter of fiscal 2016, due to an increase in both the number of Power Cards sold and the revenue per Power Card sold. The growth over fiscal 2016 in amusement sales was driven in part by national advertising which highlighted our new game offerings including games available only at Dave & Buster’s stores.

Non-comparable store revenue increased $36,501, for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase in non-comparable store revenue was primarily driven by 167 additional operating store weeks contributed by our twenty non-comparable stores.

Cost of products

The total cost of products was $48,985 for the first quarter of fiscal 2017 and $46,151 for the first quarter of fiscal 2016. The total cost of products as a percentage of total revenues was 16.1% and 17.6% for the first quarter of fiscal 2017 and the first quarter of fiscal 2016, respectively. For the thirteen weeks ended April 30, 2017, the cost of food products was 25.7% of food revenue, the cost of beverage products was 24.2% of beverage revenue, and the amusement and other cost of products was 9.3% of amusement and other revenues. For the thirteen weeks ended May 1, 2016, the cost of food products was 26.4% of food revenue, the cost of beverage products was 23.1% of beverage revenue, and the amusement and other cost of products was 11.4% of amusement and other revenues.

Cost of food and beverage products increased to $32,702 in the first quarter of fiscal 2017 compared to $29,639 for the first quarter of fiscal 2016 due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased 10 basis points to 25.2% for the first quarter of fiscal 2017 from 25.3% for the first quarter of fiscal 2016. The decrease in the cost of food and beverage as a percentage of revenues is primarily due to cost savings in our meat category, which was partially offset by an increase in cost of beverage.

Cost of amusement and other decreased to $16,283 in the first quarter of fiscal 2017 compared to $16,512 in the first quarter of fiscal 2016. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 210 basis points to 9.3% for the first quarter of fiscal 2017 from 11.4% for the first quarter of fiscal 2016. This decrease was due primarily to a $2,531, or 148 basis point, amusement cost reduction for the favorable settlement of a multi-year use tax audit by the state of Texas. This cost reduction represents the excess use tax on redemption items during the period from July 2011 through January 2017. Additionally, the decrease in cost of amusement and other as a percentage of revenue is positively impacted by a slight shift in game play from redemption to non-redemption games.

Operating payroll and benefits

Total operating payroll and benefits increased by $8,813, or 15.6%, to $65,190 in the first quarter of fiscal 2017 compared to $56,377 in the first quarter of fiscal 2016. This increase was primarily due to labor associated with the 167 additional operating store weeks of our twenty non-comparable stores. The total cost of operating payroll and benefits, as a percentage of total revenues, decreased 10 basis points to 21.4% in the first quarter of fiscal 2017 compared to 21.5% for the first quarter of fiscal 2016. This decrease was due, in part, to a decrease in payroll related benefits, partially offset by hourly wage rate increases of approximately 5.1% and normal labor inefficiencies associated with our non-comparable store base.

Other store operating expenses

Other store operating expenses increased by $10,838, or 15.2%, to $82,368 in the first quarter of fiscal 2017 compared to $71,530 in the first quarter of fiscal 2016, primarily due to new store openings. Other store operating expenses as a percentage of total revenues decreased 20 basis points to 27.1% in the first quarter of fiscal 2017 compared to 27.3% in the first quarter of fiscal 2016. The favorable basis point reduction was due primarily to favorable leverage of repairs and marketing expenses on increased revenue partially offset by higher margin pressure on occupancy costs associated with our recent store openings.

General and administrative expenses

General and administrative expenses increased by $1,938, or 14.9%, to $14,978 in the first quarter of fiscal 2017 compared to $13,040 in the first quarter of fiscal 2016. The increase in general and administrative expenses was driven primarily by incremental compensation costs related to our share-based awards and increased labor costs at our corporate headquarters. General and administrative expenses, as a percentage of total revenues, remained relatively unchanged, decreasing 10 basis points from the first quarter of fiscal 2016.

Depreciation and amortization expense

Depreciation and amortization expense increased by $3,118, or 15.0%, to $23,928 in the first quarter of fiscal 2017 compared to $20,810 in the first quarter of fiscal 2016. Increased depreciation due to our 2016 and 2017 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $1,566 to $4,471 in the first quarter of fiscal 2017 compared to $2,905 in the first quarter of fiscal 2016 due in part to the number and timing of new store openings. In addition, the absence of pre-opening rent in fiscal 2016 related to our two stores that opened in the second quarter of fiscal 2016 (the underlying property was owned instead of leased during construction) and resulted in lower pre-opening costs in the prior year.

Interest expense, net

Interest expense, net decreased by $256 to $1,854 in the first quarter of fiscal 2017 compared to $2,110 in the first quarter of fiscal 2016 due primarily to a reduction in average outstanding debt offset by slightly higher interest rates.

Provision for income taxes

The effective income tax rate decreased to 31.4% for the thirteen weeks ended April 30, 2017 compared to 36.5% in the thirteen weeks ended May 1, 2016. The decrease in the effective tax rate for the thirteen weeks reflected a favorable 5.3% impact from adoption of a new accounting pronouncement related to the tax impact of employee share-based awards, slightly offset by the impact of state taxes and reduced leverage of FICA Tip Credits as a result of higher pre-tax income. Refer to Note 1, Summary of Significant Accounting Policies, of Notes to Unaudited Consolidated Financial Statements, for information with respect to the tax impacts associated with employee share-based awards as a result of adoption of new accounting guidance in the first quarter of fiscal 2017.

Liquidity and Capital Resources

Overview

We finance our activities through cash flow from operations and availability under our existing credit facility. As of April 30, 2017, we had cash and cash equivalents of $19,945, net working capital deficit of $117,524 and outstanding debt obligations of $244,875. We also had $236,841 in borrowing availability under our credit facility.

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

As of April 30, 2017, we expect our short-term liquidity requirements to include approximately (a) $165,000 to $175,000 of capital additions (net of tenant improvement allowances from landlords), (b) scheduled debt service payments under our credit facility of $13,500 including interest payments of $6,000 (c) lease obligation payments of $90,000 (d) estimated cash income tax payments of $46,000 and (e) the repurchase of our common stock.

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

Effective June 7, 2016, our Board of Directors approved the terms of a share repurchase program, under which the Company is authorized to repurchase up to $100,000 of its common shares. Effective June 6, 2017, an additional $100,000 in common share authorization was approved by our Board of Directors. The total $200,000 share repurchase program expires at the end of fiscal 2018. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. Purchases will be made at times and prices considered appropriate by management, subject to any applicable blackout periods. This authority will primarily be used to offset dilution caused by the issuance and exercise of stock options and other equity compensation. This program is not expected to impact our ability to execute our development plan or allocate capital for other corporate purposes such as remodeling, new games and maintenance. The share repurchase program may also be modified, suspended or discontinued at any time. During the first quarter of fiscal 2017, we purchased 529,176 shares at an average cost of $58.82 per share. Since the inception of the repurchase program, we purchased 1,095,932 shares of common stock at an average cost of $54.70 per share.

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

Borrowing Capacity

Our current credit facility provides a $150,000 term loan facility and a $350,000 revolving credit facility and has a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $10,000 swingline sub-facility. The revolving facility was established to provide financing for general purposes. The term loan facility requires quarterly principal payments of $1,875 which began in the third quarter of fiscal 2015 through maturity, when the remaining balance is due. Our credit facility is secured by the assets of Dave & Buster’s, Inc. and is unconditionally guaranteed by Dave & Buster’s Holdings, Inc. and each of its direct and indirect domestic wholly-owned subsidiaries.

As of April 30, 2017, we had letters of credit outstanding of $5,159 and $236,841 of borrowing available under our credit facility. The interest rates per annum applicable to loans, other than swingline loans, under our credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leveraged ratio, at LIBOR plus a spread ranging from 1.5% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on our credit facility at April 30, 2017 was 2.49%. The weighted average effective interest rate incurred on our borrowings under our credit facility was 2.85%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirteen Weeks Ended April 30, 2017	Thirteen Weeks Ended May 1, 2016
Net cash provided by (used in):
Operating activities	$95,814	$76,655
Investing activities	(45,695)	(38,120)
Financing activities	(50,257)	(35,907)

Net cash provided by operating activities was $95,814 in the first quarter of fiscal 2017 compared to $76,655 in the first quarter of fiscal 2016. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales, increased comparable store sales and improved operating margins.

Net cash used in investing activities was $45,695 in the first quarter of fiscal 2017 compared to $38,120 in the first quarter of fiscal 2016. Capital expenditures increased $7,597 to $45,718 (excluding the decrease in fixed asset accounts payable of $2,394) in the first quarter of fiscal 2017 from $38,121 in the first quarter of fiscal 2016. During the first quarter of fiscal 2017, the Company spent $35,570 ($25,288 net of tenant improvement allowances and other payments from landlords) for new store construction, $3,179 related to a major remodel project on four existing stores, several smaller scale remodel projects and operating improvement initiatives, $4,694 for game refreshment and $2,275 for maintenance capital. During the first quarter of fiscal 2016, we spent $28,354 ($17,693 net of tenant improvement allowances from landlords) for new store construction, $3,915 related to a major remodel project on six existing stores, several smaller scale remodel projects and operating improvement initiatives, $1,637 for game refreshment and $4,215 for maintenance capital.

Net cash used in financing activities increased by $14,350 to $50,257 in the first quarter of fiscal 2017 compared to $35,907 in the first quarter of fiscal 2016. The increase in cash used in financing activities was primarily due to repurchases of common stock of $31,125. This increase was offset by net repayments of debt of $19,875 in the first quarter of fiscal 2017 compared to net repayments of $37,875 in the first quarter of fiscal 2016.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $199,000 and $209,000 ($166,000 to $176,000 net of tenant improvement allowances) in capital additions during fiscal 2017. The fiscal 2017 additions are expected to include approximately $161,000 to $171,000 ($128,000 to $138,000 net of tenant improvement allowances) for new store construction and operating improvement initiatives, including four store remodels, $15,000 for game refreshment and $23,000 in maintenance capital. A portion of the 2017 new store spend is related to stores that will be under construction in 2017 but will not be open until 2018.

Contractual Obligations and Commercial Commitments

The following table sets forth the contractual obligations and commercial commitments as of April 30, 2017:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Credit Facility (1)	$244,875	$7,500	$15,000	$222,375	$—
Interest requirements (2)	17,955	6,191	11,580	184	—
Operating leases (3)	1,156,325	90,253	169,371	145,245	751,456

Total	$1,419,155	$103,944	$195,951	$367,804	$751,456

(1)	The Credit Facility includes a $150,000 term loan facility and $350,000 revolving credit facility. As of April 30, 2017, we had borrowings of $136,875 under the term loan facility and borrowings of $108,000 under the revolving credit facility.
(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect April 30, 2017 of 2.49%.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above.

Accounting policies and estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates are included in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K filed with the SEC on March 28, 2017.

Recent accounting pronouncements.

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

Interest Rate Risk

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our credit facility. Borrowings pursuant to our credit facility bear interest at a floating rate based on LIBOR, plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate credit facility when one-month LIBOR exceeds 3.0%. The interest rate cap agreement matures on October 7, 2019. As of April 30, 2017, one-month LIBOR was 0.99%. We estimate that a hypothetical 25 basis point increase in one-month LIBOR would increase our annualized interest expense in the next year by approximately $650, assuming no change in the balance of the revolving portion of the credit facility.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our stores is subject to inflationary increases in the costs of labor and material.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state or city minimum wage and increases in the minimum wage will increase our labor costs. Key states in which we operate, including California and New York, have recently enacted legislation to increase the minimum wage and/or minimum tipped wage rates by varying amounts. As of January 1, 2017, the State of California raised the state minimum hourly wage from $10.00 per hour to $10.50 per hour, with additional planned incremental increases up to $15.00 per hour by January 1, 2023. Several other states and local jurisdictions in which we operate have also enacted legislation to increase the minimum wage and/or minimum tipped wage with more increases planned in the future.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our first quarter ended April 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report as filed on Form 10-K on March 28, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding repurchase of our common stock during the thirteen weeks ended April 30, 2017:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (in thousands) (2)
January 30, 2017 - February 26, 2017	147,604	$55.15	147,604	$63,034
February 27, 2017 - April 2, 2017	112,296	$58.23	112,296	$56,495
April 3, 2017 - April 30, 2017	269,276	$61.07	269,276	$40,051

(1)	Monthly information is presented by reference to our fiscal periods during the thirteen weeks ended April 30, 2017.
(2)	Effective June 7, 2016, our Board of Directors approved a share repurchase program authorizing up to $100,000 in share repurchases. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. Effective June 6, 2017, an additional $100,000 in common shares authorization was approved by our Board of Directors. The total $200,000 share repurchase program expires at the end of fiscal 2018.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of Stephen M. King, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Stephen M. King, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: June 6, 2017	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: June 6, 2017	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer