Form 10-Q
period 2017-07-30
Dave & Buster's Entertainment, Inc.
filed 2017-09-05
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 30, 2017

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

As of August 31, 2017, there were 41,101,034 shares of the Issuer’s common stock outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED JULY 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 30,	January 29,
	2017	2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$20,596	$20,083
Inventories	23,704	21,860
Prepaid expenses	16,244	15,828
Income taxes receivable	1,870	5,901
Other current assets	24,291	11,932

Total current assets	86,705	75,604
Property and equipment (net of $429,099 and $387,505 accumulated depreciation as of July 30, 2017 and January 29, 2017, respectively)	652,211	606,865
Deferred tax assets	3,782	2,446
Tradenames	79,000	79,000
Goodwill	272,567	272,629
Other assets and deferred charges	15,994	16,189

Total assets	$1,110,259	$1,052,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$7,500	$7,500
Accounts payable	55,303	55,278
Accrued liabilities	125,571	112,327
Income taxes payable	6,648	2,692

Total current liabilities	195,022	177,797
Deferred income taxes	11,981	14,497
Deferred occupancy costs	167,222	147,592
Other liabilities	19,714	16,767
Long-term debt, net	293,980	256,628
Commitments and contingencies
Stockholders’ equity:

Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 42,553,960 shares at July 30, 2017 and 42,469,570 shares at January 29, 2017; outstanding: 41,093,713 shares at July 30, 2017 and 42,204,587 shares at January 29, 2017	426	425

Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	315,399	310,230
Treasury stock, 1,460,247 and 264,983 shares as of July 30, 2017 and January 29, 2017, respectively	(93,704)	(14,817)
Accumulated other comprehensive loss	(295)	(723)
Retained earnings	200,514	144,337

Total stockholders’ equity	422,340	439,452

Total liabilities and stockholders’ equity	$1,110,259	$1,052,733

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	July 30, 2017	July 31, 2016
Food and beverage revenues	$118,689	$107,672
Amusement and other revenues	162,062	136,658

Total revenues	280,751	244,330
Cost of food and beverage	30,473	27,573
Cost of amusement and other	17,978	16,535

Total cost of products	48,451	44,108
Operating payroll and benefits	64,453	55,203
Other store operating expenses	82,529	71,069
General and administrative expenses	16,762	13,585
Depreciation and amortization expense	24,847	21,434
Pre-opening costs	4,546	2,932

Total operating costs	241,588	208,331

Operating income	39,163	35,999
Interest expense, net	2,063	1,885

Income before provision for income taxes	37,100	34,114
Provision for income taxes	6,744	12,602

Net income	30,356	21,512

Unrealized foreign currency translation gain (loss)	720	(154)

Total comprehensive income	$31,076	$21,358

Net income per share:
Basic	$0.73	$0.51
Diluted	$0.71	$0.50
Weighted average shares used in per share calculations:
Basic	41,460,651	41,870,680
Diluted	42,830,873	43,283,834

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	July 30, 2017	July 31, 2016
Food and beverage revenues	$248,500	$224,796
Amusement and other revenues	336,399	281,521

Total revenues	584,899	506,317
Cost of food and beverage	63,175	57,212
Cost of amusement and other	34,261	33,047

Total cost of products	97,436	90,259
Operating payroll and benefits	129,643	111,580
Other store operating expenses	164,897	142,599
General and administrative expenses	31,740	26,625
Depreciation and amortization expense	48,775	42,244
Pre-opening costs	9,017	5,837

Total operating costs	481,508	419,144

Operating income	103,391	87,173
Interest expense, net	3,917	3,995

Income before provision for income taxes	99,474	83,178
Provision for income taxes	26,322	30,505

Net income	73,152	52,673

Unrealized foreign currency translation gain	428	286

Total comprehensive income	$73,580	$52,959

Net income per share:
Basic	$1.75	$1.26
Diluted	$1.69	$1.22
Weighted average shares used in per share calculations:
Basic	41,744,101	41,765,280
Diluted	43,182,918	43,217,406

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

						Accumulated
						Other
			Paid-In	Treasury Stock		Comprehensive	Retained
	Common Stock		Capital	At Cost		Loss	Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 29, 2017 (audited)	42,469,570	$425	$310,230	264,983	$(14,817)	$(723)	$144,337	$439,452
Net income	—	—	—	—	—	—	73,152	73,152
Unrealized foreign currency translation gain	—	—	—	—	—	428	—	428
Share-based compensation	—	—	4,449	—	—	—	—	4,449
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	782	782
Issuance of common stock	84,390	1	720	—	—	—	—	721
Repurchase of common stock	—	—	—	1,538,142	(98,286)	—	—	(98,286)
Issuance of treasury stock	—	—	—	(342,878)	19,399	—	(17,757)	1,642

Balance July 30, 2017 (unaudited)	42,553,960	$426	$315,399	1,460,247	$(93,704)	$(295)	$200,514	$422,340

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	July 30, 2017	July 31, 2016
Cash flows from operating activities:
Net income	$73,152	$52,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	48,775	42,244
Deferred taxes	(3,070)	3,494
Excess income tax benefit related to share-based compensation plans	—	(7,314)
Loss on disposal of fixed assets	884	473
Share-based compensation	4,449	2,997
Other, net	569	1,000
Changes in assets and liabilities:
Inventories	(1,844)	855
Prepaid expenses	(415)	(182)
Income tax receivable	4,031	2,301
Other current assets	(12,226)	1,305
Other assets and deferred charges	(653)	718
Accounts payable	5,480	1,347
Accrued liabilities	13,470	4,645
Income taxes payable	3,956	5,685
Deferred occupancy costs	19,794	8,163
Other liabilities	1,754	1,306

Net cash provided by operating activities	158,106	121,710

Cash flows from investing activities:
Capital expenditures	(99,757)	(84,779)
Proceeds from sales of property and equipment	37	28
Collections of notes receivable	800	800

Net cash used in investing activities	(98,920)	(83,951)

Cash flows from financing activities:
Proceeds from debt	95,000	30,000
Payments of debt	(57,750)	(77,750)
Proceeds from the exercise of stock options	721	2,263
Proceeds from issuance of treasury stock	1,642	—
Repurchase of common stock	(98,286)	(1,831)
Excess income tax benefit related to share-based compensation plans	—	7,314

Net cash used in financing activities	(58,673)	(40,004)

Increase (decrease) in cash and cash equivalents	513	(2,245)
Beginning cash and cash equivalents	20,083	25,495

Ending cash and cash equivalents	$20,596	$23,250

Supplemental disclosures of cash flow information:
Increase (decrease) in fixed asset accounts payable	$(5,455)	$8,095
Cash paid for income taxes, net	$21,400	$19,016
Cash paid for interest, net	$3,396	$3,588

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation— Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refer to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. As of July 30, 2017, we owned and operated 100 stores located in 34 states and one Canadian province.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the thirteen and twenty-six weeks ended July 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the year ending February 4, 2018. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended January 29, 2017, included in our Annual Report on Form 10-K as filed with the SEC.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2017 and 2016, which end on February 4, 2018 and January 29, 2017, contain 53 and 52 weeks, respectively.

Cash and cash equivalents— We consider transaction settlements in process from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts of $13,165 and $10,065 are presented in “Accounts payable” in the Consolidated Balance Sheets as of July 30, 2017 and January 29, 2017, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.

Other current assets— The balance includes construction allowance receivables of $14,161 and $7,021 as of July 30, 2017 and January 29, 2017, respectively, related to our new store openings.

Provision for income taxes— The effective income tax rate decreased to 26.5% for the twenty-six weeks ended July 30, 2017 compared to 36.7% in the twenty-six weeks ended July 31, 2016, primarily due to a favorable 10.2% impact from the recognition of excess tax benefits on share-based payments through income tax expense.

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

Non-financial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include such items as property and equipment, goodwill, tradenames and other assets. These assets are measured at fair value if determined to be impaired. During the twenty-six weeks ended July 30, 2017, there were no impairments recognized.

Share repurchase program— Effective June 7, 2016, our Board of Directors approved a share repurchase program authorizing up to $100,000 in share repurchases. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. Effective June 6, 2017, an additional $100,000 in common shares authorization was approved by our Board of Directors. The total $200,000 share repurchase program expires at the end of fiscal 2018. During the thirteen and twenty-six weeks ended July 30, 2017, the Company purchased 1,008,966 and 1,538,142 shares of common stock at an average cost of $ 66.56 and $63.90 per share, respectively. As of July 30, 2017, we have approximately $72,889 of share repurchase authorization remaining under the current plan.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, as well as classification in the statement of cash flows. Also, excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the new guidance is adopted. The guidance requires prospective recognition of excess tax benefits and deficiencies (that result from an increase or decrease in the fair value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the prior guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity, with the change in classification to be applied either retrospectively or prospectively. The ASU’s income tax aspects also impact the calculation of diluted earnings per share by excluding excess tax benefits from the calculation of assumed proceeds available to repurchase shares under the treasury-stock method. The Company adopted the new guidance in the first quarter of fiscal 2017, and the impact of the new guidance was as follows:

•	As a result of the adoption in the first quarter of fiscal 2017, we recorded an adjustment to retained earnings of $782 to recognize deferred tax assets related to certain state net operating loss carryforwards attributable to excess tax benefits in stock compensation that had not been previously recognized in additional paid in capital.

•	During the thirteen and twenty-six weeks ended July 30, 2017, excess tax benefits of $6,828 and $10,134, respectively, were recognized as a benefit in the “Provision for Income Taxes” in the Consolidated Statement of Comprehensive Income and classified as a source in operating activities in the Consolidated Statement of Cash Flows. The Company elected to prospectively adopt the effect on the statement of cash flows and accordingly, did not restate the Consolidated Statement of Cash Flows for the twenty-six weeks ended July 31, 2016.

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

In May 2014, the FASB issued guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance and outlines a single comprehensive model for entities to use in accounting for revenue. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. The update is now effective for interim and annual periods beginning after December 15, 2017. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We do not believe that the new revenue recognition standard will have a material impact on our recognition of revenues.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires the present value of committed operating lease payments to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. As of July 30, 2017, the Company had an estimated $1,220,000 in undiscounted future minimum lease commitments. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for interim and annual periods beginning after December 15, 2018, using a modified retrospective adoption method and early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements. We expect the adoption of this guidance will result in a material increase in the assets and liabilities on our Consolidated Balance Sheets and will likely have an insignificant impact on our Consolidated Statements of Comprehensive Income.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following as of:

	July 30, 2017	January 29, 2017
Deferred amusement revenue	$31,342	$28,305
Compensation and benefits	18,995	20,886
Amusement redemption liability	16,868	15,431
Rent	16,501	14,260
Property taxes	6,454	4,650
Deferred gift card revenue	5,433	6,957
Current portion of long-term insurance reserves	4,070	4,460
Utilities	3,735	2,969
Sales and use taxes	3,601	3,872
Customer deposits	3,205	3,003
Inventory received but not invoiced	1,061	1,134
Other	14,306	6,400

Total accrued liabilities	$125,571	$112,327

Note 3: Debt

Long-term debt consists of the following as of:

	July 30, 2017	January 29, 2017
Credit Facility - term	$135,000	$138,750
Credit Facility - revolver	167,000	126,000

Total debt outstanding	302,000	264,750
Less:
Current installments - term	(7,500)	(7,500)
Debt issuance costs - term	(520)	(622)

Long-term debt, net	$293,980	$256,628

Credit Facility— On May 15, 2015, we entered into a senior secured credit facility that provides a $150,000 term loan facility and a $350,000 revolving credit facility (the “Credit Facility”) with a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $10,000 swingline sub-facility. The revolving credit facility is available to provide financing for general purposes. The term loan facility requires quarterly principal payments of $1,875 which began in the third quarter of fiscal 2015 through maturity, when the remaining balance is due. The Credit Facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of July 30, 2017, we had letters of credit outstanding of $5,159 and $177,841 of borrowing available under our Credit Facility.

The interest rates per annum applicable to loans, other than swingline loans, under the Credit Facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.50% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on the Credit Facility at July 30, 2017 was 2.73%. The weighted average effective interest rate incurred on our borrowings under the Credit Facility was 2.96%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our Credit Facility contains restrictive covenants that, among other things, places certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our Credit Facility requires us to maintain certain financial ratio covenants. As of July 30, 2017, we were in compliance with the restrictive covenants under the Credit Facility.

Future debt obligations — The following table sets forth our future debt principal payment obligations as of July 30, 2017 by fiscal year:

2017	$3,750
2018	7,500
2019	7,500
2020	283,250

Total future payments	$302,000

In August 2017, we entered into a new senior secured credit facility that provides a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. Principal payments on the term loan facility of $15,000 per annum are required beginning December 31, 2017 through maturity, when the remaining balance is due. The majority of the proceeds of this senior secured credit facility were used to refinance in full the Credit Facility (of which $291,000 was outstanding) and to pay related interest and expenses.

Interest expense, net — The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	July 30, 2017	July 31, 2016
Interest expense on credit facility	$1,998	$1,702
Amortization of issuance cost	166	169
Interest income	(52)	(61)
Less: capitalized interest	(115)	(78)
Change in fair value of interest rate cap	66	153

Total interest expense, net	$2,063	$1,885

	Twenty-six Weeks	Twenty-six Weeks
	Ended	Ended
	July 30, 2017	July 31, 2016
Interest expense on credit facility	$3,706	$3,634
Amortization of issuance cost	333	338
Interest income	(135)	(127)
Less: capitalized interest	(256)	(209)
Change in fair value of interest rate cap	269	359

Total interest expense, net	$3,917	$3,995

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate credit facility when one-month LIBOR exceeds 3.0%. The interest rate cap agreement matures on October 7, 2019. The derivative is not designated as a hedge and does not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $28 at July 30, 2017, is included in “Other assets and deferred charges” in the Consolidated Balance Sheets and was valued using an analysis based on market observable inputs representing Level Two assets as defined by GAAP. For the thirteen and twenty-six weeks ending July 30, 2017, interest expense includes $66 and $269 related to the change in the fair value of the interest rate cap.

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

On June 30, 2017, we agreed to settle litigation related to alleged violations of the Employee Retirement Income Security Act. Once the settlement agreement is finalized, it will be subject to court approval. To cover the estimated net costs of settlement, including estimated payment to any opt-in members and class attorneys, as well as related settlement administration costs, we recorded a net charge of $2,550 (representing $7,500 of gross settlement costs less $4,950 of insurance recoveries) during the thirteen week period ended July 30, 2017. The charge was recorded in general and administrative expenses in our Consolidated Statements of Comprehensive Income. The actual amount of any settlement payment could vary from our estimate and will be subject to many factors including approval by the court, the claims process and other matters typically associated with the settlement of litigation.

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional contingent rentals based on revenues.

The following table sets forth our lease commitments as of July 30, 2017:

1 year or less	$92,754
2 years	89,874
3 years	84,238
4 years	78,854
5 years	70,847
Thereafter	803,127

Total future payments	$1,219,694

As of July 30, 2017, we have signed operating lease agreements for five future sites which are expected to open in fiscal 2017. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of July 30, 2017, we have signed nineteen additional operating lease agreements for future sites. Our commitments under these agreements are contingent, upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 5: Earnings per share

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

The following table sets forth the computation of EPS, basic and diluted for the periods indicated:

(in thousands, except share and per share data)	Thirteen Weeks Ended July 30, 2017	Thirteen Weeks Ended July 31, 2016
Numerator:
Net income	$30,356	$21,512
Denominator:
Basic weighted average common shares outstanding	41,460,651	41,870,680
Effect of dilutive common shares for equity-based awards	1,370,222	1,413,154
Diluted weighted average common shares outstanding	42,830,873	43,283,834
Net income per share:
Basic	$0.73	$0.51
Diluted	$0.71	$0.50

(in thousands, except share and per share data)	Twenty-six Weeks	Twenty-six Weeks
	Ended	Ended
	July 30, 2017	July 31, 2016
Numerator:
Net income	$73,152	$52,673
Denominator:
Basic weighted average common shares outstanding	41,744,101	41,765,280
Effect of dilutive common shares for equity-based awards	1,438,817	1,452,126
Diluted weighted average common shares outstanding	43,182,918	43,217,406
Net income per share:
Basic	$1.75	$1.26
Diluted	$1.69	$1.22

Note 6: Share-Based Compensation

Compensation expenses related to stock options, time-based and performance-based RSU’s and restricted stock are included in general and administrative expenses and were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Stock options	$1,352	$1,097	$2,656	$2,050
RSU’s and restricted stock	1,034	540	1,793	947

Total share-based compensation expense	$2,386	$1,637	$4,449	$2,997

Transactions related to stock option awards during the twenty-six weeks ended July 30, 2017 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price
Outstanding at January 29, 2017	833,499	$26.93	1,225,053	$5.35
Granted	153,088	59.67	—	—
Exercised	(13,427)	35.00	(413,480)	4.58
Forfeited	(1,736)	46.58	—	—

Outstanding at July 30, 2017	971,424	$31.95	811,573	$5.75

Exercisable at July 30, 2017	239,735	$34.68	739,242	$5.47

The total intrinsic value of options exercised during the twenty-six weeks ended July 30, 2017 and July 31, 2016 was $25,940 and $18,575, respectively. The unrecognized expense related to our stock option plan totaled approximately $3,179 as of July 30, 2017 and will be expensed over a weighted average period of 1.6 years.

Transactions related to time-based and performance-based RSU’s and restricted stock during the twenty-six weeks ended July 30, 2017 were as follows:

		Weighted
		Average
	Shares	Fair Value
Outstanding at January 29, 2017	128,088	$37.19
Granted	63,967	59.67
Vested	(9,093)	40.30
Forfeited	(2,301)	55.74

Outstanding at July 30, 2017	180,661	$44.76

Fair value of our time-based and performance-based RSU’s and restricted stock is based on our closing stock price on the date of grant. The unrecognized expense related to our time-based and performance-based RSU’s and unvested restricted stock was $6,096 as of July 30, 2017 and will be expensed over a weighted average period of 2.2 years.

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

We intend for new store expansion to be a key growth driver. Our long-term plan is to open new stores at an annual rate of at least 10% of our existing stores. During the first twenty-six weeks of fiscal 2017, the Company opened eight new stores, compared to five new store openings in the comparable 2016 period. As of July 30, 2017, there were 100 stores in the United States and Canada. To increase comparable store sales we plan to provide our customers with the latest exciting games, leverage the D&B Sports concept by building awareness through national cable advertising and drive customer frequency by enhancing customer experience through providing new product offerings in each of the “Eat, Drink, Play and Watch” components of our business. We currently anticipate opening fourteen new stores in fiscal 2017.

We believe that in addition to the growth potential that exists in North America, the Dave & Buster’s brand can also have significant appeal in certain international markets. We have signed a seven store agreement for licensed development in six countries in the Middle East, and we are targeting our first international opening outside of Canada in 2018.

We believe that we are well positioned for growth with a corporate infrastructure and national marketing platform that can support a larger store base than we currently have, and that we will benefit from economies of scale as we expand.

For further information about our growth strategies and outlook, see the section entitled “Business – Our Growth Strategies” in our Annual Report on Form 10-K filed with the SEC.

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales. Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 76 stores as of July 30, 2017.

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between August 1, 2016 and July 30, 2017, we opened fourteen new stores.

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

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. All references to the second quarter of 2017 relate to the 13 week period ended July 30, 2017. All references to the second quarter of 2016 relate to the 13 week period ended July 31, 2016. Fiscal 2017 and fiscal 2016 consist of 53 and 52 weeks, respectively. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

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

Thirteen Weeks Ended July 30, 2017 Compared to Thirteen Weeks Ended July 31, 2016

Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks Ended		Thirteen Weeks Ended
	July 30, 2017		July 31, 2016
Food and beverage revenues	$118,689	42.3%	$107,672	44.1%
Amusement and other revenues	162,062	57.7	136,658	55.9

Total revenues	280,751	100.0	244,330	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	30,473	25.7	27,573	25.6
Cost of amusement and other (as a percentage of amusement and other revenues)	17,978	11.1	16,535	12.1

Total cost of products	48,451	17.3	44,108	18.1
Operating payroll and benefits	64,453	23.0	55,203	22.6
Other store operating expenses	82,529	29.3	71,069	29.0
General and administrative expenses	16,762	6.0	13,585	5.6
Depreciation and amortization expense	24,847	8.9	21,434	8.8
Pre-opening costs	4,546	1.6	2,932	1.2

Total operating costs	241,588	86.1	208,331	85.3

Operating income	39,163	13.9	35,999	14.7
Interest expense, net	2,063	0.7	1,885	0.7

Income before provision for income taxes	37,100	13.2	34,114	14.0
Provision for income taxes	6,744	2.4	12,602	5.2

Net income	$30,356	10.8%	$21,512	8.8%

Change in comparable store sales (1)		1.1%		1.0%
Company-owned stores open at end of period		100		86
Comparable stores open at end of period (1)		76		66

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	July 30, 2017	July 31, 2016
Net income	$30,356	$21,512
Interest expense, net	2,063	1,885
Provision for income tax	6,744	12,602
Depreciation and amortization expense	24,847	21,434

EBITDA	64,010	57,433
Loss on asset disposal	239	303
Share-based compensation	2,386	1,637
Pre-opening costs	4,546	2,932
Other costs (1)	(607)	52

Adjusted EBITDA (2)	$70,574	$62,357

Adjusted EBITDA Margin (2)	25.1%	25.5%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

(2)	Beginning in the fourth quarter of 2016 we revised our calculation of Adjusted EBITDA to exclude adjustments for changes in deferred amusement revenue and ticket liabilities. This change has been applied retrospectively to all periods presented.

Store Operating Income Before Depreciation and Amortization

The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	July 30, 2017	July 31, 2016
Operating income	$39,163	$35,999
General and administrative expenses	16,762	13,585
Depreciation and amortization expense	24,847	21,434
Pre-opening costs	4,546	2,932

Store Operating Income Before Depreciation and Amortization	$85,318	$73,950

Store Operating Income Before Depreciation and Amortization Margin	30.4%	30.3%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Total capital additions do not include any reductions for accrual-based tenant improvement allowances (“Payments from landlords”).

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	July 30, 2017	July 31, 2016
New store	$34,107	$25,378
Operating initiatives, including remodels	8,357	9,020
Games	5,335	11,933
Maintenance Capital	3,179	2,655

Total capital additions	$50,978	$48,986

Payments from landlords	$11,392	$—

Results of Operations

Revenues

Total revenues increased $36,421, or 14.9%, to $280,751 in the second quarter of fiscal 2017 compared to total revenues of $244,330 in the second quarter of fiscal 2016. For the thirteen weeks ended July 30, 2017, we derived 29.4% of our total revenue from food sales, 12.9% from beverage sales, 56.9% from amusement sales and 0.8% from other sources. For the thirteen weeks ended July 31, 2016, we derived 30.7% of our total revenue from food sales, 13.4% from beverage sales, 55.1% from amusement sales and 0.8% from other sources.

The increased revenues in the second quarter of fiscal 2017 were from the following sources:

Comparable stores	$2,497
Non-comparable stores	34,133
Other	(209)

Total	$36,421

Comparable store revenue increased $2,497, or 1.1%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The increase in comparable store revenue over prior year is primarily attributed to growth in amusement sales. Comparable walk-in revenues, which accounted for 89.9% of comparable store revenue for the second quarter of fiscal 2017, increased $2,071, or 1.1% compared to the second quarter of fiscal 2016. Comparable store special events revenues, which accounted for 10.1% of comparable store revenue for the second quarter of fiscal 2017, increased $426, or 1.9% compared to the second quarter of fiscal 2016.

Food sales at comparable stores decreased by $2,299, or 3.5%, to $64,140 in the second quarter of fiscal 2017 from $66,439 in the second quarter of fiscal 2016. Beverage sales at comparable stores decreased by $974, or 3.3%, to $28,438 in the second quarter of fiscal 2017 from $29,412 in the second quarter of fiscal 2016. The decrease in food and beverage unit sales at comparable stores was partially offset by an overall increase in menu prices. Comparable store amusement and other revenues in the second quarter of fiscal 2017 increased by $5,770, or 4.7%, to $127,883 from $122,113 in the second quarter of fiscal 2016, due to an increase in the revenue per Power Card sold. The growth over fiscal 2016 in amusement sales was driven in part by national advertising which highlighted our new game offerings and the return of our “Summer of Games” campaign which included the introduction of several games with highly recognizable and marketable content. In addition, our amusement offerings included a limited time offer which allowed customers to play certain new games for free.

Non-comparable store revenue increased $34,133, for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The increase in non-comparable store revenue was primarily driven by 178 additional operating store weeks contributed by our twenty-four non-comparable stores.

Cost of products

The total cost of products was $48,451 for the second quarter of fiscal 2017 and $44,108 for the second quarter of fiscal 2016. The total cost of products as a percentage of total revenues was 17.3% and 18.1% for the second quarter of fiscal 2017 and the second quarter of fiscal 2016, respectively.

Cost of food and beverage products increased to $30,473 in the second quarter of fiscal 2017 compared to $27,573 for the second quarter of fiscal 2016 due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 10 basis points to 25.7% for the second quarter of fiscal 2017 from 25.6% for the second quarter of fiscal 2016. The increase in the cost of food and beverage as a percentage of revenues is primarily due to the impact of our larger non-comparable store group and higher costs in our poultry category partially offset by savings in our meat and seafood categories.

Cost of amusement and other increased to $17,978 in the second quarter of fiscal 2017 compared to $16,535 in the second quarter of fiscal 2016. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 100 basis points to 11.1% for the second quarter of fiscal 2017 from 12.1% for the second quarter of fiscal 2016. The decrease in cost of amusement and other as a percentage of revenue is due to a shift in game play from redemption to non-redemption games, price increases implemented earlier in the year and lower expenses associated with our provision for estimated redemption ticket liabilities.

Operating payroll and benefits

Total operating payroll and benefits increased by $9,250, or 16.8%, to $64,453 in the second quarter of fiscal 2017 compared to $55,203 in the second quarter of fiscal 2016. This increase was primarily due to labor associated with the additional operating store weeks of our non-comparable stores. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 40 basis points to 23.0% in the second quarter of fiscal 2017 compared to 22.6% for the second quarter of fiscal 2016. This increase was due, in part, to an hourly wage rate increase of approximately 5.0% and normal labor inefficiencies associated with our non-comparable store base, partially offset by a decrease in payroll related benefits.

Other store operating expenses

Other store operating expenses increased by $11,460, or 16.1%, to $82,529 in the second quarter of fiscal 2017 compared to $71,069 in the second quarter of fiscal 2016, primarily due to new store openings. Other store operating expenses as a percentage of total revenues increased 30 basis points to 29.3% in the second quarter of fiscal 2017 compared to 29.0% in the second quarter of fiscal 2016. This increase was due primarily to increased margin pressure on occupancy costs associated with our recent store openings and higher repair costs partially offset by favorable leverage of marketing expenses on increased revenue.

General and administrative expenses

General and administrative expenses increased by $3,177, or 23.4%, to $16,762 in the second quarter of fiscal 2017 compared to $13,585 in the second quarter of fiscal 2016. The increase in general and administrative expenses was driven primarily by a $2,550 charge for net litigation settlement costs, incremental compensation costs related to our share-based awards and increased labor costs at our corporate headquarters. General and administrative expenses, as a percentage of total revenues increased 40 basis points to 6.0% in the second quarter of fiscal 2017 compared to 5.6% in the second quarter of fiscal 2016 due to the reasons noted above.

Depreciation and amortization expense

Depreciation and amortization expense increased by $3,413, or 15.9%, to $24,847 in the second quarter of fiscal 2017 compared to $21,434 in the second quarter of fiscal 2016. Increased depreciation due to our 2016 and 2017 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $1,614 to $4,546 in the second quarter of fiscal 2017 compared to $2,932 in the second quarter of fiscal 2016 due in part to the number and timing of new store openings.

Interest expense, net

Interest expense, net increased by $178 to $2,063 in the second quarter of fiscal 2017 compared to $1,885 in the second quarter of fiscal 2016 due primarily to higher variable interest rates offset by a reduction in average outstanding debt.

Provision for income taxes

The effective income tax rate decreased to 18.2% for the thirteen weeks ended July 30, 2017 compared to 36.9% in the thirteen weeks ended July 31, 2016. The decrease in the effective tax rate primarily reflects a favorable 18.4% impact from the recognition of excess tax benefits on share-based payments through income tax expense. Refer to Note 1, Summary of Significant Accounting Policies, of Notes to Unaudited Consolidated Financial Statements, for information with respect to the tax impacts associated with employee share-based awards as a result of adoption of new accounting guidance in the first quarter of fiscal 2017.

Twenty-six Weeks Ended July 30, 2017 Compared to Twenty-six Weeks Ended July 31, 2016

Results of operations — The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the unaudited accompanying consolidated statements of comprehensive income.

	Twenty-six Weeks		Twenty-six Weeks
	Ended		Ended
	July 30, 2017		July 31, 2016
Food and beverage revenues	$248,500	42.5%	$224,796	44.4%
Amusement and other revenues	336,399	57.5	281,521	55.6

Total revenues	584,899	100.0	506,317	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	63,175	25.4	57,212	25.5
Cost of amusement and other (as a percentage of amusement and other revenues)	34,261	10.2	33,047	11.7

Total cost of products	97,436	16.7	90,259	17.8
Operating payroll and benefits	129,643	22.2	111,580	22.0
Other store operating expenses	164,897	28.2	142,599	28.2
General and administrative expenses	31,740	5.4	26,625	5.3
Depreciation and amortization expense	48,775	8.3	42,244	8.3
Pre-opening costs	9,017	1.5	5,837	1.2

Total operating costs	481,508	82.3	419,144	82.8

Operating income	103,391	17.7	87,173	17.2
Interest expense, net	3,917	0.7	3,995	0.8

Income before provision for income taxes	99,474	17.0	83,178	16.4
Provision for income taxes	26,322	4.5	30,505	6.0

Net income	$73,152	12.5%	$52,673	10.4%

Change in comparable store sales (1)		1.7%		2.3%
Company owned stores open at end of period		100		86
Comparable stores open at end of period (1)		76		66

(1)	“Comparable store sales” (year-over-year comparison of stores operating at the end of the fiscal period and open at least 18 months as of the beginning of each of the fiscal years) is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends.

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Twenty-six Weeks	Twenty-six Weeks
	Ended	Ended
	July 30, 2017	July 31, 2016
Net income	$73,152	$52,673
Interest expense, net	3,917	3,995
Provision for income tax	26,322	30,505
Depreciation and amortization expense	48,775	42,244

EBITDA	152,166	129,417
Loss on asset disposal	884	473
Share-based compensation	4,449	2,997
Pre-opening costs	9,017	5,837
Other costs (1)	(375)	73

Adjusted EBITDA (2)	$166,141	$138,797

Adjusted EBITDA Margin (2)	28.4%	27.4%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

(2)	Beginning in the fourth quarter of 2016 we revised our calculation of Adjusted EBITDA to exclude adjustments for changes in deferred amusement revenue and ticket liabilities. This change has been applied retrospectively to all periods presented.

Store Operating Income Before Depreciation and Amortization

The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Twenty-six Weeks	Twenty-six Weeks
	Ended	Ended
	July 30, 2017	July 31, 2016
Operating income	$103,391	$87,173
General and administrative expenses	31,740	26,625
Depreciation and amortization expense	48,775	42,244
Pre-opening costs	9,017	5,837

Store Operating Income Before Depreciation and Amortization	$192,923	$161,879

Store Operating Income Before Depreciation and Amortization Margin	33.0%	32.0%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Total capital additions do not include any reductions for Payments from landlords.

	Twenty-six Weeks	Twenty-six Weeks
	Ended	Ended
	July 30, 2017	July 31, 2016
New store	$68,406	$57,019
Operating initiatives, including remodels	12,068	14,632
Games	8,292	14,832
Maintenance capital	5,536	6,391

Total capital additions	$94,302	$92,874

Payments from landlords	$21,674	$10,661

Results of Operations

Revenues

Total revenues increased $78,582, or 15.5%, to $584,899 in the twenty-six weeks ended July 30, 2017 compared to total revenues of $506,317 in the twenty-six weeks ended July 31, 2016. For the twenty-six weeks ended July 30, 2017, we derived 29.1% of our total revenue from food sales, 13.4% from beverage sales, 56.8% from amusement sales and 0.7% from other sources. For the twenty-six weeks ended July 31, 2016, we derived 30.3% of our total revenue from food sales, 14.1% from beverage sales, 54.8% from amusement sales and 0.8% from other sources.

The increased revenues were derived from the following sources:

Comparable stores	$7,949
Non-comparable stores	70,634
Other	(1)

Total	$78,582

Comparable store revenue increased $7,949, or 1.7%, in the twenty-six weeks ended July 30, 2017 compared to the twenty-six weeks ended July 31, 2016. Comparable store walk-in revenues, which accounted for 91.0% of consolidated comparable store revenue in the twenty-six weeks ended July 30, 2017, increased $7,410, or 1.8% compared to the twenty-six weeks ended July 31, 2016. Comparable store special events revenues, which accounted for 9.0% of consolidated comparable store revenue in the twenty-six weeks ended July 30, 2017, increased $539, or 1.3% compared to the twenty-six weeks ended July 31, 2016.

Food sales at comparable stores decreased by $3,889, or 2.8%, to $135,232 in the twenty-six weeks ended July 30, 2017 from $139,121 in the twenty-six weeks ended July 31, 2016. Beverage sales at comparable stores decreased by $2,486, or 3.8%, to $62,741 in the twenty-six weeks ended July 30, 2017 from $65,227 in the twenty-six weeks ended July 31, 2016. The decrease in food and beverage unit sales at comparable stores was partially offset by price increases. Comparable store amusement and other revenues in the twenty-six weeks ended July 30, 2017 increased by $14,324, or 5.6%, to $270,876 from $256,552 in the twenty-six weeks ended July 31, 2016 due to an increase in the revenue per Power Card sold. The growth over fiscal 2016 in amusement sales was driven by national advertising, which highlighted our new games offerings (including games available only at Dave & Buster’s stores), and the return of our “Summer of Games” campaign which included the introduction of several games with highly recognizable and marketable content. In addition, our amusement offerings included a limited time offer which allowed customers to play certain new games for free.

Non-comparable store revenue increased $70,634, for the twenty-six weeks ended July 30, 2017 compared to the same period of fiscal 2016. The increase in non-comparable store revenue was primarily driven by 345 additional operating store weeks contributed by our twenty-four non-comparable stores.

Cost of products

The total cost of products was $97,436 for the twenty-six week period ended July 30, 2017 and $90,259 for the twenty-six week period ended July 31, 2016. The total cost of products as a percentage of total revenues was 16.7% and 17.8% for the twenty-six weeks ended July 30, 2017 and the twenty-six week period ended July 31, 2016, respectively.

Cost of food and beverage products increased to $63,175 in the twenty-six week period ended July 30, 2017 compared to $57,212 in the twenty-six week period ended July 31, 2016 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased 10 basis points to 25.4% for the twenty-six week period ended July 30, 2017 from 25.5% for the twenty-six weeks ended July 31, 2016. The decrease in the cost of food and beverage as a percentage of revenues is primarily due to cost savings in our meat category, partially offset by an increase in cost of poultry and beverage and the impact of our larger non-comparable store group.

Cost of amusement and other increased to $34,261 in the twenty-six week period ended July 30, 2017 compared to $33,047 in the twenty-six week period ended July 31, 2016. The costs of amusement and other, as a percentage of amusement and other revenues decreased 150 basis points to 10.2% for the twenty-six weeks ended July 30, 2017 from 11.7% for the twenty-six weeks ended July 31, 2016. This decrease was due primarily to a $2,531, or 80 basis point, amusement cost reduction for the favorable settlement of a multi-year use tax audit by the state of Texas. This cost reduction represents the excess use tax on redemption items during the period from July 2011 through January 2017. Additionally, the decrease in cost of amusement and other as a percentage of revenue was positively impacted by a shift in game play from redemption to non-redemption games and price increases implemented earlier in the year.

Operating payroll and benefits

Total operating payroll and benefits increased by $18,063, or 16.2%, to $129,643 in the twenty-six week period ended July 30, 2017 compared to $111,580 in the twenty-six week period ended July 31, 2016, primarily due to labor associated with additional operating store weeks of our non-comparable stores. The total cost of operating payroll and benefits, as a percent of total revenues, increased 20 basis points to 22.2% for the twenty-six weeks ended July 30, 2017 from 22.0% in the twenty-six weeks ended July 31, 2016. This increase was due, in part, to an hourly wage rate increase of approximately 5.0% and normal labor inefficiencies associated with our non-comparable store base, partially offset by a decrease in payroll related benefits.

Other store operating expenses

Other store operating expenses increased by $22,298, or 15.6%, to $164,897, in the twenty-six week period ended July 30, 2017 compared to $142,599 in the twenty-six week period ended July 31, 2016, primarily due to new store openings. Other store operating expenses during the twenty-six week period ended July 30, 2017, as a percentage of total revenues, were essentially unchanged from prior year as the impact of higher occupancy costs at our non-comparable stores was more than offset by favorable sales leverage on our marketing expenditures.

General and administrative expenses

General and administrative expenses increased by $5,115, or 19.2%, to $31,740 in the twenty-six week period ended July 30, 2017 compared to $26,625 in the twenty-six week period ended July 31, 2016. The increase in general and administrative expenses was primarily driven by a $2,550 charge for net litigation settlement costs, increased labor costs at our corporate headquarters and incremental compensation costs related to our share-based awards. General and administrative expenses, as a percentage of total revenues, increased 10 basis points to 5.4% in the twenty-six weeks ended July 30, 2017 compared to 5.3% in the same period of fiscal 2016, for the same reasons noted above.

Depreciation and amortization expense

Depreciation and amortization expense increased by $6,531, or 15.5%, to $48,775 in the twenty-six week period ended July 30, 2017 compared to $42,244 in the twenty-six week period ended July 31, 2016. Increased depreciation due to our 2016 and 2017 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $3,180 to $9,017 in the twenty-six week period ended July 30, 2017 compared to $5,837 in the twenty-six week period ended July 31, 2016 due to the number and timing of new store openings.

Interest expense, net

Interest expense, net decreased by $78 to $3,917 in the twenty-six week period ended July 30, 2017 compared to $3,995 in the twenty-six week period ended July 31, 2016. A reduction in average outstanding debt was offset by higher variable interest rates.

Provision for income taxes

The effective income tax rate decreased to 26.5% for the twenty-six weeks ended July 30, 2017 compared to 36.7% in the twenty-six weeks ended July 31, 2016. The decrease in the effective tax rate primarily reflects a favorable 10.2% impact from the recognition of excess tax benefits on share-based payments through income tax expense. Refer to Note 1, Summary of Significant Accounting Policies, of Notes to Unaudited Consolidated Financial Statements, for information with respect to the tax impacts associated with employee share-based awards as a result of adoption of new accounting guidance in the first quarter of fiscal 2017.

Liquidity and Capital Resources

Overview

We finance our activities through cash flow from operations and availability under our existing credit facility. As of July 30, 2017, we had cash and cash equivalents of $20,596, net working capital deficit of $108,317 and outstanding debt obligations of $302,000. We also had $177,841 in borrowing availability under our Credit Facility.

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

As of July 30, 2017, we expect our short-term liquidity requirements to include approximately (a) $199,000 to $209,000 of capital additions (net of tenant improvement allowances from landlords), (b) lease obligation payments of $93,000, (c) estimated cash income tax payments of $50,000, (d) scheduled debt service payments (see “Contractual Obligations and Commercial Commitments”) and (e) the repurchase of our common stock.

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

Effective June 7, 2016, our Board of Directors approved the terms of a share repurchase program, under which the Company is authorized to repurchase up to $100,000 of its common shares. Effective June 6, 2017, an additional $100,000 in common share authorization was approved by our Board of Directors. The total $200,000 share repurchase program expires at the end of fiscal 2018. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. Purchases will be made at times and prices considered appropriate by management, subject to any applicable blackout periods. This program is not expected to impact our ability to execute our development plan or allocate capital for other corporate purposes such as remodeling, new games and maintenance. The share repurchase program may also be modified, suspended or discontinued at any time. During the twenty-six weeks ended July 30, 2017, we purchased 1,538,142 shares at an average cost of $63.90 per share. As of July 30, 2017, the Company has approximately $72,889 of share repurchase authorization remaining under the current plan.

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

Borrowing Capacity

Our credit facility provides a $150,000 term loan facility and a $350,000 revolving credit facility and has a maturity date of May 15, 2020. The $350,000 revolving credit facility includes a $20,000 letter of credit sub-facility and a $10,000 swingline sub-facility. The revolving facility was established to provide financing for general purposes. The term loan facility requires quarterly principal payments of $1,875 which began in the third quarter of fiscal 2015 through maturity, when the remaining balance is due. Our credit facility is secured by the assets of Dave & Buster’s, Inc. and is unconditionally guaranteed by Dave & Buster’s Holdings, Inc. and each of its direct and indirect domestic wholly-owned subsidiaries.

As of July 30, 2017, we had letters of credit outstanding of $5,159 and $177,841 of borrowing available under our credit facility. The interest rates per annum applicable to loans, other than swingline loans, under our credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swingline loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leveraged ratio, at LIBOR plus a spread ranging from 1.5% to 2.25% for the term loans and the revolving loans. The stated weighted average interest rate on our credit facility at July 30, 2017 was 2.73%. The weighted average effective interest rate incurred on our borrowings under our credit facility was 2.96%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

In August 2017, we entered into a new senior secured credit facility that provides a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. The majority of the proceeds of this senior secured credit facility were used to refinance in full the prior senior secured facility (of which $291,000 was outstanding) and to pay related interest and expenses. After the refinance, we had $300,000 of borrowings under the term loan facility and no borrowings under the revolving credit facility, which will be used to provide financing for general purposes. Principal payments on the term loan facility of $15,000 per annum are required beginning December 31, 2017 through maturity, when the remaining balance is due. The term loan facility and revolving credit facility loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.25% to 2.00%. The stated interest rate at the time of refinance was 2.73%.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Twenty-six Weeks	Twenty-six Weeks
	Ended July 30, 2017	Ended July 31, 2016
Net cash provided by (used in):
Operating activities	$158,106	$121,710
Investing activities	(98,920)	(83,951)
Financing activities	(58,673)	(40,004)

Net cash provided by operating activities was $158,106 for the twenty-six weeks ended July 30, 2017 compared to $121,710 for the twenty-six weeks ended July 31, 2016. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales, increased comparable store sales and improved operating margins.

Net cash used in investing activities was $98,920 for the twenty-six weeks ended July 30, 2017 compared to $83,951 for the same period of fiscal 2016. Capital expenditures increased $14,978 to $99,757 (excluding the decrease in fixed asset accounts payable of $5,455) in the twenty-six weeks of fiscal 2017 from $84,779 in the twenty-six weeks of fiscal 2016. During the twenty-six weeks of fiscal 2017, the Company spent $73,869 ($52,195 net of tenant improvement allowances and other payments from landlords) for new store construction, $10,869 related to major remodel projects on four existing stores, several smaller scale remodel projects and operating improvement initiatives, $9,789 for game refreshment and $5,230 for maintenance capital. During the twenty-six weeks ended July 31, 2016, we spent $53,410 ($42,749 net of tenant improvement allowances from landlords) for new store construction, $12,586 related to major remodel projects on six existing stores, several smaller scale remodel projects and operating improvement initiatives, $11,863 for game refreshment and $6,920 for maintenance capital.

Net cash used in financing activities increased by $18,669 to $58,673 in the twenty-six weeks ended July 30, 2017 compared to $40,004 in the same period of fiscal 2016. The increase in cash used in financing activities was primarily due to increased repurchases of common stock of $96,455. This increase was offset by net borrowings of debt of $37,250 in the twenty-six weeks ended July 30, 2017 compared to net repayments of $47,750 in the same period of fiscal 2016.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $218,000 and $228,000 ($182,000 to $192,000 net of tenant improvement allowances) in capital additions during fiscal 2017. The fiscal 2017 additions are expected to include approximately $180,000 to $190,000 ($144,000 to $154,000 net of tenant improvement allowances) for new store construction and operating improvement initiatives, including four store remodels, $15,000 for game refreshment and $23,000 in maintenance capital. A portion of the 2017 new store spend is related to stores that will be under construction in 2017 but will not be open until 2018.

Contractual Obligations and Commercial Commitments

The following table sets forth our expected future annual contractual obligations and commercial commitments as of July 30, 2017:

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Credit Facility (1)	$302,000	$7,500	$294,500	$—	$—
Interest requirements (2)	22,582	8,401	14,181	—	—
Operating leases (3)	1,219,694	92,754	174,112	149,701	803,127

Total	$1,544,276	$108,655	$482,793	$149,701	$803,127

(1)	The Credit Facility includes a $150,000 term loan facility and $350,000 revolving credit facility. As of July 30, 2017, we had borrowings of $135,000 under the term loan facility and borrowings of $167,000 under the revolving credit facility.

(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect on July 30, 2017 of 2.73%.

(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above.

The following table represents our expected future annual contractual obligations and commercial commitments on a pro forma as adjusted basis as if the debt refinancing described in Liquidity and Capital Resources had occurred as of July 30, 2017. The cash obligations for interest requirements consist of variable debt obligations at rates in effect as of that time.

	Total	1 Year	2-3 Years	4-5 Years	After 5
					Years
Credit Facility	$300,000	$11,250	$30,000	$258,750	$—
Interest requirements	37,283	8,360	15,148	13,775	—
Operating leases	1,219,694	92,754	174,112	149,701	803,127

Total	$1,556,977	$112,364	$219,260	$422,226	$803,127

Accounting policies and estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates is included in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K filed with the SEC on March 28, 2017.

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

Interest Rate Risk

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our credit facility. Borrowings pursuant to our credit facility bear interest at a floating rate based on LIBOR, plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate credit facility when one-month LIBOR exceeds 3.0%. The interest rate cap agreement matures on October 7, 2019. As of July 30, 2017, one-month LIBOR was 1.23%. We estimate that a hypothetical 25 basis point increase in one-month LIBOR would increase our annualized interest expense in the next year by approximately $800, assuming no change in the balance of the revolving portion of the credit facility.

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

In general, we have been able to partially offset cost increases resulting from inflation by increasing menu prices, improving productivity, or other operating changes. We may or may not be able to offset cost increases in the future.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our second quarter ended July 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report as filed on Form 10-K on March 28, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding repurchase of our common stock, in thousands, except share and per share amounts, during the thirteen weeks ended July 30, 2017:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (2)
May 1, 2017 – May 28, 2017	330,170	$65.62	330,170	$18,384
May 29, 2017 – July 2, 2017	350,865	$68.00	350,865	$94,524
July 3, 2017 – July 30, 2017	327,931	$65.97	327,931	$72,889

(1)	Monthly information is presented by reference to our fiscal periods during the thirteen weeks ended July 30, 2017.

(2)	Effective June 7, 2016, our Board of Directors approved a share repurchase program authorizing up to $100,000 in share repurchases. The Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. Effective June 6, 2017, an additional $100,000 in common shares authorization was approved by our Board of Directors. The total $200,000 share repurchase program expires at the end of fiscal 2018.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of Stephen M. King, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Stephen M. King, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: September 5, 2017	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: September 5, 2017	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer