Form 10-Q
period 2017-10-29
Dave & Buster's Entertainment, Inc.
filed 2017-12-05
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 29, 2017

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

As of November 30, 2017, there were 40,694,355 shares of the Issuer’s common stock outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED OCTOBER 29, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	October 29,	January 29,
	2017	2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,258	$20,083
Inventories	26,107	21,860
Prepaid expenses	18,221	15,828
Income taxes receivable	1,611	5,901
Other current assets	17,916	11,932

Total current assets	79,113	75,604
Property and equipment (net of $449,572 and $387,505 accumulated depreciation as of October 29, 2017 and January 29, 2017, respectively)	686,858	606,865
Deferred tax assets	3,926	2,446
Tradenames	79,000	79,000
Goodwill	272,600	272,629
Other assets and deferred charges	15,700	16,189

Total assets	$1,137,197	$1,052,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,000	$7,500
Accounts payable	62,444	55,278
Accrued liabilities	129,287	112,327
Income taxes payable	396	2,692

Total current liabilities	207,127	177,797
Deferred income taxes	12,978	14,497
Deferred occupancy costs	170,579	147,592
Other liabilities	21,023	16,767
Long-term debt, net	299,940	256,628
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 42,627,975 shares at October 29, 2017 and 42,469,570 shares at January 29, 2017; outstanding: 40,927,386 shares at October 29, 2017 and 42,204,587 shares at January 29, 2017	426	425
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	318,379	310,230
Treasury stock, 1,700,589 and 264,983 shares as of October 29, 2017 and January 29, 2017, respectively	(105,406)	(14,817)
Accumulated other comprehensive loss	(520)	(723)
Retained earnings	212,671	144,337

Total stockholders’ equity	425,550	439,452

Total liabilities and stockholders’ equity	$1,137,197	$1,052,733

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	October 29, 2017	October 30, 2016
Food and beverage revenues	$107,690	$101,343
Amusement and other revenues	142,289	127,316

Total revenues	249,979	228,659
Cost of food and beverage	28,387	26,560
Cost of amusement and other	16,220	15,581

Total cost of products	44,607	42,141
Operating payroll and benefits	57,967	55,034
Other store operating expenses	82,766	71,888
General and administrative expenses	13,432	13,506
Depreciation and amortization expense	25,672	22,864
Pre-opening costs	5,609	4,553

Total operating costs	230,053	209,986

Operating income	19,926	18,673
Interest expense, net	2,156	1,578
Loss on debt refinancing	718	—

Income before provision for income taxes	17,052	17,095
Provision for income taxes	4,895	6,340

Net income	12,157	10,755

Unrealized foreign currency translation loss	(225)	(106)

Total comprehensive income	$11,932	$10,649

Net income per share:
Basic	$0.30	$0.26
Diluted	$0.29	$0.25
Weighted average shares used in per share calculations:
Basic	41,077,206	42,061,235
Diluted	42,250,611	43,327,812

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	October 29, 2017	October 30, 2016
Food and beverage revenues	$356,190	$326,139
Amusement and other revenues	478,688	408,837

Total revenues	834,878	734,976
Cost of food and beverage	91,562	83,772
Cost of amusement and other	50,481	48,628

Total cost of products	142,043	132,400
Operating payroll and benefits	187,610	166,614
Other store operating expenses	247,663	214,487
General and administrative expenses	45,172	40,131
Depreciation and amortization expense	74,447	65,108
Pre-opening costs	14,626	10,390

Total operating costs	711,561	629,130

Operating income	123,317	105,846
Interest expense, net	6,073	5,573
Loss on debt refinancing	718	—

Income before provision for income taxes	116,526	100,273
Provision for income taxes	31,217	36,845

Net income	85,309	63,428

Unrealized foreign currency translation gain	203	180

Total comprehensive income	$85,512	$63,608

Net income per share:
Basic	$2.05	$1.52
Diluted	$1.99	$1.47
Weighted average shares used in per share calculations:
Basic	41,521,802	41,863,932
Diluted	42,888,659	43,234,767

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Paid-In Capital			Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total

				Treasury Stock
	Common Stock			At Cost
	Shares	Amt.		Shares	Amt.
Balance January 29, 2017 (audited)	42,469,570	$425	$310,230	264,983	$(14,817)	$(723)	$144,337	$439,452
Net income	—	—	—	—	—	—	85,309	85,309
Unrealized foreign currency translation gain	—	—	—	—	—	203	—	203
Share-based compensation	—	—	7,006	—	—	—	—	7,006
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	782	782
Issuance of common stock	158,405	1	1,143	—	—	—	—	1,144
Repurchase of common stock	—	—	—	1,778,484	(109,988)	—	—	(109,988)
Issuance of treasury stock	—	—	—	(342,878)	19,399	—	(17,757)	1,642

Balance October 29, 2017 (unaudited)	42,627,975	$426	$318,379	1,700,589	$(105,406)	$(520)	$212,671	$425,550

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	October 29,2017	October 30, 2016
Cash flows from operating activities:
Net income	$85,309	$63,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	74,447	65,108
Deferred taxes	(2,217)	4,445
Excess income tax benefit related to share-based compensation plans	—	(9,124)
Loss on debt refinancing	718	—
Loss on disposal of fixed assets	1,205	987
Share-based compensation	7,006	4,665
Other, net	1,034	1,261
Changes in assets and liabilities:
Inventories	(4,247)	(1,028)
Prepaid expenses	(2,393)	(2,284)
Income tax receivable	4,290	(3,284)
Other current assets	(6,647)	10,056
Other assets and deferred charges	(119)	1,194
Accounts payable	2,007	2,972
Accrued liabilities	17,088	10,855
Income taxes payable	(2,296)	9,059
Deferred occupancy costs	23,249	14,071
Other liabilities	2,629	2,169

Net cash provided by operating activities	201,063	174,550

Cash flows from investing activities:
Capital expenditures	(150,278)	(131,284)
Proceeds from sales of property and equipment	52	31
Collections of notes receivable	3,200	800

Net cash used in investing activities	(147,026)	(130,453)

Cash flows from financing activities:
Proceeds from debt	431,000	68,000
Payments of debt	(379,750)	(127,625)
Payment of debt issuance costs	(2,910)	—
Proceeds from the exercise of stock options	1,144	2,920
Proceeds from issuance of treasury stock	1,642	77
Repurchase of common stock	(109,988)	(7,364)
Excess income tax benefit related to share-based compensation plans	—	9,124

Net cash used in financing activities	(58,862)	(54,868)

Decrease in cash and cash equivalents	(4,825)	(10,771)
Beginning cash and cash equivalents	20,083	25,495

Ending cash and cash equivalents	$15,258	$14,724

Supplemental disclosures of cash flow information:
Increase in fixed asset accounts payable	$5,159	$18,978
Cash paid for income taxes, net	$31,439	$26,606
Cash paid for interest, net	$5,319	$5,083

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation— Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refer to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. As of October 29, 2017, we owned and operated 101 stores located in 34 states and one Canadian province.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the thirteen and thirty-nine weeks ended October 29, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the year ending February 4, 2018. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended January 29, 2017, included in our Annual Report on Form 10-K as filed with the SEC.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2017 and 2016, which end on February 4, 2018 and January 29, 2017, contain 53 and 52 weeks, respectively.

Cash and cash equivalents— We consider transaction settlements in process from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts of $9,761 and $10,065 are presented in “Accounts payable” in the Consolidated Balance Sheets as of October 29, 2017 and January 29, 2017, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.

Other current assets— The balance includes construction allowance receivables of $8,685 and $7,021 as of October 29, 2017 and January 29, 2017, respectively, related to our new store openings.

Provision for income taxes— The provision for income taxes includes a credit for the tax effect of recognizing excess tax benefits on share-based payments of $11,419 and $0 for the thirty-nine weeks ended October 29, 2017 and October 30, 2016, respectively.

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

Non-financial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include such items as property and equipment, goodwill, tradenames and other assets. These assets are measured at fair value if determined to be impaired. During the thirty-nine weeks ended October 29, 2017, there were no impairments recognized.

Share repurchase program— Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. Effective September 7, 2017, an additional $100,000 in common shares authorization was approved by our Board of Directors. As of October 29, 2017, the Company has a total share repurchase authorization of $300,000 which expires at the end of fiscal 2018. During the thirteen and thirty-nine weeks ended October 29, 2017, the Company purchased 240,342 and 1,778,484 shares of common stock at an average cost of $48.69 and $61.84 per share, respectively. As of October 29, 2017, we have approximately $161,188 of share repurchase authorization remaining under the current plan.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, as well as classification in the statement of cash flows. The Company adopted the new guidance in the first quarter of fiscal 2017. The ASU’s income tax aspects also impact the calculation of diluted earnings per share by excluding excess tax benefits from the calculation of assumed proceeds available to repurchase shares under the treasury-stock method. The impact of the new guidance was as follows:

•	As a result of the adoption in the first quarter of fiscal 2017, we recorded an adjustment to retained earnings of $782 to recognize deferred tax assets related to certain state net operating loss carryforwards attributable to excess tax benefits in stock compensation that had not been previously recognized in additional paid in capital.

•	During the thirteen and thirty-nine weeks ended October 29, 2017, excess tax benefits of $1,285 and $11,419, respectively, were recognized as a benefit in the “Provision for Income Taxes” in the Consolidated Statement of Comprehensive Income and classified as a source in operating activities in the Consolidated Statement of Cash Flows.

•	The Company elected to prospectively adopt the effect on the statement of cash flows and accordingly, did not restate the Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 30, 2016.

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

In May 2014, the FASB issued guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance and outlines a single comprehensive model for entities to use in accounting for revenue. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. The update is now effective for interim and annual periods beginning after December 15, 2017. The guidance provides a five step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. We intend to apply the guidance retrospectively with the cumulative effect recognized as of the date of adoption. We do not believe that the new revenue recognition standard will have a material impact on our recognition of revenues.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires the present value of committed operating lease payments to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. As of October 29, 2017, the Company had an estimated $1,400,000 in undiscounted future minimum lease commitments. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for interim and annual periods beginning after December 15, 2018, using a modified retrospective adoption method and early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements. We expect the adoption of this guidance will result in a material increase in the assets and liabilities on our Consolidated Balance Sheets and will likely have an insignificant impact on our Consolidated Statements of Comprehensive Income.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following as of:

	October 29, 2017	January 29, 2017
Deferred amusement revenue	$30,708	$28,305
Compensation and benefits	19,840	20,886
Amusement redemption liability	17,599	15,431
Rent	16,233	14,260
Property taxes	7,650	4,650
Customer deposits	5,804	3,003
Deferred gift card revenue	5,173	6,957
Current portion of long-term insurance	4,070	4,460
Sales and use taxes	3,376	3,872
Utilities	3,332	2,969
Inventory liabilities	4,070	2,659
Other (refer to Note 4)	11,432	4,875

Total accrued liabilities	$129,287	$112,327

Note 3: Debt

Long-term debt consists of the following as of:

	October 29, 2017	January 29, 2017
Credit facility - term	$300,000	$138,750
Credit facility - revolver	16,000	126,000

Total debt outstanding	316,000	264,750
Less:
Current installments - term	(15,000)	(7,500)
Debt issuance costs - term	(1,060)	(622)

Long-term debt, net	$299,940	$256,628

On August 17, 2017, we entered into a senior secured credit facility that provides a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. The $500,000 revolving credit facility includes a $35,000 letter of credit sub-facility and a $15,000 swing loan sub-facility. The revolving credit facility is available to provide financing for general purposes. Principal payments on the term loan facility of $3,750 per quarter are required beginning December 31, 2017 through maturity, when the remaining balance is due. Our current credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of October 29, 2017, we had letters of credit outstanding of $4,971 and $479,029 of borrowing available under our credit facility.

The majority of the proceeds of this senior secured credit facility were used to refinance in full the May 15, 2015 credit facility (of which $291,000 was outstanding) and to pay related interest and expenses. In connection with the new credit facility we incurred debt costs of $2,910, of which $397 was expensed as a loss on debt refinancing. The remaining debt costs incurred of $1,826 and $687 are included in Other assets and deferred charges and Long-term debt, net, respectively, in the Consolidated Balance Sheets. Total loss on debt refinancing, including the write off of a portion of unamortized debt costs, totaled $718 during the thirteen weeks ended October 29, 2017.

The interest rates per annum applicable to loans, other than swing loans, under our existing credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swing loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.25% to 2.00% for the term loans and the revolving loans. The stated weighted average interest rate at October 29, 2017 was 2.49%. The year-to-date weighted average effective interest rate was 3.06%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our credit facility contains restrictive covenants that, among other things, place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our credit facility requires us to maintain certain financial ratio covenants. As of October 29, 2017, we were in compliance with our restrictive covenants.

Future debt obligations — The following table sets forth our future debt principal payment obligations as of October 29, 2017 by fiscal year:

2017	$3,750
2018	15,000
2019	15,000
2020	15,000
2021	15,000
2022	252,250

Total future payments	$316,000

Interest expense, net — The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	October 29, 2017	October 30, 2016
Interest expense on credit facilities	$2,252	$1,582
Amortization of issuance cost	195	168
Interest income	(31)	(58)
Less: capitalized interest	(250)	(112)
Change in fair value of interest rate cap	(10)	(2)

Total interest expense, net	$2,156	$1,578

	Thirty-nine Weeks	Thirty-nine Weeks
	Ended	Ended
	October 29, 2017	October 30, 2016
Interest expense on credit facilities	$5,959	$5,216
Amortization of issuance cost	528	506
Interest income	(166)	(184)
Less: capitalized interest	(507)	(322)
Change in fair value of interest rate cap	259	357

Total interest expense, net	$6,073	$5,573

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our Credit Facility. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate credit facility when one-month LIBOR exceeds 3.0%. The interest rate cap agreement matures on October 7, 2019. The derivative is not designated as a hedge and does not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate cap are recognized as interest expense. The Company’s investment in the interest rate cap, with a fair value of $38 at October 29, 2017, is included in “Other assets and deferred charges” in the Consolidated Balance Sheets and was valued using an analysis based on market observable inputs representing Level Two assets as defined by GAAP. For the thirteen and thirty-nine weeks ending October 29, 2017, interest expense (income) includes $(10) and $259 related to the change in the fair value of the interest rate cap.

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

On June 30, 2017, we agreed to settle litigation related to alleged violations of the Employee Retirement Income Security Act. Once the settlement agreement is finalized, it will be subject to court approval. To cover the estimated net costs of settlement, including estimated payment to any opt-in members and class attorneys, as well as related settlement administration costs, we recorded a net charge of $2,550 (representing $7,500 of gross settlement costs less $4,950 of insurance recoveries) during the thirteen-week period ended July 30, 2017. The charge was recorded in general and administrative expenses in our Consolidated Statements of Comprehensive Income. No additional settlement liabilities or recoveries related to this litigation were recorded in the thirteen week period ended October 29, 2017. The actual amount of any settlement payment could vary from our estimate and will be subject to many factors including approval by the court, the claims process and other matters typically associated with the settlement of litigation.

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional contingent rentals based on revenues.

The following table sets forth our lease commitments as of October 29, 2017:

1 year or less	$100,701
2 years	99,749
3 years	93,456
4 years	88,142
5 years	79,860
Thereafter	941,902

Total future payments	$1,403,810

As of October 29, 2017, we have signed operating lease agreements for ten future sites which are expected to open in the last quarter of fiscal 2017 and early fiscal 2018. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of October 29, 2017, we have signed nineteen additional operating lease agreements for future sites. Our commitments under these agreements are contingent, upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 5: Earnings per share

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested), unvested time-based restricted stock units (RSU’s) and unvested performance RSU’s to the extent performance measures were attained as of the end of the reporting period, calculated using the treasury-stock method. Potential dilutive shares are excluded from the computation of earnings per share (“EPS”) if their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. We excluded 188,229 anti-dilutive options from the calculation of common equivalent shares as of the thirteen and thirty-nine weeks ended October 29, 2017.

The following table sets forth the computation of EPS, basic and diluted for the periods indicated:

(in thousands, except share and per share data)	Thirteen Weeks Ended October 29, 2017	Thirteen Weeks Ended October 30, 2016
Numerator:
Net income	$12,157	$10,755
Denominator:
Weighted average number of common shares outstanding (basic)	41,077,206	42,061,235
Weighted average dilutive impact of equity-based awards	1,173,405	1,266,577
Weighted average number of common and common equivalent shares outstanding (diluted)	42,250,611	43,327,812
Net income per share:
Basic	$0.30	$0.26
Diluted	$0.29	$0.25

(in thousands, except share and per share data)	Thirty-nine Weeks Ended October 29, 2017	Thirty-nine Weeks Ended October 30, 2016
Numerator:
Net income	$85,309	$63,428
Denominator:
Weighted average number of common shares outstanding (basic)	41,521,802	41,863,932
Weighted average dilutive impact of equity-based awards	1,366,857	1,370,835
Weighted average number of common and common equivalent shares outstanding (diluted)	42,888,659	43,234,767
Net income per share:
Basic	$2.05	$1.52
Diluted	$1.99	$1.47

Note 6: Share-Based Compensation

Compensation expenses related to stock options, time-based and performance-based RSU’s and restricted stock are included in general and administrative expenses and were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Stock options	$1,584	$1,088	$4,240	$3,138
RSU’s and restricted stock	973	580	2,766	1,527

Total share-based compensation expense	$2,557	$1,668	$7,006	$4,665

Transactions related to stock option awards during the thirty-nine weeks ended October 29, 2017 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price
Outstanding at January 29, 2017	833,499	$26.93	1,225,053	$5.35
Granted	190,379	57.74	—	—
Exercised	(16,522)	34.81	(483,008)	4.58
Forfeited	(4,631)	47.33	—	—

Outstanding at October 29, 2017	1,002,725	$32.56	742,045	$5.86

Exercisable at October 29, 2017	421,687	$26.48	688,249	$5.66

The total intrinsic value of options exercised during the thirty-nine weeks ended October 29, 2017 and October 30, 2016 was $29,235 and $23,186, respectively. The unrecognized expense related to our stock option plan totaled approximately $2,375 as of October 29, 2017 and will be expensed over a weighted average period of 1.7 years.

Transactions related to time-based and performance-based RSU’s and restricted stock during the thirty-nine weeks ended October 29, 2017 were as follows:

		Weighted
		Average
	Shares	Fair Value
Outstanding at January 29, 2017	128,088	$37.19
Granted	70,357	58.78
Vested	(10,485)	40.68
Forfeited	(3,395)	51.65

Outstanding at October 29, 2017	184,565	$44.96

Fair value of our time-based and performance-based RSU’s and restricted stock is based on our closing stock price on the date of grant. The unrecognized expense related to our time-based and performance-based RSU’s and unvested restricted stock was $5,338 as of October 29, 2017 and will be expensed over a weighted average period of 2.2 years.

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

We intend for new store expansion to be a key growth driver. Our long-term plan is to open new stores at an annual rate of at least 10% of our existing stores. During the first thirty-nine weeks of fiscal 2017, the Company opened nine new stores, compared to seven new store openings in the comparable 2016 period. As of October 29, 2017, there were 101 stores in the United States and Canada. To increase comparable store sales we plan to provide our customers with the latest exciting games, leverage the D&B Sports concept by building awareness through national cable advertising and drive customer frequency by enhancing customer experience through providing new product offerings in each of the “Eat, Drink, Play and Watch” components of our business. We currently anticipate opening fourteen new stores in fiscal 2017.

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

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales. Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 76 stores as of October 29, 2017.

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between October 31, 2016 and October 29, 2017, we opened thirteen new stores.

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles (“GAAP”), we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Adjusted EBITDA, Adjusted EBITDA Margin, Store Operating Income Before Depreciation and Amortization and Store Operating Income Before Depreciation and Amortization Margin (defined below). These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. In addition, Adjusted EBITDA excludes pre-opening and other costs which may be important in analyzing our GAAP results. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Our calculations of Adjusted EBITDA adjust for these amounts because they vary from period to period and do not directly relate to the ongoing operations of the currently underlying business of our stores and therefore complicate comparison of underlying business between periods. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA or Store Operating Income Before Depreciation and Amortization in isolation and also uses other measures, such as revenues, gross margin, operating income and net income (loss), to measure operating performance.

Adjusted EBITDA and Adjusted EBITDA Margin. We define “Adjusted EBITDA” as net income (loss), plus interest expense, net, loss on debt refinancing, provision (benefit) for income taxes, depreciation and amortization expense, loss on asset disposal, share-based compensation, pre-opening costs, currency transaction (gains) losses and other costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.

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

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. All references to the third quarter of 2017 relate to the 13 week period ended October 29, 2017. All references to the third quarter of 2016 relate to the 13 week period ended October 30, 2016. Fiscal 2017 and fiscal 2016 consist of 53 and 52 weeks, respectively. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

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

We expect that economic and environmental conditions and changes in tax and other regulatory legislation will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although there is no assurance that our cost of products will remain stable or that federal, state or local minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increases or wage rate increases are expected to be partially offset by selected menu price increases where competitively appropriate.

Thirteen Weeks Ended October 29, 2017 Compared to Thirteen Weeks Ended October 30, 2016

Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks Ended		Thirteen Weeks Ended
	October 29, 2017		October 30, 2016
Food and beverage revenues	$107,690	43.1%	$101,343	44.3%
Amusement and other revenues	142,289	56.9	127,316	55.7

Total revenues	249,979	100.0	228,659	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	28,387	26.4	26,560	26.2
Cost of amusement and other (as a percentage of amusement and other revenues)	16,220	11.4	15,581	12.2

Total cost of products	44,607	17.8	42,141	18.4
Operating payroll and benefits	57,967	23.2	55,034	24.1
Other store operating expenses	82,766	33.1	71,888	31.4
General and administrative expenses	13,432	5.4	13,506	5.9
Depreciation and amortization expense	25,672	10.3	22,864	10.0
Pre-opening costs	5,609	2.2	4,553	2.0

Total operating costs	230,053	92.0	209,986	91.8

Operating income	19,926	8.0	18,673	8.2
Interest expense, net	2,156	0.9	1,578	0.7
Loss on debt refinancing	718	0.3	—	—

Income before provision for income taxes	17,052	6.8	17,095	7.5
Provision for income taxes	4,895	1.9	6,340	2.8

Net income	$12,157	4.9%	$10,755	4.7%

Change in comparable store sales		(1.3)%		5.9%
Company-owned stores open at end of period		101		88
Comparable stores open at end of period		76		66

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	October 29, 2017	October 30, 2016
Net income	$12,157	$10,755
Interest expense, net	2,156	1,578
Loss on debt refinancing	718	—
Provision for income taxes	4,895	6,340
Depreciation and amortization expense	25,672	22,864

EBITDA	45,598	41,537
Loss on asset disposal	321	514
Share-based compensation	2,557	1,668
Pre-opening costs	5,609	4,553
Other costs (1)	46	(5)

Adjusted EBITDA (2)	$54,131	$48,267

Adjusted EBITDA Margin (2)	21.7%	21.1%

(1)	Primarily represents costs related to currency transaction (gains) or losses.
(2)	Beginning in the fourth quarter of 2016 we revised our calculation of Adjusted EBITDA to exclude adjustments for changes in deferred amusement revenue and ticket liabilities. This change has been applied retrospectively to all periods presented.

Store Operating Income Before Depreciation and Amortization

The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	October 29, 2017	October 30, 2016
Operating income	$19,926	$18,673
General and administrative expenses	13,432	13,506
Depreciation and amortization expense	25,672	22,864
Pre-opening costs	5,609	4,553

Store Operating Income Before Depreciation and Amortization	$64,639	$59,596

Store Operating Income Before Depreciation and Amortization Margin	25.9%	26.1%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Total capital additions do not include any reductions for accrual-based tenant improvement allowances (“Payments from landlords”).

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	October 29, 2017	October 30, 2016
New store	$51,232	$49,115
Operating initiatives, including remodels	2,762	3,258
Games	2,229	348
Maintenance Capital	4,912	4,667

Total capital additions	$61,135	$57,388

Payments from landlords	$2,618	$6,118

Results of Operations

Revenues

Total revenues increased $21,320, or 9.3%, to $249,979 in the third quarter of fiscal 2017 compared to total revenues of $228,659 in the third quarter of fiscal 2016. For the thirteen weeks ended October 29, 2017, we derived 29.1% of our total revenue from food sales, 14.0% from beverage sales, 56.1% from amusement sales and 0.8% from other sources. For the thirteen weeks ended October 30, 2016, we derived 29.8% of our total revenue from food sales, 14.5% from beverage sales, 54.9% from amusement sales and 0.8% from other sources.

The increased revenues in the third quarter of fiscal 2017 were from the following sources:

Comparable stores	$(2,496)
Non-comparable stores	22,916
Other	900

Total	$21,320

Comparable store revenue decreased $2,496, or 1.3%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. Comparable store revenue compared to prior year was in part negatively impacted by catastrophic events occurring in the third quarter of fiscal 2017, including Hurricane Harvey and Hurricane Irma as well as wildfires in California. Comparable walk-in revenues, which accounted for 90.7% of comparable store revenue for the third quarter of fiscal 2017, decreased $1,574, or 0.9% compared to the third quarter of fiscal 2016. Comparable store special events revenues, which accounted for 9.3% of comparable store revenue for the third quarter of fiscal 2017, decreased $922, or 4.8% compared to the third quarter of fiscal 2016.

Food sales at comparable stores decreased by $2,489, or 4.2%, to $56,838 in the third quarter of fiscal 2017 from $59,327 in the third quarter of fiscal 2016. Beverage sales at comparable stores decreased by $1,194, or 4.1%, to $27,833 in the third quarter of fiscal 2017 from $29,027 in the third quarter of fiscal 2016. The decrease in food and beverage unit sales at comparable stores was partially offset by an overall increase in menu prices. Comparable store amusement and other revenues in the third quarter of fiscal 2017 increased by $1,187, or 1.1%, to $111,702 from $110,515 in the third quarter of fiscal 2016, due to an increase in the revenue per Power Card sold. The growth over fiscal 2016 in amusement sales was driven in part by national advertising which highlighted our entertainment offerings, including a limited time offer which allowed customers to play certain new games for free.

Non-comparable store revenue increased $22,916, for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The increase in non-comparable store revenue was primarily driven by 170 additional operating store weeks contributed by our twenty-five non-comparable stores.

Cost of products

The total cost of products was $44,607 for the third quarter of fiscal 2017 and $42,141 for the third quarter of fiscal 2016. The total cost of products as a percentage of total revenues was 17.8% and 18.4% for the third quarter of fiscal 2017 and the third quarter of fiscal 2016, respectively.

Cost of food and beverage products increased to $28,387 in the third quarter of fiscal 2017 compared to $26,560 for the third quarter of fiscal 2016 due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 20 basis points to 26.4% for the third quarter of fiscal 2017 from 26.2% for the third quarter of fiscal 2016. Higher product costs were partially offset by increases in food and beverage prices.

Cost of amusement and other increased to $16,220 in the third quarter of fiscal 2017 compared to $15,581 in the third quarter of fiscal 2016 as cost reductions at comparable stores were more than offset by costs related to our non-comparable stores. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 80 basis points to 11.4% for the third quarter of fiscal 2017 from 12.2% for the third quarter of fiscal 2016. The decrease in cost of amusement and other as a percentage of revenue is due to price increases implemented earlier in the year and a shift in game play from redemption to non-redemption games.

Operating payroll and benefits

Total operating payroll and benefits increased by $2,933, or 5.3%, to $57,967 in the third quarter of fiscal 2017 compared to $55,034 in the third quarter of fiscal 2016. This increase was primarily due to labor associated with the additional operating store weeks of our non-comparable stores. The total cost of operating payroll and benefits, as a percentage of total revenues, decreased 90 basis points to 23.2% in the third quarter of fiscal 2017 compared to 24.1% for the third quarter of fiscal 2016. This decrease was primarily due to store-level incentive compensation and payroll related benefits which together decreased approximately 80 basis points. Additionally, increased focus on labor management helped reduce the adverse impact of wage rate increases on operating margins.

Other store operating expenses

Other store operating expenses increased by $10,878, or 15.1%, to $82,766 in the third quarter of fiscal 2017 compared to $71,888 in the third quarter of fiscal 2016, primarily due to new store openings. Other store operating expenses as a percentage of total revenues increased 170 basis points to 33.1% in the third quarter of fiscal 2017 compared to 31.4% in the third quarter of fiscal 2016. This increase was due primarily to increased margin pressure on occupancy costs associated with our recent store openings, higher marketing costs and incremental sports viewing costs.

General and administrative expenses

General and administrative expenses decreased by $74, or 0.5%, to $13,432 in the third quarter of fiscal 2017 compared to $13,506 in the third quarter of fiscal 2016, due to lower incentive compensation expenses which were partially offset by increased labor costs at our corporate headquarters and incremental compensation costs related to our share-based awards. General and administrative expenses, as a percentage of total revenues decreased 50 basis points to 5.4% in the third quarter of fiscal 2017 compared to 5.9% in the third quarter of fiscal 2016 due to favorable leverage on sales.

Depreciation and amortization expense

Depreciation and amortization expense increased by $2,808, or 12.3%, to $25,672 in the third quarter of fiscal 2017 compared to $22,864 in the third quarter of fiscal 2016. Increased depreciation due to our 2016 and 2017 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $1,056 to $5,609 in the third quarter of fiscal 2017 compared to $4,553 in the third quarter of fiscal 2016 due primarily to the number and timing of new store openings and stores in development.

Interest expense, net

Interest expense, net increased by $578 to $2,156 in the third quarter of fiscal 2017 compared to $1,578 in the third quarter of fiscal 2016 due primarily to higher variable interest rates and a slight increase in average outstanding debt.

Loss on debt refinancing

In connection with the August 17, 2017 debt refinancing (see Note 3, Debt, of Notes to Unaudited Consolidated Financial Statements for further discussion), the Company recorded a charge of $718 during the third quarter of fiscal 2017.

Provision for income taxes

The effective income tax rate decreased to 28.7% for the thirteen weeks ended October 29, 2017 compared to 37.1% in the thirteen weeks ended October 30, 2016. The decrease in the effective tax rate primarily reflects a favorable 7.5% impact from the recognition of excess tax benefits on share-based payments through income tax expense. Refer to Note 1, Summary of Significant Accounting Policies, of Notes to Unaudited Consolidated Financial Statements, for information with respect to the tax impacts associated with share-based awards as a result of adoption of new accounting guidance in the first quarter of fiscal 2017.

Thirty-nine Weeks Ended October 29, 2017 Compared to Thirty-nine Weeks Ended October 30, 2016

Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the unaudited accompanying consolidated statements of comprehensive income.

	Thirty-nine Weeks		Thirty-nine Weeks
	Ended		Ended
	October 29, 2017		October 30, 2016
Food and beverage revenues	$356,190	42.7%	$326,139	44.4%
Amusement and other revenues	478,688	57.3	408,837	55.6

Total revenues	834,878	100.0	734,976	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	91,562	25.7	83,772	25.7
Cost of amusement and other (as a percentage of amusement and other revenues)	50,481	10.5	48,628	11.9

Total cost of products	142,043	17.0	132,400	18.0
Operating payroll and benefits	187,610	22.5	166,614	22.7
Other store operating expenses	247,663	29.6	214,487	29.1
General and administrative expenses	45,172	5.4	40,131	5.5
Depreciation and amortization expense	74,447	8.9	65,108	8.9
Pre-opening costs	14,626	1.8	10,390	1.4

Total operating costs	711,561	85.2	629,130	85.6

Operating income	123,317	14.8	105,846	14.4
Interest expense, net	6,073	0.7	5,573	0.8
Loss on debt refinancing	718	0.1	—	—

Income before provision for income taxes	116,526	14.0	100,273	13.6
Provision for income taxes	31,217	3.8	36,845	5.0

Net income	$85,309	10.2%	$63,428	8.6%

Change in comparable store sales		0.8%		3.4%
Company owned stores open at end of period		101		88
Comparable stores open at end of period		76		66

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Thirty-nine Weeks	Thirty-nine Weeks
	Ended	Ended
	October 29, 2017	October 30, 2016
Net income	$85,309	$63,428
Interest expense, net	6,073	5,573
Loss on debt refinancing	718	—
Provision for income taxes	31,217	36,845
Depreciation and amortization expense	74,447	65,108

EBITDA	197,764	170,954
Loss on asset disposal	1,205	987
Share-based compensation	7,006	4,665
Pre-opening costs	14,626	10,390
Other costs (1)	(329)	68

Adjusted EBITDA (2)	$220,272	$187,064

Adjusted EBITDA Margin (2)	26.4%	25.5%

(1)	Primarily represents costs related to currency transaction (gains) or losses.
(2)	Beginning in the fourth quarter of 2016 we revised our calculation of Adjusted EBITDA to exclude adjustments for changes in deferred amusement revenue and ticket liabilities. This change has been applied retrospectively to all periods presented.

Store Operating Income Before Depreciation and Amortization

The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirty-nine Weeks	Thirty-nine Weeks
	Ended	Ended
	October 29, 2017	October 30, 2016
Operating income	$123,317	$105,846
General and administrative expenses	45,172	40,131
Depreciaton and amortization expense	74,447	65,108
Pre-opening costs	14,626	10,390

Store Operating Income Before Depreciation and Amortization	$257,562	$221,475

Store Operating Income Before Depreciation and Amortization Margin	30.9%	30.1%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Total capital additions do not include any reductions for Payments from landlords.

	Thirty-nine Weeks	Thirty-nine Weeks
	Ended	Ended
	October 29, 2017	October 30, 2016
New store	$119,638	$106,134
Operating initiatives, including remodels	14,830	17,890
Games	10,521	15,180
Maintenance capital	10,448	11,058

Total capital additions	$155,437	$150,262

Payments from landlords	$24,292	$16,779

Results of Operations

Revenues

Total revenues increased $99,902, or 13.6%, to $834,878 in the thirty-nine weeks ended October 29, 2017 compared to total revenues of $734,976 in the thirty-nine weeks ended October 30, 2016. For the thirty-nine weeks ended October 29, 2017, we derived 29.1% of our total revenue from food sales, 13.6% from beverage sales, 56.6% from amusement sales and 0.7% from other sources. For the thirty-nine weeks ended October 30, 2016, we derived 30.2% of our total revenue from food sales, 14.2% from beverage sales, 54.8% from amusement sales and 0.8% from other sources.

The increased revenues were derived from the following sources:

Comparable stores	$5,453
Non-comparable stores	93,550
Other	899

Total	$99,902

Comparable store revenue increased $5,453, or 0.8%, in the thirty-nine weeks ended October 29, 2017 compared to the thirty-nine weeks ended October 30, 2016. Comparable store walk-in revenues, which accounted for 90.9% of consolidated comparable store revenue in the thirty-nine weeks ended October 29, 2017, increased $5,836, or 1.0% compared to the thirty-nine weeks ended October 30, 2016. Comparable store special events revenues, which accounted for 9.1% of consolidated comparable store revenue in the thirty-nine weeks ended October 29, 2017, decreased $383, or 0.6% compared to the thirty-nine weeks ended October 30, 2016.

Food sales at comparable stores decreased by $6,378, or 3.2%, to $192,070 in the thirty-nine weeks ended October 29, 2017 from $198,448 in the thirty-nine weeks ended October 30, 2016. Beverage sales at comparable stores decreased by $3,680, or 3.9%, to $90,574 in the thirty-nine weeks ended October 29, 2017 from $94,254 in the thirty-nine weeks ended October 30, 2016. The decrease in food and beverage unit sales at comparable stores was partially offset by price increases. Comparable store amusement and other revenues in the thirty-nine weeks ended October 29, 2017 increased by $15,511, or 4.2%, to $382,578 from $367,067 in the thirty-nine weeks ended October 30, 2016 due to an increase in the revenue per Power Card sold. The growth over fiscal 2016 in amusement sales was driven by national advertising, which highlighted our new games offerings (including games available only at Dave & Buster’s stores) and included the introduction of several games with highly recognizable and marketable content. Our new amusement offerings included limited time offers which allowed customers to play certain new games for free.

Non-comparable store revenue increased $93,550, for the thirty-nine weeks ended October 29, 2017 compared to the same period of fiscal 2016. The increase in non-comparable store revenue was primarily driven by 515 additional operating store weeks contributed by our twenty-five non-comparable stores.

Cost of products

The total cost of products was $142,043 for the thirty-nine week period ended October 29, 2017 and $132,400 for the thirty-nine week period ended October 30, 2016. The total cost of products as a percentage of total revenues was 17.0% and 18.0% for the thirty-nine weeks ended October 29, 2017 and the thirty-nine week period ended October 30, 2016, respectively.

Cost of food and beverage products increased to $91,562 in the thirty-nine week period ended October 29, 2017 compared to $83,772 in the thirty-nine week period ended October 30, 2016 due primarily to the increased sales volume at our non-comparable stores. Cost of food and beverage products, as a percentage of food and beverage revenues, was 25.7% for both the thirty-nine week period ended October 29, 2017 and the thirty-nine week period ended October 30, 2016, due to savings in our meat and seafood categories offset by higher poultry costs and the impact of our larger non-comparable store group.

Cost of amusement and other increased to $50,481 in the thirty-nine week period ended October 29, 2017 compared to $48,628 in the thirty-nine week period ended October 30, 2016. The costs of amusement and other, as a percentage of amusement and other revenues decreased 140 basis points to 10.5% for the thirty-nine weeks ended October 29, 2017 from 11.9% for the thirty-nine weeks ended October 30, 2016. This decrease was due primarily to a $2,531, or 70 basis point, amusement cost reduction in the first quarter of fiscal 2017 due to the favorable settlement of a multi-year use tax audit by the state of Texas. This cost reduction represents the excess use tax on redemption items during the period from July 2011 through January 2017. Additionally, the decrease in cost of amusement and other as a percentage of revenue was positively impacted by a shift in game play from redemption to non-redemption games and price increases implemented earlier in the year.

Operating payroll and benefits

Total operating payroll and benefits increased by $20,996, or 12.6%, to $187,610 in the thirty-nine week period ended October 29, 2017 compared to $166,614 in the thirty-nine week period ended October 30, 2016, primarily due to labor associated with additional operating store weeks of our non-comparable stores. The total cost of operating payroll and benefits, as a percent of total revenues, decreased 20 basis points to 22.5% for the thirty-nine weeks ended October 29, 2017 from 22.7% in the thirty-nine weeks ended October 30, 2016. This decrease was due to store-level incentive compensation and payroll related benefits which decreased approximately 30 basis points, partially offset by an hourly wage rate increase of approximately 4.8% and normal labor inefficiencies associated with our non-comparable store base.

Other store operating expenses

Other store operating expenses increased by $33,176, or 15.5%, to $247,663, in the thirty-nine week period ended October 29, 2017 compared to $214,487 in the thirty-nine week period ended October 30, 2016, primarily due to new store openings. Other store operating expenses during the thirty-nine week period ended October 29, 2017, as a percentage of total revenues, increased 50 basis points to 29.6% from 29.1% in the thirty-nine weeks ended October 30, 2016. This increase was due primarily to increased margin pressure on occupancy costs associated with our recent store openings partially offset by favorable leverage of marketing expenses on increased revenue.

General and administrative expenses

General and administrative expenses increased by $5,041, or 12.6%, to $45,172 in the thirty-nine week period ended October 29, 2017 compared to $40,131 in the thirty-nine week period ended October 30, 2016. The increase in general and administrative expenses was primarily driven by a second quarter $2,550 charge for net litigation settlement costs, increased labor costs at our corporate headquarters and incremental compensation costs related to our share-based awards partially offset by lower incentive compensation expenses. General and administrative expenses, as a percentage of total revenues, decreased 10 basis points to 5.4% in the thirty-nine weeks ended October 29, 2017 compared to 5.5% in the same period of fiscal 2016 due to favorable leverage on sales.

Depreciation and amortization expense

Depreciation and amortization expense increased by $9,339, or 14.3%, to $74,447 in the thirty-nine week period ended October 29, 2017 compared to $65,108 in the thirty-nine week period ended October 30, 2016. Increased depreciation due to our 2016 and 2017 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $4,236 to $14,626 in the thirty-nine week period ended October 29, 2017 compared to $10,390 in the thirty-nine week period ended October 30, 2016 due to the number and timing of new store openings and stores in development.

Interest expense, net

Interest expense, net increased by $500 to $6,073 in the thirty-nine week period ended October 29, 2017 compared to $5,573 in the thirty-nine week period ended October 30, 2016 due primarily to higher variable interest rates offset by a slight reduction in average outstanding debt.

Loss on debt refinancing

In connection with the August 17, 2017 debt refinancing (see Note 3, Debt, of Notes to Unaudited Consolidated Financial Statements for further discussion), the Company recorded a charge of $718 during the third quarter of fiscal 2017.

Provision for income taxes

The effective income tax rate decreased to 26.8% for the thirty-nine weeks ended October 29, 2017 compared to 36.7% in the thirty-nine weeks ended October 30, 2016. The decrease in the effective tax rate primarily reflects a favorable 9.8% impact from the recognition of excess tax benefits on share-based payments through income tax expense. Refer to Note 1, Summary of Significant Accounting Policies, of Notes to Unaudited Consolidated Financial Statements, for information with respect to the tax impacts associated with share-based awards as a result of adoption of new accounting guidance in the first quarter of fiscal 2017.

Liquidity and Capital Resources

Overview

We finance our activities through cash flow from operations and availability under our existing credit facility. As of October 29, 2017, we had cash and cash equivalents of $15,258, net working capital deficit of $128,014 and outstanding debt obligations of $316,000. We also had $479,029 in borrowing availability under our existing credit facility.

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

As of October 29, 2017, we expect our short-term liquidity requirements to include approximately (a) $190,000 to $200,000 of capital additions (net of tenant improvement allowances and other payments from landlords), (b) lease obligation payments of $101,000, (c) estimated cash income tax payments of $61,000, (d) scheduled debt service payments (see “Contractual Obligations and Commercial Commitments”) and (e) the repurchase of our common stock.

Long-term liquidity requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for new store development and construction, replacement of games and equipment, performance-necessary renovations and other non-recurring capital expenditures that need to be made periodically to our stores, principal and interest payments on our outstanding term loan and scheduled lease obligation payments. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing cash on hand, cash provided by operations, and borrowings under the revolving portion of our credit facility.

Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. Effective September 7, 2017, an additional $100,000 in common shares authorization was approved by our Board of Directors. As of October 29, 2017. the Company has a total share repurchase authorization of $300,000 which expires at the end of fiscal 2018. During the thirteen and thirty-nine weeks ended October 29, 2017, the Company purchased 240,342 and 1,778,484 shares of common stock at an average cost of $48.69 and $61.84 per share, respectively. As of October 29, 2017, we have approximately $161,188 of share repurchase authorization remaining under the current plan.

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

Borrowing Capacity

Our existing credit facility provides a $300,000 term loan facility and a $500,000 revolving credit facility and has a maturity date of August 17, 2022. The $500,000 revolving credit facility includes a $35,000 letter of credit sub-facility and a $15,000 swing loan sub-facility. The revolving facility was established to provide financing for general purposes. Principal payments on the term loan facility of $3,750 per quarter are required beginning December 31, 2017 through maturity, when the remaining balance is due. Our credit facility is secured by the assets of Dave & Buster’s, Inc. and is unconditionally guaranteed by Dave & Buster’s Holdings, Inc. and each of its direct and indirect domestic wholly-owned subsidiaries.

As of October 29, 2017, we had letters of credit outstanding of $4,971 and $479,029 of borrowing available under our credit facility. The interest rates per annum applicable to loans, other than swing loans, under our credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swing loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leveraged ratio, at LIBOR plus a spread ranging from 1.25% to 2.00% for the term loans and the revolving loans. The stated weighted average interest rate on our credit facility at October 29, 2017 was 2.49%. The year-to-date weighted average effective interest rate incurred on our borrowings under our credit facility was 3.06%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirty-nine Weeks	Thirty-nine Weeks
	Ended October 29, 2017	Ended October 30, 2016
Net cash provided by (used in):
Operating activities	$201,063	$174,550
Investing activities	(147,026)	(130,453)
Financing activities	(58,862)	(54,868)

Net cash provided by operating activities was $201,063 for the thirty-nine weeks ended October 29, 2017 compared to $174,550 for the thirty-nine weeks ended October 30, 2016. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales and slightly increased comparable store sales and improved operating margins.

Net cash used in investing activities was $147,026 for the thirty-nine weeks ended October 29, 2017 compared to $130,453 for the same period of fiscal 2016. Capital expenditures increased $18,994 to $150,278 (excluding the increase in fixed asset accounts payable of $5,159) in the thirty-nine weeks of fiscal 2017 from $131,284 in the thirty-nine weeks of fiscal 2016. During the thirty-nine weeks of fiscal 2017, the Company spent $114,663 ($90,371 net of tenant improvement allowances and other payments from landlords) for new store construction, $14,825 related to major remodel projects on four existing stores, several smaller scale remodel projects and operating improvement initiatives, $11,024 for game refreshment and $9,766 for maintenance capital. During the thirty-nine weeks ended October 30, 2016, we spent $88,039 ($71,260 net of tenant improvement allowances from landlords) for new store construction, $17,131 related to major remodel projects on six existing stores, several smaller scale remodel projects and operating improvement initiatives, $15,048 for game refreshment and $11,066 for maintenance capital.

Net cash used in financing activities increased by $3,994 to $58,862 in the thirty-nine weeks ended October 29, 2017 compared to $54,868 in the same period of fiscal 2016. The increase in cash used in financing activities was primarily due to increased repurchases of common stock of $102,624 offset by net borrowings of debt of $51,250 in the thirty-nine weeks ended October 29, 2017 compared to net repayments of $59,625 in the thirty-nine weeks ended October 30, 2016.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $231,000 and $236,000 ($195,000 to $200,000 net of tenant improvement allowances) in capital additions during fiscal 2017. The fiscal 2017 additions are expected to include approximately $195,000 to $200,000 ($159,000 to $164,000 net of tenant improvement allowances) for new store construction and operating improvement initiatives, including four store remodels, $16,000 for game refreshment and $20,000 in maintenance capital. A portion of the 2017 new store spend is related to stores that will be under construction in 2017 but will not be open until 2018.

Contractual Obligations and Commercial Commitments

The following table sets forth our expected future annual contractual obligations and commercial commitments as of October 29, 2017:

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Credit Facility (1)	$316,000	$15,000	$30,000	$271,000	$—
Interest requirements (2)	33,969	7,920	14,406	11,643	—
Operating leases (3)	1,403,810	100,701	193,205	168,002	941,902

Total	$1,753,779	$123,621	$237,611	$450,645	$941,902

(1)	The Credit Facility includes a $300,000 term loan facility and $500,000 revolving credit facility. As of October 29, 2017, we had borrowings of $300,000 under the term loan facility and borrowings of $16,000 under the revolving credit facility.

(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect on October 29, 2017 of 2.49%.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above.

Accounting policies and estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates is included in our annual consolidated financial statements and the related notes in our Annual Report on Form10-K filed with the SEC on March 28, 2017.

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

Interest Rate Risk

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our credit facility. Borrowings pursuant to our credit facility bear interest at a floating rate based on LIBOR, plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. In October 2015, the Company purchased an interest rate cap agreement for $920 with a notional amount of $200,000 to manage our exposure to interest rate movements on our variable rate credit facility when one-month LIBOR exceeds 3.0%. The interest rate cap agreement matures on October 7, 2019. As of October 29, 2017, one-month LIBOR was 1.24%. We estimate that a hypothetical 25 basis point increase in one-month LIBOR would increase our annualized interest expense in the next year by approximately $800, assuming no change in the balance of the revolving portion of the credit facility.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our thirteen weeks ended October 29, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 4 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report as filed on Form 10-K on March 28, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding repurchase of our common stock, in thousands, except share and per share amounts, during the thirteen weeks ended October 29, 2017:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (2)
July 31, 2017 – August 27, 2017	—	$—	—	$72,889
August 28, 2017 - October 1, 2017	75,000	$50.31	75,000	$169,116
October 2, 2017 - October 29, 2017	165,342	$47.95	165,342	$161,188

(1)	Monthly information is presented by reference to our fiscal periods during the thirteen weeks ended October 29, 2017.
(2)	Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. Effective September 7, 2017, an additional $100,000 in common shares authorization was approved by our Board of Directors. As of October 29, 2017, the Company has a total share repurchase authorization of $300,000 which expires at the end of fiscal 2018.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of Stephen M. King, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Stephen M. King, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: December 5, 2017	By:	/s/ Stephen M. King
Stephen M. King
Chief Executive Officer

Date: December 5, 2017	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer