Form 10-K
period 2018-02-04
Dave & Buster's Entertainment, Inc.
filed 2018-04-03
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED February 4, 2018

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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2017, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $2,505,196,515.

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of March 28, 2018, was 39,666,418 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates certain information by reference from the registrant’s definitive proxy statement for its 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended February 4, 2018.

DAVE & BUSTER’S ENTERTAINMENT, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 4, 2018

PART I

ITEM 1.	Business

Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a leading owner and operator of high-volume entertainment and dining venues (“stores”) that operate under the name “Dave & Buster’s”. The core of our concept is to offer our customers the opportunity to “Eat Drink Play and Watch” all in one location, providing a fun, upbeat atmosphere with interactive entertainment options for adults and families, while serving high-quality food and beverages. We opened the first Dave & Buster’s store in Dallas, Texas in 1982, and as of February 4, 2018 (the last day of fiscal 2017), we owned and operated 106 stores located in 36 states, Puerto Rico and one Canadian province. Unless otherwise provided in this Annual Report on Form 10-K, references to “Dave & Buster’s,” “we,” “us,” “our” or the “Company” refer to D&B Entertainment and its wholly-owned subsidiaries and any predecessor entities.

Our fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2017 contained 53 weeks. Fiscal 2016, 2015, 2014, and 2013, each contained 52 weeks. We refer to our fiscal years as 2017, 2016, 2015, 2014, and 2013 throughout this Annual Report on Form 10-K. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Eat Drink Play and Watch - All Under One Roof

We have developed a distinctive brand based on our customer value proposition: “Eat Drink Play and Watch.” The interaction between playing games, watching sports, dining and enjoying our full-service bar areas is the defining feature of the Dave & Buster’s customer experience, and the layout of each store is designed to promote crossover between these activities. We believe this combination creates an experience at a single location that cannot be easily replicated elsewhere. Our stores are also designed to accommodate premium sports viewing events, private parties, business functions and other corporate-sponsored events. Our customer mix skews moderately to males, primarily between the ages of 21 and 39, and we believe we also serve as an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

Eat

We differentiate our food from other casual dining concepts with our “Remarkable & Realistic” strategy. This strategy was developed to help us serve remarkable entrées and appetizers that our customers crave and will want to “remark” upon in social media. In addition, our food needs to be “realistic”, enabling our operating team to execute these items at a high quality level during periods of peak sales volumes.

While our menu appeals to a broad spectrum of customers, we continue to evolve it to reflect the changing tastes of our 21-39 year-old primary target guests, with options for full meals as well as grabbing an appetizer to share with friends. We deliver high-quality offerings, including a wide variety of starters, one-of-a-kind burgers, choice-grade steaks, and health-conscious options that compare favorably to those of other higher-end casual dining operators. We believe our broad menu offers something for everyone and is appropriate for many different occasions. To ensure that we stay on-trend with trends and societal shifts, we roll out menus that feature new food items three times a year.

Our food revenues, which include non-alcoholic beverages, accounted for 67.9% of our food and beverage revenues and 29.5% of our total revenues during fiscal 2017.

Drink

Each of our locations also offers full bar service, including a variety of beers, signature cocktails, and premium spirits. We are committed to innovation in our beverage offerings, including the introduction of fun beverage platforms such as our Luxe Hennessey cocktails, Loco’Ritas and Glow Kones. Beverage service is typically available throughout the entire store, allowing for multiple point of sale opportunities. We believe that our high margin beverage offering is complementary to each of the Eat, Play and Watch aspects of our brand. Our alcoholic beverage revenues accounted for 32.1% of our total food and beverage revenues and 13.9% of our total revenues during fiscal 2017.

Play

The games in our Midway are a key aspect of the Dave & Buster’s entertainment experience, which we believe is the core differentiating feature of our brand. The Midway in each of our stores is an area where we offer a wide array of amusement and entertainment options, some of which are exclusive to Dave & Buster’s on a permanent or temporary basis. Each of our stores typically has over 150 redemption and simulation games. Most of our games are activated by game play credits on magnetic stripe cards or RFID devices (collectively, “Power Cards”). A customer purchases the game play credits or “chips” at an automated kiosk, through a mobile application or from an employee. Our amusement and other revenues accounted for 56.6% of our total revenues during fiscal 2017. Redemption games, which represented 75.7% of our amusement and other revenues in fiscal 2017, offer our customers the opportunity to win tickets that are redeemable at a retail-style space in our stores that we have branded WIN!, with prizes ranging from branded novelty items to high-end electronics. We believe this “opportunity to win” creates a fun and highly energized social experience that is an important aspect of the Dave & Buster’s in-store experience and cannot be easily replicated at home. Our video and simulation games, many of which can be played by multiple customers simultaneously and include some of the latest high-tech games commercially available, represented 21.5% of our amusement and other revenues in fiscal 2017. Other traditional amusements, such as billiards and bowling, represented the remainder of our amusement revenues in fiscal 2017.

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

Our Company’s Core Strengths

We believe we benefit from the following strengths:

Strong, distinctive brand with broad customer appeal. We believe that the multi-faceted customer experience of “Eat Drink Play and Watch” at Dave & Buster’s, supported by our national marketing, has helped us create a widely recognized brand with no direct national competitor that combines all four elements in the same way. In markets where we have stores, over 90% of casual dining customers in our existing markets stated that they are aware of our brand as a dining and entertainment venue. Our customer research shows that our brand appeals to a relatively balanced mix of male and female adults, which is moderately skewed to males, primarily between the ages of 21 and 39, as well as families and teenagers. Based on customer survey results, we also believe that the average annual household income of our customers is in excess of $75, which we believe represents an attractive demographic.

Multi-faceted customer experience highlights our value proposition. We believe that our combination of interactive games, attractive television viewing areas, high-quality dining and full-service beverage offerings, delivered in a highly-energized atmosphere, provides a multi-faceted customer experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. We aim to offer our customers a value proposition comparable or superior to many of the separately available dining and entertainment options. We are continuously working with game manufacturers and others to create new games and attractions that include content that is exclusively available at Dave & Buster’s on a permanent or temporary basis. Our new games in combination with new food and beverage offerings and focused attention to the customer experience help us to retain and generate customer traffic. Our value proposition is enhanced by marketing initiatives, including free game play that often features the introduction of our new games, Super Charge Power Card offerings (when purchasing or adding value to a Power Card, the customer is given the opportunity to add more chips to the Power Card at a lower cost per chip amount), and Half-Price Game Play (every Wednesday, from open to close, we reduce the price of every game in the Midway by one-half). We believe these initiatives have helped increase customer visits and encourage customers to participate more fully across our broad range of food, beverage and entertainment offerings.

Vibrant, contemporary store design that integrates entertainment and dining. We continue to enhance the Dave & Buster’s brand through our store design, including our D&B Sports concept. Our core store design provides a contemporary, engaging atmosphere for our customers with clearly differentiated spaces designed to convey the components of our customer value proposition: “Eat Drink Play and Watch.” During fiscal 2017, we developed a new store design that we refer to as the “17K”. The 17K format will allow us to enter smaller markets than our current stores. The 17K format will retain the Play components of our large and small formats, combine the Eat and Watch elements in an expanded sports viewing area and maintain the ability to Drink throughout the facility. This new design will be utilized in addition to our existing large and small formats in future expansion. Our core store design in all our formats includes a modern approach to the finishes and layout of the store, which we believe encourages participation across each of the store’s elements. The oversized graphics and images throughout the store are intended to communicate our brand personality by being fun, contemporary and larger-than-life. The dining room décor includes booth and table seating and colorful artwork, often featuring local landmarks. Our WIN! area provides a retail-like environment where customers can redeem their tickets for prizes. We believe our D&B Sports area provides an attractive opportunity to market our broader platform to new and existing customers through a year-round calendar of programming and promotions tied to popular sporting events and sport-related activities. The large television screens, comfortable seating, a full menu of food and beverages and artwork often featuring images of local sports teams and sports icons help create what we believe to be an exciting environment for watching sports programming.

History of margin improvement. We have a proven track record of identifying operational efficiencies and implementing cost saving initiatives and over the past five fiscal years, we have increased our net income by $112,167, EBITDA margins by approximately 600 basis points and our Adjusted EBITDA Margins (defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”) by approximately 720 basis points. We expect our continued focus on operating performance at individual stores and leveraging general and administrative expense and advertising expense will positively impact operating margins, although there is no guarantee that our efforts will be successful or that operating margins will continue to improve.

Store model generates favorable store economics and strong returns. We believe our store model offering entertainment, food and beverages provides certain benefits in comparison to traditional restaurant concepts, as reflected by our fiscal 2017 (estimated on a 52 week basis) average annual comparable store revenues of $11,600, average comparable store operating income margins of 24.3% and comparable Store Operating Income Before Depreciation and Amortization Margins (defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”) of 32.6%.

Our entertainment offerings have low variable costs and produced gross margins of 89.3% for fiscal 2017. With approximately 57.0% of our revenues from entertainment, we have less exposure than traditional restaurant concepts to food costs, which represented only 8.0% of our total revenues in fiscal 2017. Our business model generates strong cash flow that we can use to execute our growth strategy. We believe the combination of our operating income margins, our Store Operating Income Before Depreciation and Amortization Margins, our refined new store formats and the fact that our stores typically open with high volumes that drive margins in year one will help us achieve our targeted average year one cash-on-cash returns of approximately 35% and five-year average cash-on-cash returns in excess of 25% for both our large format and small format store openings, however there is no guarantee such results will occur with future store openings. The 48 stores that we have opened since the beginning of 2008 (that have been open for more than 12 months as of February 4, 2018) have generated average year one cash-on-cash returns of 49.6%. The 40 stores that opened subsequent to fiscal 2010 have generated average year one cash-on-cash returns of 53.5%. We define and calculate cash-on-cash returns for an individual store as (a) Store Operating Income Before Depreciation and Amortization, excluding pre-opening expenses, national marketing expense allocation, non-cash charges related to asset disposals, currency transactions and changes in non-cash deferred amusement revenue and ticket liability, divided by (b) our net development costs. Net development costs include equipment, building, leaseholds and site costs, net of tenant improvement allowances and other landlord payments, excluding pre-opening costs and capitalized interest.

Commitment to customer satisfaction. We aim to enhance our combination of food, beverage and entertainment offerings through our service philosophy of providing a high quality and consistent customer experience through dedicated training and development of our team members and a corporate culture that encourages employee engagement. As a result, over the last five fiscal years, we have experienced improvement in our Guest Satisfaction Survey results. In 2017, 85.8% of respondents to our Guest Satisfaction Survey rated us “Top Box” (score of 5 out of a possible 5) in “Overall Experience” and 86.9% of respondents rated us “Top Box” in “Intent to Recommend.” By comparison, in 2012, 80.6% of respondents rated us “Top Box” in “Overall Experience” and 83.6% of respondents rated us “Top Box” in “Intent to Recommend.” We utilize our loyalty program to market directly to members with promotional emails and location-based marketing. Through our loyalty program, we email offers and coupons to members and notify them of new games, food, drinks and local events. In addition, members can earn game play credits based on the dollar amount of qualifying purchases at our stores. We expect that as our loyalty program grows it will be an important method of maintaining customers’ connection with our brand and further drive customer satisfaction.

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

Our Growth Strategies

The operating strategy that underlies the growth of our concept is built on the following key components:

Build great new stores. We will continue to pursue what we believe to be a disciplined new store growth strategy in both new and existing markets where we feel we are capable of achieving consistently high store revenues, operating income margins and Store Operating Income Before Depreciation and Amortization Margins as well as strong cash-on-cash returns. We believe that the Dave & Buster’s brand has significant growth opportunities, as internal studies and third-party research suggests a total store potential in the United States and Canada in excess of 230 stores (including our 106 stores as of the end of fiscal 2017). We anticipate that approximately 20% of our future new store openings will utilize our new 17K design and that the balance of our future openings will be fairly evenly split between our traditional large and small formats. We opened fourteen stores in fiscal 2017. Store openings during the past five fiscal years were primarily financed with available cash and operating cash flows. In 2018 and thereafter, we believe that we can continue opening new stores at an annual growth rate of 10% or more of our then existing store base.

Our store expansion strategy is driven by a site selection process that allows us to evaluate and select the location, size and design of our stores based on consumer research and analysis of operating data from sales in our existing stores. Our site selection process and flexible store design enable us to customize each store with the objective of maximizing return on capital given the characteristics of the market and the location. Our current store large formats are 30,001 to 45,000 square feet in size and our current store small formats span 25,000 to 30,000 square feet, which provides us the flexibility to enter new smaller markets and further penetrate existing markets. These formats also provide us with the ability to strategically choose between building new stores and converting existing space, which can be more cost efficient for certain locations. We are targeting average year one cash-on-cash returns of approximately 35% for both our large format and small format stores and approximately 25% for the 17K format. To achieve this return for large format stores, we target average net development costs of approximately $8,300 to $8,800 and first year store revenues of approximately $10,000 to $12,200. For small format stores, we target average net development costs of approximately $6,800 and average first year store revenues of approximately $8,700. For 17K format stores, we target average net development costs of less than $5,000 and first year store revenues of approximately $4,500 to $5,500. Additionally, for both large format and small format stores, we target average year one margins on operating income (excluding allocated national marketing costs) of approximately 17%, and Store Operating Income Before Depreciation and Amortization (excluding allocated national marketing costs) of approximately 28%. For our 17K format store, we target average year one margins on operating income (excluding allocated national marketing costs) of approximately 12% and Store Operating Income Before Depreciation and Amortization (excluding allocated national marketing costs) of approximately 25%.

Drive our comparable store sales. We intend to grow our comparable store sales in the highly competitive dining and entertainment segment by seeking to differentiate the Dave & Buster’s brand from other food and entertainment alternatives, through the following strategies:

•	Provide our customers with the latest exciting games. We believe that our Midway games are the core differentiating feature of the Dave & Buster’s brand, and staying current with the latest offerings creates new content and excitement to drive repeat visits and increase length of customer stay. We plan to continually update our games each year through development of proprietary games and the purchase of new games that will resonate with our customers and drive brand relevance due to a variety of factors, including their large scale, eye-catching appearance, virtual reality features, association with recognizable brands or the fact that they cannot be easily replicated at home. We aim to leverage our investment in games by featuring exclusive game offerings in our marketing initiatives. We also plan to continually elevate the redemption experience in our WIN! area with prizes that we believe customers will find more attractive, which we expect will favorably impact customer visitation and game play.

•	Leverage D&B Sports. We intend to continue leveraging our investments in D&B Sports by building awareness of Dave & Buster’s as “the only place to watch the games and play the games” through national cable advertising. In addition, we are strategically expanding our year-round sporting and pay-per-view content to drive increased traffic and capture a higher share of the sports-viewing customer base.

•	Serve food and beverage offerings with broad appeal. Our menu has a variety of items, from hamburgers to steaks to salads that represent our “Remarkable & Realistic” strategy. We aim to ensure a pipeline for three new product launches each year, aligning with the timing of our new game launches. This strategy has been well received by our customers as the percentage of customers rating our food quality as “Excellent” was 85.1% in fiscal 2017. Similarly, the percentage of customers rating our beverage quality as “Excellent” in fiscal 2017 was 88.6%.

•	Grow our special events usage. The special events portion of our business represented 10.1% of our total revenues in fiscal 2017. We believe our special events business is an important sampling and promotional opportunity for our customers because many customers are experiencing Dave & Buster’s for the first time. We plan to leverage our existing special events sales force and call center to attract new corporate customers. In addition, we will continue to expand our online booking capability beyond strictly social events.

•	Enhance brand awareness and generate additional visits to our stores through marketing and promotions. We believe offering new items from each of the “Eat Drink Play and Watch” pillars will keep the brand relevant to customers and drive traffic and frequency. We typically have seven-to-nine key promotional periods each year when we feature this “New News” in national advertising. To increase national awareness of our brand, we plan to continue to invest a significant portion of our marketing expenditures in national cable television advertising, while also increasing our investment in digital media. Our messaging focuses on promoting our capital investments in new games, and new food and beverage offerings. We also have customized local store marketing programs to increase new visits and repeat visits to individual locations. We will continue to utilize our loyalty program and digital efforts to communicate promotional offers directly to our most passionate brand fans, and we are aggressively optimizing our search engine and social marketing efforts.

•	Drive customer frequency through greater digital and mobile connectivity. We believe that there is potential to increase customer frequency by enhancing the in-store and out-of-store customer experience via digital and mobile strategic initiatives. We continue to optimize our search, programmatic media and paid social media to create customer engagement and drive recurring customer visitation. In addition, we will continue to leverage our customer relationship management program and our growing loyalty database, by delivering more targeted individualized offers and creative content.

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

Our Store Formats

We currently operate stores varying in size from 16,000 to 66,000 square feet. In order to optimize sales per square foot and further enhance our store economics, the target size of our future large format stores is expected to be between 30,001 and 45,000 square feet while our small format stores span 25,000 to 30,000 square feet. Additionally, our newly-developed 17K design which will span 15,000 to 20,000 square feet, should allow us to enter markets with store size requirements less than our traditional large and small store formats. Our initial store using this new design opened in Rogers, Arkansas in early fiscal 2018.

We utilize smaller format stores to penetrate less densely populated markets and backfill existing markets. The smaller format has reduced the back-of-house space and optimized the sales area dedicated to video and redemption games. We believe that the smaller format maintains the dynamic customer experience that is the foundation of our brand and allows us flexibility in our site selection process. We also believe that the smaller store format allows us to take less capital investment risk per store. As a result, we expect these smaller format stores to enable us to expand into additional markets. We anticipate that approximately 20% of our future new store openings will utilize our new 17K design and that the balance of our future openings will be fairly evenly split between our traditional large and small formats. At February 4, 2018, 21 of our 106 operating stores were the small store format. Our fiscal 2017 new store openings included ten large format stores and four small format stores.

Marketing, Advertising and Promotion

Our corporate marketing department manages all consumer-focused initiatives for the Dave & Buster’s brand. In order to drive sales and expand our customer base, we focus our efforts in three key areas:

•	Marketing: national advertising, media (linear and digital), promotions, in-store merchandising, pricing

•	Food and beverage: menu and product development

•	Customer insights: research, brand health and tracking

We spent approximately $37,876 in marketing efforts in fiscal 2017, $33,795 in fiscal 2016, and $29,970 in fiscal 2015. Our annual marketing expenditures include the cost of national television and radio advertising totaling $30,003, $25,845, and $22,551 in fiscal years 2017, 2016, and 2015, respectively.

We continually seek to improve our marketing effectiveness through a number of initiatives, including:

•	refining our marketing strategy to better reach both young adults and families;

•	creating new advertising campaigns;

•	investing in menu research and development to differentiate our food offerings from our competition and improve key product attributes (quality, consistency, value and overall customer satisfaction) and execution;

•	developing product/promotional strategies to attract new customers and increase spending/length of stay;

•	leveraging our loyalty database to create stronger relationships with consumers to engage and motivate them to visit; and

•	reflecting a consistent brand identity that represents our positioning and commitment to quality.

To drive traffic and increase visit frequency and average check size, the bulk of our marketing budget is allocated to national cable television media. To enhance that effort, we also:

•	conduct digital initiatives including search engine marketing, mobile campaigns, programmatic and social media;

•	maintain and optimize the website for search;

•	run in-store promotions and create point-of-purchase materials;

•	leverage the customer loyalty program, including promotional and trigger emails;

•	and create local marketing plans to address specific objectives in individual stores or markets.

We work with external advertising, digital, media and design agencies in the development and execution of these programs.

Special Event Marketing

Our corporate and group sales programs are managed by our sales department, which provides direction, training, and support to the special events managers and their teams within each store. They are supported by a special events call center located at our corporate office, targeted print and online media plans, as well as promotional incentives at appropriate times during the year. In addition, we have online booking for social parties in order to provide additional convenience in booking events for our customers.

Operations

Management

The management of our store base is divided into thirteen regions, each of which is overseen by a Regional Operations Manager, Regional Operations Director or Vice President of Operations (collectively, “Regional Management”) who reports to our Chief Operating Officer. Our Regional Management oversee six to twelve stores each, which we believe enables them to better support the store General Managers and achieve sales and profitability targets for each store within their region. In addition, we have one Regional Operations Director whose primary focus is on new store openings.

Our typical store team consists of a General Manager supported by an average of nine additional management positions. There is a defined structure of development and progression of job responsibilities from Area Operations Manager through various positions up to the General Manager role. This structure ensures that an adequate succession plan exists within each store. Each management member handles various departments within the store including responsibility for hourly employees. A typical store employs approximately 130 hourly employees, most of whom work part time. The General Manager and the management team are responsible for the day-to-day operation of that store, including the hiring, training and development of team members, as well as financial and operational performance. Our stores are generally open seven days a week, from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

Operational Tools and Programs

Our managers have daily routines focused on driving consistent execution in food, beverage and gaming. We utilize a customized food and beverage analysis program that determines the theoretical food and beverage costs for each store and provides additional tools and reports to help us identify opportunities, including waste management. In addition to our own routines, we leverage a third party vendor to help ensure quality beverage operations, responsible alcohol service and loss prevention. A mobile salesmanship application with daily sales contests is used by our management team to evaluate sales performance by shift and to drive staff engagement. We have developed tools to forecast sales and schedule labor to assist our managers in optimizing hourly labor based on anticipated sales volumes. This program will be enhanced during 2018 with the introduction of a new workforce management platform which will offer real time data to allow management to quickly add or reduce labor based on business needs. Our amusement team uses a proprietary system that is supported by a mobile application that identifies gaming issues and needed repairs to help ensure our games are operational and meeting our ideal playing standard. Complementing this program is our routine preventative maintenance program, designed to prevent game failure and extend the functionality of our midway games. To maximize the performance of our new store openings, we have a “New Store Gold Card” process that defines a clear path and timeline to bring each new store in line with our operating standards. Consolidated reporting tools for the key drivers of our business are provided to our Regional Management to identify and troubleshoot any systemic issues.

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

When we open a new store, we provide varying levels of training to team members in each position to ensure the smooth and efficient operation of the store from the first day it opens to the public. Prior to opening a new store, our dedicated training and opening team travels to the store to prepare for an intensive two-week training program for all team members hired for the new store opening. Part of the training team stays on site during the first week of operation. We believe this additional investment in our new stores is important, because it helps us provide our customers with a quality experience from day one.

After a store has been opened and is operating smoothly, the store managers supervise the training of new team members.

Recruiting and Retention

We seek to hire experienced restaurant managers and team members, and offer competitive wage and benefit programs. Our store managers all participate in a performance-based incentive program that is based on sales and profit goals. In addition, our salaried and hourly employees are also eligible to participate in a 401(k) plan, medical/dental/vision insurance plans and receive vacation/paid time off based on tenure. Additionally, General Managers are eligible for long-term incentive awards depending upon operating performance.

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

Foreign Operations

We own and operate two stores outside of the United States, in the Canadian province of Ontario, including one that opened during the fourth quarter of fiscal 2016. These stores generated revenues of approximately

$20,075 USD in fiscal 2017, $13,369 USD in fiscal 2016 and $10,587 USD in fiscal 2015, representing approximately 1.8%, 1.3% and 1.2%, respectively, of our consolidated revenues. As of February 4, 2018, less than 3.0% of our long-lived assets were located outside of the United States.

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

Suppliers

The principal goods used by us are redemption game prizes and food and beverage products, which are available from a number of suppliers. We currently purchase a significant amount of our amusement merchandise through a direct import program, a program in which we purchase WIN! merchandise and certain glassware, plateware and furniture directly from offshore manufacturers. We are a large buyer of traditional and amusement games and as a result believe we receive discounted pricing arrangements. Federal and state health care mandates and mandated increases in the minimum wage and other macro-economic pressures could have the repercussion of increasing expenses, as suppliers may be adversely impacted and seek to pass on higher costs to us.

Competition

The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home entertainment, including localized attraction facilities such as movie theaters, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, night clubs and restaurants as well as theme parks. We also face competition from local, regional and national establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. Some of these establishments may exist in multiple locations, and we may also face competition on a national basis in the future from other concepts that are similar to ours. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery.

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

Employees

As of February 4, 2018, we employed 14,840 persons, 241 of whom served at our corporate headquarters, 1,076 of whom served as management personnel and the remainder of whom were hourly personnel.

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

If we succeed in opening new stores on a timely and cost-effective basis, we may nonetheless be unable to attract enough customers to new stores because potential customers may be unfamiliar with our stores or concept, or our entertainment and menu options might not appeal to them. Our new stores may not meet or exceed the performance of our existing stores or meet or exceed our performance targets, including target cash-on-cash returns. New stores may even operate at a loss, which could have a significant adverse effect on our overall operating results. If the expected future cash flows for a store are less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss in an amount equal to the excess of the asset carrying amount over the fair value. Opening a new store in an existing market could reduce the revenue at our existing stores in that market. In addition, historically, new stores experience a drop in revenues after their first year of operation. Typically, this drop has been temporary and has been followed by increases in comparative store revenue in line with the rest of our comparable store base, but there can be no assurance that this will be the case in the future or that a new store will succeed in the long term.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

Some of our new stores will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, local regulatory requirements, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new stores to be less successful than stores in our existing markets. In addition, our national advertising program may not be successful in generating brand awareness in all local markets, and the lack of market awareness of the Dave & Buster’s brand can pose an additional risk in expanding into new markets. Stores opened in new markets may open at lower average weekly revenues than stores opened in existing markets, and may have higher store-level operating expense ratios than stores in existing markets. Sales at stores opened in new markets may take longer to reach average store revenues, if at all, thereby adversely affecting our overall profitability.

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

The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home entertainment, including localized attraction facilities such as movie theatres, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, nightclubs and restaurants as well as theme parks. Many of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of stores, have been in business longer, have greater name recognition and are better established in the markets where our stores are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our stores. The legalization of casino gambling in geographic areas near any current or future store would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition. We also face competition from local, regional and national establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery. Our failure to compete favorably in the competitive out-of-home and home-based entertainment and restaurant markets could have a material adverse effect on our business, results of operations and financial condition.

Our sales growth and ability to achieve profitability could be adversely affected if comparable store sales are less than we expect.

Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. The level of comparable store sales will affect our sales growth and will continue to be a critical factor affecting our ability to generate profits because the profit margin on comparable store sales is generally higher than the profit margin on new store sales. Notwithstanding our initiatives intended to drive our comparable store sales, there is no guarantee that these initiatives will be successful. This failure to build sales, or a significant decrease in comparable store sales, could materially adversely affect our ability to achieve target profit margins and our overall business, financial condition and results of operations. As adjusted for the 53rd week, comparable store sales decreased 0.9% in fiscal 2017 compared to fiscal 2016 and decreased 5.9% in the fourth quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016.

Our revenues generally fluctuate from quarter to quarter due to the seasonality of our business and other events.

Our operating results fluctuate significantly from quarter to quarter as a result of seasonal factors. Typically, we have higher first and fourth quarter revenues associated with the spring and year-end holidays. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to the other quarters. As a result, factors affecting peak seasons could have a disproportionate effect on our results. For example, the number of days between Thanksgiving and New Year’s Day and the days of the week on which Christmas and New Year’s Eve fall affect the volume of business we generate during the December holiday season and can affect our results for the full fiscal year. In addition, adverse weather during the winter and spring seasons could have a significant impact on our quarterly results.

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

If we experience an economic downturn in the future, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required tenant improvement allowances or satisfy other lease covenants to us. In addition, tenants at shopping centers in which we are located or have executed leases, or to which our stores are near, may fail to open or may cease operations. Decreases in total tenant occupancy in shopping centers in which we are located, or to which our stores are near, may affect traffic at our stores. All of these factors could have a material adverse impact on our operations.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and other supply costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our stores, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our stores and cause us to remove certain items from our menu. Changes in the price or availability of commodities for which we do not have short-term supply contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with other suppliers. Other than short-term supply contracts for certain food items, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies. Also, the unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. If we have to pay higher prices for food or other supplies, our operating costs may increase, and, if we are unable to adjust our purchasing practices or pass such cost increases on to our customers by changing menu prices, our operating results could be adversely affected.

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

We typically do not own any real property. Payments under our non-cancelable, operating leases account for a significant portion of our operating expenses and we expect the new stores we open in the future will also be leased. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the stores on the leased premises once certain thresholds are met. We generally cannot cancel these leases without substantial economic penalty. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligation under the applicable lease, including, among other things, paying the base rent for the remainder of the lease term. We depend on cash flow from operations to pay our lease obligations. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our existing credit facility, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund other liquidity and capital needs, which would have a material adverse effect on us.

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

Each store is subject to licensing and regulation by alcoholic beverage control, amusement, health, sanitation, safety, building code and fire agencies in the state, county and/or municipality in which the store is located. Each store is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some states, the loss of a license for cause with respect to one store may lead to the loss of licenses at all stores in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each store, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. We generally have not encountered any material difficulties or failures in obtaining and maintaining the required licenses, permits and approvals that could impact the continuing operations of an existing store, or delay or prevent the opening of a new store. Although we do not anticipate any material difficulties occurring in the future, the failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.

As a result of operating certain entertainment games and attractions, including skill-based games that offer redemption prizes, we are subject to amusement licensing and regulation by the states, counties and municipalities in which our stores are located. These laws and regulations can vary significantly by state, county, and municipality and, in some jurisdictions, may require us to modify our business operations or alter the mix of redemption games and simulators we offer. Moreover, as more states and local communities implement legalized gambling, the laws and corresponding enabling regulations may also be applicable to our redemption games and regulators may create new licensing requirements, taxes or fees, or restrictions on the various types of redemption games we offer. Furthermore, other states, counties and municipalities may make changes to existing laws to further regulate legalized gaming and illegal gambling. Adoption of these laws, or adverse interpretation of existing laws, could require our existing stores in these jurisdictions to alter the mix of games, modify certain games, limit the number of tickets that may be won by a customer from a redemption game, change the mix of prizes that we may offer at our WIN! area or terminate the use of specific games, any of which could adversely affect our operations. If we fail to comply with such laws and regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our financial results.

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

We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages, gratuities and overtime), along with the Americans with Disabilities Act, various family leave mandates and other federal, state and local laws and regulations that govern working conditions. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state or local minimum wage. Further, we operate in many states and localities where the minimum wage is significantly higher than the federal minimum wage. We expect increases in payroll expenses as a result of federal, state and local mandated increases in the minimum wage, and we are uncertain of the repercussions, if any, of increased minimum wages on other expenses. For example, our suppliers may be more severely impacted by higher minimum wage standards, which could result in increased costs to us. In general, we have been able to substantially offset cost increases resulting from changes in minimum wage rates by increasing menu prices, improving productivity, or through other adjustments, but there can be no assurance that we will be able to continue to do so in the future, and our business, results of operations and financial condition could be adversely affected. Moreover, although none of our employees have been or are now represented by any unions, labor organizations may seek to represent certain of our employees in the future, and if they are successful, our payroll expenses and other labor costs may be increased in the course of collective bargaining, and/or there may be strikes or other work disruptions that may adversely affect our business.

The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) includes provisions requiring health care coverage for all Americans that began in 2014. Higher costs associated with PPACA and similar federal and state legislation could increase our expense. Additionally, our distributors and suppliers also may be affected by higher health care-related costs, which could result in higher costs for goods and services supplied to us. We believe our plans meet current requirements, and we continue to review the PPACA and regulations issued related to employee wages and benefits to evaluate the potential impact on our business. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

The PPACA also requires us to comply with federal nutritional disclosure requirements. The Food and Drug Administration has issued regulations to implement the nutritional menu labeling provisions of the PPACA and these final regulations will be effective on May 7, 2018. The regulations establish a uniform, federal requirement for certain restaurants, including ours, to post certain nutritional information on their menus. We will be required to publish the total number of calories of standard menu items on menus, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires us to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus about the availability of this information. The PPACA also permits the Food and Drug Administration to require us to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends and eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the hospitality industry in general.

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

We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel to maintain consistency in our service, hospitality, quality and atmosphere of our stores, in the United States and Canada. Qualified management and operating personnel are typically in high demand. If we are unable to attract and retain a satisfactory number of qualified management and operating personnel, labor shortages could delay the planned openings of new stores or adversely impact our existing stores. Any such delays, material increases in employee turnover rates in existing stores or widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have a material adverse effect on our results of operations.

Our financial performance and the ability to successfully implement our strategic direction could be adversely affected if we fail to retain, or effectively respond, to a loss of key management.

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

The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards is complex, involving an analysis of constitutional, statutory provisions and factual issues. In the event that one or more states change their existing abandoned and unclaimed property laws or successfully challenge our position on the application of its abandoned and unclaimed property laws to our gift cards, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.

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

Certain of the regions in which our stores are located have been, and may in the future be, subject to adverse local conditions, events, terrorist attacks, adverse weather conditions, or natural disasters, such as earthquakes, floods and hurricanes. Depending upon its magnitude, a natural disaster could severely damage our stores, which could adversely affect our business, results of operations or financial condition. Our corporate headquarters, company-owned distribution center, game repair facility and our data center, as well as our backup data facility are all located in Dallas, Texas. A natural or man-made disaster could significantly impact our ability to provide services and systems to our stores and negatively impact store operations throughout our operations. We currently maintain property and business interruption insurance through the aggregate property policy for each of our stores. However, such coverage may not be sufficient if there is a major disaster. In addition, upon the expiration of our current insurance policies, adequate insurance coverage may not be available at reasonable rates, or at all.

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

We rely heavily on various information technology systems, including point-of-sale, kiosk and amusement operations systems in our stores, data centers that process transactions, communication systems and various other software applications used throughout our operations. Our ability to effectively manage our business depends significantly on the reliability, integrity and capacity of these systems. Some of these systems have been internally developed or we may rely on third party providers and platforms for some of these information technology systems and support. Although we have operational safeguards in place, they may not be effective in preventing the failure of these systems or platforms to operate effectively and be available. Such failures may be caused by various factors, including power outages, catastrophic events, problems with transitioning to upgraded or replacement systems, flaws in third party software or services, errors by our employees or third party service providers, or a breach in the security of these systems or platforms, including through cyberattacks. If our incident response, disaster recovery and business continuity plans do not resolve these issues in an effective manner, they could cause material negative impacts to the efficiency of our operations and our financial results, and remediation of such problems could result in significant, unplanned capital expenditures.

The unauthorized access to, or theft or destruction of, customer or employee personal, financial or other data or of our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

The protection of customer, employee and company data is critical to us. We are subject to laws relating to information security, privacy, cashless payments, consumer credit and fraud. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary system changes and the development of new administrative processes, and if we fail to comply with laws and regulations regarding privacy and security, we could be exposed to risks of fines, investigations, litigation and disruption of our operations.

In the ordinary course of our business, we receive and maintain certain personal information from our customers, employees and vendors, and we process customer payments using payment information. Customers and employees have a high expectation that we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of restaurant operators and retailers have experienced security breaches in which credit and debit card information may have been stolen. Although we employ security technologies and practices, and have taken other steps to try to prevent a breach, we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyberattacks. In fiscal 2007, there was an external breach of our credit card processing systems, which led to fraudulent credit card activity and resulted in the payment of fines and reimbursements for the fraudulent credit card activity. As part of a settlement with the Federal Trade Commission, we have implemented a series of corrective measures in order to ensure that our computer systems are secure and that our customers’ personal information is protected. If in the future, we experience another security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. In addition, such breach could put us in violation of our settlement agreement with the Federal Trade Commission. Any such incidents or proceedings could disrupt the operation of our stores, adversely affect our reputation, consumer confidence, and our results of operations, or result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Although we have established a cybersecurity policy, which includes a number of procedures designed to increase transparency and address our customers’ concerns regarding data breaches (whether actual or perceived), the policy may not be effective in addressing those concerns, which may in turn adversely affect our reputation and customer confidence. We maintain a separate insurance policy covering cybersecurity risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but this policy is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Further, in light of recent court rulings, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to cyberattacks and breaches if credit and debit card information is stolen.

We are required to maintain the highest level of Payment Card Industry (“PCI”) Data Security Standard compliance at our corporate office and stores. As part of an overall security program and to meet PCI standards, we undergo regular external vulnerability scans and we are reviewed by a third-party assessor. As PCI standards change, we may be required to implement additional security measures. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept, or lose our ability to accept those payment cards.

The market price of our common stock is subject to volatility.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.

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

Changes in tax laws and resulting regulations could result in changes to our tax provisions and subject us to additional tax liabilities that could materially adversely affect our financial performance.

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in applicable U.S. or foreign tax laws and regulations, such as the December 2017 enactment of Federal legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Act, could affect our tax expense and profitability. In addition, the final determination of any tax audits or related litigation could be materially different from our historical income tax provision and accruals. Changes in our tax provision or an increase in our tax liability, whether due to changes in applicable laws and regulation, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

As of February 4, 2018, we lease the building or site of all but one of our 106 operating stores. We own the building and land of our Tampa, Florida store which opened for business on October 30, 2017. The table below shows the locations of our operating stores as of February 4, 2018:

Location	Total
Arizona	4
Arkansas	1
California	12
Colorado	2
Connecticut	1
Florida	6
Georgia	4
Hawaii	1
Idaho	1
Illinois	4
Indiana	1
Kansas	2
Kentucky	1
Louisiana	1
Maryland	4
Massachusetts	2
Michigan	3
Minnesota	2
Missouri	1
Nebraska	1
Nevada	1
New Jersey	1
New Mexico	1
New York	9
North Carolina	3
Ohio	5
Oklahoma	2
Oregon	1
Pennsylvania	4
Rhode Island	1
South Carolina	3
Tennessee	1
Texas	12
Virginia	3
Washington	1
Wisconsin	1
Ontario, Canada	2
Puerto Rico	1

Total	106

The contracted lease terms, including renewal options, generally range from 20 to 40 years. Our leases typically provide for a minimum annual rent plus contingent rent to be determined as a percentage of the applicable store’s annual gross revenues. We currently pay contingent rent in 32 of our stores. Generally, leases are “net leases” that require us to pay our pro rata share of taxes, insurance and maintenance costs. All of our leases include renewal options that give us the opportunity to extend the lease terms through 2023 or later. Additionally, as of February 4, 2018, we have signed 30 lease agreements for future store openings, including eleven stores that are under construction. Our eleven stores under construction, including our stores in Rogers, Arkansas, Memphis, Tennessee, Wayne, New Jersey, and Anchorage, Alaska, which opened for business on February 5, 2018, February 12, 2018, February 14, 2018, and March 19, 2018 respectively, are excluded from the table above.

In addition to our leased stores, we lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas for use as our corporate headquarters and distribution center. This lease expires in October 2021, with options to renew until October 2041. We also lease a 43,000 square foot warehouse facility in Dallas, Texas for use as additional warehouse space. This lease will expire in September 2022, with an option to renew until September 2027.

ITEM 3.	Legal Proceedings

We are subject to certain legal proceedings and claims that arise in the ordinary course of our business, including intellectual property disputes, miscellaneous premises liability, employment-related claims and dram shop claims. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to, or an adverse outcome in any such legal proceedings or claims will not materially affect our business, the consolidated results of our operations or our financial condition. Refer to Note 10 of Notes to Audited Consolidated Financial Statements for a summary of legal proceedings.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock has traded on NASDAQ Global Market (“NASDAQ”) under the symbol “PLAY”. As of March 28, 2018, there were 266 holders of record of our common stock. The following table sets forth, for the fiscal periods indicated, the high and low stock prices of our common stock as reported by NASDAQ.

Fiscal 2017	High	Low
First Quarter Ended April 30, 2017	$64.50	$52.31
Second Quarter Ended July 30, 2017	$73.48	$60.68
Third Quarter Ended October 29, 2017	$63.83	$45.71
Fourth Quarter Ended February 4, 2018	$58.16	$43.77

Fiscal 2016	High	Low
First Quarter Ended May 1, 2016	$42.12	$29.54
Second Quarter Ended July 31, 2016	$49.90	$36.83
Third Quarter Ended October 30, 2016	$47.30	$37.60
Fourth Quarter Ended January 29, 2017	$58.25	$39.15

On February 2, 2018, the closing price of our common stock on NASDAQ was $47.70. Computershare Trust Company, N.A. is the transfer agent and registrar for our common stock.

Dividend Policy

We have not historically declared or paid any cash dividends on our common stock. We have elected to retain all available funds to fund the development and growth of our business, repurchase previously issued stock and reduce debt. However, in the future, subject to the factors described below and our future liquidity and capitalization, we may change this policy and choose to pay dividends or further expand our stock repurchase program. The amount of dividends we can pay is limited by the terms of our credit facility and may be further limited by any future indebtedness we incur. Our business is conducted through our principal operating subsidiary, Dave & Buster’s, Inc. (“D&B Inc”). Dividends from and cash generated by D&B Inc will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from D&B Inc.

Any future determination to pay dividends or expand share repurchases will be at the discretion of our Board of Directors and will take into account:

•	restrictions in agreements governing our indebtedness;

•	general economic and business conditions;

•	our financial condition and results of operations;

•	our capital requirements;

•	the ability of D&B Inc to pay dividends and make distributions to us; and

•	other factors as our Board of Directors may deem relevant.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Issuer Purchases of Equity Securities

Information regarding repurchase of our common stock during the fourth quarter ended February 4, 2018:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (in thousands) (2)
October 30, 2017—November 26, 2017	234,031	$48.72	234,031	$149,785
November 27, 2017— December 31, 2017	172,332	$53.19	172,332	$140,618
January 1, 2018— February 4, 2018	451,769	$47.27	451,769	$119,262

(1)	Monthly information is presented by reference to our fiscal periods during the fourth quarter ended February 4, 2018.
(2)	Our Board of Directors has approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The share repurchase program may be modified, suspended or discontinued at any time. As of February 4, 2018, the Company has a total share repurchase authorization of $300,000 which expires at the end of fiscal 2018.

Performance Graph

The graph below and accompanying table matches D&B Entertainment’s cumulative total shareholder return on common stock with cumulative total returns of the NASDAQ Composite Index, S&P 600 Small Cap Index and S&P 600 Consumer Discretionary Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from October 10, 2014 (the date when our common stock first started trading) to February 4, 2018. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is furnished and not “filed” with the SEC and it is not “soliciting material”, and should not be incorporated by reference in any of our filings under the Securities Act of 1933 (the “Securities Act”), as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

	Period Ended
	10/9/2014	2/1/2015	1/31/2016	1/29/2017	2/4/2018
PLAY	$100.00	$179.63	$226.69	$342.50	$298.13
S&P 600 Small Cap	$100.00	$110.16	$104.99	$141.75	$161.70
S&P 600 Consumer Discretionary	$100.00	$116.77	$103.57	$121.41	$144.21
NASDAQ Composite	$100.00	$108.40	$107.90	$132.38	$169.33

ITEM 6.	Selected Financial Data

The following selected financial data is qualified in its entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The statement of operations and cash flows data for each of the fiscal years ended February 4, 2018, January 29, 2017, and January 31, 2016 and the balance sheet data as of February 4, 2018 and January 29, 2017 were derived from our audited consolidated financial statements included elsewhere in this Report. The statement of operations and cash flows data for the fiscal year ended February 1, 2015 and February 2, 2014 and the balance sheet data as of January 31, 2016, February 1, 2015 and February 2, 2014 were derived from our audited consolidated financial statements that are not included elsewhere in this Report. Unless otherwise noted herein, historic share data has been adjusted to give effect of a 224.9835679 for 1 stock split of our common stock which was effective on October 9, 2014.

The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. All fiscal years presented herein consist of 52 weeks, except fiscal 2017 (ended February 4, 2018), which consists of 53 weeks.

	Fiscal Year Ended
	February 4, 2018	January 29, 2017	January 31, 2016	February 1, 2015	February 2, 2014
Statement of Operations Data:
Total revenues	$1,139,791	$1,005,158	$866,982	$746,751	$635,579
Operating income	165,772	150,516	110,036	73,861	51,039
Net income	120,949	90,795	59,619	7,636	2,169
Balance sheet data (as of end of period):
Cash and cash equivalents	18,795	20,083	25,495	70,876	38,080
Working capital (deficit) (1)	(112,918)	(102,193)	(46,567)	17,140	(13,700)
Property and equipment, net	726,455	606,865	523,891	436,048	388,093
Total assets (2)	1,197,030	1,052,733	1,003,701	944,794	854,385
Total debt, net (2)	366,249	264,128	337,416	423,496	478,304
Stockholders’ equity	421,646	439,452	346,338	258,697	150,448
Other data:
Capital expenditures	$219,901	$180,577	$162,892	$129,688	$105,894
Stores open at end of period	106	92	81	73	66
Stores closed during period	—	—	2	1	—
Net income per share of common stock:
Basic	$2.93	$2.16	$1.46	$0.22	$0.07
Diluted	$2.84	$2.10	$1.39	$0.21	$0.06
Weighted average number of shares outstanding:
Basic	41,276,314	41,951,770	40,968,455	35,314,884	33,187,776
Diluted	42,583,009	43,288,592	42,783,905	37,126,048	34,030,115

(1)	Defined as total current assets minus total current liabilities.
(2)	Fiscal 2016 and prior fiscal year balances have been revised to reflect the impact of adopting Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a leading owner and operator of high-volume venues in North America that combine dining and entertainment for both adults and families under the name “Dave & Buster’s”. Founded in 1982, the core of our concept is to offer our customers the opportunity to “Eat Drink Play and Watch” all in one location. Eat and Drink is offered through a full menu of entrées and appetizers and a full selection of non-alcoholic and alcoholic beverages. Our Play and Watch offerings provide an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. Our customer mix skews moderately to males, primarily between the ages of 21 and 39, and we believe we also serve as an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

Our stores average 42,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

Our Growth Strategies and Outlook

Our growth is based primarily on the following strategies:

•	Build great new stores;

•	Drive our comparable stores sales; and

•	Expand the Dave & Buster’s brand internationally.

For further information about our growth strategies and outlook, see Item 1 “Business – Our Growth Strategies”.

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales. Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period that have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 76, 66 and 59 stores as of the end of fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. During fiscal 2017, we opened fourteen new stores.

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles (“GAAP”), we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Adjusted EBITDA, Adjusted EBITDA Margin, Store Operating Income Before Depreciation and Amortization and Store Operating Income Before Depreciation and Amortization Margin (defined below). These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. In addition, Adjusted EBITDA excludes pre-opening and other costs which may be important in analyzing our GAAP results. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Our calculations of Adjusted EBITDA adjust for these amounts because they vary from period to period and do not directly relate to the ongoing operations of the currently underlying business of our stores and therefore complicate comparison of underlying business between periods. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA or Store Operating Income Before Depreciation and Amortization in isolation and also uses other measures, such as revenues, gross margin, operating income and net income to measure operating performance.

Adjusted EBITDA and Adjusted EBITDA Margin. We define “Adjusted EBITDA” as net income plus interest expense, net, loss on debt refinancing, provision for income taxes, depreciation and amortization expense, loss on asset disposal, share-based compensation, pre-opening costs, capital markets transaction costs, currency transaction (gains) losses and other costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.

Adjusted EBITDA is presented because we believe that it provides useful information to investors and analysts regarding our operating performance. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.

Store Operating Income Before Depreciation and Amortization and Store Operating Income Before Depreciation and Amortization Margin. We define “Store Operating Income Before Depreciation and Amortization” as operating income plus depreciation and amortization expense, general and administrative expenses and pre-opening costs. “Store Operating Income Before Depreciation and Amortization Margin” is defined as Store Operating Income Before Depreciation and Amortization divided by total revenues. Store Operating Income Before Depreciation and Amortization Margin allows us to evaluate operating performance of each store across stores of varying size and volume.

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

Presentation of Operating Results

The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2017, which ended on February 4, 2018, contained 53 weeks. Fiscal 2016 and 2015, which ended on January 29, 2017 and January 31, 2016, respectively, each contained 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Overview

•	Total revenues increased 13.4% to $1,139,791 in fiscal 2017 compared to $1,005,158 in fiscal 2016. Excluding an estimated $19,685 related to the 53rd week of fiscal 2017, net revenues grew 11.4%. Our revenue growth was primarily influenced by the number of new store openings.

•	Comparable store sales decreased 0.9%, excluding the impact of the 53rd week in fiscal 2017, driven by lower customer volumes.

•	Operating income increased to $165,772 in fiscal 2017 compared to Operating income of $150,516 in fiscal 2016. Fiscal 2017 operating margin was 14.5% compared to 15.0% in fiscal 2016. The slight decrease in operating margin in fiscal 2017 was primarily driven by the increased margin pressure on occupancy costs associated with our recent store openings and higher pre-opening costs, partially offset by lower cost of products and lower operating payroll and benefits, as a percentage of sales.

•	Earnings per share (“EPS”) for fiscal 2017 increased to $2.84 per diluted share, compared to EPS of $2.10 per diluted share in fiscal 2016, which benefited about equally from improved operating results and reduced tax expense.

•	Cash flows from operations were $264,672 in fiscal 2017 compared to $231,329 in fiscal 2016. The increase was primarily due to increased cash flows from additional non-comparable store sales and an additional week of operations.

•	Capital expenditures were $219,901 in fiscal 2017 compared to $180,577 in fiscal 2016. During fiscal 2017, we opened fourteen stores.

Liquidity and Cash Flows

The primary source of cash flow is from our operating activities and availability under the revolving credit facility.

Store-Level Variability, Quarterly Fluctuations, Seasonality and Inflation

We have historically operated stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs.

Our new stores typically open with sales volumes in excess of their expected long term run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store sales volumes in year two to be 10% to 20% lower than our year one targets, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store, the number and timing of new store openings will result in significant fluctuations in quarterly results.

In the first year of operation new store operating margins (excluding pre-opening expenses) typically benefit from honeymoon sales leverage on occupancy, management labor and other fixed costs. This benefit is partially offset by normal inefficiencies in hourly labor and other costs associated with establishing a new store. In year two, operating margins may decline due to the loss of honeymoon sales leverage on fixed costs which is partially offset by improvements in store operating efficiency. Furthermore, rents in our new stores are typically higher than our comparable store base.

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

We expect that economic and environmental conditions and changes in regulatory legislation will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although there is no assurance that our cost of products will remain stable or that federal, state or local minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increases or wage rate increases are expected to be partially offset by selected menu price increases where competitively appropriate.

Fiscal 2017 Compared to Fiscal 2016

Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income.

	Fiscal Year Ended February 4, 2018		Fiscal Year Ended January 29, 2017
Food and beverage revenues	$494,816	43.4%	$452,140	45.0%
Amusement and other revenues	644,975	56.6	553,018	55.0

Total revenues	1,139,791	100.0	1,005,158	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	127,600	25.8	114,946	25.4
Cost of amusement and other (as a percentage of amusement and other revenues)	69,072	10.7	65,354	11.8

Total cost of products	196,672	17.3	180,300	17.9
Operating payroll and benefits	256,724	22.5	228,827	22.8
Other store operating expenses	334,546	29.4	287,322	28.6
General and administrative expenses	59,565	5.2	54,474	5.4
Depreciation and amortization expense	102,766	9.0	88,305	8.8
Pre-opening costs	23,746	2.1	15,414	1.5

Total operating costs	974,019	85.5	854,642	85.0

Operating income	165,772	14.5	150,516	15.0
Interest expense, net	8,665	0.7	6,985	0.7
Loss on debt retirement	718	0.1	—	—

Income before provision for income taxes	156,389	13.7	143,531	14.3
Provision for income taxes	35,440	3.1	52,736	5.3

Net income	$120,949	10.6%	$90,795	9.0%

Change in comparable store sales (1)		(0.9)%		3.3%
Company-owned stores open at end of period (2)		106		92
Comparable stores open at end of period		76		66

(1)	The fiscal year 2017 comparable store sales have been adjusted to remove the impact of the 53rd week prior to calculating the year-over-year change percentage.
(2)	The number of new store openings during the last two fiscal years were as follows:

	Fiscal Year Ended February 4, 2018	Fiscal Year Ended January 29, 2017
First Quarter	4	3
Second Quarter	4	2
Third Quarter	1	2
Fourth Quarter	5	4

	14	11

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles (in dollars and as percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended February 4, 2018		Fiscal Year Ended January 29, 2017
Net income	$120,949	10.6%	$90,795	9.0%
Interest expense, net	8,665		6,985
Loss on debt retirement	718		—
Provision for income tax	35,440		52,736
Depreciation and amortization expense	102,766		88,305

EBITDA	268,538	23.6%	238,821	23.8%
Loss on asset disposal	1,863		1,533
Share-based compensation	8,916		5,828
Pre-opening costs	23,746		15,414
Transaction and other costs (1)	(333)		(73)

Adjusted EBITDA	$302,730	26.6%	$261,523	26.0%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

Store Operating Income Before Depreciation and Amortization

The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Fiscal Year Ended February 4, 2018		Fiscal Year Ended January 29, 2017
Operating income	$165,772	14.5%	$150,516	15.0%
General and administrative expenses	59,565		54,474
Depreciation and amortization expense	102,766		88,305
Pre-opening costs	23,746		15,414

Store Operating Income Before Depreciation and Amortization	$351,849	30.9%	$308,709	30.7%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Total capital additions do not include any reductions for accrual-based tenant improvement allowances or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Fiscal Year Ended February 4, 2018	Fiscal Year Ended January 29, 2017
New store	$168,381	$135,476
Operating initiatives, including remodels	17,068	20,919
Games	18,712	19,809
Maintenance capital	19,160	15,983

Total capital additions	$223,321	$192,187

Payments from landlords	$40,334	$46,262

Results of Operations

Revenues

Total revenues increased $134,633, or 13.4%, to $1,139,791 in fiscal 2017 compared to total revenues of $1,005,158 in fiscal 2016. We have estimated the impact of the 53rd week of fiscal 2017 to be $19,685. For the year ended February 4, 2018, we derived 29.5% of our total revenue from food sales, 13.9% from beverage sales, 55.8% from amusement sales and 0.8% from other sources. For the year ended January 29, 2017, we derived 30.4% of our total revenue from food sales, 14.6% from beverage sales, 54.2% from amusement sales and 0.8% from other sources.

The increased revenues in fiscal 2017 were from the following sources:

Comparable stores - excluding impact of 53rd week	$(7,962)
Comparable stores - 53rd week impact	14,268
Non-comparable stores	128,616
Other	(289)

Total	$134,633

The following discussion on comparable store sales has been prepared by comparing fiscal 2017 revenues on a 52 week basis to fiscal 2016 revenues.

Comparable store revenue decreased $7,962, or 0.9%, in fiscal 2017 compared to fiscal 2016. Comparable store revenue compared to the prior fiscal year was, in part, negatively impacted by decreases in our food and beverage unit sales throughout the year, increased pressure from competition, cannibalization of sales from our new store openings and weather related sales interruptions in the third and fourth quarter. Comparable walk-in revenues, which accounted for 89.2% of comparable store revenue for fiscal 2017, decreased $6,572, or 0.8% compared to fiscal 2016. Comparable store special events revenues, which accounted for 10.8% of consolidated comparable store revenue for fiscal 2017, decreased $1,390, or 1.4% compared to fiscal 2016.

Food sales at comparable stores decreased by $11,632, or 4.3%, to $257,727 for fiscal 2017 from $269,359 in fiscal 2016. Beverage sales at comparable stores decreased by $6,654, or 5.1%, to $122,710 for fiscal 2017 from $129,364 in fiscal 2016. The decrease in food and beverage sales at comparable stores is attributed to lower customer volumes and was partially offset by an overall increase in menu prices. Comparable store amusement and other revenues in fiscal 2017 increased by $10,324, or 2.1%, to $499,638 from $489,314 in fiscal 2016, due to an increase in the revenue per Power Card sold.

Revenue at our 30 non-comparable stores increased $128,616 for fiscal 2017 compared to fiscal 2016. The increase in non-comparable store revenue was primarily driven by 718 additional operating store weeks including an additional 30 store weeks due to our 53 week year.

Cost of products

The total cost of products was $196,672 for fiscal 2017 and $180,300 for fiscal 2016. The total cost of products as a percentage of total revenues was 17.3% and 17.9% for fiscal 2017 and fiscal 2016, respectively. For the year ended February 4, 2018, the cost of food products was 26.6% of food revenue, the cost of beverage products was 24.1% of beverage revenue, and the amusement and other cost of products was 10.7% of amusement and other revenues. For the year ended January 29, 2017, the cost of food products was 26.1% of food revenue, the cost of beverage products was 23.9% of beverage revenue, and the amusement and other cost of products was 11.8% of amusement and other revenues.

Cost of food and beverage products increased to $127,600 in fiscal 2017 compared to $114,946 for fiscal 2016 due primarily to the increased sales volume at our non-comparable stores. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 40 basis points to 25.8% for fiscal 2017 from 25.4% for fiscal 2016. Higher poultry cost and the impact of our larger non-comparable store group were partially offset by savings in seafood and increases in food and beverage menu prices.

Cost of amusement and other increased to $69,072 in fiscal 2017 compared to $65,354 in fiscal 2016 as cost reductions at comparable stores were more than offset by costs related to our non-comparable stores. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 110 basis points to 10.7% for fiscal 2017 from 11.8% for fiscal 2016. The decrease in cost of amusement and other as a percentage of revenue was due, in part, to a $2,726, or 40 basis point, amusement cost reduction in fiscal 2017 due to the favorable settlement of a multi-year use tax audit by the state of Texas. This cost reduction represents the excess use tax on redemption items during the period from July 2011 through January 2017. Additionally, the decrease in cost of amusement and other as a percentage of revenue was positively impacted by a shift in game play from redemption to non-redemption games and price increases implemented earlier in the year.

Operating payroll and benefits

Total operating payroll and benefits increased by $27,897, or 12.2%, to $256,724 in fiscal 2017 compared to $228,827 in fiscal 2016. This increase was primarily due to labor associated with 718 additional operating store weeks of our thirty non-comparable stores as well as the impact of the 53rd week on our comparable stores and was partially offset by an approximate $1,300 decrease in store-level incentive compensation. The total cost of operating payroll and benefits, as a percentage of total revenues, decreased 30 basis points to 22.5% in fiscal 2017 compared to 22.8% for fiscal 2016. This decrease was due to lower store-level incentive compensation and payroll related benefits which decreased approximately 40 basis points, partially offset by a hourly wage rate increase of approximately 4.5% and normal labor inefficiencies associated with our non-comparable store base.

Other store operating expenses

Other store operating expenses increased by $47,224, or 16.4%, to $334,546 in fiscal 2017 compared to $287,322 in fiscal 2016, primarily due to new store openings and the impact of the 53rd week in fiscal 2017. Other store operating expenses as a percentage of total revenues increased 80 basis points to 29.4% in fiscal 2017 compared to 28.6% in fiscal 2016. This increase was due primarily to increased margin pressure on occupancy costs associated with our recent store openings.

General and administrative expenses

General and administrative expenses increased by $5,091, or 9.3%, to $59,565 in fiscal 2017 compared to $54,474 in fiscal 2016. The increase in general and administrative expenses was primarily driven by a second quarter $2,550 charge for net litigation settlement costs, increased labor costs at our corporate headquarters and incremental compensation costs related to our share-based awards partially offset by lower incentive compensation expenses. General and administrative expenses, as a percentage of total revenues, decreased 20 basis points to 5.2% in fiscal 2017 compared to 5.4% in fiscal 2016, due to favorable leverage on sales.

Depreciation and amortization expense

Depreciation and amortization expense increased by $14,461, or 16.4%, to $102,766 in fiscal 2017 compared to $88,305 in fiscal 2016. Increased depreciation due to our 2016 and 2017 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, as well as an estimated $2,000 related to the 53rd week of 2017, partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $8,332 to $23,746 in fiscal 2017 compared to $15,414 in fiscal 2016 due to the number and timing of new store openings and stores in development.

Interest expense, net

Interest expense, net increased by $1,680 to $8,665 in fiscal 2017 compared to $6,985 in fiscal 2016 due primarily to higher variable interest rates and an estimated $200 related to the 53rd week of 2017.

Loss on debt refinancing

In connection with the August 17, 2017, debt refinancing (see Note 5 of Notes to Audited Consolidated Financial Statements for further discussion), the Company recorded a charge of $718 during the third quarter of fiscal 2017.

Provision for income taxes

The effective income tax rate decreased to 22.7% in fiscal 2017 compared to 36.7% in fiscal 2016. This decrease in the effective tax rate primarily reflects a favorable 7.3% impact from the implementation of new accounting guidance in fiscal 2017 that requires the excess tax benefit from exercised stock options and vested restricted stock to be recorded in the income tax provision instead of additional paid-in-capital, and a favorable 6.4% impact from the Tax Cuts and Jobs Act enacted on December 22, 2017. Other differences from the statutory rate are due to the FICA tip credits, state income taxes and the impact of certain income and expense items which are not recognized for income tax purposes. Refer to Note 1 of Notes to Audited Consolidated Financial Statements, for further discussion of the accounting change, and refer to Note 6 of Notes to Audited Consolidated Financial Statements, for further information on our income tax provision.

Fiscal 2016 Compared to Fiscal 2015

Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income.

	Fiscal Year Ended January 29, 2017		Fiscal Year Ended January 31, 2016
Food and beverage revenues	$452,140	45.0%	$405,841	46.8%
Amusement and other revenues	553,018	55.0	461,141	53.2

Total revenues	1,005,158	100.0	866,982	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	114,946	25.4	104,757	25.8
Cost of amusement and other (as a percentage of amusement and other revenues)	65,354	11.8	58,053	12.6

Total cost of products	180,300	17.9	162,810	18.8
Operating payroll and benefits	228,827	22.8	200,129	23.1
Other store operating expenses	287,322	28.6	250,186	28.8
General and administrative expenses	54,474	5.4	53,600	6.2
Depreciation and amortization expense	88,305	8.8	78,660	9.1
Pre-opening costs	15,414	1.5	11,561	1.3

Total operating costs	854,642	85.0	756,946	87.3

Operating income	150,516	15.0	110,036	12.7
Interest expense, net	6,985	0.7	11,464	1.3
Loss on debt retirement	—	—	6,822	0.8

Income before provision for income taxes	143,531	14.3	91,750	10.6
Provision for income taxes	52,736	5.3	32,131	3.7

Net income	$90,795	9.0%	$59,619	6.9%

Change in comparable store sales		3.3%		8.9%
Company-owned stores open at end of period (1)		92		81
Comparable stores open at end of period		66		59

(1)	The number of new store openings during the last two fiscal years were as follows:

	Fiscal Year Ended January 29, 2017	Fiscal Year Ended January 31, 2016
First Quarter	3	2
Second Quarter	2	2
Third Quarter	2	2
Fourth Quarter	4	4

	11	10

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended January 29, 2017		Fiscal Year Ended January 31, 2016
Net income	$90,795	9.0%	$59,619	6.9%
Interest expense, net	6,985		11,464
Loss on debt retirement	—		6,822
Provision for income tax	52,736		32,131
Depreciation and amortization expense	88,305		78,660

EBITDA	238,821	23.8%	188,696	21.8%
Loss on asset disposal	1,533		1,411
Share-based compensation	5,828		4,109
Pre-opening costs	15,414		11,561
Transaction and other costs (1)	(73)		2,068

Adjusted EBITDA (2)	$261,523	26.0%	$207,845	24.0%

(1)	Primarily represents costs related to currency transaction (gains) or losses, capital market transactions and store closure costs.
(2)	Beginning in the fourth quarter of 2016 we revised our calculation of Adjusted EBITDA to exclude adjustments for changes in deferred amusement revenue and ticket liabilities. This change has been applied retrospectively to all periods presented.

Store Operating Income Before Depreciation and Amortization

The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Fiscal Year Ended January 29, 2017		Fiscal Year Ended January 31, 2016
Operating income	$150,516	15.0%	$110,036	12.7%
General and administrative expenses	54,474		53,600
Depreciation and amortization expense	88,305		78,660
Pre-opening costs	15,414		11,561

Store Operating Income Before Depreciation and Amortization	$308,709	30.7%	$253,857	29.3%

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

Non-comparable store revenue increased $112,023 for fiscal 2016 compared to fiscal 2015. The increase in non-comparable store revenue was primarily driven by 532 net additional operating store weeks contributed by our twenty-six non-comparable stores.

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

Cost of amusement and other increased to $65,354 in fiscal 2016 compared to $58,053 in fiscal 2015. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 80 basis points to 11.8% for fiscal 2016 from 12.6% for fiscal 2015. This decrease was due, primarily, to reduced paper ticket costs for our redemption games resulting from our “e-ticket” initiative, which was implemented during the first half of fiscal 2015.

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

Interest expense, net

Interest expense, net decreased by $4,479 to $6,985 in fiscal 2016 compared to $11,464 in fiscal 2015 due primarily to a reduction in outstanding debt and lower interest rates as a result of the May 15, 2015 debt refinancing.

Loss on debt retirement

During fiscal 2015, in connection with the May 15, 2015 debt refinancing, the Company recorded a charge of $6,822. This charge includes non-cash charges of $6,790 resulting from the write off of certain unamortized debt issuance costs and the unamortized discount associated with the prior credit facility and $32 of legal expenses.

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

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2017 and fiscal 2016. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Report.

	Fiscal 2017 – Period Ended (unaudited) (1)				Fiscal 2016 – Period Ended (unaudited) (1)
	Feb 4, 2018	Oct 29, 2017	Jul 30, 2017	Apr 30, 2017	Jan 29, 2017	Oct 30, 2016	Jul 31, 2016	May 1, 2016
Food and beverage revenues	$138,626	107,690	118,689	129,811	$126,001	101,343	107,672	117,124
Amusement and other revenues	166,287	142,289	162,062	174,337	144,181	127,316	136,658	144,863

Total revenues	304,913	249,979	280,751	304,148	270,182	228,659	244,330	261,987
Cost of food and beverage	36,038	28,387	30,473	32,702	31,174	26,560	27,573	29,639
Cost of amusement and other	18,591	16,220	17,978	16,283	16,726	15,581	16,535	16,512

Total costs of products	54,629	44,607	48,451	48,985	47,900	42,141	44,108	46,151
Operating payroll and benefits	69,114	57,967	64,453	65,190	62,213	55,034	55,203	56,377
Other store operating expenses	86,883	82,766	82,529	82,368	72,835	71,888	71,069	71,530
General and administrative expense	14,393	13,432	16,762	14,978	14,343	13,506	13,585	13,040
Depreciation and amortization expense	28,319	25,672	24,847	23,928	23,197	22,864	21,434	20,810
Pre-opening costs	9,120	5,609	4,546	4,471	5,024	4,553	2,932	2,905

Total operating costs	262,458	230,053	241,588	239,920	225,512	209,986	208,331	210,813

Operating income	42,455	19,926	39,163	64,228	44,670	18,673	35,999	51,174
Interest expense, net	2,592	2,156	2,063	1,854	1,412	1,578	1,885	2,110
Loss on debt refinancing	—	718	—	—	—	—	—	—

Income before provision for income taxes	39,863	17,052	37,100	62,374	43,258	17,095	34,114	49,064
Provision for income taxes	4,223	4,895	6,744	19,578	15,891	6,340	12,602	17,903

Net income	$35,640	$12,157	$30,356	$42,796	$27,367	$10,755	$21,512	$31,161

Stores open at end of period	106	101	100	96	92	88	86	84
Quarterly total revenues as a percentage of annual total revenues	26.8%	21.9%	24.6%	26.7%	26.9%	22.7%	24.3%	26.1%
Change in comparable store sales (2)	(5.9)%	(1.3)%	1.1%	2.2%	3.2%	5.9%	1.0%	3.6%

(1)	The Company’s quarterly periods have 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our fiscal year ended February 4, 2018 consists of 53 weeks and our fiscal year ended January 29, 2017 consists of 52 weeks.
(2)	Change in comparable store sales during the fourth quarter of fiscal 2017 has been adjusted to a 13-week basis.

Liquidity and Capital Resources

Overview

We finance our activities through cash flow from operations and availability under our existing credit facility. As of February 4, 2018, we had cash and cash equivalents of $18,795, net working capital deficit of $112,918 and outstanding debt obligations of $367,250. We also had $424,253 in borrowing availability under our existing credit facility.

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

As of February 4, 2018, we expect our short-term liquidity requirements to include approximately (a) $170,000 to $180,000 of capital additions (net of tenant improvement allowances and other payments from landlords), (b) lease obligation payments of $109,000, (c) estimated cash income tax payments of approximately $24,000, (d) scheduled debt service payments (see “Contractual Obligations and Commercial Commitments”) and (e) the repurchase of our common stock.

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

Our Board of Directors has approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. The share repurchase program may be modified, suspended or discontinued at any time. As of February 4, 2018, the Company has a total share repurchase authorization of $300,000 which expires at the end of fiscal 2018. During fiscal 2017 and fiscal 2016, the Company purchased 2,636,616 and 566,756 shares of common stock, respectively, at an average cost of $57.62 and $50.86, respectively. As of February 4, 2018, we have approximately $119,262 of share repurchase authorization remaining under the current plan.

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

As of February 4, 2018, we had outstanding borrowings on our revolving credit facility of $71,000, letters of credit outstanding of $4,747 and $424,253 of borrowing available under our credit facility. The interest rates per annum applicable to loans, other than swing loans, under our credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swing loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leveraged ratio, at LIBOR plus a spread ranging from 1.25% to 2.00% for the term loans and the revolving loans. The stated weighted average interest rate on our credit facility at February 4, 2018 was 2.82%. The year-to-date weighted average effective interest rate incurred on our borrowings under our credit facility was 3.16%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year Ended February 4, 2018	Fiscal Year Ended January 29, 2017	Fiscal Year Ended January 31, 2016
Net cash provided by (used in):
Operating activities	$264,672	$231,329	$186,983
Investing activities	(216,623)	(159,485)	(161,540)
Financing activities	(49,337)	(77,256)	(70,824)

Fiscal 2017 Compared to Fiscal 2016

Net cash provided by operating activities was $264,672 for fiscal 2017 compared to $231,329 for fiscal 2016. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales and additional sales related to the 53rd week in fiscal 2017.

Net cash used in investing activities was $216,623 for fiscal 2017 compared to $159,485 for fiscal 2016. Capital expenditures increased $39,324 to $219,901 (excluding the increase in fixed asset accrued liabilities of $3,420) in fiscal 2017 from $180,577 in fiscal 2016. During fiscal 2017, the Company spent $166,675 ($126,341 net of tenant improvement allowances and other payments from landlords) for new store construction, $19,024 for game refreshment, $17,361 for maintenance capital and $16,841 related to a major remodel project on four existing stores, several smaller scale remodel projects and operating improvement initiatives

Net cash used in financing activities was $49,337 for fiscal 2017 compared to cash used in financing activities of $77,256 for fiscal 2016. Fiscal 2017 included net borrowings of debt of $102,500, offset by repurchases of common stock of approximately $152,000. Fiscal 2016 primarily included net repayments of debt of $73,500 and repurchases of common stock of approximately $28,800.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $217,000 to $227,000 ($170,000 to $180,000 net of tenant improvement allowances) on capital additions during fiscal 2018. The fiscal 2018 additions are expected to include approximately $168,000 to $178,000 ($121,000 to $131,000 net of tenant improvement allowances) for new store construction and operating improvement initiatives, $22,000 for game refreshment and $27,000 in maintenance capital. A portion of the 2018 new store spend is related to stores that will be under construction in 2018 but will not be open until 2019.

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

Contractual Obligations and Commercial Commitments

The following table sets forth the contractual obligations and commercial commitments as of February 4, 2018:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Credit Facility (1)	$367,250	$15,000	$30,000	$322,250	$—
Interest requirements (2)	43,254	10,275	19,270	13,709	—
Operating leases (3)	1,570,821	109,028	211,098	185,476	1,065,219

Total	$1,981,325	$134,303	$260,368	$521,435	$1,065,219

(1)	The Credit Facility includes a $300,000 term loan facility and $500,000 revolving credit facility. As of February 4, 2018, we had borrowings of $296,250 under the term loan facility and borrowings of $71,000 under the revolving credit facility.
(2)	The cash obligations for interest requirements are based on debt levels in effect on February 4, 2018, adjusted for scheduled principal payments on the term loan facility and using a 2.82% interest rate.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Critical accounting policies and estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 1 of Notes to Audited Consolidated Financial Statements. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of judgment by management. Judgment or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgment that is involved in preparing the consolidated financial statements.

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

Recent accounting pronouncements.

Refer to Note 1 of Notes to Audited Consolidated Financial Statements for information regarding new accounting pronouncements.

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

Interest Rate Risk

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our credit facility. Borrowings pursuant to our credit facility bear interest at a floating rate based on LIBOR, plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We estimate the hypothetical 25 basis point increase in one-month LIBOR would increase our annualized interest expense in the next year by approximately $1,000, assuming no change in the balance of the revolving portion of the credit facility.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our stores is subject to inflationary increases in the costs of labor and material.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state or city minimum wage and increases in the minimum wage will increase our labor costs. Key states in which we operate, including California and New York, have enacted legislation to increase the minimum wage and/or minimum tipped wage rates by varying amounts. Several other states and local jurisdictions in which we operate have also enacted legislation to increase the minimum wage and/or minimum tipped wage with more planned increases in the future.

In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, improving productivity, or other operating changes. We may or may not be able to offset cost increases in the future.

ITEM 8.	Financial Statements and Supplementary Data

The consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-21 in this Report.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 4, 2018. Based upon that evaluation, our CEO and CFO concluded that, as of February 4, 2018, such disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 4, 2018 based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included reviewing the documentation of controls, evaluating the design effectiveness of controls, testing of the operating effectiveness of controls and concluding on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of February 4, 2018.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of February 4, 2018, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended February 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements

See Pages F-1 to F-23 of this Report.

(2)	Financial Statement Schedules

None.

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on June 12, 2017 (No. 001-35664))

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on June 12, 2017 (No. 001-35664))

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

10.1	Form of Employee Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and the various executive officers of Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.2	Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-4 Registration Statement filed by Dave & Buster’s, Inc. on August 11, 2010 (No. 333-168759))

10.3	Amendment No. 1 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s, Inc. on June 15, 2011) (No. 001-15007)

10.4	Amendment No. 2 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by Dave & Buster’s, Inc. on April 16, 2013) (No. 001-15007)

10.5	Dave & Buster’s Entertainment, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on October 9, 2014 (No. 333-199239))

10.6	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.7	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.8 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

Exhibit Number	Description

10.8	Form of Restricted Stock Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.9 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.9	Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.10 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.10	Dave & Buster’s Select Executive Retirement Plan as amended and restated by Dave & Buster’s I, L.P., effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 8, 2014 (No. 333-198641))

10.11	Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.12 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

10.12	Credit Agreement, dated as of August 17, 2017 by and among Dave & Buster’s Holdings, Inc., Dave & Buster’s Inc. (“the Borrower”) the direct and indirect Subsidiaries of the Borrower from time to time party thereto, as guarantors, the several financial institutions from time to time party thereto, as lenders, Bank of America, N.A., as administrative agent, and Wells Fargo, National Association, as syndication agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23,2017)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Stephen M. King, Chairman of the Board and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Stephen M. King, Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware Corporation

Date: April 3, 2018	By:	/s/ Brian A. Jenkins
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

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on April 3, 2018.

Signature		Title
By:	/s/ Stephen M. King	Chairman of the Board and Chief Executive Officer
	Stephen M. King	(Principal Executive Officer)

By:	/s/ Brian A. Jenkins	Senior Vice President and Chief Financial Officer
	Brian A. Jenkins	(Principal Financial and Accounting Officer)

By:	/s/ Victor L. Crawford	Director
Victor L. Crawford

By:	/s/ Hamish A. Dodds	Director
Hamish A. Dodds

By:	/s/ Michael J. Griffith	Director
Michael J. Griffith

By:	/s/ Jonathan S. Halkyard	Director
Jonathan S. Halkyard

By:	/s/ Patricia H. Mueller	Director
Patricia H. Mueller

By:	/s/ Kevin M. Sheehan	Director
Kevin M. Sheehan

By:	/s/ Jennifer Storms	Director
Jennifer Storms

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dave & Buster’s Entertainment, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Dave & Buster’s Entertainment, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of February 4, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 4, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 4, 2018 and January 29, 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended February 4, 2018, January 29, 2017, and January 31, 2016, and the related notes (collectively, the consolidated financial statements), and our report dated April 3, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Dallas, Texas

April 3, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dave & Buster’s Entertainment, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dave & Buster’s Entertainment, Inc. and subsidiaries (the Company) as of February 4, 2018 and January 29, 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended February 4, 2018, January 29, 2017, and January 31, 2016, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 4, 2018 and January 29, 2017, and the results of its operations and its cash flows for each of the fiscal years ended February 4, 2018, January 29, 2017, and January 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 4, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 3, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Dallas, Texas

April 3, 2018

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	February 4, 2018	January 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$18,795	$20,083
Inventories	27,560	21,860
Prepaid expenses	19,052	15,828
Income taxes receivable	4,867	5,901
Other current assets	24,633	11,932

Total current assets	94,907	75,604
Property and equipment (net of $474,330 and $387,505 accumulated depreciation as of February 4, 2018 and January 29, 2017, respectively)	726,455	606,865
Deferred tax assets	7,789	2,446
Tradenames	79,000	79,000
Goodwill	272,566	272,629
Other assets and deferred charges	16,313	16,189

Total assets	$1,197,030	$1,052,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,000	$7,500
Accounts payable	54,627	55,278
Accrued liabilities	135,161	112,327
Income taxes payable	3,037	2,692

Total current liabilities	207,825	177,797
Deferred income taxes	10,213	14,497
Deferred occupancy costs	184,994	147,592
Other liabilities	21,103	16,767
Long-term debt, net	351,249	256,628
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 42,660,806 shares at February 4, 2018 and 42,469,570 shares at January 29, 2017; outstanding: 40,102,085 shares at February 4, 2018 and 42,204,587 shares at January 29, 2017	427	425
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	320,488	310,230
Treasury stock, 2,558,721 and 264,983 shares as of February 4, 2018 and January 29, 2017, respectively	(147,331)	(14,817)
Accumulated other comprehensive loss	(249)	(723)
Retained earnings	248,311	144,337

Total stockholders’ equity	421,646	439,452

Total liabilities and stockholders’ equity	$1,197,030	$1,052,733

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Fiscal Year Ended February 4, 2018	Fiscal Year Ended January 29, 2017	Fiscal Year Ended January 31, 2016
Food and beverage revenues	$494,816	$452,140	$405,841
Amusement and other revenues	644,975	553,018	461,141

Total revenues	1,139,791	1,005,158	866,982
Cost of food and beverage	127,600	114,946	104,757
Cost of amusement and other	69,072	65,354	58,053

Total cost of products	196,672	180,300	162,810
Operating payroll and benefits	256,724	228,827	200,129
Other store operating expenses	334,546	287,322	250,186
General and administrative expenses	59,565	54,474	53,600
Depreciation and amortization expense	102,766	88,305	78,660
Pre-opening costs	23,746	15,414	11,561

Total operating costs	974,019	854,642	756,946

Operating income	165,772	150,516	110,036
Interest expense, net	8,665	6,985	11,464
Loss on debt retirement	718	—	6,822

Income before provision for income taxes	156,389	143,531	91,750
Provision for income taxes	35,440	52,736	32,131

Net income	120,949	90,795	59,619

Unrealized foreign currency translation gain (loss)	474	247	(324)

Total comprehensive income	$121,423	$91,042	$59,295

Net Income per share:
Basic	$2.93	$2.16	$1.46
Diluted	$2.84	$2.10	$1.39
Weighted average shares used in per share calculations:
Basic	41,276,314	41,951,770	40,968,455
Diluted	42,583,009	43,288,592	42,783,905

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 1, 2015	40,217,640	$402	$253,685	248,412	$(1,189)	$(646)	$6,445	$258,697

Net income	—	—	—	—	—	—	59,619	59,619
Unrealized foreign currency translation loss	—	—	—	—	—	(324)	—	(324)
Share-based compensation		—	4,109	—	—	—	—	4,109
Issuance of common stock	1,401,293	14	6,286	—	—	—	—	6,300
Excess income tax benefit related to share-based compensation plans			16,834					16,834
Issuance of treasury stock	—	—	(86)	(248,412)	1,189	—	—	1,103

Balance January 31, 2016	41,618,933	416	280,828	—	—	(970)	66,064	346,338

Net income	—	—	—	—	—	—	90,795	90,795
Unrealized foreign currency translation gain	—	—	—	—	—	247	—	247
Share-based compensation	—	—	5,828	—	—	—	—	5,828
Issuance of common stock	850,637	9	4,351	—	—	—	—	4,360
Excess income tax benefit related to share-based compensation plans	—	—	19,304	—	—	—	—	19,304
Repurchase of common stock				566,756	(28,825)			(28,825)
Issuance of treasury stock	—	—	(81)	(301,773)	14,008	—	(12,522)	1,405

Balance January 29, 2017	42,469,570	425	310,230	264,983	(14,817)	(723)	144,337	439,452

Net income	—	—	—	—	—	—	120,949	120,949
Unrealized foreign currency translation gain	—	—	—	—	—	474	—	474
Share-based compensation	—	—	8,916	—	—	—	—	8,916
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	782	782
Issuance of common stock	191,236	2	1,342	—	—	—	—	1,344
Repurchase of common stock	—	—	—	2,636,616	(151,913)	—	—	(151,913)
Issuance of treasury stock	—	—	—	(342,878)	19,399	—	(17,757)	1,642

Balance February 4, 2018	42,660,806	$427	$320,488	2,558,721	$(147,331)	$(249)	$248,311	$421,646

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended February 4, 2018	Fiscal Year Ended January 29, 2017	Fiscal Year Ended January 31, 2016
Cash flows from operating activities:
Net income	$120,949	$90,795	$59,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	102,766	88,305	78,660
Deferred taxes	(8,845)	6,961	7,853
Excess income tax benefit related to share-based compensation plans	—	(19,304)	(16,834)
Loss on debt refinancing	718	—	6,790
Loss on disposal of fixed assets	1,863	1,533	1,411
Share-based compensation	8,916	5,828	4,109
Other, net	881	1,467	1,135
Changes in assets and liabilities:
Inventories	(5,700)	(2,331)	(1,072)
Prepaid expenses	(3,224)	(2,874)	(2,262)
Income tax receivable	1,034	(1,755)	(1,725)
Other current assets	(13,361)	6,032	(7,912)
Other assets and deferred charges	(224)	487	(4,365)
Accounts payable	(4,071)	832	3,391
Accrued liabilities	22,394	14,431	13,780
Income taxes payable	345	19,299	17,961
Deferred occupancy costs	37,702	20,156	25,407
Other liabilities	2,529	1,467	1,037

Net cash provided by operating activities	264,672	231,329	186,983

Cash flows from investing activities:
Capital expenditures	(219,901)	(180,577)	(162,892)
Proceeds from sale-leaseback transactions	—	20,262	—
Proceeds from sales of property and equipment	78	30	132
Collections on notes receivable	3,200	800	1,220

Net cash used in investing activities	(216,623)	(159,485)	(161,540)

Cash flows from financing activities:
Proceeds from debt	509,000	97,000	468,000
Payments of debt	(406,500)	(170,500)	(559,750)
Debt issuance costs	(2,910)	—	(3,311)
Repurchase of common stock	(151,913)	(28,825)	—
Proceeds from the exercise of stock options	1,344	4,360	6,300
Proceeds from issuance of treasury stock	1,642	1,405	1,103
Excess income tax benefit related to share-based compensation plans	—	19,304	16,834

Net cash used in financing activities	(49,337)	(77,256)	(70,824)

Decrease in cash and cash equivalents	(1,288)	(5,412)	(45,381)
Beginning cash and cash equivalents	20,083	25,495	70,876

Ending cash and cash equivalents	$18,795	$20,083	$25,495

Supplemental disclosures of cash flow information:
Increase in fixed asset accounts payable	$3,420	$11,610	$4,444
Cash paid for income taxes, net	$43,072	$28,213	$8,009
Cash paid for interest, net	$7,853	$6,603	$10,718

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1: Description of the Business and Summary of Significant Accounting Policies

Description of the business — Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. As of February 4, 2018, we owned and operated 106 stores located in 36 states, Puerto Rico and one Canadian province.

Principles of consolidation — The accompanying consolidated financial statements include the accounts of D&B Entertainment and its wholly-owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

Fiscal year — The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Fiscal 2017, which ended on February 4, 2018, contained 53 weeks. Fiscal 2016 and 2015, which ended on January 29, 2017 and January 31, 2016, respectively, each contained 52 weeks. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks.

Use of estimates — The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents — We consider transaction settlements in process from credit card companies and all highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts of $3,416 and $10,065 are presented in “Accounts payable” in the Consolidated Balance Sheets as of February 4, 2018 and January 29, 2017, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.

Concentration of credit risk — Financial instruments which potentially subject us to a concentration of credit risk are cash and cash equivalents. We currently maintain our day-to-day operating cash balances with major financial institutions. Our operating cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Although we may maintain balances that exceed the FDIC insured limit, we have not experienced any losses related to this balance, and we believe credit risk to be minimal.

Inventories — Inventories consist of food, beverages, merchandise and other supplies and are stated at the lower of cost (first-in, first-out method) or net realizable value. We record inventory reserves for obsolete and slow-moving inventory.

Other current assets — Other current assets includes receivables for tenant improvement allowances of $14,941 and $7,021 as of February 4, 2018 and January 29, 2017, respectively, primarily related to our new store openings. We consider the concentration of credit risk for tenant improvement allowance receivables from landlords to be minimal due to the payment histories and general financial condition of our landlords.

Property and equipment — Property and equipment are carried at cost less accumulated depreciation. Depreciation is charged to operations using the straight-line method over the assets’ estimated useful lives, which are as follows:

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

We evaluate our property and equipment annually or more frequently if an event occurs or circumstances change that would indicate that the carrying values of these long-lived assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans. If the carrying amount is non recoverable, we record an impairment charge, if any, for the excess of the carrying amount over the fair value, which is estimated based on discounted projected future operating cash flows of the store over the remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk. No impairment charges were recognized in fiscal 2017, 2016 or 2015.

Goodwill and tradenames — The carrying amount of goodwill is impacted by foreign currency translation adjustments. During fiscal 2017 goodwill was reduced by $63 as a result of the foreign currency translation adjustment while during fiscal 2016 it was reduced by $65. Goodwill and tradenames which have an indefinite useful life, are not subject to amortization, and are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. Goodwill and tradenames are evaluated at year end at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit.

When evaluating goodwill and tradenames for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that its reporting unit or tradenames are impaired. For fiscal year 2017, 2016 and 2015, there was no impairment to our goodwill or tradenames.

Other intangible assets — Definite lived intangible assets include our trademarks and customer relationships which had cost basis of $8,500 and $1,700, respectively. We recorded amortization expense associated with these assets of $588, $1,399 and $1,399 in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. As of February 4, 2018, the net unamortized balances of our trademarks and customer relationship assets were $0 and $250, respectively. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets, and are tested for impairment annually by comparing the estimated fair value of each asset with its carrying amount. The balance of transferable liquor licenses was $3,398 and $2,599 at the end of fiscal 2017 and fiscal 2016, respectively. Other intangible assets, net of any applicable accumulated amortization, are included in “Other assets and deferred charges” on the Consolidated Balance Sheets.

Debt issuance costs — The Company capitalizes certain costs incurred in connection with borrowings or establishment of credit facilities, and these costs are amortized as interest expense over the life of the borrowing or life of the related debt facility. In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjusts the future amortization expense. Debt issuance costs on the revolving portion of our credit facility of $2,597 and $1,524 at the end of fiscal 2017 and fiscal 2016, respectively, are included in “Other assets and deferred charges” in the Consolidated Balance Sheets. Debt issuance costs on the term loan portion of our credit facility are reported as a direct reduction from the carrying amount of our debt. (refer to Note 5: Debt)

Notes receivable — Notes receivable typically relate to amounts contractually due from landlords that are collected over a portion of the lease term. Amounts expected to be collected within a year are included in “Other current assets” and the balance is included in “Other assets and deferred charges” in the Consolidated Balance Sheets. During fiscal 2017, $3,200 of notes receivable, plus interest through the payment date, was collected in advance from a landlord.

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

Revenue recognition — Food and beverages revenues are recorded at the point of service. Amusement revenues consist primarily of game play credits on Power Cards purchased and used by customers to activate most of the video and redemption games in our midway. Amusement revenues are primarily recognized upon utilization of these game play credits. We have recognized a liability for the estimated amount of unused game play credits which we believe our customers will utilize in the future based on credits remaining on Power Cards, historic utilization patterns and revenue per game play credit sold. Certain of our promotional programs include multiple element arrangements that incorporate both delivered and undelivered components. We allocate revenue using the relative selling price of each deliverable and recognize it upon delivery of each component. Revenues are presented net of sales taxes. Sales tax collected is included in “Accrued liabilities” in the Consolidated Balance Sheets until the taxes are remitted to the appropriate taxing authorities.

Proceeds from the sale of gift cards are deferred and recognized as revenue when the holder redeems the card or its likelihood of redemption, based on historical redemption patterns and considering our gift cards have no expiration dates or dormancy fees, becomes remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdictions. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns and the Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption. The liability for unredeemed gift cards is included in “Accrued liabilities” in the Consolidated Balance Sheets.

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

Advertising costs — Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. Advertising costs expensed were $37,876, $33,795, and $29,970 in fiscal 2017, 2016 and 2015, respectively. Advertising costs are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.

Leases — We currently lease the building or site of all but one of our stores under operating leases. The Company’s lease agreements generally contain rent holidays and/or escalating rent clauses. The Company recognizes minimum rent expense on a straight-line basis over the lease term, which includes reasonably assured renewal periods. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as deferred rent within “Accrued liabilities” or “Deferred occupancy costs” in the Consolidated Balance Sheets. Tenant improvement allowances are also recorded in “Accrued liabilities or “Deferred occupancy costs” and amortized as reductions of lease rent expense ratably over the lease term.

The fair values of acquired lease contracts having contractual rents higher than fair market rents (unfavorable leases) or lower than fair market rents (favorable leases) are amortized on a straight-line basis over the remaining initial lease term. The current and non-current portions of unfavorable leases are included in “Accrued liabilities” and “Deferred occupancy costs”, respectively, in the Consolidated Balance Sheets. The current and non-current portions of favorable leases are included in “Other current assets” and “Other assets and deferred charges”, respectively, in the Consolidated Balance Sheets.

Additionally, certain of our lease agreements contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense provided the achievement of that target is considered probable.

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

Pre-opening costs — Pre-opening costs include costs associated with the opening and organizing of new stores, including the cost of feasibility studies, pre-opening rent, training, relocation, recruiting and travel costs for employees engaged in such pre-opening activities. All pre-opening costs are expensed as incurred.

Share-based compensation — The Company maintains an equity incentive plan under which it may grant awards denominated in the Company’s common stock or units of the Company’s common stock, as well as cash variable compensation awards. The Company’s long-term incentive compensation provides awards to executive and management personnel as well as directors. Refer to Note 8: Share-Based Compensation for further discussion.

Income taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effects of changes in income tax rates or law changes are included in the provision for income taxes in the period enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if we determine that it is more likely than not that such assets will not be realized. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

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

Share repurchase program — Our Board of Directors has approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. As of February 4, 2018, the Company has a total share repurchase authorization of $300,000 which expires at the end of fiscal 2018. During fiscal 2017 and fiscal 2016, the Company purchased 2,636,616 and 566,756 shares of common stock, respectively, at an average cost of $57.62 and $50.86, respectively. As of February 4, 2018, we have approximately $119,262 of share repurchase authorization remaining under the current plan.

Foreign currency — Foreign currency translation adjustments represent the unrealized impact of translating the financial statements of our Canadian stores from their respective functional currency (Canadian dollars) to U.S. dollars and are reported as a component of comprehensive income and recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheets. Gains and losses from foreign currency transactions are recognized in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.

Recent accounting pronouncements — In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. The Company does not expect the adoption will have a material impact on our consolidated financial statements when we perform future annual impairment tests.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, as well as classification in the statement of cash flows. In the first quarter of fiscal 2017, the Company prospectively adopted the amendments in this guidance that relate to the classification of excess tax benefits or tax benefit deficiencies from share-based payment arrangements in the statement of cash flows and income statement. The ASU’s income tax aspects also impact the calculation of diluted earnings per share by excluding excess tax benefits from the calculation of assumed proceeds available to repurchase shares under the treasury-stock method. As a result of the adoption in the first quarter of fiscal 2017, we recorded an adjustment to retained earnings of $782 to recognize deferred tax assets related to certain state net operating loss carryforwards attributable to excess tax benefits in stock compensation that had not been previously recognized in additional paid in capital. During fiscal 2017, excess tax benefits of $11,491 were recognized as a benefit in the “Provision for Income Taxes” in the Consolidated Statement of Comprehensive Income and classified as a source in operating activities in the Consolidated Statement of Cash Flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330), which requires inventory within the scope of this standard to be measured at the lower of cost or net realizable value. Previous guidance required inventory to be measured at the lower of cost or market. The Company adopted this standard prospectively, in the first quarter of fiscal 2017, and our adoption of this guidance had no impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), subsequently amended by various standard updates. This guidance replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model, eliminating industry-specific accounting rules. The core principle is to recognize revenue upon the transfer of control of goods or services to customers at an amount that reflects the consideration expected to be received. The new guidance, including the amendments, is effective at the beginning of the Company’s 2018 fiscal year. We have reviewed our significant revenue streams to identify potential required changes to our revenue recognition policies, and we do not expect the implementation of the new guidance will have a material impact on our consolidated financial statements upon adoption. The Company will adopt the standard using the modified retrospective method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires the recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and a corresponding right-of-use assets on the balance sheet for most leases, along with requirements for enhanced disclosures to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leasing arrangements. As of February 4, 2018, the Company had approximately $1,571,000 in undiscounted future minimum lease commitments. The guidance is effective for interim and annual periods beginning after December 15, 2018 (our fiscal year 2019), using a modified retrospective approach, with optional practical expedients. The Company plans to adopt this guidance beginning in the first quarter of fiscal 2019, although early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements, and we expect the adoption of this guidance will result in a material increase in the assets and liabilities on our Consolidated Balance Sheets and will likely have an insignificant impact on our Consolidated Statements of Comprehensive Income.

Note 2: Inventories

Inventories consist of the following for the fiscal years ended:

	February 4, 2018	January 29, 2017
Operating store—food and beverage	$6,977	$5,784
Operating store—amusement	8,964	7,772
Corporate warehouse—amusement, supplies and other	11,619	8,304

	$27,560	$21,860

Amusement inventory includes electronics, plush toys and small novelty and other items used as redemption prizes for certain midway games, as well as supplies needed for midway operations.

Note 3: Property and Equipment

Property and equipment consist of the following for the fiscal years ended:

	February 4, 2018	January 29, 2017
Land	$3,608	$3,608
Buildings and building improvements	25,222	16,215
Leasehold improvements	597,649	512,806
Furniture, fixtures and equipment	287,418	236,453
Games	204,593	171,714
Construction in progress	82,295	53,574

Total cost	1,200,785	994,370
Accumulated depreciation	(474,330)	(387,505)

Property and equipment, net	$726,455	$606,865

Property and equipment (excluding land) are depreciated using the straight-line method over the estimated useful life of the assets or lease term if shorter. Depreciation expense totaled $102,178 for fiscal 2017, $86,906 for fiscal 2016 and $77,261 for fiscal 2015. Interest costs capitalized during the construction of facilities were $786 for fiscal 2017, $462 for fiscal 2016 and $559 for fiscal 2015.

During fiscal 2016, we purchased land in Tampa, Florida in the amount of $3,608, for a store, which opened on October 30, 2017. Additionally during fiscal 2016, we completed sale-leaseback transactions under which we sold the land and buildings of two of our stores to an unrelated party. Net proceeds from the sales were $20,262. In connection with the dispositions, we entered into two long-term leases. The leases are classified as operating leases and the gains of $126 realized on the sales have been deferred and will be amortized over the initial lease term of twenty years.

Note 4: Accrued Liabilities

Accrued liabilities consist of the following as of the fiscal years ended:

	February 4, 2018	January 29, 2017
Deferred amusement revenue	$33,806	$28,305
Compensation and benefits	19,959	20,886
Amusement redemption liability	18,041	15,431
Rent	16,478	14,260
Deferred gift card revenue	7,583	6,957
Property taxes	6,054	4,650
Sales and use taxes	5,191	3,872
Current portion of long term insurance	4,600	4,460
Inventory liabilities	4,336	2,659
Utilities	3,554	2,969
Customer deposits	3,250	3,003
Other (Refer to Note 10)	12,309	4,875

Total accrued liabilities	$135,161	$112,327

Note 5: Debt

Long-term debt consists of the following as of the fiscal years ended:

	February 4, 2018	January 29, 2017
Credit Facility—term	$296,250	$138,750
Credit Facility—revolver	71,000	126,000

Total debt outstanding	367,250	264,750
Less current installments—term	(15,000)	(7,500)
Less debt issuance costs—term	(1,001)	(622)

Long-term debt, net	$351,249	$256,628

On August 17, 2017, we entered into a senior secured credit facility that provides a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. The $500,000 revolving credit facility includes a $35,000 letter of credit sub-facility and a $15,000 swing loan sub-facility. The revolving credit facility is available to provide financing for general purposes. Principal payments on the term loan facility of $3,750 per quarter are required beginning December 31, 2017 through maturity, when the remaining balance is due. Our current credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of February 4, 2018, we had letters of credit outstanding of $4,747 and $424,253 of borrowing available under our credit facility.

The majority of the proceeds of this senior secured credit facility were used to refinance in full the May 15, 2015 credit facility (of which $291,000 was outstanding) and to pay related interest and expenses. In connection with the new credit facility we incurred debt costs of $2,910, of which $397 was expensed as a loss on debt refinancing, and the remaining debt costs are being amortized over the life of the credit facility. The total loss on debt refinancing during fiscal 2017, including the write off of a portion of unamortized debt costs, was $718.

The interest rates per annum applicable to loans, other than swing loans, under our existing credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swing loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.25% to 2.00% for the term loans and the revolving loans. The stated weighted average interest rate at February 4, 2018 was 2.82%. The year-to-date weighted average effective interest rate was 3.16%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our credit facility contains restrictive covenants that, among other things, place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our credit facility requires us to maintain certain financial ratio covenants. As of February 4, 2018, we were in compliance with our restrictive and financial ratio covenants.

Future debt obligations — Below is our future debt principal payment obligations as of February 4, 2018 by fiscal year:

2018	$15,000
2019	15,000
2020	15,000
2021	15,000
2022	307,250
Thereafter	—

Total future payments	$367,250

Interest expense, net — The following tables set forth our recorded interest expense, net for the fiscal years ended:

	February 4, 2018	January 29, 2017	January 31, 2016
Interest expense on credit facilities	$8,697	$6,896	$11,482
Amortization of issuance cost and discount	739	674	867
Interest income	(224)	(271)	(308)
Capitalized interest	(786)	(462)	(559)
Gain on early collection of note receivable	—	—	(493)
Change in fair value of interest rate cap	239	148	475

Total interest expense, net	$8,665	$6,985	$11,464

Note 6: Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, creating a territorial tax system, allowing for immediate expensing of certain qualified property, modifying or repealing many business deductions and credits, implementing a deemed repatriation transition tax, and providing other incentives. In response to the Tax Act, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment and provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, the company must record a provisional estimate. If a company cannot determine a provisional estimate, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

Our accounting for the following elements of the Tax Act is incomplete; however, we were able to make reasonable estimates of certain effects and therefore, recorded provisional adjustments as follows:

•	The Tax Act reduced the corporate tax rate to 21%, and we recorded a provisional tax benefit of $8,076 related to the re-measurement of certain deferred tax assets and liabilities, based on a reasonable estimate of the impact of the reduction in the corporate tax rate on our net federal deferred tax liabilities as of December 22, 2017. While we are able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, our net federal deferred tax liabilities may be affected by other analyses related to the Tax Act.

•	We currently plan to utilize an election for the 2017 tax year to apply 100% bonus depreciation for eligible property placed in service after September 27, 2017. This amount is presented as provisional while we continue to review the impact of 100% bonus depreciation.

•	We were able to make reasonable estimates of the impact on our tax provision from the changes to deductions for executive compensation for the year ended December 31, 2017. This amount is presented as provisional while we continue to gather additional information to determine the final impact of these changes.

We will finalize our analysis of the income tax effect of the Tax Act by the fourth quarter of fiscal 2018. The final impact of the Tax Act may differ from these current provisional amounts, due to, among other things, changes in our interpretations and assumptions of the Tax Act, and further regulatory guidance that may be issued by the applicable tax authorities. As a result, we will continue to gather additional information to determine the final impact of these changes.

We have evaluated the impact of the deemed repatriation of deferred foreign income and the associated foreign tax credit under the relevant provision of the Tax Act. The deferred foreign income was earned by our Canadian subsidiary, which owns only two stores, one of which was opened in late 2016. The net impact is immaterial.

Additionally, due to the complexity of the new tax laws around global intangible low-taxed income (“GILTI”), we continue to evaluate how the income tax provision will be accounted for under ASC 740, wherein companies are allowed to make an accounting policy election of either (1) account for GILTI as a component of tax expense in the period in which the company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the company’s measurement of deferred taxes (the “deferred method”). Currently, we have not elected a method and will only do so after we complete our analysis of the GILTI provisions.

Our federal statutory rate for fiscal 2017 is 33.7%. This blended rate is calculated based on the number of days in the fiscal year before and after the effective date of the Tax Act.

The following table sets forth our provision for income taxes for the fiscal years ended:

	February 4, 2018	January 29, 2017	January 31, 2016
Current provision:
Federal	$35,195	$35,596	$18,342
State and local	9,112	10,107	5,810
Foreign	(22)	72	126

Total current provision	44,285	45,775	24,278

Deferred provision (benefit):
Federal	(5,697)	7,318	8,384
State and local	(2,885)	(287)	(623)
Foreign	(263)	(70)	92

Total deferred provision (benefit)	(8,845)	6,961	7,853

Provision for income taxes	$35,440	$52,736	$32,131

The following tables set forth the significant components of our deferred assets and liabilities as of the fiscal years ended:

	February 4, 2018	January 29, 2017
Deferred tax assets:
Deferred revenue and redemption ticket liability	$14,994	$18,318
Leasing transactions	12,891	13,735
Accrued liabilities	4,631	3,990
Workers compensation and general liability insurance	3,386	4,698
Share-based compensation	5,289	5,284
Net operating loss carryovers	3,715	2,040
Indirect benefit of unrecognized tax benefits	398	563
Other	2,626	3,108

Total	47,930	51,736
Valuation allowance	(402)	(821)

Total deferred tax assets, net of valuation allowance	47,528	50,915

Deferred tax liabilities:
Trademark/tradename	(21,413)	(31,545)
Property and equipment	(25,797)	(30,956)
Other	(2,742)	(465)

Total deferred tax liabilities	(49,952)	(62,966)

Net deferred tax liabilities	$(2,424)	$(12,051)

Reported as:
Deferred tax assets, net—noncurrent	7,789	2,446
Deferred tax liablities, net—noncurrent	(10,213)	(14,497)

Net deferred tax liabilities	$(2,424)	$(12,051)

At February 4, 2018, we had a valuation allowance of $402 against our deferred tax assets. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income in the jurisdiction and during periods in which temporary differences become deductible. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income, consistent generation of annual taxable income, and estimations of future taxable income, we have concluded that it is more likely than not that we will realize the federal tax benefits associated with most of our deferred tax assets. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize only a portion of these benefits. Accordingly, we have established a valuation allowance to reduce those deferred tax assets to an amount which we believe will ultimately be realized.

As of February 4, 2018, we have $61,231 of state net operating loss carryforwards. Generally, state net operating losses can be carried forward 20 years. State net operating loss carryforwards begin to expire in 2018.

The following table sets forth the change in unrecognized tax benefits excluding interest, penalties and related income tax benefits for the fiscal years ended:

	February 4, 2018	January 29, 2017	January 31, 2016
Balance at beginning of year	$1,348	$1,263	$566
Additions for tax positions of current year	290	240	711
Reductions for tax positions of prior years	(31)	(76)	—
Lapse of statute of limitations	(39)	(79)	(14)

Balance at end of year	$1,568	$1,348	$1,263

As of February 4, 2018 and January 29, 2017, the accrued interest and penalties on the unrecognized tax benefits were $360 and $355, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Comprehensive Income.

We currently anticipate that approximately $106 of unrecognized tax benefits will be settled through federal and state audits or will be recognized as a result of the expiration of statute of limitations during fiscal 2018. Future recognition of potential interest or penalties, if any, will be recorded as a component of our income tax provision. Because of the impact of deferred tax accounting, $1,530 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The following table sets forth the reconciliation of the federal statutory rate to the effective income tax rate for the fiscal years ended:

	February 4, 2018	January 29, 2017	January 31, 2016
Federal corporate statutory rate	33.7%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.8%	4.4%	2.8%
Foreign taxes	(0.2)%	—%	(0.1)%
Nondeductible expenses	1.4%	1.5%	1.7%
Tax credits	(4.0)%	(4.1)%	(5.4)%
Valuation allowance	(0.3)%	(0.1)%	0.1%
Tax contingency reserves	0.1%	—%	0.8%
Share-based compensation	(7.3)%	—%	—%
Impacts related to the Tax Act	(5.1)%	—%	—%
Other	0.6%	—%	0.1%

Effective tax rate	22.7%	36.7%	35.0%

We file consolidated income tax returns with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are currently under federal audit by the Internal Revenue Service for fiscal 2015. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2013.

Note 7: Leases

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional contingent rentals based on revenues. Store rent expense is included in “Other store operating expenses” or “Pre-opening costs” accordingly, and rent expense related to our corporate offices is included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income. For fiscal 2017, rent expense for operating leases was $96,814, including contingent rentals of $3,427. For fiscal 2016, rent expense for operating leases was $77,964, including contingent rentals of $4,263. For fiscal 2015, rent expense for operating leases was $67,537, including contingent rentals of $4,580. At February 4, 2018, future minimum lease payments, including any periods covered by renewal options we are reasonably assured of exercising are:

2018	2019	2020	2021	2022	Thereafter	Total
$108,638	$108,381	$102,240	$96,190	$89,227	$1,065,219	$1,569,895

At February 4, 2018, we also had lease commitments on equipment as follows:

2018	2019	2020	2021	2022	Thereafter	Total
$390	$285	$192	$39	$20	$—	$926

As of February 4, 2018, we have signed operating lease agreements for eleven future sites which are expected to open in fiscal 2018. The landlords have fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of February 4, 2018, we have signed nineteen additional lease agreements for future sites. Our commitments under these agreements are contingent, upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 8: Share-Based Compensation

Prior to October 2014, we issued share-based awards under our 2010 Stock Incentive Plan. Outstanding grants under this plan include fully vested performance-based options and time-based options which vest over a five-year period from the grant date. Share-based awards granted after October 2014 and beyond were issued pursuant to the terms of our 2014 Stock Incentive Plan. We may grant stock options, restricted stock or restricted stock units (“RSU’s”) to executive and management personnel as well as directors. The maximum number of shares of common stock issuable under the 2014 Stock Incentive Plan is 3,100,000 shares. Time-based options granted to employees generally become exercisable ratably over a three-year period from the grant date. Certain time-based options granted to executives at the IPO date vest 50% after a period of three years and 50% after a period of four years. Performance-based RSU’s awarded to employees fully vest after three years, subject to the achievement of performance conditions. Time-based RSU’s have various service periods not exceeding five years.

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

Each share granted subject to a stock option award or time-based RSU award reduces the number of shares available under our stock incentive plans by one share. Each share granted subject to a performance RSU award reduces the number of shares available under our stock incentive plans by a range of one share if the target performance is achieved, up to a maximum of two shares for performance above target and a minimum of no shares if performance is below a minimum threshold target.

Compensation expense associated with share-based equity awards granted has been calculated as required by current accounting standards related to stock compensation. The valuation of our stock option awards has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate, as well as an estimated fair value of our common stock. For all stock options granted subsequent to our IPO, we have obtained fair value valuation analyses prepared by an independent third-party valuation firm, and the analyses utilized the market-determined share price. Since our stock had not been publicly traded prior to our IPO, the expected volatility was based on an average of the historical volatility of certain of our competitors’ stocks over the expected term of the share-based awards with the calculation placing more weight on company-specific volatilities each year thereafter. The dividend yield assumption was based on our history. The expected term of share-based awards represented the weighted-average period the share-based award was expected to remain outstanding. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term.

The significant assumptions used in determining the underlying fair value of the weighted-average options granted in fiscal 2017, 2016 and 2015 were as follows:

	2014 Stock Incentive Plan
	Fiscal 2017	Fiscal 2016	Fiscal 2015
Volatility	32.9%	34.0%	37.0%
Risk free interest rate	2.00%	1.29%	1.56%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term – in years	6.0	5.9	5.9
Weighted average calculated value	$20.54	$13.62	$12.01

Compensation expense related to stock options with only service conditions (time-based) is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award or to the date on which retirement eligibility is achieved, if shorter. Compensation expense related to stock option plans was $4,875, $3,483 and $2,964 during the fiscal year ended February 4, 2018, January 29, 2017 and January 31, 2016, respectively.

Compensation expense for RSU’s and restricted shares is based on the market price of the shares underlying the awards on the grant date. Compensation expense for RSU’s based on performance reflects the estimated probability that performance conditions at target or above will be met, and time-based RSU’s and restricted shares are expensed ratably over the service period. We recorded compensation expense related to our RSU’s and restricted shares awards of $4,041, $2,345 and $1,145 during the fiscal year ended February 4, 2018, January 29, 2017 and January 31, 2016, respectively.

Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience.

Transactions related to stock option awards during fiscal 2017 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 29, 2017	833,499	$26.93	1,225,053	$5.35
Granted	190,379	57.74	—	—
Exercised	(17,287)	34.71	(515,074)	4.63
Forfeited	(5,188)	46.44	—	—

Outstanding at February 4, 2018	1,001,403	32.55	709,979	5.88

Exercisable at February 4, 2018	420,465	$26.46	664,453	$5.68

The total intrinsic value of options exercised during fiscal 2017, fiscal 2016 and 2015 was $30,844, $50,403 and $45,090, respectively. The unrecognized expense related to our stock option plan totaled approximately

$1,781 as of February 4, 2018 and will be expensed over a weighted average 1.6 years. For options outstanding at February 4, 2018, the weighted average remaining contractual life was 6.0 years and the aggregate intrinsic value was $44,900. For options exercisable at February 4, 2018, the weighted average remaining contractual life was 4.9 years and the aggregate intrinsic value was $36,800.

Transactions related to time-based and performance-based RSU’s and restricted stock during fiscal 2017 were as follows:

	Shares	Weighted Avg Fair Value
Outstanding at January 29, 2017	128,088	$37.19
Granted	70,357	58.78
Vested	(10,485)	40.68
Forfeited	(3,419)	51.71

Outstanding at February 4, 2018	184,541	$44.96

Fair value of our time-based and performance-based RSU’s and restricted stock is based on our closing stock price on the date of grant. The weighted average fair value for RSU’s and restricted stock issued during fiscal 2017, fiscal 2016 and fiscal 2015 was $58.78, $40.71 and $31.75, respectively. The fair value of shares that vested during fiscal 2017 and fiscal 2016 was $426 and $360, respectively, and there were no shares vested during fiscal 2015. The unrecognized expense related to our time-based and performance-based RSU’s and unvested restricted stock was $4,808 as of February 4, 2018 and will be expensed over a weighted average 2.2 years.

We satisfy stock option exercise activity and share unit conversion through both the issuance of new shares and the use of existing treasury shares.

Note 9: Employee Benefit Plans

We sponsor a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service. We provide for a guaranteed matching of 25% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined by the 401(k) Plan. We also have a discretionary contribution dependent upon attaining a specified performance target. Should we achieve the performance target, it would contribute an additional 25% of qualified employee contributions. Employees may elect to contribute up to 50% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Expenses related to our contributions to the 401(k) Plan were $1,089, $889 and $764 for fiscal 2017, 2016, and 2015, respectively.

We offer a deferred compensation plan that permits a select group of management or highly compensated employees to defer a portion of their compensation. Under this plan, eligible employees may elect to defer up to 50% of their base salary on a pre-tax basis each plan year. Each pay period, we match 25% of the employee’s contributions up to the first 6% of salary deferred. At the end of each year, if our performance target is met, we contribute an additional amount, equal to the employer match contributed each pay period. Any contributions to a participant’s account vest in equal portions over a five-year period, and becomes immediately vested upon termination of a participant’s employment on or after age 65 or by reason of the participant’s death or disability, and upon a change of control (as defined). We recognized $246, $237 and $211 of deferred compensation expense in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. The deferred compensation plan assets are invested through a rabbi trust. Assets in the rabbi trust are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value using quoted prices available on identical assets and liabilities in active markets, representing Level One assets as defined by GAAP. As of February 4, 2018 and January 29, 2017, $7,059 and $5,105, respectively, of deferred compensation plan assets are included in “Other assets and deferred charges” and the offsetting deferred compensation plan liabilities are included in “Other liabilities” in the accompanying Consolidated Balance Sheets.

Note 10: Commitments and Contingencies

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

On June 30, 2017, we agreed to settle litigation related to alleged violations of the Employee Retirement Income Security Act. Once the settlement agreement is finalized, it will be subject to court approval. To cover the estimated net costs of settlement, including estimated payment to any opt-in members and class attorneys, as well as related settlement administration costs, we recorded a net charge of $2,550 (representing $7,500 of gross settlement costs less $4,950 of insurance recoveries, included in “Accrued liabilities” and “Other current assets”, respectively, in the accompanying Consolidated Balance Sheets) during the second quarter of fiscal 2017. The charge was recorded in general and administrative expenses in our Consolidated Statements of Comprehensive Income. No additional settlement liabilities or recoveries related to this litigation were recorded during fiscal 2017. The actual amount of any settlement payment could vary from our estimate and will be subject to many factors including approval by the court, the claims process and other matters typically associated with the settlement of litigation.

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

Note 11: Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, unvested time-based RSU’s and performance RSU’s to the extent performance measures were attained as of the end of the reporting period, calculated using the treasury-stock method. Potential dilutive shares are excluded from the computation of earnings per share (“EPS”) if their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. For fiscal 2017, we excluded 188,130 anti-dilutive options from the calculation of common equivalent shares.

The following table sets forth the computation of EPS, basic and diluted for the fiscal years ended:

(in thousands, except share and per share data)	February 4, 2018	January 29, 2017	January 31, 2016
Numerator:
Net income	$120,949	$90,795	$59,619
Denominator:
Weighted average number of common shares outstanding (basic)	41,276,314	41,951,770	40,968,455
Weighted average dilutive impact of equity-based awards	1,306,695	1,336,822	1,815,450
Weighted average number of common and common equivalent shares outstanding (dilutive)	42,583,009	43,288,592	42,783,905
Net income per share:
Basic	$2.93	$2.16	$1.46
Diluted	$2.84	$2.10	$1.39

Note 12: Quarterly Financial Information (unaudited)

	Fiscal 2017 Quarters Ended
	4/30/2017	7/30/2017	10/29/2017	2/4/2018
Total revenues	$304,148	$280,751	$249,979	$304,913
Income before provision for income taxes	62,374	37,100	17,052	39,863
Net income	42,796	30,356	12,157	35,640
Net income per share of common stock:
Basic	$1.02	$0.73	$0.30	$0.88
Diluted	$0.98	$0.71	$0.29	$0.85
Weighted average number of shares outstanding:
Basic	42,027,551	41,460,651	41,077,206	40,568,751
Diluted	43,522,403	42,830,873	42,250,611	41,699,060
Stores open at end of period	96	100	101	106

	Fiscal 2016 Quarters Ended
	5/1/2016	7/31/2016	10/30/2016	1/29/2017
Total revenues	$261,987	$244,330	$228,659	$270,182
Income before provision for income taxes	49,064	34,114	17,095	43,258
Net income	31,161	21,512	10,755	27,367
Net income per share of common stock:
Basic	$0.75	$0.51	$0.26	$0.65
Diluted	$0.72	$0.50	$0.25	$0.63
Weighted average number of shares outstanding:
Basic	41,659,879	41,870,680	42,061,235	42,215,285
Diluted	43,112,141	43,283,834	43,327,812	43,369,754
Stores open at end of period	84	86	88	92

The fourth quarter of fiscal 2017 consists of 14 weeks and the fourth quarter of fiscal 2016 consists of 13 weeks.

Our revenues and operations are influenced by seasonal shifts in consumer spending. Revenues associated with spring and year-end holidays during our first and fourth quarters have historically been higher as compared to the other quarters. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to the other quarters.

Net income for the fourth quarter of fiscal 2017 includes a benefit to our income tax provision related to the favorable impact of the Tax Act (refer to Note 6 for further discussion of income taxes).