Form 10-Q
period 2018-05-06
Dave & Buster's Entertainment, Inc.
filed 2018-06-11
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 6, 2018

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

As of June 6, 2018, there were 39,372,312 shares of the Issuer’s common stock outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED May 6, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	May 6, 2018	February 4, 2018
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$16,914	$18,795
Inventories	28,332	27,560
Prepaid expenses	20,562	19,052
Income taxes receivable	995	4,867
Other current assets	28,591	24,633

Total current assets	95,394	94,907
Property and equipment (net of $499,966 and $474,330 accumulated depreciation as of May 6, 2018 and February 4, 2018, respectively)	757,082	726,455
Deferred tax assets	7,169	7,789
Tradenames	79,000	79,000
Goodwill	272,603	272,566
Other assets and deferred charges	16,058	16,313

Total assets	$1,227,306	$1,197,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,000	$15,000
Accounts payable	55,732	54,627
Accrued liabilities	138,195	135,161
Income taxes payable	9,307	3,037

Total current liabilities	218,234	207,825
Deferred income taxes	11,873	10,213
Deferred occupancy costs	198,878	184,994
Other liabilities	20,557	21,103
Long-term debt, net	339,554	351,249
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 42,801,006 shares at May 6, 2018 and 42,660,806 shares at February 4, 2018; outstanding: 39,619,726 shares at May 6, 2018 and 40,102,085 shares at February 4, 2018	428	427
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	323,211	320,488
Treasury stock, 3,181,280 and 2,558,721 shares as of May 6, 2018 and February 4, 2018, respectively	(175,372)	(147,331)
Accumulated other comprehensive loss	(518)	(249)
Retained earnings	290,461	248,311

Total stockholders’ equity	438,210	421,646

Total liabilities and stockholders’ equity	$1,227,306	$1,197,030

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 6, 2018	April 30, 2017
Food and beverage revenues	$139,755	$129,811
Amusement and other revenues	192,435	174,337

Total revenues	332,190	304,148
Cost of food and beverage	36,020	32,702
Cost of amusement and other	21,119	16,283

Total cost of products	57,139	48,985
Operating payroll and benefits	72,894	65,190
Other store operating expenses	93,340	82,368
General and administrative expenses	15,654	14,978
Depreciation and amortization expense	27,506	23,928
Pre-opening costs	7,053	4,471

Total operating costs	273,586	239,920

Operating income	58,604	64,228

Interest expense, net	2,857	1,854

Income before provision for income taxes	55,747	62,374
Provision for income taxes	13,597	19,578

Net income	42,150	42,796

Unrealized foreign currency translation loss	(269)	(292)

Total comprehensive income	$41,881	$42,504

Net income per share:
Basic	$1.06	$1.02
Diluted	$1.04	$0.98
Weighted average shares used in per share calculations:
Basic	39,695,421	42,027,551
Diluted	40,612,388	43,522,403

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

						Accumulated
				Treasury Stock		Other
	Common Stock		Paid-In	At Cost		Comprehensive	Retained
	Shares	Amt.	Capital	Shares	Amt.	Loss	Earnings	Total
Balance February 4, 2018 (audited)	42,660,806	$427	$320,488	2,558,721	$(147,331)	$(249)	$248,311	$421,646
Net income	—	—	—	—	—	—	42,150	42,150
Unrealized foreign currency translation loss	—	—	—	—	—	(269)	—	(269)
Share-based compensation	—	—	2,388	—	—	—	—	2,388
Issuance of common stock	140,200	1	335	—	—	—	—	336
Repurchase of common stock	—	—	—	622,559	(28,041)	—	—	(28,041)

Balance May 6, 2018 (unaudited)	42,801,006	$428	$323,211	3,181,280	$(175,372)	$(518)	$290,461	$438,210

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 6, 2018	April 30, 2017
Cash flows from operating activities:
Net income	$42,150	$42,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,506	23,928
Deferred taxes	2,280	(635)
Loss on disposal of fixed assets	262	645
Share-based compensation	2,388	2,063
Other, net	462	(35)
Changes in assets and liabilities:
Inventories	(772)	(1,159)
Prepaid expenses	(1,510)	(1,926)
Income tax receivable	3,872	4,678
Other current assets	(3,954)	(5,347)
Other assets and deferred charges	162	(613)
Accounts payable	3,558	4,089
Accrued liabilities	2,956	3,010
Income taxes payable	6,270	14,284
Deferred occupancy costs	13,961	9,177
Other liabilities	(645)	859

Net cash provided by operating activities	98,946	95,814

Cash flows from investing activities:
Capital expenditures	(61,389)	(45,718)
Proceeds from sales of property and equipment	17	23

Net cash used in investing activities	(61,372)	(45,695)

Cash flows from financing activities:
Proceeds from debt	65,000	16,000
Payments of debt	(76,750)	(35,875)
Proceeds from the exercise of stock options	336	—
Proceeds from issuance of treasury stock	—	743
Repurchase of common stock under share repurchase program	(27,368)	(31,125)
Repurchases of common stock to satisfy employee withholding tax obligations	(673)	—

Net cash used in financing activities	(39,455)	(50,257)

Decrease in cash and cash equivalents	(1,881)	(138)
Beginning cash and cash equivalents	18,795	20,083

Ending cash and cash equivalents	$16,914	$19,945

Supplemental disclosures of cash flow information:
Decrease in fixed asset accounts payable	$(2,453)	$(2,394)
Cash paid for income taxes, net	$1,160	$1,258
Cash paid for interest, net	$2,635	$1,613

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation— Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refer to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. As of May 6, 2018, we owned and operated 112 stores located in 37 states, Puerto Rico and one Canadian province.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the thirteen weeks ended May 6, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the year ending February 3, 2019. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended February 4, 2018, included in our Annual Report on Form 10-K as filed with the SEC.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2018 and 2017, which end on February 3, 2019 and February 4, 2018, contain 52 and 53 weeks, respectively.

Cash and cash equivalents— We consider transaction settlements in process from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts of $6,426 and $3,416 are presented in “Accounts payable” in the Consolidated Balance Sheets as of May 6, 2018 and February 4, 2018, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.

As of May 6, 2018, the Company had no restricted cash, and the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, during the first quarter of fiscal 2018 did not have an impact on our consolidated financial statements. Additionally, the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230), did not have an impact on our consolidated financial statements.

Other current assets— Other current assets includes construction allowance receivables of $18,861 and $14,941 as of May 6, 2018 and February 4, 2018, respectively, related to our new store openings. We consider the concentration of credit risk for tenant improvement allowance receivables from landlords to be minimal due to the payment histories and general financial condition of our landlords.

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

Non-financial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include such items as property and equipment, goodwill, tradenames and other assets. These assets are measured at fair value if determined to be impaired. During the thirteen weeks ended May 6, 2018, there were no impairments recognized.

Revenue recognition— The Company adopted Revenue from Contracts with Customers (Topic 606) in the first quarter of fiscal 2018 using the modified retrospective method. Based on our evaluation of our revenue streams, the Company has determined that there was not a material impact as of the date of adoption between the new revenue standard and how we previously recognized revenue, and therefore, the adoption did not have a material effect on our consolidated financial statements, and there was no cumulative effect to our retained earnings.

Food and beverage revenues are recognized when payment is tendered at the point of sale. Amusement revenues are primarily recognized upon utilization of game play credits on Power Cards purchased and used by customers to activate most of the video and redemption games. We have recognized a liability for the estimated amount of unused game play credits which we believe our customers will utilize in the future based on credits remaining on Power Cards, historic utilization patterns and revenue per game play credit sold. Total deferred revenue related to our deferred amusement revenue is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the thirteen weeks ended May 6, 2018, we recognized revenue of approximately $10,000 related to the amount in deferred amusement revenue as of the end of fiscal 2017.

Proceeds from the sale of gift cards are deferred and recognized as revenue when the holder redeems the card or its likelihood of redemption becomes remote (“breakage”) and the Company determines that there is not a legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions. The determination of the gift card breakage rate is based on the Company’s specific historical redemption patterns and the Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption. We review estimated redemption rates regularly and on an ongoing basis and revise it as necessary throughout the year. Recognized gift card breakage revenue is included in “Amusements and other revenues” in the Consolidated Statements of Comprehensive Income. Total deferred revenue related to our gift cards is included in “Accrued liabilities” in our Consolidated Balance Sheets and includes the full value of unredeemed gift cards less any breakage revenue recognized. During the thirteen weeks ended May 6, 2018, we recognized revenue of approximately $1,800 related to the amount in deferred revenue as of the end of fiscal 2017, of which approximately $260 was gift card breakage revenue.

Certain of our promotional programs include multiple performance obligations that include both a delivered and undelivered component and are discounted from the standalone selling prices of the deliverables. We allocate the entire discount to the amusement deliverable. Revenues are presented net of sales taxes. Sales tax collected is included in “Accrued liabilities” until the taxes are remitted to the appropriate taxing authorities.

Share repurchase program— Our Board of Directors has approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. The Company has a total share repurchase authorization of $300,000 which expires at the end of fiscal 2018. During the first quarter of fiscal 2018, the Company purchased 606,308 shares of common stock at an average cost of $45.14 per share. Since the inception of the repurchase program, the Company has purchased 3,809,680 shares of common stock at an average cost of $54.63 per share. As of May 6, 2018, we have approximately $91,895 of share repurchase authorization remaining under the current plan.

The Company grants performance restricted stock units pursuant to our 2014 incentive compensation plan. For the performance restricted stock units that are granted, the number of shares of common stock issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of our employees. In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the first quarter of fiscal 2018, we withheld 16,251 shares of common stock to satisfy $673 of employees’ tax obligations.

Recent accounting pronouncements— In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The new guidance requires the recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leasing arrangements. As of May 6, 2018, the Company had an estimated $1,550,000 in undiscounted future minimum lease commitments. The guidance is effective for interim and annual periods beginning after December 15, 2018, (our fiscal year 2019) using a modified retrospective approach, with optional practical expedients. The Company plans to adopt this guidance beginning in the first quarter of fiscal 2019, although early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements, and we expect the adoption of this guidance will result in a material increase in the assets and liabilities on our Consolidated Balance Sheets and will likely have an insignificant impact on our Consolidated Statements of Comprehensive Income. Recognition of a lease liability related to operating leases will not impact any covenants related to the Company’s long-term debt because the debt agreements specify that covenant ratios be calculated using GAAP in effect at the time the debt agreements were entered into.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. The Company does not expect the adoption will have a material impact on our consolidated financial statements when we perform future annual impairment tests.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following as of:

	May 6, 2018	February 4, 2018
Deferred amusement revenue	$36,749	$33,806
Amusement redemption liability	19,202	18,041
Compensation and benefits	17,629	19,959
Rent	17,501	16,478
Property taxes	7,257	6,054
Deferred gift card revenue	6,889	7,583
Customer deposits	5,298	3,250
Current portion of long-term insurance	4,600	4,600
Sales and use taxes	3,861	5,191
Inventory liabilities	3,825	4,336
Utilities	3,468	3,554
Other (refer to Note 4)	11,916	12,309

Total accrued liabilities	$138,195	$135,161

Note 3: Debt

Long-term debt consists of the following as of:

	May 6, 2018	February 4, 2018
Credit facility - term	$292,500	$296,250
Credit facility - revolver	63,000	71,000

Total debt outstanding	355,500	367,250
Less:
Current installments - term	(15,000)	(15,000)
Debt issuance costs - term	(946)	(1,001)

Long-term debt, net	$339,554	$351,249

On August 17, 2017, we entered into a senior secured credit facility that provides a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. The $500,000 revolving credit facility includes a $35,000 letter of credit sub-facility and a $15,000 swing loan sub-facility. The revolving credit facility is available to provide financing for general purposes. Principal payments on the term loan facility of $3,750 per quarter are required beginning December 31, 2017 through maturity, when the remaining balance is due. Our current credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of May 6, 2018, we had letters of credit outstanding of $5,047 and $431,953 of borrowing available under our credit facility.

The interest rates per annum applicable to loans, other than swing loans, under our existing credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swing loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.25% to 2.00% for the term loans and the revolving loans. The stated weighted average interest rate at May 6, 2018 was 3.15%. The year-to-date weighted average effective interest rate was 3.57%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our credit facility contains restrictive covenants that, among other things, place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our credit facility requires us to maintain certain financial ratio covenants. As of May 6, 2018, we were in compliance with our restrictive and financial ratio covenants.

Interest expense, net — The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 6, 2018	April 30, 2017
Interest expense on credit facilities	$3,023	$1,708
Amortization of issuance cost	198	167
Interest income	(28)	(83)
Capitalized interest	(326)	(141)
Change in fair value of interest rate cap	(10)	203

Total interest expense, net	$2,857	$1,854

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

On June 30, 2017, we agreed to settle litigation related to alleged violations of the Employee Retirement Income Security Act. Once the settlement agreement is finalized, it will be subject to court approval. To cover the estimated net costs of settlement, including estimated payment to any opt-in members and class attorneys, as well as related settlement administration costs, we recorded a net charge of $2,550 (representing $7,500 of gross settlement costs less $4,950 of insurance recoveries) during the thirteen-week period ended July 30, 2017. The charge was recorded in general and administrative expenses in our Consolidated Statements of

Comprehensive Income. No additional settlement liabilities or recoveries related to this litigation were recorded in the thirteen week period ended May 6, 2018. The actual amount of any settlement payment could vary from our estimate and will be subject to many factors including approval by the court, the claims process and other matters typically associated with the settlement of litigation.

During the third quarter of fiscal 2017, three major hurricanes made landfall impacting areas where we operate our stores, which negatively impacted store revenues. During the first quarter of fiscal 2018, we recognized business interruption insurance recoveries of approximately $500 related to one of the events, which are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income. We continue to work closely with our insurers to finalize all property and business interruption insurance claims, although the amount of any future recoveries has not yet been determined.

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional contingent rentals based on revenues.

The following table sets forth our lease commitments as of May 6, 2018:

1 year or less	$110,212
2 years	107,698
3 years	101,409
4 years	94,387
5 years	88,929
Thereafter	1,049,675

Total future payments	$1,552,310

As of May 6, 2018, we have signed operating lease agreements for six future sites which are expected to open in fiscal 2018. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of May 6, 2018, we have signed twenty additional operating lease agreements for future sites. Our commitments under these agreements are contingent upon, among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 5: Income Taxes

The effective income tax rate for the 13 weeks ended May 6, 2018 was 24.4%, compared to 31.4% for the 13 weeks ended April 30, 2017. This decrease in the effective tax rate primarily reflects a favorable impact from the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017. Other differences from the statutory rate are due to the FICA tip credits, state income taxes and the impact of certain income and expense items which are not recognized for income tax purposes.

The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, among other provisions. We believe we have properly estimated our federal and state income tax liabilities for the impacts of the Tax Act, including provisional amounts under SAB No. 118 related to the deferred tax rate change, the utilization of the bonus depreciation election and the effects on executive compensation. The Tax Act may be subject to technical amendments, as well as interpretations and implementing of regulations by the Department of Treasury and Internal Revenue Service, any of which could increase or decrease one or more impacts of the legislation. As such, we will continue to analyze the effects of the Tax Act and may record adjustments to provisional amounts during the measurement period ending no later than the end of fiscal 2018. As of May 6 2018, we have not changed the provisional estimates recognized in fiscal 2017. Any impacts to our income tax expense as a result of additional guidance will be recorded in the period in which the guidance is issued.

Note 6: Earnings per share

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested), unvested time-based restricted stock units (RSU’s) and unvested performance RSU’s to the extent performance measures were attained as of the end of the reporting period, calculated using the treasury-stock method. Potential dilutive shares are excluded from the computation of earnings per share (“EPS”) if their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. We excluded 387,824 anti-dilutive options from the calculation of common equivalent shares as of the thirteen weeks ended May 6, 2018.

The following table sets forth the computation of EPS, basic and diluted for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
(in thousands, except share and per share data)	May 6, 2018	April 30, 2017
Numerator:
Net income	$42,150	$42,796
Denominator:
Weighted average number of common shares outstanding (basic)	39,695,421	42,027,551
Weighted average dilutive impact of equity-based awards	916,967	1,494,852
Weighted average number of common and common equivalent shares outstanding (diluted)	40,612,388	43,522,403
Net income per share:
Basic	$1.06	$1.02
Diluted	$1.04	$0.98

Note 7: Share-Based Compensation

Compensation expense related to stock options, time-based and performance-based RSU’s and restricted stock are included in general and administrative expenses and were as follows:

	Thirteen Weeks Ended
	May 6, 2018	April 30, 2017
Stock options	$1,358	$1,304
RSU’s and restricted stock	1,030	759

Total share-based compensation expense	$2,388	$2,063

Transactions related to stock option awards during the thirteen weeks ended May 6, 2018 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price
Outstanding at February 4, 2018	1,001,403	$32.55	709,979	$5.88
Granted	202,423	41.65	—	—
Exercised	(5,794)	34.29	(18,844)	7.34
Forfeited	(4,177)	52.54	(4,498)	9.34

Outstanding at May 6, 2018	1,193,855	$34.02	686,637	$5.81

Exercisable at May 6, 2018	600,608	$31.24	672,607	$5.74

The total intrinsic value of options exercised during the thirteen weeks ended May 6, 2018 was $705. The unrecognized expense related to our stock option plan totaled approximately $3,503 as of May 6, 2018 and will be expensed over a weighted average period of 1.8 years.

Transactions related to time-based and performance-based RSU’s and restricted stock during the thirteen weeks ended May 6, 2018 were as follows:

		Weighted
		Average
	Shares	Fair Value
Outstanding at February 4, 2018	184,541	$44.96
Granted	73,231	41.65
Change in units based on performance	50,452	31.72
Vested	(115,562)	35.26
Forfeited	(2,692)	45.32

Outstanding at May 6, 2018	189,970	$46.06

Fair value of our time-based and performance-based RSU’s and restricted stock is based on our closing stock price on the date of grant. The unrecognized expense related to our time-based and performance-based RSU’s and unvested restricted stock was $6,763 as of May 6, 2018 and will be expensed over a weighted average period of 2.3 years.

During the thirteen weeks ended May 6, 2018 and April 30, 2017, excess tax benefits of $380 and $3,306, respectively, were recognized as a benefit in the “Provision for income taxes” in the Consolidated Statement of Comprehensive Income and classified as a source in operating activities in the Consolidated Statement of Cash Flows.

Forfeitures are estimated at the time of grant and adjusted if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying unaudited consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 3, 2018. Unless otherwise specified, the meanings of all defined terms in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are consistent with the meanings of such terms as defined in the Notes to Unaudited Consolidated Financial Statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report as a result of various factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 3, 2018. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

General

We are a leading owner and operator of high-volume venues in North America that combine dining and entertainment for both adults and families under the name “Dave & Buster’s”. Founded in 1982, the core of our concept is to offer our customers the opportunity to “Eat, Drink, Play and Watch” all in one location. Eat and Drink are offered through a full menu of entrées and appetizers and a full selection of non-alcoholic and alcoholic beverages. Our Play and Watch offerings provide an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. Our customer mix skews moderately to males, primarily between the ages of 21 and 39, and we believe we also serve as an attractive venue for families with children and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.

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

We intend for new store expansion to be a key growth driver. Our long-term plan is to open new stores at an annual rate of at least 10% of our existing stores. During the first thirteen weeks of fiscal 2018, the Company opened six new stores, compared to four new store openings in the comparable 2017 period. As of May 6, 2018, there were 112 stores in the United States, Puerto Rico and Canada. To increase comparable store sales we plan to provide our customers with the latest exciting games, leverage the D&B Sports concept by building awareness through national cable advertising and drive customer frequency by enhancing customer experience through providing new product offerings in each of the “Eat, Drink, Play and Watch” components of our business. We currently anticipate opening fourteen to fifteen new stores in fiscal 2018.

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

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales. Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 86 stores as of May 6, 2018.

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between April 30, 2017 and May 6, 2018, we opened sixteen new stores, ten of which were in new markets.

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles (“GAAP”), we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Adjusted EBITDA, Adjusted EBITDA Margin, Store Operating Income Before Depreciation and Amortization and Store Operating Income Before Depreciation and Amortization Margin (defined below). These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. In addition, Adjusted EBITDA excludes pre-opening and other costs which may be important in analyzing our GAAP results. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Our calculations of Adjusted EBITDA adjust for these amounts because they vary from period to period and do not directly relate to the ongoing operations of the currently underlying business of our stores and therefore complicate comparison of underlying business between periods. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA or Store Operating Income Before Depreciation and Amortization in isolation and also uses other measures, such as revenues, gross margin, operating income and net income, to measure operating performance.

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

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. All references to the first quarter of 2018 relate to the 13 week period ended May 6, 2018. All references to the first quarter of 2017 relate to the 13 week period ended April 30, 2017. Fiscal 2018 and fiscal 2017 consist of 52 and 53 weeks, respectively. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

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

Our operating results fluctuate from quarter to quarter as a result of seasonal factors. Typically, we have higher first and fourth quarter revenues associated with the spring and year-end holidays. These quarters will continue to be susceptible to the impact of severe or unseasonably mild weather on customer traffic and sales during that period. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to the other quarters.

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

Thirteen Weeks Ended May 6, 2018 Compared to Thirteen Weeks Ended April 30, 2017

Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks Ended May 6, 2018		Thirteen Weeks Ended April 30, 2017
Food and beverage revenues	$139,755	42.1%	$129,811	42.7%
Amusement and other revenues	192,435	57.9	174,337	57.3

Total revenues	332,190	100.0	304,148	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	36,020	25.8	32,702	25.2
Cost of amusement and other (as a percentage of amusement and other revenues)	21,119	11.0	16,283	9.3

Total cost of products	57,139	17.2	48,985	16.1
Operating payroll and benefits	72,894	21.9	65,190	21.4
Other store operating expenses	93,340	28.2	82,368	27.1
General and administrative expenses	15,654	4.7	14,978	4.9
Depreciation and amortization expense	27,506	8.3	23,928	7.9
Pre-opening costs	7,053	2.1	4,471	1.5

Total operating costs	273,586	82.4	239,920	78.9

Operating income	58,604	17.6	64,228	21.1
Interest expense, net	2,857	0.8	1,854	0.6

Income before provision for income taxes	55,747	16.8	62,374	20.5
Provision for income taxes	13,597	4.1	19,578	6.4

Net income	$42,150	12.7%	$42,796	14.1%

Change in comparable store sales (1)		(4.9)%		2.2%
Company-owned stores open at end of period		112		96
Comparable stores open at end of period		86		76

(1)	The change in comparable store sales in fiscal 2018 has been calculated by shifting forward our 2017 fiscal year comparable store sales results by one week, to account for the fact that our 2017 fiscal year consisted of 53 weeks.

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended May 6, 2018		Thirteen Weeks Ended April 30, 2017
Net income	$42,150	12.7%	$42,796	14.1%
Interest expense, net	2,857		1,854
Provision for income taxes	13,597		19,578
Depreciation and amortization expense	27,506		23,928

EBITDA	86,110	25.9%	88,156	29.0%
Loss on asset disposal	262		645
Share-based compensation	2,388		2,063
Pre-opening costs	7,053		4,471
Other costs (1)	95		232

Adjusted EBITDA	$95,908	28.9%	$95,567	31.4%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

Store Operating Income Before Depreciation and Amortization

The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended May 6, 2018		Thirteen Weeks Ended April 30, 2017
Operating income	$58,604	17.6%	$64,228	21.1%
General and administrative expenses	15,654		14,978
Depreciation and amortization expense	27,506		23,928
Pre-opening costs	7,053		4,471

Store Operating Income Before Depreciation and Amortization	$108,817	32.8%	$107,605	35.4%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Total capital additions do not include any reductions for accrual-based tenant improvement allowances or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Thirteen Weeks Ended May 6, 2018	Thirteen Weeks Ended April 30, 2017
New store	$47,052	$34,299
Operating initiatives, including remodels	1,156	3,711
Games	7,433	2,957
Maintenance Capital	3,295	2,357

Total capital additions	$58,936	$43,324

Payments from landlords	$14,787	$10,282

Results of Operations

Revenues

Total revenues increased $28,042, or 9.2%, to $332,190 in the first quarter of fiscal 2018 compared to total revenues of $304,148 in the first quarter of fiscal 2017. For the thirteen weeks ended May 6, 2018, we derived 28.5% of our total revenue from food sales, 13.6% from beverage sales, 57.3% from amusement sales and 0.6% from other sources. For the thirteen weeks ended April 30, 2017, we derived 28.8% of our total revenue from food sales, 13.9% from beverage sales, 56.6% from amusement sales and 0.7% from other sources.

As a result of the 53 week year in fiscal 2017, our 2018 fiscal year began one week later than our 2017 fiscal year. The comparable store revenue discussion presented below has been prepared by shifting forward our 2017 fiscal year results by one week, in order to provide more useful information to investors to better analyze our business. We have estimated that the one week shift would result in total revenues for the comparable 2017 period being $1,405 lower than the total revenues reported in the thirteen week period ended April 30, 2017. We have estimated that 2017 comparable store sales would be $1,465 lower and that 2017 non-comparable stores and other sales would have been $60 higher.

The net increase in revenues for the first quarter of fiscal 2018 compared to the reported first quarter of 2017 were from the following sources:

Comparable stores	$(13,491)
Comparable stores - shift in week impact	(1,465)
Non-comparable stores	44,217
Non-comparable stores - shift in week impact	62
Other (including a decrease of $2 due to the shift in week impact)	(1,281)

Total	$28,042

Comparable store revenue decreased $13,491, or 4.9%, in the first quarter of fiscal 2018 compared to the comparable 13 weeks of fiscal 2017. Comparable store revenue compared to prior year was, in part, negatively impacted by increased competitive pressure in markets where we operate. Comparable walk-in revenues, which accounted for 92.2% of comparable store revenue for the first quarter of fiscal 2018, decreased $12,113, or 4.8% compared to the similar period in fiscal 2017. Comparable store special events revenues, which accounted for 7.8% of comparable store revenue for the first quarter of fiscal 2018, decreased $1,378, or 6.4% compared to the comparable period in fiscal 2017.

Food sales at comparable stores decreased by $5,262, or 6.7%, to $73,438 in the first quarter of fiscal 2018 from $78,700 in the comparable period in fiscal 2017. Beverage sales at comparable stores decreased by $1,860, or 5.0%, to $35,262 in the first quarter of fiscal 2018 from $37,122 in the 2017 comparison period. The decrease in food and beverage unit sales at comparable stores was partially offset by an overall increase in menu prices. Comparable store amusement and other revenues in the first quarter of fiscal 2018 decreased by $6,369, or 4.0%, to $151,479 from $157,848 in the comparable 13 weeks of fiscal 2017. The decrease in amusements sales was primarily driven by a decrease in the number of Power Cards sold.

Non-comparable store revenue increased $44,279, for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The increase in non-comparable store revenue was primarily driven by 197 additional operating store weeks contributed by our twenty-six non-comparable stores, sixteen of which opened subsequent to the first quarter of fiscal 2017.

Cost of products

The total cost of products was $57,139 for the first quarter of fiscal 2018 and $48,985 for the first quarter of fiscal 2017. The total cost of products as a percentage of total revenues was 17.2% and 16.1% for the first quarter of fiscal 2018 and the first quarter of fiscal 2017, respectively.

Cost of food and beverage products increased to $36,020 in the first quarter of fiscal 2018 compared to $32,702 for the first quarter of fiscal 2017 due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 60 basis points to 25.8% for the first quarter of fiscal 2018 from 25.2% for the first quarter of fiscal 2017. Higher meat costs resulting from our upgraded burger product, and higher commodity costs in our poultry and potato items coupled with the impact of our larger non-comparable store group, were partially offset by increases in food and beverage prices.

Cost of amusement and other increased to $21,119 in the first quarter of fiscal 2018 compared to $16,283 in the first quarter of fiscal 2017. The costs of amusement and other, as a percentage of amusement and other revenues, increased 170 basis points to 11.0% for the first quarter of fiscal 2018 from 9.3% for the first quarter of fiscal 2017. The increase in cost of amusement and other as a percentage of revenue was due, in part, to a $2,531, or approximately 150 basis point, amusement cost reduction in fiscal 2017 due to the favorable settlement of a multi-year use tax audit by the state of Texas. This cost reduction represents the excess use tax on redemption items during the period from July 2011 through January 2017.

Operating payroll and benefits

Total operating payroll and benefits increased by $7,704, or 11.8%, to $72,894 in the first quarter of fiscal 2018 compared to $65,190 in the first quarter of fiscal 2017. This increase was primarily due to labor associated with the additional operating store weeks of our non-comparable stores. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 50 basis points to 21.9% in the first quarter of fiscal 2018 compared to 21.4% for the first quarter of fiscal 2017. This increase was primarily due to a wage rate increase of approximately 4.0% and unfavorable leverage on decreased comparable store sales.

Other store operating expenses

Other store operating expenses increased by $10,972, or 13.3%, to $93,340 in the first quarter of fiscal 2018 compared to $82,368 in the first quarter of fiscal 2017, primarily due to new store openings. Other store operating expenses as a percentage of total revenues increased 110 basis points to 28.2% in the first quarter of fiscal 2018 compared to 27.1% in the first quarter of fiscal 2017. This increase was due primarily to unfavorable leverage of our occupancy costs on decreased comparable store sales, increased margin pressure on occupancy costs associated with our recent store openings and higher marketing costs mainly due to our increased investment in digital media.

General and administrative expenses

General and administrative expenses increased by $676, or 4.5%, to $15,654 in the first quarter of fiscal 2018 compared to $14,978 in the first quarter of fiscal 2017, due to increased labor costs at our corporate headquarters and incremental compensation costs related to our share-based awards. As a result of favorable leverage on revenue increases, general and administrative expenses, as a percentage of total revenues decreased 20 basis points to 4.7% in the first quarter of fiscal 2018 compared to 4.9% in the first quarter of fiscal 2017.

Depreciation and amortization expense

Depreciation and amortization expense increased by $3,578 or 15.0%, to $27,506 in the first quarter of fiscal 2018 compared to $23,928 in the first quarter of fiscal 2017. Increased depreciation due to our 2017 and 2018 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $2,582 to $7,053 in the first quarter of fiscal 2018 compared to $4,471 in the first quarter of fiscal 2017 due primarily to the number and timing of new store openings and stores in development.

Interest expense, net

Interest expense, net increased by $1,003 to $2,857 in the first quarter of fiscal 2018 compared to $1,854 in the first quarter of fiscal 2017 due primarily to higher variable interest rates and an increase in average outstanding debt.

Provision for income taxes

The effective income tax rate decreased to 24.4% for the thirteen weeks ended May 6, 2018 compared to 31.4% in the thirteen weeks ended April 30, 2017. The decrease in the effective tax rate primarily reflects a favorable impact from the Tax Cuts and Jobs Act enacted on December 22, 2017. Other differences from the statutory rate are due to the FICA tip credits, state income taxes and the impact of certain income and expense items which are not recognized for income tax purposes.

Liquidity and Capital Resources

Overview

We finance our activities through cash flow from operations and availability under our existing credit facility. As of May 6, 2018, we had cash and cash equivalents of $16,914, net working capital deficit of $122,840 and outstanding debt obligations of $355,500. We also had $431,953 in borrowing availability under our existing credit facility.

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

As of May 6, 2018, we expect our short-term liquidity requirements to include approximately (a) $179,000 to $189,000 of capital additions (net of payments from landlords), (b) scheduled debt service payments and lease obligation payments (see “Contractual Obligations and Commercial Commitments”) and (c) the repurchase of our common stock.

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

Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. The share repurchase program may be modified, suspended or discontinued at any time. As of May 6, 2018, the Company has a total share repurchase authorization of $300,000 which expires at the end of fiscal 2018. During the first quarter of fiscal 2018, the Company purchased 606,308 shares of common stock at an average cost of $45.14 per share. Since the inception of the repurchase program, the Company has purchased 3,809,680 shares of common stock at an average cost of $54.63 per share. As of May 6, 2018, we have approximately $91,895 of share repurchase authorization remaining under the current plan.

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

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirteen Weeks Ended May 6, 2018	Thirteen Weeks Ended April 30, 2017
Net cash provided by (used in):
Operating activities	$98,946	$95,814
Investing activities	(61,372)	(45,695)
Financing activities	(39,455)	(50,257)

Net cash provided by operating activities was $98,946 for the thirteen weeks ended May 6, 2018 compared to $95,814 for the thirteen weeks ended April 30, 2017. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales offset by decreased comparable store sales and lower operating margins.

Net cash used in investing activities was $61,372 for the thirteen weeks ended May 6, 2018 compared to $45,695 for the thirteen weeks ended April 30, 2017. Capital expenditures increased $15,671 to $61,389 (excluding the decrease in fixed asset accounts payable of $2,453) in the thirteen weeks of fiscal 2018 from $45,718 in the thirteen weeks of fiscal 2017. During the thirteen weeks of fiscal 2018, the Company spent $48,170 ($33,383 net of payments from landlords) for new store construction, $1,200 related to operating improvement initiatives and several smaller scale remodels, $7,702 for game refreshment and $4,317 for maintenance capital. During the thirteen weeks ended April 30, 2017, we spent $35,570 ($25,288 net of payments from landlords) for new store construction, $3,179 related to major remodel projects on four existing stores, several smaller scale remodel projects and operating improvement initiatives, $4,694 for game refreshment and $2,275 for maintenance capital.

Net cash used in financing activities decreased by $10,802 to $39,455 in the thirteen weeks ended May 6, 2018 compared to $50,257 for the thirteen weeks ended April 30, 2017. The decrease in cash used in financing activities was primarily due to net repayments of debt of approximately $12,000 in the thirteen weeks ended May 6, 2018 compared to net repayments of approximately $20,000 in the thirteen weeks ended April 30, 2017 and lower repurchases of common stock during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and payments from landlords. We expect to spend between $225,000 and $235,000 ($179,000 to $189,000 net of payments from landlord) in capital additions during fiscal 2018. The fiscal 2018 additions are expected to include approximately $174,000 to $184,000 ($128,000 to $138,000 net of payments from landlords) for new store construction and operating improvement initiatives, $24,000 for game refreshment and $27,000 in maintenance capital. A portion of the 2018 new store spend is related to stores that will be under construction in 2018 but will not be open until 2019.

Contractual Obligations and Commercial Commitments

The following table sets forth our expected future annual contractual obligations and commercial commitments as of May 6, 2018:

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Credit Facility (1)	$355,500	$15,000	$30,000	$310,500	$—
Interest requirements (2)	44,848	11,228	21,030	12,590	—
Operating leases (3)	1,552,310	110,212	209,107	183,316	1,049,675

Total	$1,952,658	$136,440	$260,137	$506,406	$1,049,675

(1)	The Credit Facility includes a $300,000 term loan facility and $500,000 revolving credit facility. As of May 6, 2018, we had borrowings of $292,500 under the term loan facility and borrowings of $63,000 under the revolving credit facility.
(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect on May 6, 2018 of 3.15%.
(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above.

Accounting policies and estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates is included in our annual consolidated financial statements and the related notes in our Annual Report on Form10-K filed with the SEC on April 3, 2018.

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

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state or city minimum wage and increases in the minimum wage will increase our labor costs. Several states and local jurisdictions in which we operate have enacted legislation to increase the minimum wage and/or minimum tipped wage rates by varying amounts, with more planned increases in the future.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our thirteen weeks ended May 6, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 4 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report as filed on Form 10-K on April 3, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding repurchase of our common stock, in thousands, except share and per share amounts, during the thirteen weeks ended May 6, 2018:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (2)
February 5, 2018 - March 4, 2018	480,000	$45.87	480,000	$97,247
March 5, 2018 - April 8, 2018	—	$—	—	$97,247
April 9, 2018 - May 6, 2018	126,308	$42.38	126,308	$91,895

(1)	Monthly information is presented by reference to our fiscal periods during the thirteen weeks ended May 6, 2018.
(2)	Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. As of May 6, 2018, the Company has a total share repurchase authorization of $300,000 which expires at the end of fiscal 2018. During the first quarter of fiscal 2018, we withheld 16,251 shares of common stock to satisfy $673 of employees’ tax obligations. These withheld shares of common stock are not considered common stock repurchases under our authorized share repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of Stephen M. King, Chairman of the Board and Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Stephen M. King, Chairman of the Board and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian A. Jenkins, Senior Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: June 11, 2018	By:	/s/ Stephen M. King
Stephen M. King
Chairman of the Board and Chief Executive Officer

Date: June 11, 2018	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Senior Vice President and Chief Financial Officer