Form 10-Q
period 2018-08-05
Dave & Buster's Entertainment, Inc.
filed 2018-09-14
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 5, 2018

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 11, 2018, there were 38,830,928 shares of the Issuer’s common stock outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED AUGUST 5, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	August 5, 2018	February 4, 2018
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,398	$18,795
Inventories	24,993	27,560
Prepaid expenses	20,509	19,052
Income taxes receivable	1,369	4,867
Other current assets	33,175	24,633

Total current assets	102,444	94,907
Property and equipment (net of $526,194 and $474,330 accumulated depreciation as of August 5, 2018 and February 4, 2018, respectively)	776,242	726,455
Deferred tax assets	7,134	7,789
Tradenames	79,000	79,000
Goodwill	272,616	272,566
Other assets and deferred charges	17,421	16,313

Total assets	$1,254,857	$1,197,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,000	$15,000
Accounts payable	48,563	54,627
Accrued liabilities	145,889	135,161
Income taxes payable	7,193	3,037

Total current liabilities	216,645	207,825
Deferred income taxes	15,066	10,213
Deferred occupancy costs	213,235	184,994
Other liabilities	22,127	21,103
Long-term debt, net	346,859	351,249
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 42,937,988 shares at August 5, 2018 and 42,660,806 shares at February 4, 2018; outstanding: 39,027,955 shares at August 5, 2018 and 40,102,085 shares at February 4, 2018	429	427
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	325,951	320,488
Treasury stock, 3,910,033 and 2,558,721 shares as of August 5, 2018 and February 4, 2018, respectively	(209,084)	(147,331)
Accumulated other comprehensive loss	(611)	(249)
Retained earnings	324,240	248,311

Total stockholders’ equity	440,925	421,646

Total liabilities and stockholders’ equity	$1,254,857	$1,197,030

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 5, 2018	July 30, 2017
Food and beverage revenues	$130,242	$118,689
Amusement and other revenues	188,946	162,062

Total revenues	319,188	280,751
Cost of food and beverage	33,998	30,473
Cost of amusement and other	21,558	17,978

Total cost of products	55,556	48,451
Operating payroll and benefits	73,736	64,453
Other store operating expenses	94,825	82,529
General and administrative expenses	14,764	16,762
Depreciation and amortization expense	29,049	24,847
Pre-opening costs	5,328	4,546

Total operating costs	273,258	241,588

Operating income	45,930	39,163
Interest expense, net	3,228	2,063

Income before provision for income taxes	42,702	37,100
Provision for income taxes	8,923	6,744

Net income	33,779	30,356

Unrealized foreign currency translation gain (loss)	(93)	720

Total comprehensive income	$33,686	$31,076

Net income per share:
Basic	$0.86	$0.73
Diluted	$0.84	$0.71
Weighted average shares used in per share calculations:
Basic	39,355,105	41,460,651
Diluted	40,280,301	42,830,873

`

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	August 5, 2018	July 30, 2017
Food and beverage revenues	$269,997	$248,500
Amusement and other revenues	381,381	336,399

Total revenues	651,378	584,899
Cost of food and beverage	70,018	63,175
Cost of amusement and other	42,677	34,261

Total cost of products	112,695	97,436
Operating payroll and benefits	146,630	129,643
Other store operating expenses	188,165	164,897
General and administrative expenses	30,418	31,740
Depreciation and amortization expense	56,555	48,775
Pre-opening costs	12,381	9,017

Total operating costs	546,844	481,508

Operating income	104,534	103,391
Interest expense, net	6,085	3,917

Income before provision for income taxes	98,449	99,474
Provision for income taxes	22,520	26,322

Net income	75,929	73,152

Unrealized foreign currency translation gain (loss)	(362)	428

Total comprehensive income	$75,567	$73,580

Net income per share:
Basic	$1.92	$1.75
Diluted	$1.88	$1.69
Weighted average shares used in per share calculations:
Basic	39,525,263	41,744,101
Diluted	40,444,201	43,182,918

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

						Accumulated
						Other
			Paid-In	Treasury Stock		Comprehensive	Retained
	Common Stock		Capital	At Cost		Loss	Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 4, 2018 (audited)	42,660,806	$427	$320,488	2,558,721	$(147,331)	$(249)	$248,311	$421,646
Net income	—	—	—	—	—	—	75,929	75,929
Unrealized foreign currency translation loss	—	—	—	—	—	(362)	—	(362)
Share-based compensation	—	—	4,014	—	—	—	—	4,014
Issuance of common stock	277,182	2	1,449	—	—	—	—	1,451
Repurchase of common stock	—	—	—	1,351,312	(61,753)	—	—	(61,753)

Balance August 5, 2018 (unaudited)	42,937,988	$429	$325,951	3,910,033	$(209,084)	$(611)	$324,240	$440,925

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	August 5, 2018	July 30, 2017
Cash flows from operating activities:
Net income	$75,929	$73,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	56,555	48,775
Deferred taxes	5,508	(3,070)
Loss on disposal of fixed assets	693	884
Share-based compensation	4,014	4,449
Other, net	717	569
Changes in assets and liabilities:
Inventories	2,567	(1,844)
Prepaid expenses	(1,457)	(415)
Income tax receivable	3,498	4,031
Other current assets	(8,536)	(12,226)
Other assets and deferred charges	(939)	(653)
Accounts payable	2,766	5,480
Accrued liabilities	10,566	13,470
Income taxes payable	4,156	3,956
Deferred occupancy costs	28,403	19,794
Other liabilities	471	1,754

Net cash provided by operating activities	184,911	158,106

Cash flows from investing activities:
Capital expenditures	(116,624)	(99,757)
Proceeds from sales of property and equipment	118	37
Collections of notes receivable	—	800

Net cash used in investing activities	(116,506)	(98,920)

Cash flows from financing activities:
Proceeds from debt	117,000	95,000
Payments of debt	(121,500)	(57,750)
Proceeds from the exercise of stock options	1,451	721
Proceeds from issuance of treasury stock	—	1,642
Repurchase of common stock under share repurchase program	(61,080)	(98,286)
Repurchases of common stock to satisfy employee withholding tax obligations	(673)

Net cash used in financing activities	(64,802)	(58,673)

Increase in cash and cash equivalents	3,603	513
Beginning cash and cash equivalents	18,795	20,083

Ending cash and cash equivalents	$22,398	$20,596

Supplemental disclosures of cash flow information:
Decrease in fixed asset accounts payable	$(8,830)	$(5,455)
Cash paid for income taxes, net	$9,338	$21,400
Cash paid for interest, net	$5,714	$3,396

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation— Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refer to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. As of August 5, 2018, we owned and operated 117 stores located in 38 states, Puerto Rico and one Canadian province.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the thirteen and twenty-six weeks ended August 5, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending February 3, 2019. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended February 4, 2018, included in our Annual Report on Form 10-K as filed with the SEC.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2018 and 2017, which end on February 3, 2019 and February 4, 2018, contain 52 and 53 weeks, respectively.

Cash and cash equivalents— We consider transaction settlements in process from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts of $5,351 and $3,416 are presented in “Accounts payable” in the Consolidated Balance Sheets as of August 5, 2018 and February 4, 2018, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.

As of August 5, 2018, the Company had no restricted cash, and the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, during the first quarter of fiscal 2018 did not have an impact on our consolidated financial statements. Additionally, the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230), did not have an impact on our consolidated financial statements.

Other current assets— Other current assets includes construction allowance receivables of $23,448 and $14,941 as of August 5, 2018 and February 4, 2018, respectively, related to our new store openings. We consider the concentration of credit risk for tenant improvement allowance receivables from landlords to be minimal due to the payment histories and general financial condition of our landlords.

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

Non-financial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include such items as property and equipment, goodwill, tradenames and other assets. These assets are measured at fair value if determined to be impaired. During the thirteen weeks ended August 5, 2018, there were no impairments recognized.

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

Food and beverage revenues are recognized when payment is tendered at the point of sale. Amusement revenues are primarily recognized upon utilization of game play credits on Power Cards purchased and used by customers to activate most of the video and redemption games. We have recognized a liability for the estimated amount of unused game play credits which we believe our customers will utilize in the future based on credits remaining on Power Cards, historic utilization patterns and revenue per game play credit sold. Total deferred amusement revenue is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the thirteen and twenty-six weeks ended August 5, 2018, we recognized revenue of approximately $4,600 and $14,600, respectively, related to the amount in deferred amusement revenue as of the end of fiscal 2017.

Proceeds from the sale of gift cards are deferred and recognized as revenue when the holder redeems the card or its likelihood of redemption becomes remote (“breakage”) and the Company determines that there is not a legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. Recognized gift card breakage revenue is included in “Amusements and other revenues” in the Consolidated Statements of Comprehensive Income. Total deferred revenue related to our gift cards is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the thirteen and twenty-six weeks ended August 5, 2018, we recognized revenue of approximately $900 and $2,700, respectively, related to the amount in deferred revenue as of the end of fiscal 2017, of which approximately $130 and $390 was gift card breakage revenue.

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

Share repurchase program— Our Board of Directors has approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. The Company has a total share repurchase authorization of $300,000 which expires at the end of fiscal 2018. During the thirteen and twenty-six weeks ended August 5, 2018, the Company purchased 728,753 and 1,335,061 shares of common stock at an average cost of $46.26 and $45.75 per share, respectively. Since the inception of the repurchase program, the Company has purchased 4,538,433 shares of common stock at an average cost of $53.28 per share. As of August 5, 2018, we have approximately $58,182 of share repurchase authorization remaining under the current plan.

In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the twenty-six weeks ended August 5, 2018, we withheld 16,251 shares of common stock to satisfy $673 of employees’ tax obligations.

Recent accounting pronouncements— In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The new guidance requires the recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued an alternative method that permits application of the new guidance at the beginning of the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. The guidance will be effective for us at the beginning of our first quarter of fiscal 2019, using the new transition method, with optional practical expedients. We are currently evaluating the impact of the updated guidance on our consolidated financial statements, and we expect the adoption of this guidance will likely have an insignificant impact on our Consolidated Statements of Comprehensive Income and will result in a material increase in the assets and liabilities on our Consolidated Balance Sheets. As of August 5, 2018, the Company had an estimated $1,611,953 in undiscounted future minimum lease commitments. We are substantially complete with our preliminary assessment of the impact of the new standard on equipment leases and do not believe they will have a material impact on our consolidated financial statements. Additionally, we have reviewed most of our current facility leases and extracted the relevant data needed to apply the new guidance. We continue to evaluate the impact of the new standard on our facility leases. Recognition of a lease liability related to operating leases will not impact any covenants related to the Company’s long-term debt because the debt agreements specify that covenant ratios be calculated using GAAP in effect at the time the debt agreements were entered into.

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

Note 2: Accrued Liabilities

Accrued liabilities consist of the following as of:

	August 5, 2018	February 4, 2018
Deferred amusement revenue	$38,690	$33,806
Compensation and benefits	22,914	19,959
Amusement redemption liability	19,932	18,041
Rent	18,471	16,478
Property taxes	8,262	6,054
Deferred gift card revenue	6,691	7,583
Sales and use taxes	4,756	5,191
Current portion of long-term insurance	4,600	4,600
Utilities	3,845	3,554
Customer deposits	3,813	3,250
Inventory liabilities	2,453	4,336
Other (refer to Note 4)	11,462	12,309

Total accrued liabilities	$145,889	$135,161

Note 3: Debt

Long-term debt consists of the following as of:

	August 5, 2018	February 4, 2018
Credit facility - term	$288,750	$296,250
Credit facility - revolver	74,000	71,000

Total debt outstanding	362,750	367,250
Less:
Current installments - term	(15,000)	(15,000)
Debt issuance costs - term	(891)	(1,001)

Long-term debt, net	$346,859	$351,249

On August 17, 2017, we entered into a senior secured credit facility that provides a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. The $500,000 revolving credit facility includes a $35,000 letter of credit sub-facility and a $15,000 swing loan sub-facility. The revolving credit facility is available to provide financing for general purposes. Principal payments on the term loan facility are $3,750 per quarter through maturity, when the remaining balance is due. Our current credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of August 5, 2018, we had letters of credit outstanding of $5,047 and $420,953 of borrowing available under our credit facility.

The interest rates per annum applicable to loans, other than swing loans, under our existing credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swing loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.25% to 2.00% for the term loans and the revolving loans. The stated weighted average interest rate at August 5, 2018 was 3.33%. The year-to-date weighted average effective interest rate was 3.64%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our credit facility contains restrictive covenants that, among other things, place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our credit facility requires us to maintain certain financial ratio covenants. As of August 5, 2018, we were in compliance with our restrictive and financial ratio covenants.

Interest expense, net — The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 5, 2018	July 30, 2017
Interest expense on credit facilities	$3,255	$1,998
Amortization of issuance cost	198	166
Interest income	(28)	(52)
Capitalized interest	(201)	(115)
Change in fair value of interest rate cap	4	66

Total interest expense, net	$3,228	$2,063

	Twenty-six Weeks	Twenty-six Weeks
	Ended	Ended
	August 5, 2018	July 30, 2017
Interest expense on credit facility	$6,278	$3,706
Amortization of issuance cost	396	333
Interest income	(56)	(135)
Capitalized interest	(527)	(256)
Change in fair value of interest rate cap	(6)	269

Total interest expense, net	$6,085	$3,917

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

On June 30, 2017, we agreed to settle litigation related to alleged violations of the Employee Retirement Income Security Act. The settlement agreement is subject to court approval. To cover the estimated net costs of settlement, including estimated payment to any opt-in members and class attorneys, as well as related settlement administration costs, we recorded a net charge of $2,550 (representing $7,500 of gross settlement costs less $4,950 of insurance recoveries) during the thirteen-week period ended July 30, 2017. The charge was recorded in general and administrative expenses in our Consolidated Statements of Comprehensive Income. No additional settlement liabilities or recoveries related to this litigation were recorded in the twenty-six week period ended August 5, 2018. The actual amount of any settlement payment could vary from our estimate and will be subject to many factors including approval by the court, the claims process and other matters typically associated with the settlement of litigation.

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

The following table sets forth our lease commitments as of August 5, 2018:

1 year or less	$113,655
2 years	109,973
3 years	104,562
4 years	96,363
5 years	92,205
Thereafter	1,095,195

Total future payments	$1,611,953

As of August 5, 2018, we have signed operating lease agreements for five future sites which are expected to open in fiscal 2018 and early fiscal 2019. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of August 5, 2018, we have signed seventeen additional operating lease agreements for future sites. Our commitments under these agreements are contingent upon, among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 5: Income Taxes

The effective income tax rate for the twenty-six weeks ended August 5, 2018 was 22.9%, compared to 26.5% for the twenty-six weeks ended July 30, 2017. This decrease in the effective tax rate primarily reflects a favorable impact from the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017. The rate reduction from the Tax Act was partially offset by lower excess tax benefits related to share-based compensation, higher non-US tax rates and other tax adjustments.

We believe we have properly estimated our federal and state income tax liabilities for the impacts of the Tax Act, and our accounting for the income tax effects of the Tax Act related to the deferred tax rate change and the effects on executive compensation has been completed. We continue to evaluate the impact of the Tax Act on the provisional amounts related to the utilization of bonus depreciation. However, given the amount and complexity of the changes in tax law resulting from the Tax Act, including technical amendments and interpretations of regulations by the Department of Treasury and Internal Revenue Service, we continue to analyze the effects of the Tax Act on our income tax provision. We may make further refinements to our calculations considering technical guidance that may be published and will record those adjustments in the period the guidance is issued. As of August 5, 2018, we have not changed the provisional estimates recognized in fiscal 2017.

Note 6: Earnings per share

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested), unvested time-based restricted stock units (RSU’s) and unvested performance RSU’s to the extent performance measures were attained as of the end of the reporting period, calculated using the treasury-stock method. Potential dilutive shares are excluded from the computation of earnings per share (“EPS”) if their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. The weighted average anti-dilutive options excluded from the calculation of common equivalent shares were 90,143 and 99,331 in the thirteen and twenty-six weeks ended August 5, 2018.

The following table sets forth the computation of EPS, basic and diluted for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 5, 2018	July 30, 2017
Numerator:
Net income	$33,779	$30,356
Denominator:
Weighted average number of common shares outstanding (basic)	39,355,105	41,460,651
Weighted average dilutive impact of equity-based awards	925,196	1,370,222
Weighted average number of common and common equivalent shares outstanding (diluted)	40,280,301	42,830,873
Net income per share:
Basic	$0.86	$0.73
Diluted	$0.84	$0.71

	Twenty-six Weeks	Twenty-six Weeks
	Ended	Ended
	August 5, 2018	July 30, 2017
Numerator:
Net income	$75,929	$73,152
Denominator:
Weighted average number of common shares outstanding (basic)	39,525,263	41,744,101
Weighted average dilutive impact of equity-based awards	918,938	1,438,817
Weighted average number of common and common equivalent shares outstanding (diluted)	40,444,201	43,182,918
Net income per share:
Basic	$1.92	$1.75
Diluted	$1.88	$1.69

Note 7: Share-Based Compensation

Compensation expense related to stock options, time-based and performance-based RSU’s and restricted stock are included in general and administrative expenses and were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017
Stock options	$660	1,352	$2,018	2,656
RSU’s and restricted stock	966	1,034	1,996	1,793

Total share-based compensation expense	$1,626	$2,386	$4,014	$4,449

Transactions related to stock option awards during the twenty-six weeks ended August 5, 2018 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price
Outstanding at February 4, 2018	1,001,403	$32.55	709,979	$5.88
Granted	205,646	41.65
Exercised	(18,523)	34.28	(143,097)	5.71
Forfeited	(7,482)	51.28	(4,498)	9.34

Outstanding at August 5, 2018	1,181,044	$33.99	562,384	$5.89

Exercisable at August 5, 2018	585,814	$31.11	548,354	$5.80

The total intrinsic value of options exercised during the twenty-six weeks ended August 5, 2018 was $7,061. The unrecognized expense related to our stock option plan totaled approximately $2,869 as of August 5, 2018 and will be expensed over a weighted average period of 1.7 years.

Transactions related to time-based and performance-based RSU’s and restricted stock during the twenty-six weeks ended August 5, 2018 were as follows:

		Weighted
		Average
	Shares	Fair Value
Outstanding at February 4, 2018	184,541	$44.96
Granted	107,657	45.76
Change in units based on performance	50,452	31.72
Vested	(115,562)	35.26
Forfeited	(8,725)	45.69

Outstanding at August 5, 2018	218,363	$47.55

Fair value of our time-based and performance-based RSU’s and restricted stock is based on our closing stock price on the date of grant. The unrecognized expense related to our time-based and performance-based RSU’s and unvested restricted stock was $7,381 as of August 5, 2018 and will be expensed over a weighted average period of 2.4 years.

During the twenty-six weeks ended August 5, 2018 and July 30, 2017, excess tax benefits of $1,919 and $10,134, respectively, were recognized as a benefit in the “Provision for income taxes” in the Consolidated Statement of Comprehensive Income and classified as a source in operating activities in the Consolidated Statement of Cash Flows.

Forfeitures are estimated at the time of grant and adjusted if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience.

Note 8: Subsequent Events

On September 11, 2018, the Company’s Board of Director declared a quarterly cash dividend of $0.15 per share on each of its outstanding common shares, such dividend to be paid on October 10, 2018, to shareholders of record on September 25, 2018.

On September 11, 2018, our Board of Directors approved an extension of our share repurchase program through the end of fiscal 2020 and approved an additional $100,000 in common shares repurchases, increasing the total share repurchase authorization to $400,000.

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

We intend for new store expansion to be a key growth driver. Our long-term plan is to open new stores at an annual rate of at least 10% of our existing stores. During the first twenty-six weeks of fiscal 2018, the Company opened eleven new stores, compared to eight new store openings in the comparable 2017 period. As of August 5, 2018, there were 117 stores in the United States, Puerto Rico and Canada. We strive to increase comparable store sales by delivering compelling game content in our amusement products, enhancing food and beverage items and improving service to our customers. We utilize national cable advertising and digital media to build customer awareness and drive frequency across each of the “Eat, Drink, Play and Watch” components of our business. We currently anticipate opening fourteen to fifteen new stores in fiscal 2018.

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

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales. Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 86 stores as of August 5, 2018.

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between July 30, 2017 and August 5, 2018, we opened seventeen new stores, eight of which were in new markets.

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

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. All references to the second quarter of 2018 relate to the 13 week period ended August 5, 2018. All references to the second quarter of 2017 relate to the 13 week period ended July 30, 2017. Fiscal 2018 and fiscal 2017 consist of 52 and 53 weeks, respectively. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

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

Thirteen Weeks Ended August 5, 2018 Compared to Thirteen Weeks Ended July 30, 2017

Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 5, 2018		July 30, 2017
Food and beverage revenues	$130,242	40.8%	$118,689	42.3%
Amusement and other revenues	188,946	59.2	162,062	57.7

Total revenues	319,188	100.0	280,751	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	33,998	26.1	30,473	25.7
Cost of amusement and other (as a percentage of amusement and other revenues)	21,558	11.4	17,978	11.1

Total cost of products	55,556	17.4	48,451	17.3
Operating payroll and benefits	73,736	23.1	64,453	23.0
Other store operating expenses	94,825	29.7	82,529	29.3
General and administrative expenses	14,764	4.6	16,762	6.0
Depreciation and amortization expense	29,049	9.1	24,847	8.9
Pre-opening costs	5,328	1.7	4,546	1.6

Total operating costs	273,258	85.6	241,588	86.1

Operating income	45,930	14.4	39,163	13.9
Interest expense, net	3,228	1.0	2,063	0.7

Income before provision for income taxes	42,702	13.4	37,100	13.2
Provision for income taxes	8,923	2.8	6,744	2.4

Net income	$33,779	10.6%	$30,356	10.8%

Change in comparable store sales (1)		(2.4)%		1.1%
Company-owned stores open at end of period		117		100
Comparable stores open at end of period		86		76

(1)

The change in comparable store sales in fiscal 2018 has been calculated by shifting forward our 2017 fiscal year comparable store sales results by one week, to account for the fact that our 2017 fiscal year consisted of 53 weeks.

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	August 5, 2018		July 30, 2017
Net income	$33,779	10.6%	$30,356	10.8%
Interest expense, net	3,228		2,063
Provision for income taxes	8,923		6,744
Depreciation and amortization expense	29,049		24,847

EBITDA	74,979	23.5%	64,010	22.8%
Loss on asset disposal	431		239
Share-based compensation	1,626		2,386
Pre-opening costs	5,328		4,546
Other costs (1)	26		(607)

Adjusted EBITDA	$82,390	25.8%	$70,574	25.1%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

Store Operating Income Before Depreciation and Amortization

The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 5, 2018		July 30, 2017
Operating income	$45,930	14.4%	$39,163	13.9%
General and administrative expenses	14,764		16,762
Depreciation and amortization expense	29,049		24,847
Pre-opening costs	5,328		4,546

Store Operating Income Before Depreciation and Amortization	$95,071	29.8%	$85,318	30.4%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Total capital additions do not include any reductions for accrual-based tenant improvement allowances or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 5, 2018	July 30, 2017
New store and operating initiatives	$30,256	$42,464
Games	11,171	5,335
Maintenance capital	7,431	3,179

Total capital additions	$48,858	$50,978

Payments from landlords	$15,758	$11,392

Results of Operations

Revenues

Total revenues increased $38,437, or 13.7%, to $319,188 in the second quarter of fiscal 2018 compared to total revenues of $280,751 in the second quarter of fiscal 2017. For the thirteen weeks ended August 5, 2018, we derived 28.8% of our total revenue from food sales, 12.0% from beverage sales, 58.5% from amusement sales and 0.7% from other sources. For the thirteen weeks ended July 30, 2017, we derived 29.4% of our total revenue from food sales, 12.9% from beverage sales, 56.9% from amusement sales and 0.8% from other sources.

As a result of the 53 week year in fiscal 2017, our 2018 fiscal year began one week later than our 2017 fiscal year. The comparable store revenue discussion presented below has been prepared by shifting forward our 2017 fiscal year results by one week, in order to provide more useful information to users to better analyze our business. We have estimated that the one week shift would result in total revenues for the comparable 2017 period being $5,693 higher than the total revenues reported in the thirteen week period ended July 30, 2017. We have estimated that 2017 comparable store sales would be $4,416 higher and that 2017 non-comparable stores and other sales would have been $1,277 higher.

The net increase in revenues for the second quarter of fiscal 2018 compared to the reported second quarter of 2017 were from the following sources:

Comparable stores	$(5,900)
Comparable stores—shift in week impact	4,416
Non-comparable stores	39,348
Non-comparable stores—shift in week impact	1,269
Other (including an increase of $8 due to the shift in week impact)	(696)

Total	$38,437

Comparable store revenue decreased $5,900, or 2.4%, in the second quarter of fiscal 2018 compared to the comparable thirteen weeks of fiscal 2017. Comparable store revenue compared to prior year was, in part, negatively impacted by increased competitive pressure and sales transfers to new stores that we opened in markets where we operate. Comparable walk-in revenues, which accounted for 90.3% of comparable store revenue for the second quarter of fiscal 2018, decreased $5,920, or 2.6% compared to the similar period in fiscal 2017. Comparable store special events revenues, which accounted for 9.7% of comparable store revenue for the second quarter of fiscal 2018, increased $20, or 0.1% compared to the comparable period in fiscal 2017.

Food sales at comparable stores decreased by $2,370, or 3.3%, to $69,334 in the second quarter of fiscal 2018 from $71,704 in the comparable period in fiscal 2017. Beverage sales at comparable stores decreased by $1,826, or 5.9%, to $29,207 in the second quarter of fiscal 2018 from $31,033 in the 2017 comparison period. The decrease in food and beverage unit sales at comparable stores was partially offset by an overall increase in menu prices. Comparable store amusement and other revenues in the second quarter of fiscal 2018 decreased by $1,704, or 1.2%, to $143,337 from $145,041 in the comparable 13 weeks of fiscal 2017. The decrease in amusements sales was primarily driven by a decrease in the number of Power Cards sold.

Non-comparable store revenue increased $40,617, for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The increase in non-comparable store revenue was primarily driven by 207 additional operating store weeks contributed by our thirty-one non-comparable stores, seventeen of which opened subsequent to the second quarter of fiscal 2017.

Cost of products

The total cost of products was $55,556 for the second quarter of fiscal 2018 and $48,451 for the second quarter of fiscal 2017. The total cost of products as a percentage of total revenues was 17.4% and 17.3% for the second quarter of fiscal 2018 and fiscal 2017, respectively.

Cost of food and beverage products increased to $33,998 in the second quarter of fiscal 2018 compared to $30,473 for the second quarter of fiscal 2017 due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 40 basis points to 26.1% for the second quarter of fiscal 2018 from 25.7% for the second quarter of fiscal 2017. Higher meat costs resulting from our upgraded burger product, and higher commodity costs in our poultry and potato items coupled with the impact of our larger non-comparable store group, were partially offset by increases in food and beverage prices.

Cost of amusement and other increased to $21,558 in the second quarter of fiscal 2018 compared to $17,978 in the second quarter of fiscal 2017. The costs of amusement and other, as a percentage of amusement and other revenues, increased 30 basis points to 11.4% for the second quarter of fiscal 2018 from 11.1% for the second quarter of fiscal 2017. The increase in cost of amusement and other as a percentage of revenue was due, in part, to higher expense associated with our provision for estimated redemption ticket liabilities and higher amusement supply costs, partially offset by a slight shift in game play to non-redemption games including our new proprietary virtual reality platform which launched in the second quarter of fiscal 2018.

Operating payroll and benefits

Total operating payroll and benefits increased by $9,283, or 14.4%, to $73,736 in the second quarter of fiscal 2018 compared to $64,453 in the second quarter of fiscal 2017. This increase was primarily due to labor associated with the additional operating store weeks of our non-comparable stores. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 10 basis points to 23.1% in the second quarter of fiscal 2018 compared to 23.0% for the second quarter of fiscal 2017.

Other store operating expenses

Other store operating expenses increased by $12,296, or 14.9%, to $94,825 in the second quarter of fiscal 2018 compared to $82,529 in the second quarter of fiscal 2017, primarily due to new store openings. Other store operating expenses as a percentage of total revenues increased 40 basis points to 29.7% in the second quarter of fiscal 2018 compared to 29.3% in the second quarter of fiscal 2017. This increase was due primarily to increased occupancy costs associated with our non-comparable stores and unfavorable leverage of our occupancy costs on decreased comparable store sales. These cost increases were partially offset by lower renovation and repair costs.

General and administrative expenses

General and administrative expenses decreased by $1,998, or 11.9%, to $14,764 in the second quarter of fiscal 2018 compared to $16,762 in the second quarter of fiscal 2017. The decrease in general and administrative expenses was primarily driven by a $2,550 charge for litigation settlement costs recorded in the second quarter of fiscal 2017 and lower incremental compensation costs related to our share-based awards offset by increased labor costs at our corporate headquarters. General and administrative expenses, as a percentage of total revenues decreased 140 basis points to 4.6% in the second quarter of fiscal 2018 compared to 6.0% in the second quarter of fiscal 2017, for the same reasons noted above and favorable leverage on increased revenue.

Depreciation and amortization expense

Depreciation and amortization expense increased by $4,202 or 16.9%, to $29,049 in the second quarter of fiscal 2018 compared to $24,847 in the second quarter of fiscal 2017. Increased depreciation due to our 2017 and 2018 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $782 to $5,328 in the second quarter of fiscal 2018 compared to $4,546 in the second quarter of fiscal 2017 due primarily to the number and timing of new store openings and stores in development.

Interest expense, net

Interest expense, net increased by $1,165 to $3,228 in the second quarter of fiscal 2018 compared to $2,063 in the second quarter of fiscal 2017 due primarily to higher variable interest rates and an increase in average outstanding debt.

Provision for income taxes

The effective income tax rate increased to 20.9% in the second quarter of fiscal 2018 compared to 18.2% in the second quarter of fiscal 2017. The increase reflects a lower excess tax benefit associated with share-based compensation partially offset by the lower U.S. federal corporate tax rate established ty the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017. Other differences from the statutory rate are due to the FICA tip credits, state income taxes and the impact of certain income and expense items which are not recognized for income tax purposes.

Twenty-six Weeks Ended August 5, 2018 Compared to Twenty-six Weeks Ended July 30, 2017

Results of operations — The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the unaudited accompanying consolidated statements of comprehensive income.

	Twenty-six Weeks		Twenty-six Weeks
	Ended		Ended
	August 5, 2018		July 30, 2017
Food and beverage revenues	$269,997	41.5%	$248,500	42.5%
Amusement and other revenues	381,381	58.5	336,399	57.5

Total revenues	651,378	100.0	584,899	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	70,018	25.9	63,175	25.4
Cost of amusement and other (as a percentage of amusement and other revenues)	42,677	11.2	34,261	10.2

Total cost of products	112,695	17.3	97,436	16.7
Operating payroll and benefits	146,630	22.5	129,643	22.2
Other store operating expenses	188,165	28.9	164,897	28.2
General and administrative expenses	30,418	4.7	31,740	5.4
Depreciation and amortization expense	56,555	8.7	48,775	8.3
Pre-opening costs	12,381	1.9	9,017	1.5

Total operating costs	546,844	84.0	481,508	82.3

Operating income	104,534	16.0	103,391	17.7
Interest expense, net	6,085	0.9	3,917	0.7

Income before provision for income taxes	98,449	15.1	99,474	17.0
Provision for income taxes	22,520	3.4	26,322	4.5

Net income	$75,929	11.7%	$73,152	12.5%

Change in comparable store sales (1)		(3.7)%		1.7%
Company owned stores open at end of period		117		100
Comparable stores open at end of period		86		76

(1)

The change in comparable store sales in fiscal 2018 has been calculated by shifting forward our 2017 fiscal year comparable store sales results by one week, to account for the fact that our 2017 fiscal year consisted of 53 weeks.

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Twenty-six Weeks		Twenty-six Weeks
	Ended		Ended
	August 5, 2018		July 30, 2017
Net income	$75,929	11.7%	$73,152	12.5%
Interest expense, net	6,085		3,917
Provision for income taxes	22,520		26,322
Depreciation and amortization expense	56,555		48,775

EBITDA	161,089	24.7%	152,166	26.0%
Loss on asset disposal	693		884
Share-based compensation	4,014		4,449
Pre-opening costs	12,381		9,017
Other costs (1)	121		(375)

Adjusted EBITDA	$178,298	27.4%	$166,141	28.4%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

Store Operating Income Before Depreciation and Amortization

The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Twenty-six Weeks Ended		Twenty-six Weeks Ended
	August 5, 2018		July 30, 2017
Operating income	$104,534	16.0%	$103,391	17.7%
General and administrative expenses	30,418		31,740
Depreciation and amortization expense	56,555		48,775
Pre-opening costs	12,381		9,017

Store Operating Income Before Depreciation and Amortization	$203,888	31.3%	$192,923	33.0%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Total capital additions do not include any reductions for Payments from landlords.

	Twenty-six Weeks	Twenty-six Weeks
	Ended	Ended
	August 5, 2018	July 30, 2017
New store and operating initiatives	$78,464	$80,474
Games	18,604	8,292
Maintenance capital	10,726	5,536

Total capital additions	$107,794	$94,302

Payments from landlords	$30,545	$21,674

Results of Operations

Revenues

Total revenues increased $66,479, or 11.4%, to $651,378 in the twenty-six week period ended August 5, 2018 compared to total revenues of $584,899 in the twenty-six week period ended July 30, 2017. For the twenty-six weeks ended August 5, 2018, we derived 28.6% of our total revenue from food sales, 12.9% from beverage sales, 57.9% from amusement sales and 0.6% from other sources. For the twenty-six weeks ended July 30, 2017, we derived 29.1% of our total revenue from food sales, 13.4% from beverage sales, 56.8% from amusement sales and 0.7% from other sources.

As a result of the 53 week year in fiscal 2017, our 2018 fiscal year began one week later than our 2017 fiscal year. The comparable store revenue discussion presented below has been prepared by shifting forward our 2017 fiscal year results by one week, in order to provide more useful information to investors to better analyze our business. We have estimated that the one week shift would result in total revenues for the comparable 2017 period being $4,288 higher than the total revenues reported in the twenty-six week period ended July 30, 2017. We have estimated that 2017 comparable store sales would be $2,951 higher and that 2017 non-comparable stores and other sales would have been $1,337 higher.

The net increase in revenues for the twenty-six weeks ended August 5, 2018 compared to the reported twenty-six week period ended July 30, 2017 were from the following sources:

Comparable stores	$(19,391)
Comparable stores—shift in week impact	2,951
Non-comparable stores	83,565
Non-comparable stores—shift in week impact	1,331
Other (including a increase of $6 due to the shift in week impact)	(1,977)

Total	$66,479

Comparable store revenue decreased $19,391, or 3.7%, in the twenty-six weeks ended August 5, 2018 compared to the comparable twenty-six weeks of fiscal 2017. Comparable store revenue compared to prior year was, in part, negatively impacted by increased competitive pressure and sales transfers to new stores that we opened in markets where we operate. Comparable walk-in revenues, which accounted for 91.3% of comparable store revenue for the twenty-six weeks ended August 5, 2018, decreased $18,033, or 3.8% compared to the similar period in fiscal 2017. Comparable store special events revenues, which accounted for 8.7% of comparable store revenue for the twenty-six weeks ended August 5, 2018, decreased $1,358, or 3.0% compared to the comparable period in fiscal 2017.

Food sales at comparable stores decreased by $7,632, or 5.1%, to $142,772 in the twenty-six weeks ended August 5, 2018 from $150,404 in the comparable period in fiscal 2017. Beverage sales at comparable stores decreased by $3,686, or 5.4%, to $64,469 in the twenty-six weeks ended August 5, 2018 from $68,155 in the 2017 comparison period. The decrease in food and beverage unit sales at comparable stores was partially offset by an overall increase in menu prices. Comparable store amusement and other revenues in the twenty-six weeks ended August 5, 2018 decreased by $8,073, or 2.7%, to $294,816 from $302,889 in the comparable twenty-six weeks of fiscal 2017. The decrease in amusements sales was primarily driven by a decrease in the number of Power Cards sold.

Non-comparable store revenue increased $84,896, for the twenty-six week period ended August 5, 2018 compared to the twenty-six week period ended July 30, 2017. The increase in non-comparable store revenue was primarily driven by 404 additional operating store weeks contributed by our thirty-one non-comparable stores, seventeen of which opened subsequent to the second quarter of fiscal 2017.

Cost of products

The total cost of products was $112,695 for the twenty-six week period ended August 5, 2018 and $97,436 for the twenty-six week period ended July 30, 2017. The total cost of products as a percentage of total revenues was 17.3% and 16.7% for the twenty-six weeks ended August 5, 2018 and the twenty-six week period ended July 30, 2017, respectively.

Cost of food and beverage products increased to $70,018 in the twenty-six week period ended August 5, 2018 compared to $63,175 in the twenty-six week period ended July 30, 2017 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 50 basis points to 25.9% for the twenty-six week period ended August 5, 2018 from 25.4% for the twenty-six weeks ended July 30, 2017. The increase in cost of food and beverage as a percentage of revenue was driven by higher meat costs resulting from our upgraded burger product, higher commodity costs in our poultry and potato items as well as the impact of our larger non-comparable store group, partially offset by increases in food and beverage prices.

Cost of amusement and other increased to $42,677 in the twenty-six week period ended August 5, 2018 compared to $34,261 in the twenty-six week period ended July 30, 2017. The costs of amusement and other, as a percentage of amusement and other revenues increased 100 basis points to 11.2% for the twenty-six weeks ended August 5, 2018 from 10.2% for the twenty-six weeks ended July 30, 2017. This increase was due primarily to a $2,531, or 80 basis point, amusement cost reduction in the twenty-six week period ended July 30, 2017, for the favorable settlement of a multi-year use tax audit by the state of Texas. This cost reduction represents the excess use tax on redemption items during the period from July 2011 through January 2017.

Operating payroll and benefits

Total operating payroll and benefits increased by $16,987, or 13.1%, to $146,630 in the twenty-six week period ended August 5, 2018 compared to $129,643 in the twenty-six week period ended July 30, 2017. This increase was primarily due to labor associated with additional operating store weeks of our non-comparable stores. The total cost of operating payroll and benefits, as a percent of total revenues, increased 30 basis points to 22.5% for the twenty-six weeks ended August 5, 2018 from 22.2% in the twenty-six weeks ended July 30, 2017. This increase was primarily due to a hourly wage rate increase of approximately 4% and unfavorable leverage on decreased comparable store sales.

Other store operating expenses

Other store operating expenses increased by $23,268, or 14.1%, to $188,165, in the twenty-six week period ended August 5, 2018 compared to $164,897 in the twenty-six week period ended July 30, 2017, primarily due to new store openings. Other store operating expenses, as a percentage of total revenues, increased 70 basis points to 28.9% in the twenty-six weeks ended August 5, 2018 compared to 28.2% in the twenty-six week period ended July 30, 2017. This increase was due primarily to unfavorable leverage of our occupancy costs on decreased comparable store sales, increased margin pressure on occupancy costs associated with our recent store openings and higher marketing costs mainly due to our increased investment in digital media.

General and administrative expenses

General and administrative expenses decreased by $1,322, or 4.2%, to $30,418 in the twenty-six week period ended August 5, 2018 compared to $31,740 in the twenty-six week period ended July 30, 2017. The decrease in general and administrative expenses was primarily driven by a $2,550 charge for litigation settlement costs recorded in the twenty-six weeks ended July 30, 2017 and lower incremental compensation costs related to our share-based awards partially offset by increased labor costs at our corporate headquarters. General and administrative expenses, as a percentage of total revenues, decreased 70 basis points to 4.7% in the twenty-six weeks ended August 5, 2018 compared to 5.4% in the twenty-six week period ended July 30, 2017, for the same reasons above and as a result of favorable leverage on revenue increases.

Depreciation and amortization expense

Depreciation and amortization expense increased by $7,780, or 16.0%, to $56,555 in the twenty-six week period ended August 5, 2018 compared to $48,755 in the twenty-six week period ended July 30, 2017. Increased depreciation due to our 2017 and 2018 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $3,364 to $12,381 in the twenty-six week period ended August 5, 2018 compared to $9,017 in the twenty-six week period ended July 30, 2017 due primarily to the number and timing of new store openings and stores in development.

Interest expense, net

Interest expense, net increased by $2,168 to $6,085 in the twenty-six week period ended August 5, 2018 compared to $3,917 in the twenty-six week period ended July 30, 2017 due primarily to higher variable interest rates and an increase in average outstanding debt.

Provision for income taxes

The effective income tax rate for the twenty-six weeks ended August 5, 2018 was 22.9%, compared to 26.5% for the twenty-six weeks ended July 30, 2017. This decrease reflects the lower U.S. federal corporate tax rate established by the Tax Act enacted on December 22, 2017, partially offset by a lower excess tax benefit associated with share-based compensation. Other differences from the statutory rate are due to the FICA tip credits, state income taxes and the impact of certain income and expense items which are not recognized for income tax purposes.

Liquidity and Capital Resources

Overview

We finance our activities through cash flow from operations and availability under our existing credit facility. As of August 5, 2018, we had cash and cash equivalents of $22,398, net working capital deficit of $114,201 and outstanding debt obligations of $362,750. We also had $420,953 in borrowing availability under our existing credit facility.

Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. The share repurchase program may be modified, suspended or discontinued at any time. As of August 5, 2018, we had approximately $58,182 remaining of a total $300,000 share repurchase authorization. The existing share repurchase program expires at the end of fiscal 2018. Our Board of Directors may authorize additional share repurchases or other capital allocation initiatives to return value to shareholders as allowable under our existing credit facility.

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

Long-term liquidity requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for new store development and construction, replacement of games and equipment, performance-necessary renovations and other capital expenditures that need to be made periodically to our stores, principal and interest payments on our outstanding term loan and scheduled lease obligation payments. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing cash on hand, cash provided by operations, and borrowings under the revolving portion of our credit facility.

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

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Twenty-six Weeks	Twenty-six Weeks
	Ended August 5, 2018	Ended July 30, 2017
Net cash provided by (used in):
Operating activities	$184,911	$158,106
Investing activities	(116,506)	(98,920)
Financing activities	(64,802)	(58,673)

Net cash provided by operating activities was $184,911 for the twenty-six weeks ended August 5, 2018 compared to $158,106 for the twenty-six weeks ended July 30, 2017. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales offset by decreased comparable store sales and lower operating margins.

Net cash used in investing activities was $116,506 for the twenty-six weeks ended August 5, 2018 compared to $98,920 for the twenty-six weeks ended July 30, 2017. Capital expenditures increased $16,867 to $116,624 (excluding the decrease in fixed asset accounts payable of $8,830) in the twenty-six weeks ended August 5, 2018 from $99,757 in the twenty-six weeks ended July 30, 2017. During the twenty-six weeks ended August 5, 2018, the Company spent $86,979 ($56,434 net of payments from landlords) for new store construction and operating improvement initiatives, $19,065 for game refreshment and $10,580 for maintenance capital. During the twenty-six weeks ended July 30, 2017, we spent $84,738 ($63,064 net of payments from landlords) for new store construction and operating improvement initiatives including major remodel projects on four existing stores, $9,789 for game refreshment and $5,230 for maintenance capital.

Net cash used in financing activities increased by $6,129 to $64,802 in the twenty-six weeks ended August 5, 2018 compared to $58,673 for the twenty-six weeks ended July 30, 2017. The increase in cash used in financing activities was primarily due to net repayments of debt of approximately $4,500 in the twenty-six weeks ended August 5, 2018 compared to net borrowings of approximately $37,250 in the twenty-six weeks ended July 30, 2017 offset by lower repurchases of common stock during the twenty-six weeks ended August 5, 2018 compared to the twenty-six weeks ended July 30, 2017.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and payments from landlords. We expect to spend between $229,000 and $239,000 ($179,000 to $189,000 net of payments from landlord) in capital additions during fiscal 2018. The fiscal 2018 additions are expected to include approximately $176,000 to $186,000 ($126,000 to $136,000 net of payments from landlords) for new store construction and operating improvement initiatives, $26,000 for game refreshment and $27,000 in maintenance capital. A portion of the 2018 new store spend is related to stores that will be under construction in 2018 but will not be open until 2019.

Contractual Obligations and Commercial Commitments

The following table sets forth our expected future annual contractual obligations and commercial commitments as of August 5, 2018:

	Total	1 Year	2-3 Years	4-5 Years	After 5
					Years
Credit Facility (1)	$362,750	$15,000	$30,000	$317,750	$—
Interest requirements (2)	45,297	11,966	22,425	10,906	—
Operating leases (3)	1,611,953	113,655	214,535	188,568	1,095,195

Total	$2,020,000	$140,621	$266,960	$517,224	$1,095,195

(1)

The Credit Facility includes a $300,000 term loan facility and $500,000 revolving credit facility. As of August 5, 2018, we had borrowings of $288,750 under the term loan facility and borrowings of $74,000 under the revolving credit facility.

(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect on August 5, 2018 of 3.33%.
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

Interest Rate Risk

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our credit facility. Borrowings pursuant to our credit facility bear interest at a floating rate based on LIBOR, plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense which will, in turn, increase or decrease our net income and cash flow. We estimate that a hypothetical 25 basis point increase in one-month LIBOR would increase our annualized interest expense in the next year by approximately $900, assuming no change in the balance of the revolving portion of the credit facility.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and interim Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our second quarter ended August 5, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding repurchase of our common stock, in thousands, except share and per share amounts, during the thirteen weeks ended August 5, 2018:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (2)
May 7, 2018 - June 3, 2018	222,414	$40.74	222,414	$82,834
June 4, 2018 - July 8, 2018	198,811	$49.02	198,811	$73,088
July 9, 2018 - August 5, 2018	307,528	$48.47	307,528	$58,182

(1)	Monthly information is presented by reference to our fiscal periods during the thirteen weeks ended August 5, 2018.
(2)

Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. On September 11, 2018, our Board of Directors approved an extension of our share repurchase program through the end of fiscal 2020 and approved an additional $100,000 in common shares repurchases, increasing the total share repurchase authorization to $400,000.

ITEM 5.	OTHER INFORMATION

On August 5, 2018, Brian A. Jenkins, 56, succeeded Mr. Stephen M. King as Chief Executive Officer of the Company. Mr. Jenkins previously served as the Company’s Senior Vice President and Chief Financial Officer since December 2006. From 1996 to 2006, he held various positions, including Senior Vice President-Finance, with Six Flags, Inc., and from 1990 to 1996, he held various positions, including Vice President of Corporate Planning and Business Development, with FoxMeyer Health Corporation. On the same day Mr. Joe DeProspero, 44, assumed the responsibilities of Chief Financial Officer on an interim basis. Mr. DeProspero is the Company’s Vice President of Finance having served in the position since May 2010 and was previously the Company’s Assistant Vice President of Finance from 2006 to 2010. From 2005 to 2006, he served as Director of Financial Planning & Analysis for Arby’s Restaurant Group, and from 2001 to 2005, he served as Director of Financial Analysis, with Carlson Restaurants Worldwide, Inc. For his service as Chief Financial Officer on an interim basis, Mr. DeProspero will be eligible to earn additional cash bonuses.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Joe DeProspero, interim Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joe DeProspero, interim Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: September 14, 2018	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Chief Executive Officer

Date: September 14, 2018	By:	/s/ Joe DeProspero
Joe DeProspero
Interim Chief Financial Officer