Form 10-Q
period 2018-11-04
Dave & Buster's Entertainment, Inc.
filed 2018-12-11
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 4, 2018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 4, 2018, there were 38,643,826 shares of the Issuer’s common stock outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED NOVEMBER 4, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	November 4, 2018	February 4, 2018
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,717	$18,795
Inventories	27,730	27,560
Prepaid expenses	20,488	19,052
Income taxes receivable	2,927	4,867
Other current assets	31,329	24,633

Total current assets	102,191	94,907
Property and equipment (net of $552,563 and $474,330 accumulated depreciation as of November 4, 2018 and February 4, 2018, respectively)	800,724	726,455
Deferred tax assets	6,917	7,789
Tradenames	79,000	79,000
Goodwill	272,625	272,566
Other assets and deferred charges	16,807	16,313

Total assets	$1,278,264	$1,197,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,000	$15,000
Accounts payable	59,665	54,627
Accrued liabilities	149,603	135,161
Income taxes payable	4,118	3,037

Total current liabilities	228,386	207,825
Deferred income taxes	17,408	10,213
Deferred occupancy costs	215,967	184,994
Other liabilities	23,028	21,103
Long-term debt, net	368,164	351,249
Commitments and contingencies
Stockholders’ equity:

Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 43,137,976 shares at November 4, 2018 and 42,660,806 shares at February 4, 2018; outstanding: 38,791,237 shares at November 4, 2018 and 40,102,085 shares at February 4, 2018	431	427

Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	329,394	320,488
Treasury stock, 4,346,739 and 2,558,721 shares as of November 4, 2018 and February 4, 2018, respectively	(234,081)	(147,331)
Accumulated other comprehensive loss	(687)	(249)
Retained earnings	330,254	248,311

Total stockholders’ equity	425,311	421,646

Total liabilities and stockholders’ equity	$1,278,264	$1,197,030

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended November 4, 2018	Thirteen Weeks Ended October 29, 2017
Food and beverage revenues	$118,807	$107,690
Amusement and other revenues	163,332	142,289

Total revenues	282,139	249,979
Cost of food and beverage	31,163	28,387
Cost of amusement and other	17,571	16,220

Total cost of products	48,734	44,607
Operating payroll and benefits	71,309	57,967
Other store operating expenses	96,267	82,766
General and administrative expenses	15,043	13,432
Depreciation and amortization expense	30,574	25,672
Pre-opening costs	4,740	5,609

Total operating costs	266,667	230,053

Operating income	15,472	19,926
Interest expense, net	3,321	2,156
Loss on debt refinancing	—	718

Income before provision for income taxes	12,151	17,052
Provision for income taxes	295	4,895

Net income	11,856	12,157

Unrealized foreign currency translation loss	(76)	(225)

Total comprehensive income	$11,780	$11,932

Net income per share:
Basic	$0.30	$0.30
Diluted	$0.30	$0.29
Weighted average shares used in per share calculations:
Basic	38,892,288	41,077,206
Diluted	39,855,648	42,250,611
Cash dividends declared per share	$0.15	$—

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirty-Nine Weeks Ended November 4, 2018	Thirty-Nine Weeks Ended October 29, 2017
Food and beverage revenues	$388,804	$356,190
Amusement and other revenues	544,713	478,688

Total revenues	933,517	834,878
Cost of food and beverage	101,181	91,562
Cost of amusement and other	60,248	50,481

Total cost of products	161,429	142,043
Operating payroll and benefits	217,939	187,610
Other store operating expenses	284,432	247,663
General and administrative expenses	45,461	45,172
Depreciation and amortization expense	87,129	74,447
Pre-opening costs	17,121	14,626

Total operating costs	813,511	711,561

Operating income	120,006	123,317
Interest expense, net	9,406	6,073
Loss on debt refinancing	—	718

Income before provision for income taxes	110,600	116,526
Provision for income taxes	22,815	31,217

Net income	87,785	85,309

Unrealized foreign currency translation gain (loss)	(438)	203

Total comprehensive income	$87,347	$85,512

Net income per share:
Basic	$2.23	$2.05
Diluted	$2.18	$1.99
Weighted average shares used in per share calculations:
Basic	39,314,271	41,521,802
Diluted	40,257,231	42,888,659
Cash dividends declared per share	$0.15	$—

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

						Accumulated
				Treasury Stock		Other
	Common Stock		Paid-In	At Cost		Comprehensive	Retained
	Shares	Amt.	Capital	Shares	Amt.	Loss	Earnings	Total
Balance February 4, 2018 (audited)	42,660,806	$427	$320,488	2,558,721	$(147,331)	$(249)	$248,311	$421,646
Net income	—	—	—	—	—	—	87,785	87,785
Unrealized foreign currency translation loss	—	—	—	—	—	(438)	—	(438)
Share-based compensation	—	—	5,771	—	—	—	—	5,771
Issuance of common stock	477,170	4	3,135	—	—	—	—	3,139
Repurchase of common stock	—	—	—	1,788,018	(86,750)	—	—	(86,750)
Dividends declared ($0.15 per share)							(5,842)	(5,842)

Balance November 4, 2018 (unaudited)	43,137,976	$431	$329,394	4,346,739	$(234,081)	$(687)	$330,254	$425,311

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Thirty-Nine Weeks Ended November 4, 2018	Thirty-Nine Weeks Ended October 29, 2017
Cash flows from operating activities:
Net income	$87,785	$85,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	87,129	74,447
Deferred taxes	8,067	(2,217)
Loss on debt refinancing	—	718
Loss on disposal of fixed assets	813	1,205
Share-based compensation	5,771	7,006
Other, net	847	1,034
Changes in assets and liabilities:
Inventories	(170)	(4,247)
Prepaid expenses	(1,436)	(2,393)
Income tax receivable	1,940	4,290
Other current assets	(6,610)	(6,647)
Other assets and deferred charges	(1,020)	(119)
Accounts payable	5,512	2,007
Accrued liabilities	14,260	17,088
Income taxes payable	1,081	(2,296)
Deferred occupancy costs	31,155	23,249
Other liabilities	1,876	2,629

Net cash provided by operating activities	237,000	201,063

Cash flows from investing activities:
Capital expenditures	(163,745)	(150,278)
Proceeds from sales of property and equipment	263	52
Proceeds from insurance	107	—
Collections of notes receivable	—	3,200

Net cash used in investing activities	(163,375)	(147,026)

Cash flows from financing activities:
Proceeds from debt	191,000	431,000
Payments of debt	(174,250)	(379,750)
Payment of debt issuance costs	—	(2,910)
Proceeds from the exercise of stock options	3,139	1,144
Proceeds from issuance of treasury stock	—	1,642
Repurchase of common stock under share repurchase program	(86,077)	(109,988)
Dividends paid	(5,842)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(673)	—

Net cash used in financing activities	(72,703)	(58,862)

Increase (decrease) in cash and cash equivalents	922	(4,825)
Beginning cash and cash equivalents	18,795	20,083

Ending cash and cash equivalents	$19,717	$15,258

Supplemental disclosures of cash flow information:
Increase (decrease) in fixed asset accounts payable	$(474)	$5,159
Cash paid for income taxes, net	$11,661	$31,439
Cash paid for interest, net	$8,853	$5,319

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation— Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refer to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. As of November 4, 2018, we owned and operated 118 stores located in 38 states, Puerto Rico and one Canadian province.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the thirteen and thirty-nine weeks ended November 4, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending February 3, 2019. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended February 4, 2018, included in our Annual Report on Form 10-K as filed with the SEC.

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. Fiscal 2018 and 2017, which end on February 3, 2019 and February 4, 2018, contain 52 and 53 weeks, respectively.

Cash and cash equivalents— We consider transaction settlements in process from credit card companies and all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts of $7,047 and $3,416 are presented in “Accounts payable” in the Consolidated Balance Sheets as of November 4, 2018 and February 4, 2018, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows. As of November 4, 2018, the Company had no restricted cash.

Other current assets— Other current assets includes construction allowance receivables of $19,875 and $14,941 as of November 4, 2018 and February 4, 2018, respectively, related to our new store openings. We consider the concentration of credit risk for tenant improvement allowance receivables from landlords to be minimal due to the payment histories and general financial condition of our landlords.

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

Non-financial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include such items as property and equipment, goodwill, tradenames and other assets. These assets are measured at fair value when they were evaluated for impairment. During the thirty-nine weeks ended November 4, 2018, there were no impairments recognized.

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

Food and beverage revenues are recognized when payment is tendered at the point of sale. Amusement revenues are primarily recognized upon utilization of game play credits on Power Cards purchased and used by customers to activate most of the video and redemption games. We have recognized a liability for the estimated amount of unused game play credits which we believe our customers will utilize in the future based on credits remaining on Power Cards, historic utilization patterns and revenue per game play credit sold. Total deferred amusement revenue is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the thirteen and thirty-nine weeks ended November 4, 2018, we recognized revenue of approximately $2,200 and $16,800, respectively, related to the amount in deferred amusement revenue as of the end of fiscal 2017.

Proceeds from the sale of gift cards are deferred and recognized as revenue when the holder redeems the card or its likelihood of redemption becomes remote (“breakage”) and the Company determines that there is not a legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. Recognized gift card breakage revenue is included in “Amusements and other revenues” in the Consolidated Statements of Comprehensive Income. Total deferred revenue related to our gift cards is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the thirteen and thirty-nine weeks ended November 4, 2018, we recognized revenue of approximately $800 and $3,500, respectively, related to the amount in deferred revenue as of the end of fiscal 2017, of which approximately $240 and $630 was gift card breakage revenue.

Stockholders’ equity— Our Board of Directors has approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. The Company has a total share repurchase authorization of $400,000 which expires at the end of fiscal 2020. During the thirteen and thirty-nine weeks ended November 4, 2018, the Company purchased 436,706 and 1,771,767 shares of common stock at an average cost of $57.24 and $48.58 per share, respectively. Since the inception of the repurchase program, the Company has purchased 4,975,139 shares of common stock at an average cost of $53.63 per share. As of November 4, 2018, we have approximately $133,186 of share repurchase authorization remaining under the current plan.

In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the thirty-nine weeks ended November 4, 2018, we withheld 16,251 shares of common stock to satisfy $673 of employees’ tax obligations.

During the third quarter of fiscal 2018, we declared and paid dividends of $5,842 to common stock shareholders.

Recent accounting pronouncements— In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). The new guidance requires the recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued an alternative method that permits application of the new guidance at the beginning of the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. The guidance will be effective for us at the beginning of our first quarter of fiscal 2019, using the new transition method, with optional practical expedients. We are currently evaluating the impact of the updated guidance on our consolidated financial statements, and we expect the adoption of this guidance will likely have an insignificant impact on our Consolidated Statements of Comprehensive Income and will result in a material increase in the assets and liabilities on our Consolidated Balance Sheets. As of November 4, 2018, the Company had an estimated $1,756,886 in undiscounted future minimum lease commitments. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We are substantially complete with our preliminary assessment of the impact of the new standard on equipment leases and do not believe they will have a material impact on our consolidated financial statements. Additionally, we have reviewed most of our current facility leases and extracted the relevant data needed to apply the new guidance. We continue to evaluate the impact of the new standard on our facility leases, and we plan to take advantage of the transition package of practical expedients permitted within the new standard, which will allow us to carry forward the historical lease classification, to not reassess whether any existing contracts are or contain leases and to not reassess initial direct costs for any existing leases. We also plan to make policy elections not to apply the balance sheet recognition requirements for qualifying short-term leases and not to separate non-lease components from lease components, as applicable, to our facility leases. We are currently assessing whether to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Recognition of a lease liability related to operating leases will not impact any covenants related to the Company’s long-term debt because the debt agreements specify that covenant ratios be calculated using GAAP in effect at the time the debt agreements were entered into.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update is effective in fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted, including adoption in any interim period. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect the adoption will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements for fair value measurements. The update is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this new standard on our consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of change in each caption of stockholders’ equity presented in the consolidated balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rules are effective for all filings made on or after November 5, 2018, with the option for filer’s first presentation of the changes in shareholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company anticipates its first presentation of the expanded disclosure requirements of the changes in stockholders’ equity in its Form 10-Q for the first quarter of fiscal year 2019.

The adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash and ASU 2016-15, Statement of Cash Flows (Topic 230) during the current fiscal year did not have an impact on our consolidated financial statements.

Note 2: Accrued Liabilities

Accrued liabilities consist of the following as of:

	November 4, 2018	February 4, 2018
Deferred amusement revenue	$40,840	$33,806
Amusement redemption liability	19,581	18,041
Compensation and benefits	19,212	19,959
Rent	18,172	16,478
Property taxes	9,041	6,054
Customer deposits	7,981	3,250
Deferred gift card revenue	6,751	7,583
Current portion of long-term insurance	4,600	4,600
Utilities	3,936	3,554
Sales and use taxes	3,775	5,191
Inventory liabilities	3,706	4,336
Other (refer to Note 4)	12,008	12,309

Total accrued liabilities	$149,603	$135,161

Note 3: Debt

Long-term debt consists of the following as of:

	November 4, 2018	February 4, 2018
Credit facility - term	$285,000	$296,250
Credit facility - revolver	99,000	71,000

Total debt outstanding	384,000	367,250
Less:
Current installments - term	(15,000)	(15,000)
Debt issuance costs - term	(836)	(1,001)

Long-term debt, net	$368,164	$351,249

On August 17, 2017, we entered into a senior secured credit facility that provides a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. The $500,000 revolving credit facility includes a $35,000 letter of credit sub-facility and a $15,000 swing loan sub-facility. The revolving credit facility is available to provide financing for general purposes. Principal payments on the term loan facility are $3,750 per quarter through maturity, when the remaining balance is due. Our current credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of November 4, 2018, we had letters of credit outstanding of $5,047 and $395,953 of borrowing available under our credit facility.

The interest rates per annum applicable to loans, other than swing loans, under our existing credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swing loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.25% to 2.00% for the term loans and the revolving loans. The stated weighted average interest rate at November 4, 2018 was 3.55%. The year-to-date weighted average effective interest rate was 3.77%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our credit facility contains restrictive covenants that, among other things, place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our credit facility requires us to maintain certain financial ratio covenants. As of November 4, 2018, we were in compliance with our restrictive and financial ratio covenants.

Interest expense, net — The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks Ended November 4, 2018	Thirteen Weeks Ended October 29, 2017
Interest expense on credit facilities	$3,358	$2,252
Amortization of issuance cost	198	195
Interest income	(27)	(31)
Capitalized interest	(192)	(250)
Change in fair value of interest rate cap	(16)	(10)

Total interest expense, net	$3,321	$2,156

	Thirty-nine Weeks Ended November 4, 2018	Thirty-nine Weeks Ended October 29, 2017
Interest expense on credit facility	$9,637	$5,959
Amortization of issuance cost	594	528
Interest income	(83)	(166)
Capitalized interest	(720)	(507)
Change in fair value of interest rate cap	(22)	259

Total interest expense, net	$9,406	$6,073

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

On June 30, 2017, we agreed to settle litigation related to alleged violations of the Employee Retirement Income Security Act. The settlement agreement was preliminarily approved by the court on December 7, 2018, and the court has set a hearing concerning final approval for May 9, 2019. The settlement agreement is subject to court approval. To cover the estimated net costs of settlement, including estimated payment to any opt-in members and class attorneys, as well as related settlement administration costs, we recorded a net charge of $2,550 (representing $7,500 of gross settlement costs less $4,950 of insurance recoveries) during the thirteen-week period ended July 30, 2017. The charge was recorded in general and administrative expenses in our Consolidated Statements of Comprehensive Income. No additional settlement liabilities or recoveries related to this litigation were recorded in the thirty-nine week period ended November 4, 2018. The actual amount of any settlement payment could vary from our estimate and will be subject to many factors including approval by the court, the claims process and other matters typically associated with the settlement of litigation.

During the third quarter of fiscal 2017, three major hurricanes made landfall impacting areas where we operate our stores, which negatively impacted store revenues. During the first quarter and third quarter of fiscal 2018, we recognized business interruption insurance recoveries of approximately $500 and $2,195, respectively, related to the events, which are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income. During the third quarter of fiscal 2018, we also recognized property insurance recoveries of approximately $540, related to the events, which resulted in a net gain on disposal of fixed assets of approximately $180, which is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income. At November 4, 2018, “Other current assets” in our Consolidated Balance Sheets, includes a receivable from our insurance provider of approximately $2,625, which was collected subsequent to the end of our third quarter.

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional contingent rentals based on revenues.

The following table sets forth our lease commitments as of November 4, 2018:

1 year or less	$119,033
2 years	116,267
3 years	110,815
4 years	102,380
5 years	99,393
Thereafter	1,208,998

Total future payments	$1,756,886

As of November 4, 2018, we have signed operating lease agreements for eleven future sites which are expected to open in the fourth quarter of fiscal 2018 and early fiscal 2019. The landlord has fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of November 4, 2018, we have signed twelve additional operating lease agreements for future sites. Our commitments under these agreements are contingent upon, among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

During the third quarter of fiscal 2018, we purchased land for a future site in Wichita, Kansas which is expected to open in fiscal 2019. The purchase price of $2,444 in included in property and equipment.

Note 5: Income Taxes

The effective income tax rate for the thirty-nine weeks ended November 4, 2018 was 20.6%, compared to 26.8% for the thirty-nine weeks ended October 29, 2017. This decrease in the effective tax rate primarily reflects a lower U.S. federal corporate tax rate established by the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017, offset by a lower excess tax benefit associated with share-based compensation. Other differences from the statutory rate are due to the FICA tip credits, state income taxes and the impact of certain income and expense items which are not recognized for income tax purposes.

We believe we have properly estimated our federal and state income tax liabilities for the impacts of the Tax Act, and our accounting for the income tax effects of the Tax Act related to the deferred tax rate change, the effects on executive compensation has been completed and utilization of bonus depreciation. However, given the amount and complexity of the changes in tax law resulting from the Tax Act, including technical amendments and interpretations of regulations by the Department of Treasury and Internal Revenue Service, we may make further refinements to our calculations considering technical guidance that may be published and will record those adjustments in the period the guidance is issued. As of November 4, 2018, we have not changed the provisional estimates recognized in fiscal 2017.

Note 6: Earnings per share

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested), unvested time-based restricted stock units (RSU’s) and unvested performance RSU’s to the extent performance measures were attained as of the end of the reporting period, calculated using the treasury-stock method. Potential dilutive shares are excluded from the computation of earnings per share (“EPS”) if their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. The weighted average anti-dilutive options excluded from the calculation of common equivalent shares were 11,222 and 60,154 in the thirteen and thirty-nine weeks ended November 4, 2018.

The following table sets forth the computation of EPS, basic and diluted for the periods indicated:

	Thirteen Weeks Ended November 4, 2018	Thirteen Weeks Ended October 29, 2017
Numerator:
Net income	$11,856	$12,157
Denominator:
Weighted average number of common shares outstanding (basic)	38,892,288	41,077,206
Weighted average dilutive impact of equity-based awards	963,360	1,173,405
Weighted average number of common and common equivalent shares outstanding (diluted)	39,855,648	42,250,611
Net income per share:
Basic	$0.30	$0.30
Diluted	$0.30	$0.29

	Thirty-nine Weeks Ended November 4, 2018	Thirty-nine Weeks Ended October 29, 2017
Numerator:
Net income	$87,785	$85,309
Denominator:
Weighted average number of common shares outstanding (basic)	39,314,271	41,521,802
Weighted average dilutive impact of equity-based awards	942,960	1,366,857
Weighted average number of common and common equivalent shares outstanding (diluted)	40,257,231	42,888,659
Net income per share:
Basic	$2.23	$2.05
Diluted	$2.18	$1.99

Note 7: Share-Based Compensation

Compensation expense related to stock options, time-based and performance-based RSU’s and restricted stock are included in general and administrative expenses and were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 4, 2018	October 29, 2017	November 4, 2018	October 29, 2017
Stock options	$631	1,584	$2,649	4,240
RSU’s and restricted stock	1,126	973	3,122	2,766

Total share-based compensation expense	$1,757	$2,557	$5,771	$7,006

Transactions related to stock option awards during the thirty-nine weeks ended November 4, 2018 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at February 4, 2018	1,001,403	$32.55	709,979	$5.88
Granted	205,646	41.65	—	—
Exercised	(55,611)	27.94	(305,997)	5.18
Forfeited	(15,030)	46.31	(4,498)	9.34

Outstanding at November 4, 2018	1,136,408	$34.24	399,484	$6.37

Exercisable at November 4, 2018	745,267	$27.97	399,484	$6.37

The total intrinsic value of options exercised during the thirty-nine weeks ended November 4, 2018 was $10,667. The unrecognized expense related to our stock option plan totaled approximately $2,332 as of November 4, 2018 and will be expensed over a weighted average period of 2.2 years.

Transactions related to time-based and performance-based RSU’s and restricted stock during the thirty-nine weeks ended November 4, 2018 were as follows:

	Shares	Weighted Average Fair Value
Outstanding at February 4, 2018	184,541	$44.96
Granted	112,574	46.50
Change in units based on performance	50,452	31.72
Vested	(115,562)	35.26
Forfeited	(10,405)	45.04

Outstanding at November 4, 2018	221,600	$47.78

Fair value of our time-based and performance-based RSU’s and restricted stock is based on our closing stock price on the date of grant. The unrecognized expense related to our time-based and performance-based RSU’s and unvested restricted stock was $6,554 as of November 4, 2018 and will be expensed over a weighted average period of 2.5 years.

During the thirty-nine weeks ended November 4, 2018 and October 29, 2017, excess tax benefits of $4,555 and $11,419, respectively, were recognized as a benefit in the “Provision for income taxes” in the Consolidated Statement of Comprehensive Income and classified as a source in operating activities in the Consolidated Statement of Cash Flows.

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

We intend for new store expansion to be a key growth driver. Our long-term plan is to open new stores at an annual rate of at least 10% of our existing stores. During the first thirty-nine weeks of fiscal 2018, the Company opened twelve new stores, compared to nine new store openings in the comparable 2017 period. As of November 4, 2018, there were 118 stores in the United States, Puerto Rico and Canada. We strive to increase comparable store sales by delivering compelling game content in our amusement products, enhancing food and beverage items and improving service to our customers. We utilize national cable advertising and digital media to build customer awareness and drive frequency across each of the “Eat, Drink, Play and Watch” components of our business. We currently anticipate opening fifteen new stores in fiscal 2018.

We believe that we are well positioned for growth with a corporate infrastructure and national marketing platform that can substantially support a larger store base than we currently have, and that we will continue to benefit from economies of scale as we expand.

For further information about our growth strategies and outlook, see the section entitled “Business – Our Growth Strategies” in our Annual Report on Form 10-K filed with the SEC.

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales. Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 86 stores as of November 4, 2018.

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between October 29, 2017 and November 4, 2018, we opened seventeen new stores, nine of which were in new markets.

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

Presentation of Operating Results

We operate on a 52 or 53 week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53 week year when the fourth quarter has 14 weeks. All references to the third quarter of 2018 relate to the 13 week period ended November 4, 2018. All references to the third quarter of 2017 relate to the 13 week period ended October 29, 2017. Fiscal 2018 and fiscal 2017 consist of 52 and 53 weeks, respectively. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

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

Thirteen Weeks Ended November 4, 2018 Compared to Thirteen Weeks Ended October 29, 2017

Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks Ended November 4, 2018		Thirteen Weeks Ended October 29, 2017
Food and beverage revenues	$118,807	42.1%	$107,690	43.1%
Amusement and other revenues	163,332	57.9	142,289	56.9

Total revenues	282,139	100.0	249,979	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	31,163	26.2	28,387	26.4
Cost of amusement and other (as a percentage of amusement and other revenues)	17,571	10.8	16,220	11.4

Total cost of products	48,734	17.3	44,607	17.8
Operating payroll and benefits	71,309	25.3	57,967	23.2
Other store operating expenses	96,267	34.1	82,766	33.1
General and administrative expenses	15,043	5.3	13,432	5.4
Depreciation and amortization expense	30,574	10.8	25,672	10.3
Pre-opening costs	4,740	1.7	5,609	2.2

Total operating costs	266,667	94.5	230,053	92.0

Operating income	15,472	5.5	19,926	8.0
Interest expense, net	3,321	1.2	2,156	0.9
Loss on debt refinancing	—	—	718	0.3

Income before provision for income taxes	12,151	4.3	17,052	6.8
Provision for income taxes	295	0.1	4,895	1.9

Net income	$11,856	4.2%	$12,157	4.9%

Change in comparable store sales (1)		(1.3)%		(1.3)%
Company-owned stores open at end of period		118		101
Comparable stores open at end of period		86		76

(1)

The change in comparable store sales in fiscal 2018 has been calculated by shifting forward our 2017 fiscal year comparable store sales results by one week, to account for the fact that our 2017 fiscal year consisted of 53 weeks.

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended November 4, 2018		Thirteen Weeks Ended October 29, 2017
Net income	$11,856	4.2%	$12,157	4.9%
Interest expense, net	3,321		2,156
Loss on debt refinancing	—		718
Provision for income taxes	295		4,895
Depreciation and amortization expense	30,574		25,672

EBITDA	46,046	16.3%	45,598	18.2%
Loss on asset disposal	120		321
Share-based compensation	1,757		2,557
Pre-opening costs	4,740		5,609
Other costs (1)	6		46

Adjusted EBITDA	$52,669	18.7%	$54,131	21.7%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

Store Operating Income Before Depreciation and Amortization

The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended November 4, 2018		Thirteen Weeks Ended October 29, 2017
Operating income	$15,472	5.5%	$19,926	8.0%
General and administrative expenses	15,043		13,432
Depreciation and amortization expense	30,574		25,672
Pre-opening costs	4,740		5,609

Store Operating Income Before Depreciation and Amortization	$65,829	23.3%	$64,639	25.9%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Total capital additions do not include any reductions for accrual-based tenant improvement allowances or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Thirteen Weeks Ended November 4, 2018	Thirteen Weeks Ended October 29, 2017
New store and operating initiatives	$43,431	$53,994
Games	6,897	2,229
Maintenance capital	5,149	4,912

Total capital additions	$55,477	$61,135

Payments from landlords	$2,552	$2,618

Results of Operations

Revenues

Total revenues increased $32,160, or 12.9%, to $282,139 in the third quarter of fiscal 2018 compared to total revenues of $249,979 in the third quarter of fiscal 2017. For the thirteen weeks ended November 4, 2018, we derived 28.3% of our total revenue from food sales, 13.8% from beverage sales, 57.1% from amusement sales and 0.8% from other sources. For the thirteen weeks ended October 29, 2017, we derived 29.1% of our total revenue from food sales, 14.0% from beverage sales, 56.1% from amusement sales and 0.8% from other sources.

As a result of the 53 week year in fiscal 2017, our 2018 fiscal year began one week later than our 2017 fiscal year. The comparable store revenue discussion presented below has been prepared by shifting forward our 2017 fiscal year results by one week, in order to provide more useful information to users to better analyze our business. We have estimated that the one week shift would result in total revenues for the comparable 2017 period being $5,494 lower than the total revenues reported in the thirteen week period ended October 29, 2017. We have estimated that 2017 comparable store sales would be $5,011 lower and that 2017 non-comparable stores and other sales would have been $483 lower.

The net increase in revenues for the third quarter of fiscal 2018 compared to the reported third quarter of 2017 were from the following sources:

Comparable stores	$(2,723)
Comparable stores - shift in week impact	(5,011)
Non-comparable stores	43,148
Non-comparable stores - shift in week impact	(444)
Other (including a decrease of $39 due to the shift in week impact)	(2,810)

Total	$32,160

Comparable store revenue decreased $2,723, or 1.3%, in the third quarter of fiscal 2018 compared to the comparable thirteen weeks of fiscal 2017. Comparable store revenue compared to prior year was negatively impacted by increased competitive pressure and sales transfers to new stores that we opened in markets where we operate, partially offset by the absence of catastrophic events similar to those which occurred in the third quarter of fiscal 2017. Comparable walk-in revenues, which accounted for 91.2% of comparable store revenue for the third quarter of fiscal 2018, decreased $1,352, or 0.7% compared to the similar period in fiscal 2017. Comparable store special events revenues, which accounted for 8.8% of comparable store revenue for the second quarter of fiscal 2018, decreased $1,371, or 6.9% compared to the comparable period in fiscal 2017.

Food sales at comparable stores decreased by $3,094, or 5.0%, to $58,670 in the third quarter of fiscal 2018 from $61,764 in the comparable period in fiscal 2017. Beverage sales at comparable stores decreased by $1,479, or 4.9%, to $28,755 in the third quarter of fiscal 2018 from $30,234 in the 2017 comparison period. The decrease in food and beverage unit sales at comparable stores was partially offset by an overall increase in menu prices. Comparable store amusement and other revenues in the third quarter of fiscal 2018 increased by $1,850, or 1.5%, to $121,343 from $119,493 in the comparable 13 weeks of fiscal 2017.

Non-comparable store revenue increased $42,704, for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. The increase in non-comparable store revenue was primarily driven by 221 additional operating store weeks contributed by our thirty-two non-comparable stores, seventeen of which opened subsequent to the third quarter of fiscal 2017.

The decrease in revenue attributable to other non-comparable sources is primarily driven by additional deferral of amusement revenue during the period.

Cost of products

The total cost of products was $48,734 for the third quarter of fiscal 2018 and $44,607 for the third quarter of fiscal 2017. The total cost of products as a percentage of total revenues was 17.3% and 17.8% for the third quarter of fiscal 2018 and fiscal 2017, respectively.

Cost of food and beverage products increased to $31,163 in the third quarter of fiscal 2018 compared to $28,387 for the third quarter of fiscal 2017 due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased 20 basis points to 26.2% for the third quarter of fiscal 2018 from 26.4% for the third quarter of fiscal 2017. Increases in food and beverage prices and the favorable impact of fewer weeks featuring our “All You Can Eat” wings promotions compared to fiscal 2017, were partially offset by higher meat costs resulting from our upgraded burger product coupled with the impact of our larger non-comparable store group.

Cost of amusement and other increased to $17,571 in the third quarter of fiscal 2018 compared to $16,220 in the third quarter of fiscal 2017. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 60 basis points to 10.8% for the third quarter of fiscal 2018 from 11.4% for the third quarter of fiscal 2017. The decrease in cost of amusement and other as a percentage of revenue was due, in part, to lower expense associated with our estimated amusement redemption liabilities and a slight shift in game play to non-redemption games including our new proprietary virtual reality platform which launched in the second quarter of fiscal 2018.

Operating payroll and benefits

Total operating payroll and benefits increased by $13,342, or 23.0%, to $71,309 in the third quarter of fiscal 2018 compared to $57,967 in the third quarter of fiscal 2017. This increase was primarily due to labor associated with the additional operating store weeks of our non-comparable stores. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 210 basis points to 25.3% in the third quarter of fiscal 2018 compared to 23.2% for the third quarter of fiscal 2017. This increase was due to a hourly wage rate increase of approximately 5%, incremental amusements labor related to our new proprietary virtual reality platform, payroll related benefits and taxes which increased 40 basis points and unfavorable leverage on decreased comparable store sales.

Other store operating expenses

Other store operating expenses increased by $13,501, or 16.3%, to $96,267 in the third quarter of fiscal 2018 compared to $82,766 in the third quarter of fiscal 2017, primarily due to new store openings. Other store operating expenses as a percentage of total revenues increased 100 basis points to 34.1% in the third quarter of fiscal 2018 compared to 33.1% in the third quarter of fiscal 2017. This increase was due primarily to higher occupancy costs associated with our non-comparable stores, unfavorable leverage of our occupancy costs on decreased comparable store sales and higher repairs and maintenance expenses associated with our comparable stores partially offset by $2,195 of business interruption insurance recoveries recognized during the third quarter of fiscal 2018.

General and administrative expenses

General and administrative expenses increased by $1,611, or 12.0%, to $15,043 in the third quarter of fiscal 2018 compared to $13,432 in the third quarter of fiscal 2017. The increase in general and administrative expenses was primarily driven by increased compensation and professional services costs at our corporate headquarters. General and administrative expenses, as a percentage of total revenues remained relatively unchanged at 5.3% in the third quarter of fiscal 2018 compared to 5.4% in the third quarter of fiscal 2017.

Depreciation and amortization expense

Depreciation and amortization expense increased by $4,902 or 19.1%, to $30,574 in the third quarter of fiscal 2018 compared to $25,672 in the third quarter of fiscal 2017. Increased depreciation due to our 2017 and 2018 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs decreased by $869 to $4,740 in the third quarter of fiscal 2018 compared to $5,609 in the third quarter of fiscal 2017 due primarily to the number and timing of new store openings and stores in development.

Interest expense, net

Interest expense, net increased by $1,165 to $3,321 in the third quarter of fiscal 2018 compared to $2,156 in the third quarter of fiscal 2017 due primarily to higher variable interest rates and an increase in average outstanding debt.

Loss on debt refinancing

In connection with the August 17, 2017 debt refinancing (see Note 3, Debt, of Notes to Unaudited Consolidated Financial Statements for further discussion), the Company recorded a charge of $718 during the third quarter of fiscal 2017.

Provision for income taxes

The effective income tax rate decreased to 2.4% in the third quarter of fiscal 2018 compared to 28.7% in the third quarter of fiscal 2017. The decrease reflects a higher excess tax benefit associated with share-based compensation and the lower U.S. federal corporate tax rate established by the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017. Other differences from the statutory rate are due to the FICA tip credits, state income taxes and the impact of certain income and expense items which are not recognized for income tax purposes.

Thirty-nine Weeks Ended November 4, 2018 Compared to Thirty-nine Weeks Ended October 29, 2017

Results of operations — The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the unaudited accompanying consolidated statements of comprehensive income.

	Thirty-nine Weeks Ended November 4, 2018		Thirty-nine Weeks Ended October 29, 2017
Food and beverage revenues	$388,804	41.6%	$356,190	42.7%
Amusement and other revenues	544,713	58.4	478,688	57.3

Total revenues	933,517	100.0	834,878	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	101,181	26.0	91,562	25.7
Cost of amusement and other (as a percentage of amusement and other revenues)	60,248	11.1	50,481	10.5

Total cost of products	161,429	17.3	142,043	17.0
Operating payroll and benefits	217,939	23.3	187,610	22.5
Other store operating expenses	284,432	30.5	247,663	29.6
General and administrative expenses	45,461	4.9	45,172	5.4
Depreciation and amortization expense	87,129	9.3	74,447	8.9
Pre-opening costs	17,121	1.8	14,626	1.8

Total operating costs	813,511	87.1	711,561	85.2

Operating income	120,006	12.9	123,317	14.8
Interest expense, net	9,406	1.1	6,073	0.7
Loss on debt refinancing	—	—	718	0.1

Income before provision for income taxes	110,600	11.8	116,526	14.0
Provision for income taxes	22,815	2.4	31,217	3.8

Net income	$87,785	9.4%	$85,309	10.2%

Change in comparable store sales (1)		(3.0)%		0.8%
Company owned stores open at end of period		118		101
Comparable stores open at end of period		86		76

(1)

The change in comparable store sales in fiscal 2018 has been calculated by shifting forward our 2017 fiscal year comparable store sales results by one week, to account for the fact that our 2017 fiscal year consisted of 53 weeks.

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirty-nine Weeks Ended November 4, 2018		Thirty-nine Weeks Ended October 29, 2017
Net income	$87,785	9.4%	$85,309	10.2%
Interest expense, net	9,406		6,073
Loss on debt refinancing	—		718
Provision for income taxes	22,815		31,217
Depreciation and amortization expense	87,129		74,447

EBITDA	207,135	22.2%	197,764	23.7%
Loss on asset disposal	813		1,205
Share-based compensation	5,771		7,006
Pre-opening costs	17,121		14,626
Other costs (1)	127		(329)

Adjusted EBITDA	$230,967	24.7%	$220,272	26.4%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

Store Operating Income Before Depreciation and Amortization

The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirty-nine Weeks Ended November 4, 2018		Thirty-nine Weeks Ended October 29, 2017
Operating income	$120,006	12.9%	$123,317	14.8%
General and administrative expenses	45,461		45,172
Depreciation and amortization expense	87,129		74,447
Pre-opening costs	17,121		14,626

Store Operating Income Before Depreciation and Amortization	$269,717	28.9%	$257,562	30.9%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Total capital additions do not include any reductions for Payments from landlords.

	Thirty-nine Weeks Ended November 4, 2018	Thirty-nine Weeks Ended October 29, 2017
New store and operating initiatives	$121,895	$134,468
Games	25,501	10,521
Maintenance capital	15,875	10,448

Total capital additions	$163,271	$155,437

Payments from landlords	$33,097	$24,292

Results of Operations

Revenues

Total revenues increased $98,639, or 11.8%, to $933,517 in the thirty-nine week period ended November 4, 2018 compared to total revenues of $834,878 in the thirty-nine week period ended October 29, 2017. For the thirty-nine weeks ended November 4, 2018, we derived 28.5% of our total revenue from food sales, 13.1% from beverage sales, 57.7% from amusement sales and 0.7% from other sources. For the thirty-nine weeks ended October 29, 2017, we derived 29.1% of our total revenue from food sales, 13.6% from beverage sales, 56.6% from amusement sales and 0.7% from other sources.

As a result of the 53 week year in fiscal 2017, our 2018 fiscal year began one week later than our 2017 fiscal year. The comparable store revenue discussion presented below has been prepared by shifting forward our 2017 fiscal year results by one week, in order to provide more useful information to investors to better analyze our business. We have estimated that the one week shift would result in total revenues for the comparable 2017 period being $1,206 lower than the total revenues reported in the thirty-nine week period ended October 29, 2017. We have estimated that 2017 comparable store sales would be $2,060 lower and that 2017 non-comparable stores and other sales would have been $854 higher.

The net increase in revenues for the thirty-nine weeks ended November 4, 2018 compared to the reported thirty-nine week period ended October 29, 2017 were from the following sources:

Comparable stores	$(22,114)
Comparable stores - shift in week impact	(2,060)
Non-comparable stores	126,713
Non-comparable stores - shift in week impact	887
Other (including a decrease of $33 due to the shift in week impact)	(4,787)

Total	$98,639

Comparable store revenue decreased $22,114, or 3.0%, in the thirty-nine weeks ended November 4, 2018 compared to the comparable thirty-nine weeks of fiscal 2017. Comparable store revenue compared to prior year was, in part, negatively impacted by increased competitive pressure and sales transfers to new stores that we opened in markets where we operate. Comparable walk-in revenues, which accounted for 91.3% of comparable store revenue for the thirty-nine weeks ended November 4, 2018, decreased $19,385, or 2.9% compared to the similar period in fiscal 2017. Comparable store special events revenues, which accounted for 8.7% of comparable store revenue for the thirty-nine weeks ended November 4, 2018, decreased $2,729, or 4.2% compared to the comparable period in fiscal 2017.

Food sales at comparable stores decreased by $10,726, or 5.1%, to $201,442 in the thirty-nine weeks ended November 4, 2018 from $212,168 in the comparable period in fiscal 2017. Beverage sales at comparable stores decreased by $5,165, or 5.2%, to $93,224 in the thirty-nine weeks ended November 4, 2018 from $98,389 in the 2017 comparison period. The decrease in food and beverage unit sales at comparable stores was partially offset by an overall increase in menu prices. Comparable store amusement and other revenues in the thirty-nine weeks ended November 4, 2018 decreased by $6,223, or 1.5%, to $416,159 from $422,382 in the comparable thirty-nine weeks of fiscal 2017.

Non-comparable store revenue increased $127,600, for the thirty-nine week period ended November 4, 2018 compared to the thirty-nine week period ended October 29, 2017. The increase in non-comparable store revenue was primarily driven by 625 additional operating store weeks contributed by our thirty-two non-comparable stores, seventeen of which opened subsequent to the third quarter of fiscal 2017.

The decrease in revenue attributable to other non-comparable sources is primarily driven by additional deferral of amusement revenue during the period.

Cost of products

The total cost of products was $161,429 for the thirty-nine week period ended November 4, 2018 and $142,043 for the thirty-nine week period ended October 29, 2017. The total cost of products as a percentage of total revenues was 17.3% and 17.0% for the thirty-nine weeks ended November 4, 2018 and the thirty-nine week period ended October 29, 2017, respectively.

Cost of food and beverage products increased to $101,181 in the thirty-nine week period ended November 4, 2018 compared to $91,562 in the thirty-nine week period ended October 29, 2017 due primarily to the increased sales volume. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 30 basis points to 26.0% for the thirty-nine week period ended November 4, 2018 from 25.7% for the thirty-nine weeks ended October 29, 2017. The increase in cost of food and beverage as a percentage of revenue was driven by higher meat costs resulting from our upgraded burger product, higher commodity costs in our poultry and potato items as well as the impact of our larger non-comparable store group, partially offset by increases in food and beverage prices.

Cost of amusement and other increased to $60,248 in the thirty-nine week period ended November 4, 2018 compared to $50,481 in the thirty-nine week period ended October 29, 2017. The costs of amusement and other, as a percentage of amusement and other revenues increased 60 basis points to 11.1% for the thirty-nine weeks ended November 4, 2018 from 10.5% for the thirty-nine weeks ended October 29, 2017. This increase was due primarily to a $2,531, or 50 basis point, amusement cost reduction in the thirty-nine week period ended October 29, 2017, for the favorable settlement of a multi-year use tax audit by the state of Texas. This cost reduction represents the excess use tax on redemption items during the period from July 2011 through January 2017.

Operating payroll and benefits

Total operating payroll and benefits increased by $30,329, or 16.2%, to $217,939 in the thirty-nine week period ended November 4, 2018 compared to $187,610 in the thirty-nine week period ended October 29, 2017. This increase was primarily due to labor associated with additional operating store weeks of our non-comparable stores. The total cost of operating payroll and benefits, as a percent of total revenues, increased 80 basis points to 23.3% for the thirty-nine weeks ended November 4, 2018 from 22.5% in the thirty-nine weeks ended October 29, 2017. This increase was primarily due to an hourly wage rate increase of approximately 4%, incremental amusement labor related to our new proprietary virtual reality platform and unfavorable leverage on decreased comparable store sales.

Other store operating expenses

Other store operating expenses increased by $36,769, or 14.8%, to $284,432, in the thirty-nine week period ended November 4, 2018 compared to $247,663 in the thirty-nine week period ended October 29, 2017, primarily due to new store openings. Other store operating expenses, as a percentage of total revenues, increased 90 basis points to 30.5% in the thirty-nine weeks ended November 4, 2018 compared to 29.6% in the thirty-nine week period ended October 29, 2017. This increase was due primarily to unfavorable leverage of our occupancy costs on decreased comparable store sales and increased margin pressure on occupancy costs associated with our recent store openings.

General and administrative expenses

General and administrative expenses increased by $289, or 0.6%, to $45,461 in the thirty-nine week period ended November 4, 2018 compared to $45,172 in the thirty-nine week period ended October 29, 2017. Increases in labor and professional services costs were partially offset by the absence of a prior year $2,550 charge for litigation settlement costs and lower incremental compensation costs related to our share-based awards. General and administrative expenses, as a percentage of total revenues, decreased 50 basis points to 4.9% in the thirty-nine weeks ended November 4, 2018 compared to 5.4% in the thirty-nine week period ended October 29, 2017, for the same reasons above offset by favorable leverage on revenue increases.

Depreciation and amortization expense

Depreciation and amortization expense increased by $12,682, or 17.0%, to $87,129 in the thirty-nine week period ended November 4, 2018 compared to $74,447 in the thirty-nine week period ended October 29, 2017. Increased depreciation due to our 2017 and 2018 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs increased by $2,495 to $17,121 in the thirty-nine week period ended November 4, 2018 compared to $14,626 in the thirty-nine week period ended October 29, 2017 due primarily to the number and timing of new store openings and stores in development.

Interest expense, net

Interest expense, net increased by $3,333 to $9,406 in the thirty-nine week period ended November 4, 2018 compared to $6,073 in the thirty-nine week period ended October 29, 2017 due primarily to higher variable interest rates and an increase in average outstanding debt.

Loss on debt refinancing

In connection with the August 17, 2017 debt refinancing (see Note 3, Debt, of Notes to Unaudited Consolidated Financial Statements for further discussion), the Company recorded a charge of $718 during the third quarter of fiscal 2017.

Provision for income taxes

The effective income tax rate for the thirty-nine weeks ended November 4, 2018 was 20.6%, compared to 26.8% for the thirty-nine weeks ended October 29, 2017. This decrease in the effective tax rate primarily reflects a lower U.S. federal corporate tax rate established by the Tax Act, offset by a lower excess tax benefit associated with share-based compensation. Other differences from the statutory rate are due to the FICA tip credits, state income taxes and the impact of certain income and expense items which are not recognized for income tax purposes.

Liquidity and Capital Resources

Overview

We finance our activities through cash flow from operations and availability under our existing credit facility. As of November 4, 2018, we had cash and cash equivalents of $19,717, net working capital deficit of $126,195 and outstanding debt obligations of $384,000. We also had $395,953 in borrowing availability under our existing credit facility.

Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. The share repurchase program may be modified, suspended or discontinued at any time. As of November 4, 2018, we had approximately $133,186 remaining of a total $400,000 share repurchase authorization. The existing share repurchase program expires at the end of fiscal 2020. Our Board of Directors may authorize additional share repurchases or other capital allocation initiatives, including additional dividends, to return value to shareholders as allowable under our existing credit facility.

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

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Thirty-nine Weeks Ended November 4, 2018	Thirty-nine Weeks Ended October 29, 2017
Net cash provided by (used in):
Operating activities	$237,000	$201,063
Investing activities	(163,375)	(147,026)
Financing activities	(72,703)	(58,862)

Net cash provided by operating activities was $237,000 for the thirty-nine weeks ended November 4, 2018 compared to $201,063 for the thirty-nine weeks ended October 29, 2017. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales offset by decreased comparable store sales and lower operating margins.

Net cash used in investing activities was $163,375 for the thirty-nine weeks ended November 4, 2018 compared to $147,026 for the thirty-nine weeks ended October 29, 2017. Capital expenditures increased $13,467 to $163,745 (excluding the decrease in fixed asset accounts payable of $474) in the thirty-nine weeks ended November 4, 2018 from $150,278 in the thirty-nine weeks ended October 29, 2017. During the thirty-nine weeks ended November 4, 2018, the Company spent $121,584 ($88,487 net of payments from landlords) for new store construction and operating improvement initiatives, $25,411 for game refreshment and $16,750 for maintenance capital. During the thirty-nine weeks ended October 29, 2017, we spent $129,488 ($105,196 net of payments from landlords) for new store construction and operating improvement initiatives including major remodel projects on four existing stores, $11,024 for game refreshment and $9,766 for maintenance capital.

Net cash used in financing activities increased by $13,841 to $72,703 in the thirty-nine weeks ended November 4, 2018 compared to $58,862 for the thirty-nine weeks ended October 29, 2017. The increase in cash used in financing activities was primarily due to net borrowings of debt of approximately $16,750 in the thirty-nine weeks ended November 4, 2018 compared to net borrowings of approximately $51,250 in the thirty-nine weeks ended October 29, 2017 and the payment of dividends of $5,842 during the thirty-nine weeks ended October 29, 2017, offset by lower repurchases of common stock during the thirty-nine weeks ended November 4, 2018 compared to the thirty-nine weeks ended October 29, 2017.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and payments from landlords. We expect to spend between $229,000 and $239,000 ($179,000 to $189,000 net of payments from landlord) in capital additions during fiscal 2018. The fiscal 2018 additions are expected to include approximately $176,000 to $186,000 ($126,000 to $136,000 net of payments from landlords) for new store construction and operating improvement initiatives, $27,000 for game refreshment and $26,000 in maintenance capital. A portion of the 2018 new store spend is related to stores that will be under construction in 2018 but will not be open until 2019.

Contractual Obligations and Commercial Commitments

The following table sets forth our expected future annual contractual obligations and commercial commitments as of November 4, 2018:

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Credit Facility (1)	$384,000	$15,000	$30,000	$339,000	$—
Interest requirements (2)	48,479	13,528	25,446	9,505	—
Operating leases (3)	1,756,886	119,033	227,082	201,773	1,208,998

Total	$2,189,365	$147,561	$282,528	$550,278	$1,208,998

(1)

The Credit Facility includes a $300,000 term loan facility and $500,000 revolving credit facility. As of November 4, 2018, we had borrowings of $285,000 under the term loan facility and borrowings of $99,000 under the revolving credit facility.

(2)	The cash obligations for interest requirements consist of variable rate debt obligations at rates in effect on November 4, 2018 of 3.55%.
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

Commodity Price Risk

We are exposed to market price fluctuation in food and beverage product prices. Given the historical volatility of certain of our food product prices, including proteins, seafood, produce, dairy products, and cooking oil, these fluctuations can materially impact our food costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. Additionally, the cost of purchased materials may be influenced by tariffs and other trade regulations which are outside of our control. To the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. At this time, we do not use financial instruments to hedge our commodity risk.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our third quarter ended November 4, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding repurchase of our common stock, in thousands, except share and per share amounts, during the thirteen weeks ended November 4, 2018:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (2)
August 6, 2018 – September 2, 2018	179,604	$52.64	179,604	$48,728
September 4, 2018 - October 7, 2018	132,102	$61.00	132,102	$140,670
October 8, 2018 – November 4, 2018	125,000	$59.87	125,000	$133,186

(1)	Monthly information is presented by reference to our fiscal periods during the thirteen weeks ended November 4, 2018.
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

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: December 11, 2018	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Chief Executive Officer

Date: December 11, 2018	By:	/s/ Joe DeProspero
Joe DeProspero
Interim Chief Financial Officer