Form 10-K
period 2019-02-03
Dave & Buster's Entertainment, Inc.
filed 2019-04-02
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED February 3, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File No. 001-35664

Dave & Buster’s Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2382255
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2481 Mañana Drive, Dallas, Texas	75220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 357-9588

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock $0.01 par value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 5, 2018, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $1,920,871,669.

The number of shares of the Issuer’s common stock, $0.01 par value, outstanding as of March 26, 2019, was 36,604,531 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates certain information by reference from the registrant’s definitive proxy statement for its 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended February 3, 2019.

DAVE & BUSTER’S ENTERTAINMENT, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 3, 2019

PART I

ITEM 1.	Business

Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a leading owner and operator of high-volume entertainment and dining venues (“stores”) that operate under the name “Dave & Buster’s”. The core of our concept is to offer our customers the opportunity to “Eat Drink Play and Watch” all in one location, providing a fun, upbeat atmosphere with interactive entertainment options for adults and families, while serving high-quality food and beverages. We opened the first Dave & Buster’s store in Dallas, Texas in 1982, and as of February 3, 2019 (the last day of fiscal 2018), we owned and operated 121 stores located in 39 states, Puerto Rico and one Canadian province. Subsequent to the end of fiscal 2018, we closed our store in Duluth (Atlanta), Georgia on March 3, 2019. Unless otherwise provided in this Annual Report on Form 10-K, references to “Dave & Buster’s,” “we,” “us,” “our” or the “Company” refer to D&B Entertainment and its wholly-owned subsidiaries and any predecessor entities.

Our fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. Fiscal 2017 contained 53 weeks. Fiscal 2018, 2016, 2015, and 2014, each contained 52 weeks. We refer to our fiscal years as 2018, 2017, 2016, 2015, and 2014 throughout this Annual Report on Form 10-K. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

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

Eat

We strive to differentiate our food from other casual dining concepts with our new “Crafting Craveability” strategy. This was developed to help us serve quality, flavorful and craveable food offerings. We have made improvements to many of our food items, including upgrading to all-natural chicken breasts and 100% Angus butcher’s blend burgers. In addition, there has been a renewed focus on cooking technique and execution. We have also significantly reduced the number of menu items to enable better execution.

While our menu appeals to a broad spectrum of customers, we continue to evolve it to reflect the changing tastes of our 21-39 year-old primary target guests, with options for full meals as well as grabbing an appetizer to share with friends. We deliver high-quality offerings, including a wide variety of starters, one-of-a-kind burgers, choice-grade steaks, and health-conscious options comparable to those of other higher-end casual dining operators. We believe our broad menu offers something for everyone and is appropriate for many different occasions. To ensure that we stay on-trend with societal shifts, we roll out menus that feature new food items two times a year.

Our food revenues, which include non-alcoholic beverages, accounted for approximately 68% of our food and beverage revenues and approximately 29% of our total revenues during fiscal 2018.

Drink

Each of our locations also offers full bar service, including a variety of beers, hand-crafted cocktails, and premium spirits. We are executing the “Crafting Craveability” strategy in beverage as well. We have re-crafted recipes, switched to more fresh juices and purees and house-made mixers. We have also reduced the number of featured cocktails in our beverage menu to improve focus and execution by our bartender staff. Beverage service is typically available throughout the entire store, allowing for multiple point of sale opportunities. We believe that our high margin beverage offering is complementary to each of the Eat, Play and Watch aspects of our brand. Our alcoholic beverage revenues accounted for approximately 32% of our total food and beverage revenues and approximately 13% of our total revenues during fiscal 2018.

Play

The games in our Midway are a key aspect of the Dave & Buster’s entertainment experience, which we believe is the core differentiating feature of our brand. The Midway in each of our stores is an area where we offer a wide array of amusement and entertainment options, some of which are exclusive to Dave & Buster’s on a permanent or temporary basis. Each of our stores typically has 150 redemption and simulation games as well as our proprietary virtual reality platform that we introduced in fiscal 2018. Most of our games are activated by game play credits on cards or other RFID devices (collectively, “Power Cards”). A customer purchases the game play credits or “chips” at an automated kiosk, through a mobile application or from an employee. Our amusement and other revenues accounted for approximately 58% of our total revenues during fiscal 2018. Redemption games, which represented approximately 74% of our amusement and other revenues in fiscal 2018, offer our customers the opportunity to win tickets that are redeemable at a retail-style space in our stores that we have branded WIN!, with prizes ranging from branded novelty items to high-end electronics. We believe this “opportunity to win” creates a fun and highly energized social experience that is an important aspect of the Dave & Buster’s in-store experience and cannot be easily replicated at home. Many of our non-redemption games, which include our virtual reality, video and simulation offerings, can be played by multiple customers simultaneously and include some of the latest high-tech games that are commercially available. These games represented approximately 23% of our amusement and other revenues in fiscal 2018. Other traditional amusements, such as billiards and bowling, represented the remainder of our amusement revenues in fiscal 2018.

Watch

Sports-viewing is another key component of the entertainment experience at Dave & Buster’s. All of our stores have multiple large screen televisions and high-quality audio systems providing customers with a venue for watching live sports and other televised events. Our “D&B Sports” areas provide an immersive viewing environment that provides customers with an average of 40 televisions, including 100+ inch high definition televisions, to watch televised events and enjoy our full bar and extensive food menu. We believe that we have created an attractive and comfortable environment that includes a differentiated and interactive viewing experience that offers a reason for customers to visit Dave & Buster’s. Through continued development of the D&B Sports concept in new stores and additional renovations of existing stores, our goal is to build awareness of D&B Sports as “the best place to watch sports” and the “only place to watch the games and play the games.”

Our Company’s Core Strengths

We believe we benefit from the following strengths:

Strong, distinctive brand with broad customer appeal. We believe that the multi-faceted customer experience of “Eat Drink Play and Watch” at Dave & Buster’s, supported by our national marketing, has helped us create a widely recognized brand with no direct national competitor that combines all four elements in the same way. Nationally, over 80% of casual dining customers stated that they are aware of our brand as a dining and entertainment venue. Our customer research shows that our brand appeals to a relatively balanced mix of male and female adults, which is moderately skewed to males, primarily between the ages of 21 and 39, as well as families and teenagers. Based on customer survey results, we also believe that the average annual household income of our customers is approximately $75, which we believe represents an attractive demographic.

Multi-faceted customer experience highlights our value proposition. We believe that our combination of interactive games, attractive television viewing areas, high-quality dining and full-service beverage offerings, delivered in a highly-energized atmosphere, provides a multi-faceted customer experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. We aim to offer our customers a value proposition comparable or superior to many of the separately available dining and entertainment options. We are continuously working with game manufacturers and others to create new games and attractions that include content that is exclusively available at Dave & Buster’s on a permanent or temporary basis. Our new games in combination with new food and beverage offerings and focused attention to the customer experience help us to retain and generate customer traffic. Our value proposition is enhanced by marketing initiatives, including free game play that often features the introduction of our new games, Super Charge Power Card offerings (when purchasing or adding value to a Power Card, the customer is given the opportunity to add more chips to the Power Card at a lower cost per chip amount), and Half-Price Game Play (every Wednesday, from open to close, we reduce the price of every game in the Midway by one-half). In addition, we expanded the “All You Can Eat” wings limited time promotional offer in fiscal 2018. We believe these initiatives have helped increase customer visits and encourage customers to participate more fully across our broad range of food, beverage and entertainment offerings.

Vibrant, contemporary store design that integrates entertainment and dining. We continue to enhance the Dave & Buster’s brand through our store design, including our D&B Sports concept. Our core store design provides a contemporary, engaging atmosphere for our customers with clearly differentiated spaces designed to convey the components of our customer value proposition: “Eat Drink Play and Watch.” During fiscal 2017, we developed a new store design that we refer to as the “17K”. The 17K format will allow us to enter smaller markets than our traditional stores. During fiscal 2018 we opened two stores utilizing the 17K format. The 17K format retains the Play components of our large and small formats, combines the Eat and Watch elements in an expanded sports viewing area and maintains the ability to Drink throughout the facility. This new design will be utilized in addition to our large and small formats in future expansion. Our core store design in all our formats includes a modern approach to the finishes and layout of the store, which we believe encourages participation across each of the store’s elements. The oversized graphics and images throughout the store are intended to communicate our brand personality by being fun, contemporary and larger-than-life. The dining room décor includes booth and table seating and colorful artwork, often featuring local landmarks. Our WIN! area provides a retail-like environment where customers can redeem their tickets for prizes. We believe our D&B Sports area provides an attractive opportunity to market our broader platform to new and existing customers through a year-round calendar of programming and promotions tied to popular sporting events and sport-related activities. The large television screens, comfortable seating, a full menu of food and beverages and artwork often featuring images of local sports teams and sports icons help create what we believe to be an exciting environment for watching sports programming.

Strong history of growth. We have a proven track record of improving operating results and expanding the footprint of our brand and over the past five fiscal years, we have increased our net income by $115,052, EBITDA margins by approximately 370 basis points and our Adjusted EBITDA Margins (both defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”) by approximately 430 basis points. We expect our continued focus on operating performance at individual stores and leveraging general and administrative expense and advertising expense will positively impact operating margins and will partially offset pressure from wage inflation and occupancy costs, although there is no guarantee that our efforts will be successful.

Store model generates favorable store economics and strong returns. We believe our store model offering entertainment, food and beverages provides certain benefits in comparison to traditional restaurant concepts, as reflected by our fiscal 2018 average annual comparable store revenues of $11,100, average comparable store operating income margins of 21.7% and comparable Store Operating Income Before Depreciation and Amortization Margins (defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”) of 30.4%.

Our entertainment offerings have low variable costs and produced gross margins of 88.9% for fiscal 2018. With approximately 58% of our revenues from entertainment, we have less exposure than traditional restaurant concepts to food costs, which represented only 8% of our total revenues in fiscal 2018. Our business model generates strong cash flow that we can use to execute our growth strategy. We believe the combination of our operating income margins, our Store Operating Income Before Depreciation and Amortization Margins, our refined new store formats and the fact that our stores typically open with high volumes that drive margins in year one will help us achieve our targeted average year one cash-on-cash returns of approximately 35% and five-year average cash-on-cash returns in excess of 25% for both our large format and small format store openings, however there is no guarantee such results will occur with future store openings. The 62 stores that we have opened since the beginning of 2008 (that have been open for more than 12 months as of February 3, 2019) have generated average year one cash-on-cash returns of approximately 53%. The 54 stores that opened subsequent to fiscal 2010 have generated average year one cash-on-cash returns of approximately 56%. We define and calculate cash-on-cash returns for an individual store as (a) Store Operating Income Before Depreciation and Amortization, excluding pre-opening expenses, national marketing expense allocation, non-cash charges related to asset disposals, currency transactions and changes in non-cash deferred amusement revenue and ticket liability, divided by (b) our net development costs. Net development costs include equipment, building, leaseholds and site costs, net of tenant improvement allowances and other landlord payments, excluding pre-opening costs and capitalized interest.

Commitment to customer satisfaction. We aim to enhance our combination of food, beverage and entertainment offerings through our service philosophy of providing a high quality and consistent customer experience through dedicated training and development of our team members and a corporate culture that encourages employee engagement. In 2018, 85.7% of respondents to our Guest Satisfaction Survey rated us “Top Box” (score of 5 out of a possible 5) in “Overall Experience” and 86.7% of respondents rated us “Top Box” in “Intent to Recommend.” By comparison, in 2012, 80.6% of respondents rated us “Top Box” in “Overall Experience” and 83.6% of respondents rated us “Top Box” in “Intent to Recommend.” We utilize our loyalty program to market directly to members with promotional emails and location-based marketing. Through our loyalty program, we email offers and coupons to members and notify them of new games, food, drinks and local events. In addition, members can earn game play credits based on the dollar amount of qualifying purchases at our stores. We expect that as our loyalty program grows it will be an important method of maintaining customers’ connection with our brand and further drive customer satisfaction.

Experienced management team. We believe we are led by a strong senior management team averaging over 20 years of experience with national brands in all aspects of casual dining, entertainment and other consumer centric operations. We believe that our management team’s prior experience combined with its experience at Dave & Buster’s provides us with insights into our customer base and enables us to create the dynamic environment that is core to our brand.

Our Growth Strategies

The operating strategy that underlies the growth of our concept is built on the following key components:

Drive our comparable store sales. We intend to grow our comparable store sales in the highly competitive dining and entertainment segment by seeking to differentiate the Dave & Buster’s brand from other food and entertainment alternatives, through the following strategies:

•	Introduce compelling content in our amusements. We believe that our Midway games are the core differentiating feature of the Dave & Buster’s brand and staying current with the latest offerings creates new content and excitement to drive repeat visits and increase length of customer stay. We plan to continually update our games each year through development of innovative and proprietary games and the purchase of new games that will resonate with our customers and drive brand relevance due to a variety of factors, including their large scale, eye-catching appearance, virtual reality features, association with recognizable brands or the fact that they cannot be easily replicated at home. We aim to leverage our investment in games by featuring exclusive game offerings in our marketing initiatives. We also plan to continually elevate the redemption experience in our WIN! area with prizes that we believe customers will find more attractive, which we expect will favorably impact customer visitation and game play.

•

Leverage D&B Sports. We intend to continue leveraging our investments in D&B Sports by building awareness of Dave & Buster’s as “the only place to watch the games and play the games” through national cable advertising. In addition, we are strategically optimizing our year-round sporting and pay-per-view content to drive increased traffic and capture a higher share of the sports-viewing customer base.

•

Continually enhance our food and beverage offerings. Our menu has a variety of items, from hamburgers to steaks to salads that represent our “Crafting Craveability” mantra. We aim to ensure a pipeline for two new menu launches each year, as well as two to three limited time offers. This strategy has been well received by our customers as the percentage of customers rating our food quality as “Excellent” was 85.5% in fiscal 2018. Similarly, the percentage of customers rating our beverage quality as “Excellent” in fiscal 2018 was 89.1%.

•

Grow our special events usage. The special events portion of our business represented 9.8% of our total revenues in fiscal 2018. We believe our special events business is an important sampling and promotional opportunity for our customers because many customers are experiencing Dave & Buster’s for the first time. We plan to leverage our existing special events sales force and call center to attract new corporate customers. In addition, we will continue to expand our online booking capability beyond strictly social events.

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

Build great new stores. We will continue to pursue what we believe to be a disciplined new store growth strategy in both new and existing markets where we feel we are capable of achieving targeted revenue levels, operating income margins and Store Operating Income Before Depreciation and Amortization Margins as well as strong cash-on-cash returns. We believe that the Dave & Buster’s brand has significant growth opportunities, as internal studies and third-party research suggests a total store potential in the United States and Canada in excess of 230 stores (including our 121 stores as of the end of fiscal 2018). We anticipate that approximately 25% of our future new store openings will utilize our new 17K design and that the balance of our future openings will be fairly evenly split between our traditional large and small formats. We opened fifteen stores in fiscal 2018. Store openings during the past six fiscal years were primarily financed with available cash and operating cash flows. In 2019 and the near future, we believe that we can continue opening new stores at an annual growth rate of 10% or more of our then existing store base.

Our store expansion strategy is driven by a site selection process that allows us to evaluate and select the location, size and design of our stores based on consumer research and analysis of operating data from sales in our existing stores. Our site selection process and flexible store design enable us to customize each store with the objective of maximizing return on capital given the characteristics of the market and the location. Our current store large formats are 30,001 to 45,000 square feet in size and our current store small formats span 25,000 to 30,000 square feet. Our small and 17K formats provide us the flexibility to enter new smaller markets and further penetrate existing markets. Our various store formats also provide us with the ability to strategically choose between building new stores and converting existing space, which can be more cost efficient for certain locations. We are targeting average year one cash-on-cash returns of approximately 35% for both our large format and small format stores and approximately 25% for the 17K format. To achieve this return for large format stores, we target average net development costs of approximately $8,300 to $8,800 and first-year store revenues of approximately $10,000 to $12,200. For small format stores, we target average net development costs of approximately $6,800 and average first year store revenues of approximately $8,700. For 17K format stores, we target average net development costs of approximately $5,000 and first-year store revenues of approximately $5,000. Additionally, for both large format and small format stores, we target average year one margins on operating income (excluding allocated national marketing costs) of approximately 18%, and Store Operating Income Before Depreciation and Amortization (excluding allocated national marketing costs) of approximately 29%. For our 17K format store, we target average year one margins on operating income (excluding allocated national marketing costs) of approximately 12% and Store Operating Income Before Depreciation and Amortization (excluding allocated national marketing costs) of approximately 25%.

Expand the Dave & Buster’s brand internationally. We believe that in addition to the growth potential that exists in North America, the Dave & Buster’s brand can also have significant appeal in certain international markets. We are currently assessing these opportunities while maintaining a conservative and disciplined approach towards the execution of our international development strategy. As such, we have retained the services of a third-party consultant to assist in identifying and prioritizing potential markets for expansion as well as potential franchise or joint venture partners. Thus far, we have identified our international market priorities and begun the process of identifying potential international partners.

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

Our Store Formats

We currently operate stores varying in size from 16,000 to 66,000 square feet. To optimize sales per square foot and further enhance our store economics, the target size of our future large format stores is expected to be between 30,001 and 45,000 square feet while our small format stores span 25,000 to 30,000 square feet. Additionally, our newly-developed 17K design which will span 15,000 to 20,000 square feet, should allow us to enter markets with store size requirements less than our traditional large and small store formats. Our initial stores with this new design opened in fiscal 2018 in Rogers, Arkansas and Corpus Christi, Texas.

We utilize smaller format stores to penetrate less densely populated markets and backfill existing markets. The smaller format has reduced the back-of-house space and optimized the sales area dedicated to video and redemption games. We believe that the smaller format maintains the dynamic customer experience that is the foundation of our brand and allows us flexibility in our site selection process. We also believe that the smaller store format allows us to take less capital investment risk per store. As a result, we expect these smaller format stores to enable us to expand into additional markets. We anticipate that approximately 25% of our future new store openings will utilize our new 17K design and that the balance of our future openings will be fairly evenly split between our traditional large and small formats. At February 3, 2019, 23 of our 121 operating stores were the small store format and two were the new 17K format. Our fiscal 2018 new store openings included eleven large format stores, two small format stores and two 17K format stores.

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

We spent approximately $40,767 in marketing efforts in fiscal 2018, $37,876 in fiscal 2017, and $33,795 in fiscal 2016. Our annual marketing expenditures include the cost of national television and radio advertising totaling $30,437, $30,003, and $25,845, in fiscal years 2018, 2017, and 2016, respectively.

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

To drive traffic and increase visit frequency and average check size, the bulk of our marketing budget is allocated to national cable television media. To enhance that effort, we also:

•	conduct digital initiatives including search engine marketing, mobile campaigns, programmatic marketing and social media;

•	maintain and optimize the website for search;

•	run in-store promotions and create point-of-purchase materials;

•	leverage the customer loyalty program, including promotional and trigger emails; and

•	create local marketing plans to address specific objectives in individual stores or markets.

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

Operations

Management

Our typical store team consists of a General Manager supported by an average of nine additional management positions. There is a defined structure of development and progression of job responsibilities from Area Operations Manager through various positions up to the General Manager role. This structure ensures that an adequate succession plan exists within each store. Each management member handles various departments within the store including responsibility for hourly employees. A typical store employs approximately 120 hourly employees, most of whom work part time. The General Manager and the management team are responsible for the day-to-day operation of that store, including the hiring, training and development of team members, as well as financial and operational performance. Each store is overseen by a Regional Operations Manager, Regional Operations Director or Vice President of Operations (collectively, “Regional Management”) who directly or indirectly report to our Chief Operating Officer. Our stores are generally open seven days a week, from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

Operational Tools and Programs

Our managers have daily routines focused on driving consistent execution in food, beverage and gaming. We utilize a customized food and beverage analysis program that determines the theoretical food and beverage costs for each store and provides additional tools and reports to help us identify opportunities, including waste management. In addition to our own routines, we leverage a third-party vendor to help ensure quality beverage operations, responsible alcohol service and loss prevention. A mobile salesmanship application with daily sales contests is used by our management team to evaluate sales performance by shift and to drive staff engagement. We have developed tools to forecast sales and schedule labor to assist our managers in optimizing hourly labor based on anticipated sales volumes. This program was enhanced during fiscal 2018 with the introduction of a new workforce management platform which offers real time data that allows management to quickly add or reduce labor based on business needs. Our amusement team uses a proprietary system that is supported by a mobile application that identifies gaming issues and needed repairs to help ensure our games are operational and meeting our ideal playing standard. Complementing this program is our routine preventative maintenance program, designed to prevent game failure and extend the functionality of our midway games. To maximize the performance of our new store openings, we have a “New Store Gold Card” process that defines a clear path and timeline to bring each new store in line with our established store efficiencies. Consolidated reporting tools for the key drivers of our business are provided to our Regional Management to identify and troubleshoot any systemic issues.

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

Recruiting and Retention

We seek to hire experienced managers and team members and offer competitive wage and benefit programs. Our store managers all participate in a performance-based incentive program that is based on sales and profit goals. In addition, our salaried and hourly employees are also eligible to participate in a 401(k) plan, medical/dental/vision insurance plans and receive vacation/paid time off based on tenure. Additionally, General Managers are eligible for long-term incentive awards depending upon operating performance.

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

Foreign Operations

We own and operate two stores outside of the United States, in the Canadian province of Ontario, including one that opened during the fourth quarter of fiscal 2016. These stores generated revenues of approximately

$18,848, $20,075 and $13,369 in fiscal 2018, 2017 and 2016, respectively, representing approximately 1.5%, 1.8%, and 1.3%, respectively, of our consolidated revenues. As of February 3, 2019, less than 2.0% of our long-lived assets were located outside of the United States.

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

Store-Level Quarterly Fluctuations and Seasonality

Our operating results fluctuate significantly as a result of seasonal factors. Typically, we have higher revenues associated with the spring and year-end holidays, which will continue to be susceptible to the impact of severe or unseasonably mild weather on customer traffic and sales during that period. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to other quarters.

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

Employees

As of February 3, 2019, we employed 16,098 persons, 285 of whom served at our corporate headquarters, 1,219 of whom served as management personnel and the remainder of whom were hourly personnel.

None of our employees are covered by collective bargaining agreements and we have never experienced an organized work stoppage, strike or labor dispute. We believe working conditions and compensation packages are competitive with those offered by competitors and consider our relations with our employees to be good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) are available free of charge through our internet website, at www.daveandbusters.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports may also be obtained on the SEC’s website at www.sec.gov. Information on our corporate governance principles and practices can also be found on our website.

ITEM 1A.	Risk Factors

An investment in our common stock involves risk and uncertainties. In addition to the information contained elsewhere in this Report and other filings that we make with the SEC, the following risk factors should be carefully considered in evaluating our business or making an investment decision involving our common stock. The occurrence of any of the following risks could harm our business, financial conditions and results of operations, cash flows and/or the trading price of our common stock. In addition, our actual performance could differ materially from any results expressed or implied by forward-looking statements contained in this Report, in any of our other filings with the SEC and other communications by us, both written and oral, depending on a variety of factors, including the risks and uncertainties described below. Our business is also subject to general risks and uncertainties that affect many other companies, including, but not limited to, overall economic and industry conditions, and additional risks and uncertainties that are currently not known or believed by us to be immaterial may also have a material negative impact on our business, financial condition and results of operations.

Our growth strategy depends on our ability to open new stores and operate them profitably.

A key element of our growth strategy is to open additional stores in locations that we believe will provide attractive returns on investment. Our ability to open new stores on a timely and cost-effective basis, or at all, is dependent on numerous factors, many of which are beyond our control, including our ability to:

•	find quality locations;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	comply with applicable zoning, licensing, land use and environmental regulations;

•	raise or have available an adequate amount of cash or currently available financing for construction and opening costs;

•	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs;

•	obtain, for acceptable cost, required permits and approvals, including liquor and amusement licenses; and

•	efficiently manage the amount of time and money used to build and open each new store.

If we succeed in opening new stores on a timely and cost-effective basis, we may nonetheless be unable to attract enough customers to new stores because potential customers may be unfamiliar with our stores or concept, or our entertainment and menu options might not appeal to them. Our new stores may not meet or exceed the performance of our existing stores or meet or exceed our performance targets, including target cash-on-cash returns. New stores may even operate at a loss, which could have a significant adverse effect on our overall operating results. If the expected future cash flows for a store are less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may recognize an impairment loss in an amount equal to the excess of the asset carrying amount over the fair value. Opening a new store in an existing market could reduce the revenue at our existing stores in that market. In addition, historically, new stores experience a decline in revenues after their first year of operation. Typically, this decline has been temporary and has been followed by changes in comparative store revenue in line with the rest of our comparable store base, but there can be no assurance that this will be the case in the future or that a new store will succeed in the long term.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

Some of our new stores will be in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, local regulatory requirements, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new stores to be less successful than stores in our existing markets. In addition, our national advertising program may not be successful in generating brand awareness in all local markets, and the lack of market awareness of the Dave & Buster’s brand can pose an additional risk in expanding into new markets. Stores opened in new markets may open at lower average weekly revenues than stores opened in existing markets and may have higher store-level operating expense ratios than stores in existing markets. Sales at stores opened in new markets may take longer to reach average store revenues, if at all, thereby adversely affecting our overall profitability.

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

The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home entertainment, including localized attraction facilities such as movie theatres, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, nightclubs and restaurants as well as theme parks. Many of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of stores, have been in business longer, have greater name recognition and are better established in the markets where our stores are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our stores. The legalization of casino gambling in geographic areas near any current or future store and the expanded availability of online sports betting would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition. We also face competition from local, regional and national establishments that offer similar entertainment experiences to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery. Our failure to compete favorably in the competitive out-of-home and home-based entertainment and restaurant markets could have a material adverse effect on our business, results of operations and financial condition.

Our sales growth and ability to achieve profitability are impacted by our comparable store sales, and there are material risks to our ability to increase such sales.

Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. The level of comparable store sales will affect our sales growth and will continue to be a critical factor affecting our ability to generate profits because the profit margin on comparable store sales is generally higher than the profit margin on new store sales. Our ability to increase comparable store sales depends on many factors, including perceptions of our brand, competition, our ability to increase menu or game prices without adversely impacting traffic counts, executing our marketing strategies effectively, changes in consumer preferences and discretionary spending for multiple reasons including an economic downturn or slower growth, transfer sales from new store openings, weather and changes in government regulations, among others. Many of these factors are beyond our control, and there is no guarantee that management initiatives to increase comparable store sales will be successful.

Our revenues generally fluctuate due to the seasonality of our business and other events.

Our operating results may fluctuate significantly due to seasonal factors. Typically, we have higher revenues associated with the spring and year-end holidays. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to other quarters. As a result, factors affecting peak seasons could have a disproportionate effect on our results. For example, the number of days between Thanksgiving and New Year’s Day and the days of the week on which Christmas and New Year’s Eve fall affect the volume of business we generate during the December holiday season and can affect our results for the full fiscal year. In addition, unfavorable weather conditions during the winter and spring seasons could have a significant impact on our results.

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

If we experience an economic downturn in the future, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required tenant improvement allowances or satisfy other lease covenants to us. In addition, tenants at shopping centers in which we are located or have executed leases, or to which our stores are near, may fail to open or may cease operations. Decreases in total tenant occupancy in shopping centers in which we are located, or to which our stores are near, may affect traffic at our stores. All these factors could have a material adverse impact on our operations.

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

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

There has been a marked increase in the use of social media and similar platforms which allow individuals access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants’ post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may harm our interests, performance, or prospects of business, regardless of the information’s accuracy.

As a part of our marketing strategy, we rely on search engine marketing, social media and new digital platforms to attract and retain our customers and maintain brand relevance. Our strategy and initiatives may not be successful, resulting in expenses incurred without improvement in traffic or relevance. In addition, a variety of risks are associated with the use of social media, including improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud and out-of-date information. The inappropriate use of social media vehicles by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our operating results, brand or reputation.

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

We have successfully developed several proprietary amusement offerings that are not available to operations outside the Company. Our ability to develop future offerings is dependent on, among other things, obtaining rights to compelling game content and developing new amusement offerings that are accepted by our customers. There is no guarantee that additional licensing rights will be obtained by us or that our customers will accept the future offerings that we develop. The result could be increased expenses without increased revenues putting downward pressure on our results of operations and financial performance.

Our operations are susceptible to changes in the availability and the cost of food and other supplies, in most cases from a limited number of suppliers, which could negatively affect our operating results.

Our profitability depends in part on our ability to anticipate and react to changes in food and other supply costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our stores, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our stores and cause us to remove certain items from our menu. Changes in the price or availability of commodities for which we do not have short-term supply contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with other suppliers. Other than short-term supply contracts for certain food items, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies. Also, the unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. If we have to pay higher prices for food or other supplies, our operating costs may increase, and, if we are unable to adjust our purchasing practices or pass such cost increases on to our customers by changing menu or game prices, our operating results could be adversely affected.

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

We cannot guarantee that our supply chain and food safety controls and training will be fully effective in preventing all food safety issues at our stores, including any occurrences of foodborne illnesses such as salmonella, E. coli, Norovirus, or hepatitis A. In addition, we rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single store. Some foodborne illness incidents could be caused by third-party vendors and distributors outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our stores or markets or related to food products we sell could negatively affect our store sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our stores. Other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our stores, or negative publicity or public speculation about an incident, could reduce customer visits to our stores and negatively impact demand for our menu or game offerings.

We are subject to risks associated with leasing space subject to long-term, non-cancelable leases.

We typically do not own any real property. Payments under our non-cancelable, operating leases account for a significant portion of our operating expenses and we expect the new stores we open in the future will also be leased. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the stores on the leased premises once certain thresholds are met. We generally cannot cancel these leases without substantial economic penalty. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligation under the applicable lease, including, among other things, paying the base rent for the remainder of the lease term. We depend on cash flow from operations to pay our lease obligations. If our business does not generate adequate cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our existing credit facility, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund other liquidity and capital needs, which would have a material adverse effect on us.

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

We may not be able to operate our stores or obtain and maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements, which could adversely affect our business, results of operations or financial condition.

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

We are subject to amusement licensing and regulation by the states, counties and municipalities in which our stores are located, as a result of operating certain entertainment games and attractions, including skill-based games, that offer redemption prizes. These laws and regulations can vary significantly by state, county, and municipality and, in some jurisdictions, may require us to modify our business operations or alter the mix of redemption games and simulators we offer. Moreover, as more states and local communities implement legalized gambling, the laws and corresponding enabling regulations may also be applicable to our redemption games and regulators may create new licensing requirements, taxes or fees, or restrictions on the various types of redemption games we offer. Furthermore, other states, counties and municipalities may make changes to existing laws to further regulate legalized gaming and illegal gambling. Adoption of these laws, or adverse interpretation of existing laws, could require our existing stores in these jurisdictions to alter the mix of games, modify certain games, limit the number of tickets that may be won by a customer from a redemption game, change the mix of prizes that we may offer at our WIN! area or terminate the use of specific games, any of which could adversely affect our operations. If we fail to comply with such laws and regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our financial results.

Our costs of doing business could increase due to changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations.

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

We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages, gratuities and overtime), along with the Americans with Disabilities Act, various family leave mandates and other federal, state and local laws and regulations that govern working conditions. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state or local minimum wage. Further, we operate in many states and localities where the minimum wage is significantly higher than the federal minimum wage. We expect continued increases in payroll expenses due to federal, state and local mandated increases in the minimum wage, and we are uncertain of the repercussions, if any, of increased minimum wages on other expenses. For example, our suppliers may be more severely impacted by higher minimum wage standards, which could result in increased costs to us. In general, we have been able to partially offset cost increases resulting from changes in minimum wage rates by increasing menu or game prices, improving productivity, or through other adjustments, but there can be no assurance that we will be able to continue to do so in the future, and our business, results of operations and financial condition could be adversely affected. Moreover, although none of our employees have been or are now represented by any unions, labor organizations may seek to represent certain of our employees in the future, and if they are successful, our payroll expenses and other labor costs may be increased in the course of collective bargaining, and/or there may be strikes or other work disruptions that may adversely affect our business.

Uncertainty continues to exist with respect to the future of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (“PPACA”) and such uncertainty makes planning difficult year over year. Any significant changes to the healthcare insurance system, including a dismantling of PPACA in whole or in part and/or implementation of a supplementary and/or replacement healthcare insurance system, could impact our healthcare costs. Additionally, our distributors and suppliers also may be affected by higher health care-related costs, which could result in higher costs for goods and services supplied to us. There are no assurances that a combination of cost management and price increases can accommodate the costs associated with compliance.

In May 2018, federal disclosure requirements went into effect under PPACA requiring new menu nutritional labeling requirements, including the requirement to publish the total number of calories of standard menu items on menus, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires us to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus about the availability of this information. The PPACA also permits the Food and Drug Administration to require us to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends and eating habits.

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

We are also subject to federal, state and local environmental laws, regulations and other requirements. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new stores in certain locations. Environmental laws and regulations also govern, among other things, discharges of pollutants into the air and water as well as the presence, handling, release and disposal of and exposure to hazardous substances. These laws provide for significant fines and penalties for noncompliance. Third parties may also make personal injury, property damage or other claims against us associated with actual or alleged release of, or exposure to, hazardous substances at our properties. We could also be strictly liable, without regard to fault, for certain environmental conditions at properties we formerly owned or operated as well as at our current properties.

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

We must continue to attract, retain and motivate qualified management and operating personnel to maintain consistency in our service, hospitality, quality and atmosphere of our stores, in the United States and Canada. Qualified management and operating personnel are typically in high demand. If we are unable to attract and retain a satisfactory number of qualified management and operating personnel, labor shortages could delay the planned openings of new stores or adversely impact our existing stores. Any such delays, material increases in employee turnover rates in existing stores or widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have a material adverse effect on our results of operations.

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

If we are unable to successfully design and execute a business strategy plan, our revenues and profitability may be adversely affected.

Our ability to increase revenues and profitability is dependent on designing and executing effective business strategies. If we are delayed or unsuccessful in executing our strategies or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer. Our ability to meet our business strategy plan is dependent upon, among other things, our ability to:

•	increase gross sales and operating profits at our existing stores with game, food and beverage options desired by our customers;

•	evolve our marketing and branding strategies to appeal to our customers;

•	innovate and implement technology initiatives to provide a unique digital customer experience;

•	identify adequate sources of capital to fund and finance strategic initiatives, including new store openings, remodeling existing stores and new game development;

•	grow and expand operations, including identifying available, suitable and economically viable sites for new stores; and

•	improve the speed and quality of our service.

We face potential liability with our gift cards under the property laws of some states.

Our gift cards, which may be used to purchase food, beverages, merchandise and game play credits in our stores, may be considered stored value cards. Certain states include gift cards under their abandoned and unclaimed property laws and require companies to remit to the state cash in an amount equal to all or a designated portion of the unredeemed balance on the gift cards based on certain card attributes and the length of time that the cards are inactive. To date we have not remitted any amounts relating to unredeemed gift cards to states based upon our assessment of applicable laws.

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

Our Power Cards may raise similar concerns to gift cards in terms of the applicability of state abandoned and unclaimed property laws. However, based on our analysis of abandoned and unclaimed property laws, we believe that our Power Cards are not stored value cards and such laws do not apply, although there can be no assurance that states will not take a different position.

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

Local conditions, adverse weather conditions, natural disasters and acts of violence or terrorism, could adversely affect our business.

Certain of the regions in which our stores are located have been, and may in the future be, subject to adverse local conditions, events, terrorist attacks, adverse weather conditions, or natural disasters, such as earthquakes, floods and hurricanes. Depending upon its magnitude, a natural disaster could severely damage our stores, which could adversely affect our business, results of operations or financial condition. Our corporate headquarters, company-owned distribution center, game repair facility and our data center, as well as our backup data facility, are all located in Dallas, Texas. A natural or man-made disaster could significantly impact our ability to provide services and systems to our stores and negatively impact store operations throughout our operations. We currently maintain property and business interruption insurance through the aggregate property policy for each of our stores. However, if there is a major disaster, such coverage may not be adequate. In addition, upon the expiration of our current insurance policies, adequate insurance coverage may not be available at reasonable rates, or at all. Any act of violence at or threatened against our stores or the centers in which they are located, including active shooter situations and terrorist activities, may result in restricted access to our stores and/or store closures in the short-term and, in the long term, may cause our customers and employees to avoid visiting our stores. Any such situation could adversely impact cash flows and make it more difficult to fully staff our stores, which could materially adversely affect our business.

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

We cannot be certain that our products and services do not and will not infringe on the intellectual property rights of others. Any such claims, regardless of merit, could be time-consuming and expensive to litigate or settle, divert the attention of management, cause significant delays, materially disrupt the conduct of our business and have a material adverse effect on our financial condition and results of operations. As a consequence of such claims, we could be required to pay a substantial damage award, take a royalty-bearing license, discontinue the use of third-party products used within our operations and/or rebrand our products and services.

Information technology system failures or interruptions may impact our operations.

We rely heavily on various information technology systems, including point-of-sale, kiosk and amusement operations systems in our stores, data centers that process transactions, communication systems and various other software applications used throughout our operations. Some of these systems have been internally developed or we may rely on third party providers and platforms for some of these information technology systems and support. Although we have operational safeguards in place, those technology systems and solutions could become vulnerable to damage, disability or failures due to theft, fire, power outages, telecommunications failure or other catastrophic events. Any failure of these systems could significantly impact our operations. Our reliance on third party systems also present the risk faced by the third party’s business, including the operational, security and credit risks of those parties. If those systems were to fail or otherwise be unavailable, and we were unable to timely recover, we could experience an interruption in our operations.

The unauthorized access to, theft or destruction of, customer or employee personal, financial or other data or of our proprietary or confidential information that is stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

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

In the ordinary course of our business, we receive and maintain certain personal information from our customers, employees and vendors, and we process customer payments using payment information. Customers and employees have a high expectation that we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of restaurant operators and retailers have experienced security breaches in which credit and debit card information may have been stolen. Although we employ security technologies and practices and have taken other steps to try to prevent a breach, we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyberattacks. In fiscal 2007, there was an external breach of our credit card processing systems, which led to fraudulent credit card activity and resulted in the payment of fines and reimbursements for the fraudulent credit card activity. As part of a settlement with the Federal Trade Commission, we have implemented a series of corrective measures in order to ensure that our computer systems are secure and that our customers’ personal information is protected. If in the future, we experience another security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. In addition, such breach could put us in violation of our settlement agreement with the Federal Trade Commission. Any such incidents or proceedings could disrupt the operation of our stores, adversely affect our reputation, consumer confidence, and our results of operations, or result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Although we have established a cybersecurity policy, which includes procedures designed to increase transparency and address our customers’ concerns regarding data breaches (whether actual or perceived), the policy may not be effective in addressing those concerns, which may in turn adversely affect our reputation and customer confidence. We maintain a separate insurance policy covering cybersecurity risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but this policy is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Further, in light of recent court rulings, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to cyberattacks and breaches if credit and debit card information is stolen.

We are required to maintain the highest level of Payment Card Industry (“PCI”) Data Security Standard compliance at our corporate office and stores. As part of an overall security program and to meet PCI standards, we undergo regular external vulnerability scans and we are reviewed by a third-party assessor. As PCI standards change, we may be required to implement additional security measures. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept or lose our ability to accept those payment cards.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting, including such a failure by third party service providers on whose controls we rely, could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could result in substantial cost to remediate and could cause a loss of investor confidence and decline in the market price of our stock.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.

Our certificate of incorporation and bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our Company or changes in our management, including, among other things:

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

These provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a transaction involving a change of control of our Company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

Changes in tax laws and resulting regulations could result in changes to our tax provisions and subject us to additional tax liabilities that could materially adversely affect our financial performance.

We are subject to income, sales, use and other taxes in the U.S. and foreign jurisdictions. Changes in applicable U.S. or foreign tax laws and regulations, such as the December 2017 enactment of Federal legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Act, could affect our tax expense and profitability. In addition, the final determination of any tax audits or related litigation could be materially different from our historical tax provisions and accruals. Changes in our tax expense or an increase in our tax liabilities, whether due to changes in applicable laws and regulation, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.

We may acquire a business in the future that we fail to effectively integrate or operate.

Our long-term business strategy may include growth through the acquisition of other businesses. We may not be able to identify attractive acquisition opportunities or successfully acquire identified targets on terms favorable to us. Competition for acquisition opportunities may be substantial and may cause us to refrain from making acquisitions. In addition, we may not be successful in integrating future acquisitions into our existing operations, which may result in unforeseen operational difficulties, diminished financial performance or our inability to report financial results and may require a disproportionate amount of our management’s attention. If we fail to manage future acquisitions effectively, our results of operations could be adversely affected.

Acquisitions that we complete could present several additional risks, including but not limited to:

•	incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized from acquiring operations or assets;

•	failure to integrate the operations or management of any acquired operations or assets successfully and timely;

•	potential loss of key employees and customers of the acquired companies;

•	potential lack of experience operating in a geographic market or product line of the acquired business;

•	an increase in our expenses, particularly overhead expenses, and working capital requirements;

•	the possible inability to achieve the intended objectives of the business combination; and

•	the diversion of management’s attention from existing operations or other priorities.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

As of February 3, 2019, we lease the building or site of all our 121 operating stores. The table below shows the locations of our operating stores as of February 3, 2019:

Location	Total
Alabama	1
Alaska	1
Arizona	4
Arkansas	2
California	14
Colorado	2
Connecticut	2
Florida	6
Georgia	4
Hawaii	1
Idaho	1
Illlinois	5
Indiana	1
Kansas	2
Kentucky	1
Lousiana	1
Maryland	4
Massachusetts	2
Michigan	3
Minnesota	2
Missouri	1
Nebraska	1
Nevada	1
New Jersey	2
New Mexico	1
New York	11
North Carolina	3
Ohio	5
Oklahoma	2
Oregon	1
Pennsylvania	5
Rhode Island	1
South Carolina	3
Tennessee	2
Texas	13
Utah	1
Virginia	3
Washington	1
Wisconsin	2
Puerto Rico	1
Ontario, Canada	2

Total	121

The contracted lease terms, including renewal options, generally range from 20 to 40 years. Our leases typically provide for a minimum annual rent plus contingent rent to be determined as a percentage of the applicable store’s annual gross revenues. In fiscal 2018 we paid contingent rent in 33 of our stores. Generally, leases are “net leases” that require us to pay our pro rata share of taxes, insurance and maintenance costs. All our leases include renewal options that give us the opportunity to extend the lease terms through 2023 or later. During fiscal 2018, we also purchased land for a future site in Wichita, Kansas. Additionally, as of February 3, 2019, we have signed 24 lease agreements for future store openings, including ten stores that are under construction, and these future locations are excluded from the table above. During the first quarter of fiscal 2019 we closed a store in Georgia as a result of our decision not to renew the lease.

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

We are subject to certain legal proceedings and claims that arise in the ordinary course of our business, including intellectual property disputes, miscellaneous premises liability, employment-related claims and dram shop claims. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to, or an adverse outcome in any such legal proceedings or claims will not materially affect our business, the consolidated results of our operations or our financial condition. Refer to Note 10 of Notes to Consolidated Financial Statements for a summary of legal proceedings.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

The Company’s common stock trades under the symbol PLAY and is listed on the NASDAQ Global Market (“NASDAQ”).

The number of shareholders of record of the Company’s common stock as of March 26, 2019 was estimated to be 261. During the third quarter of fiscal 2018, our Board of Directors declared our first quarterly dividend of $0.15 per share of common stock, and a second quarterly dividend ($0.15 per share of common stock) was declared by our Board of Directors during the fourth quarter of fiscal 2018. Our Board of Directors authorized a quarterly dividend payment during the first quarter of fiscal 2019, which will be distributed on April 10, 2019, to shareholders of record at the close of business on March 26, 2019. The declaration and payment of cash dividends on our common stock is at the discretion of our Board of Directors, and any decision to declare a dividend will be based on several factors, including our operating performance, financial condition, capital expenditure requirements and other factors the Board of Directors considers relevant.

Issuer Purchases of Equity Securities

Information regarding repurchase of our common stock during the fourth quarter ended February 3, 2019:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (in thousands) (2)
November 5, 2018 — December 2, 2018	134,411	$59.10	134,411	$125,243
December 3, 2018 — January 6, 2019	780,441	$46.08	780,441	$89,277
January 7, 2019 — February 3, 2019	393,800	$48.60	393,800	$70,137

(1)	Monthly information is presented by reference to our fiscal periods during the fourth quarter ended February 3, 2019.
(2)

Our Board of Directors has approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. The share repurchase program may be modified, suspended or discontinued at any time. As of February 3, 2019, the Company had a total share repurchase authorization of $400,000 which expires at the end of fiscal 2020. On April 2, 2019, our Board of Directors approved an additional $200,000 in authorization under our existing share repurchase program.

Performance Graph

The following performance graph depicts the total returns to shareholders for the period from October 10, 2014 (the date when our common stock first started trading) through February 3, 2019, relative to the performance of the NASDAQ Composite Index, Standard & Poor’s (“S&P”) 600 Small Cap Index and S&P’s 600 Consumer Discretionary Index. All indices shown in the graph have been set at a base of 100 as of October 10, 2014 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Period Ended
	10/10/2014	2/1/2015	1/31/2016	1/29/2017	2/4/2018	2/3/2019
PLAY	$100.00	$179.63	$226.69	$342.50	$298.13	$320.88
S&P 600 Small Cap	$100.00	$110.16	$104.99	$141.75	$161.70	$162.27
S&P 600 Consumer Discretionary	$100.00	$116.77	$103.57	$121.41	$144.21	$146.95
NASDAQ Composite	$100.00	$108.40	$107.90	$132.38	$169.33	$169.87

ITEM 6.	Selected Financial Data

The following selected financial data is qualified in its entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The statement of operations and cash flows data for each of the fiscal years ended February 3, 2019, February 4, 2018, and January 29, 2017 and the balance sheet data as of February 3, 2019 and February 4, 2018 were derived from our audited consolidated financial statements included elsewhere in this Report. The statement of operations and cash flows data for the fiscal year ended January 31, 2016 and February 1, 2015 and the balance sheet data as of January 29, 2017, January 31, 2016, and February 1, 2015 were derived from our audited consolidated financial statements that are not included elsewhere in this Report.

The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. All fiscal years presented herein consist of 52 weeks, except fiscal 2017 (ended February 4, 2018), which consists of 53 weeks.

	Fiscal Year Ended
	February 3, 2019	February 4, 2018	January 29, 2017	January 31, 2016	February 1, 2015
Statement of Operations Data:
Total revenues	$1,265,301	$1,139,791	$1,005,158	$866,982	$746,751
Operating income	161,000	165,772	150,516	110,036	73,861
Net income	117,221	120,949	90,795	59,619	7,636
Balance sheet data (as of end of period):
Cash and cash equivalents	21,585	18,795	20,083	25,495	70,876
Working capital (deficit) (1)	(153,297)	(112,918)	(102,193)	(46,567)	17,140
Property and equipment, net	805,337	726,455	606,865	523,891	436,048
Total assets (2)	1,273,187	1,197,030	1,052,733	1,003,701	944,794
Total debt, net (2)	393,469	366,249	264,128	337,416	423,496
Stockholders’ equity	387,837	421,646	439,452	346,338	258,697
Other data:
Capital expenditures	$216,286	$219,901	$180,577	$162,892	$129,688
Stores open at end of period (3)	121	106	92	81	73
Stores closed during period	—	—	—	2	1
Cash dividends declared per share	$0.30	—	—	—	—
Net income per share of common stock:
Basic	$3.00	$2.93	$2.16	$1.46	$0.22
Diluted	$2.93	$2.84	$2.10	$1.39	$0.21
Weighted average number of shares outstanding:
Basic	39,047,106	41,276,314	41,951,770	40,968,455	35,314,884
Diluted	39,975,122	42,583,009	43,288,592	42,783,905	37,126,048

(1)	Defined as total current assets minus total current liabilities.
(2)	Fiscal 2016 and prior fiscal year balances have been revised to reflect the impact of adopting Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.
(3)	Included in our counts for all periods presented is our store in Duluth (Atlanta), Georgia which permanently closed on March 3, 2019.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included herein. Unless otherwise specified, the meanings of all defined terms in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not a guarantee of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report as a result of various factors, including those set forth in Item 1A “Risk Factors”. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

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

Our stores average 41,000 square feet, range in size between 16,000 and 66,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.

Our Growth Strategies and Outlook

Our growth is based primarily on the following strategies:

•	Build great new stores;

•	Drive our comparable stores sales; and

•	Expand the Dave & Buster’s brand internationally.

For further information about our growth strategies and outlook, see Item 1 “Business – Our Growth Strategies”.

Key Measures of Our Performance

We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales. Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period that have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 86, 76, and 66 stores as of the end of fiscal 2018, 2017 and 2016, respectively.

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. During fiscal 2018, we opened fifteen new stores, eight of which were in new markets.

Non-GAAP Financial Measures

In addition to the results provided in accordance with generally accepted accounting principles (“GAAP”), we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Adjusted EBITDA, Adjusted EBITDA Margin, Store Operating Income Before Depreciation and Amortization and Store Operating Income Before Depreciation and Amortization Margin (defined below). These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. In addition, Adjusted EBITDA excludes pre-opening and other costs which may be important in analyzing our GAAP results. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Our calculations of Adjusted EBITDA adjust for these amounts because they vary from period to period and do not directly relate to the ongoing operations of the currently underlying business of our stores and therefore complicate comparison of the underlying business between periods. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA or Store Operating Income Before Depreciation and Amortization in isolation and also uses other measures, such as revenues, gross margin, operating income and net income to measure operating performance.

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

We believe that Store Operating Income Before Depreciation and Amortization is another useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store level, and thereby enables the comparability of the operating performance of our stores for the periods presented. We also believe that Store Operating Income Before Depreciation and Amortization is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency and performance, and we use Store Operating Income Before Depreciation and Amortization as a means of evaluating store financial performance compared with our competitors. However, because this measure excludes significant items such as general and administrative expenses and pre-opening costs, as well as our interest expense, net and depreciation and amortization expense, which are important in evaluating our consolidated financial performance from period to period, the value of this measure is limited as a measure of our consolidated financial performance.

Presentation of Operating Results

The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. Fiscal 2017, which ended on February 4, 2018, contained 53 weeks. Fiscal 2018 and 2016, which ended on February 3, 2019 and January 29, 2017, respectively, each contained 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Overview

•

Total revenues increased 11% to $1,265,301 in fiscal 2018 compared to $1,139,791 in fiscal 2017. Our revenue growth was primarily influenced by the number of new store openings partially offset by one less week in fiscal 2018.

•	Comparable store sales decreased 1.6% in fiscal 2018 compared to the comparable 52-week period of fiscal 2017, driven by lower customer volumes.

•

Operating income decreased to $161,000 in fiscal 2018 compared to Operating income of $165,772 in fiscal 2017. Fiscal 2018 operating margin was 12.7% compared to 14.5% in fiscal 2017. The decrease in operating margin in fiscal 2018 was primarily driven by the increased margin pressure on occupancy costs associated with our recent store openings and higher operating payroll and benefits as a percentage of sales, partially offset by favorable leverage of general and administrative costs.

•	Earnings per share (“EPS”) for fiscal 2018 increased to $2.93 per diluted share, compared to EPS of $2.84 per diluted share in fiscal 2017.

•

Cash flows from operations were $337,616 in fiscal 2018 compared to $264,672 in fiscal 2017. The increase was primarily due to increased cash flows from additional non-comparable store sales as well as an increase in our net working capital deficit.

•	Capital expenditures were $216,286 in fiscal 2018 compared to $219,901 in fiscal 2017.

Liquidity and Cash Flows

The primary source of cash flow is from our operating activities and availability under the revolving credit facility.

Store-Level Variability, Quarterly Fluctuations, Seasonality and Inflation

We have historically operated stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs.

Our new stores typically open with sales volumes that exceed expected long-term run-rate levels, which we refer to as a “honeymoon” effect. We expect our new store sales volumes in year two to be 10% to 20% lower than year one, and to perform in line with the rest of our comparable store base thereafter. Due to the substantial revenues associated with each new store, the number and timing of new store openings will result in significant fluctuations in quarterly results.

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

Our operating results fluctuate significantly due to seasonal factors. Typically, we have higher revenues associated with the spring and year-end holidays which will continue to be susceptible to the impact of severe or unseasonably mild weather on customer traffic and sales during that period. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to other quarters.

We expect that economic and environmental conditions and changes in regulatory legislation will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although there is no assurance that our cost of products will remain stable or that federal, state or local minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increases or wage rate increases are expected to be partially offset by selected menu or game price increases where competitively appropriate.

Fiscal 2018 Compared to Fiscal 2017

Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income.

	Fiscal Year Ended February 3, 2019		Fiscal Year Ended February 4, 2018
Food and beverage revenues	$536,469	42.4%	$494,816	43.4%
Amusement and other revenues	728,832	57.6	644,975	56.6

Total revenues	1,265,301	100.0	1,139,791	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	139,199	25.9	127,600	25.8
Cost of amusement and other (as a percentage of amusement and other revenues)	81,064	11.1	69,072	10.7

Total cost of products	220,263	17.4	196,672	17.3
Operating payroll and benefits	296,924	23.5	256,724	22.5
Other store operating expenses	384,155	30.4	334,546	29.4
General and administrative expenses	61,521	4.9	59,565	5.2
Depreciation and amortization expense	118,275	9.3	102,766	9.0
Pre-opening costs	23,163	1.8	23,746	2.1

Total operating costs	1,104,301	87.3	974,019	85.5

Operating income	161,000	12.7	165,772	14.5
Interest expense, net	13,113	1.0	8,665	0.7
Loss on debt retirement	—	—	718	0.1

Income before provision for income taxes	147,887	11.7	156,389	13.7
Provision for income taxes	30,666	2.4	35,440	3.1

Net income	$117,221	9.3%	$120,949	10.6%

Change in comparable store sales (1)		(1.6)%		(0.9)%
Company-owned stores open at end of period (2)		121		106
Comparable stores open at end of period		86		76

(1)

The change in comparable store sales in fiscal 2018 has been calculated by shifting forward our 2017 fiscal year comparable store sales results by one week, to account for the fact that our 2017 fiscal year consisted of 53 weeks. The fiscal year 2017 comparable store sales have been adjusted to remove the impact of the 53rd week prior to calculating the year-over-year change percentage.

(2)

Our Duluth (Atlanta), Georgia store which closed after the end of fiscal 2018, on March 3, 2019, is included in our store counts for all periods presented. The number of new store openings during the last two fiscal years were as follows:

	Fiscal Year Ended February 3, 2019	Fiscal Year Ended February 4, 2018
First Quarter	6	4
Second Quarter	5	4
Third Quarter	1	1
Fourth Quarter	3	5

	15	14

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles (in dollars and as percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended February 3, 2019		Fiscal Year Ended February 4, 2018
Net income	$117,221	9.3%	$120,949	10.6%
Interest expense, net	13,113		8,665
Loss on debt retirement	—		718
Provision for income tax	30,666		35,440
Depreciation and amortization expense	118,275		102,766

EBITDA	279,275	22.1%	268,538	23.6%
Loss on asset disposal	1,121		1,863
Share-based compensation	7,422		8,916
Pre-opening costs	23,163		23,746
Other costs (1)	136		(333)

Adjusted EBITDA	$311,117	24.6%	$302,730	26.6%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

Store Operating Income Before Depreciation and Amortization

The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Fiscal Year Ended February 3, 2019		Fiscal Year Ended February 4, 2018
Operating income	$161,000	12.7%	$165,772	14.5%
General and administrative expenses	61,521		59,565
Depreciation and amortization expense	118,275		102,766
Pre-opening costs	23,163		23,746

Store Operating Income Before Depreciation and Amortization	$363,959	28.8%	$351,849	30.9%

Capital Additions

The following table represents total accrual-based additions to property and equipment. Total capital additions do not include any reductions for accrual-based tenant improvement allowances or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Fiscal Year Ended February 3, 2019	Fiscal Year Ended February 4, 2018
New store and operating initiatives	$162,763	$185,449
Games	27,381	18,712
Maintenance capital	20,821	19,160

Total capital additions	$210,965	$223,321

Payments from landlords	$52,099	$40,334

Results of Operations

Revenues

Total revenues increased $125,510 or 11.0%, to $1,265,301 in fiscal 2018 compared to total revenues of $1,139,791 in fiscal 2017. For the year ended February 3, 2019, we derived 28.9% of our total revenue from food sales, 13.5% from beverage sales, 56.8% from amusement sales and 0.8% from other sources. For the year ended February 4, 2018 we derived 29.5% of our total revenue from food sales, 13.9% from beverage sales, 55.8% from amusement sales and 0.8% from other sources.

The net increase in revenues for fiscal 2018 compared to fiscal 2017 were from the following sources:

Comparable stores	$(15,250)
Comparable stores - impact of one less week	(17,551)
Non-comparable stores	163,250
Other	(4,939)

Total	$125,510

The following discussion on comparable store sales has been prepared by comparing fiscal 2018 revenues to fiscal 2017 revenues shifted to a 52-week basis (beginning February 6, 2017 and ending February 4, 2018). We have estimated the impact of the first week of fiscal 2017 to be $19,457.

Comparable store revenue decreased $15,250 or 1.6%, in fiscal 2018 compared to the comparable fifty two weeks of fiscal 2017. Comparable store revenue compared to the prior fiscal year was, in part, negatively impacted by increased competitive pressure and sales transfers to new stores that we opened in markets where we operate. Comparable walk-in revenues, which accounted for 89.7% of comparable store revenue for fiscal 2018, decreased $12,017, or 1.4% compared to the similar period in fiscal 2017. Comparable store special events revenues, which accounted for 10.3% of consolidated comparable store revenue for fiscal 2018, decreased $3,233, or 3.2% compared to the comparable period in fiscal 2017.

Food sales at comparable stores decreased by $9,823, or 3.5%, to $274,262 for fiscal 2018 from $284,085 in the comparable period in fiscal 2017. Beverage sales at comparable stores decreased by $4,858, or 3.6%, to $128,422 for fiscal 2018 from $133,280 in the 2017 comparison period. The decrease in food and beverage unit sales at comparable stores was partially offset by an overall increase in menu prices. Comparable store amusement and other revenues in fiscal 2018 decreased by $569, or 0.1%, to $551,405 from $551,974 in the comparable fifty two weeks of fiscal 2017.

Non-comparable store revenue increased by $163,250 for fiscal 2018 compared to fiscal 2017. The increase in non-comparable store revenue was primarily driven by 815 additional operating store weeks contributed by our thirty-five non-comparable stores. The additional weeks exclude seven operating store weeks in fiscal 2017, due to the shift described above.

Cost of products

The total cost of products was $220,263 for fiscal 2018 and $196,672 for fiscal 2017. The total cost of products as a percentage of total revenues was 17.4% and 17.3% for fiscal 2018 and fiscal 2017, respectively. For the year ended February 3, 2019, the cost of food products was 26.8% of food revenue, the cost of beverage products was 24.2% of beverage revenue, and the amusement and other cost of products was 11.1% of amusement and other revenues. For the year ended February 4, 2018, the cost of food products was 26.6% of food revenue, the cost of beverage products was 24.1% of beverage revenue, and the amusement and other cost of products was 10.7% of amusement and other revenues.

Cost of food and beverage products increased to $139,199 in fiscal 2018 compared to $127,600 for fiscal 2017 due primarily to the increased sales volume at our non-comparable stores. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 10 basis points to 25.9% for fiscal 2018 from 25.8% for fiscal 2017. Higher meat costs resulting from our upgraded burger product, higher commodity costs in poultry coupled with additional weeks featuring our “All You Can Eat” wings promotion compared to fiscal 2017 as well as the impact of our larger non-comparable store group, were partially offset by increases in food and beverage prices.

Cost of amusement and other increased to $81,064 in fiscal 2018 compared to $69,072 in fiscal 2017. The costs of amusement and other, as a percentage of amusement and other revenues, increased 40 basis points to 11.1% for fiscal 2018 from 10.7% for fiscal 2017. The deterioration of amusement and other cost margins was driven primarily by higher provisions for use tax on redemption items in fiscal 2018 partially offset by the favorable margin impact of the year-over-year increase in game play of non-redemption amusement offerings.

Operating payroll and benefits

Total operating payroll and benefits increased by $40,200, or 15.7%, to $296,924 in fiscal 2018 compared to $256,724 in fiscal 2017. This increase was primarily due to labor associated with the additional operating store weeks of our non-comparable stores. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 100 basis points to 23.5% in fiscal 2018 compared to 22.5% for fiscal 2017. This increase was due to an average hourly wage rate increase of approximately 4.5%, incremental amusements labor related to our new proprietary virtual reality platform, higher store-level incentive compensation and payroll related benefits which increased approximately 30 basis points, and unfavorable leverage on decreased comparable store sales.

Other store operating expenses

Other store operating expenses increased by $49,609, or 14.8%, to $384,155 in fiscal 2018 compared to $334,546 in fiscal 2017, primarily due to new store openings. Other store operating expenses as a percentage of total revenues increased 100 basis points to 30.4% in fiscal 2018 compared to 29.4% in fiscal 2017. This increase was due primarily to unfavorable leverage of our occupancy costs on decreased comparable store sales and increased margin pressure on occupancy costs associated with our recent store openings.

General and administrative expenses

General and administrative expenses increased by $1,956, or 3.3%, to $61,521 in fiscal 2018 compared to $59,565 in fiscal 2017. Increases in labor and professional services costs were partially offset by the absence of a prior year $2,550 charge for litigation settlement costs and lower incremental compensation costs related to our share-based awards. General and administrative expenses, as a percentage of total revenues, decreased 30 basis points to 4.9% in fiscal 2018 compared to 5.2% in fiscal 2017, for the same reasons above offset by favorable leverage on revenue increases.

Depreciation and amortization expense

Depreciation and amortization expense increased by $15,509, or 15.1%, to $118,275 in fiscal 2018 compared to $102,766 in fiscal 2017. Increased depreciation due to our 2017 and 2018 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs decreased by $583 to $23,163 in fiscal 2018 compared to $23,746 in fiscal 2017 due to the number and timing of new store openings and stores in development.

Interest expense, net

Interest expense, net increased by $4,448 to $13,113 in fiscal 2018 compared to $8,665 in fiscal 2017 due to both an increase in outstanding debt and an increase in variable interest rates.

Loss on debt refinancing

In connection with the August 17, 2017, debt refinancing (see Note 5 of Notes to Consolidated Financial Statements for further discussion), the Company recorded a charge of $718 during the third quarter of fiscal 2017.

Provision for income taxes

The effective income tax rate decreased to 20.7% in fiscal 2018 compared to 22.7% in fiscal 2017. This decrease in the effective tax rate was favorably impacted by the reduction in the statutory rate from 33.7% to 21.0%, offset by the absence of the revaluation of deferrals of 5.1%, as a result of the Tax Act enacted on December 22, 2017. The impact from the Tax Act was offset by an unfavorable 4.0% impact from lower excess tax benefit associated with share-based compensation and an unfavorable 1.5% impact from state taxes. Other differences from the statutory rate are due to the FICA tip credits and the impact of certain income and expense items which are not recognized for income tax purposes. Refer to Note 6 of Notes to Consolidated Financial Statements, for further information on our income tax provision.

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

The following discussion on comparable store sales has been prepared by comparing fiscal 2017 revenues on a 52-week basis to fiscal 2016 revenues.

Comparable store revenue decreased $7,962, or 0.9%, in fiscal 2017 compared to fiscal 2016. Comparable store revenue compared to the prior fiscal year was, in part, negatively impacted by decreases in our food and beverage unit sales throughout the year, increased pressure from competition, cannibalization of sales from our new store openings and weather-related sales interruptions in the third and fourth quarter. Comparable walk-in revenues, which accounted for 89.2% of comparable store revenue for fiscal 2017, decreased $6,572, or 0.8% compared to fiscal 2016. Comparable store special events revenues, which accounted for 10.8% of consolidated comparable store revenue for fiscal 2017, decreased $1,390, or 1.4% compared to fiscal 2016.

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

Revenue at our 30 non-comparable stores increased $128,616 for fiscal 2017 compared to fiscal 2016. The increase in non-comparable store revenue was primarily driven by 718 additional operating store weeks including an additional 30 store weeks due to our 53-week year.

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

Operating payroll and benefits

Total operating payroll and benefits increased by $27,897, or 12.2%, to $256,724 in fiscal 2017 compared to $228,827 in fiscal 2016. This increase was primarily due to labor associated with 718 additional operating store weeks of our thirty non-comparable stores as well as the impact of the 53rd week on our comparable stores and was partially offset by an approximate $1,300 decrease in store-level incentive compensation. The total cost of operating payroll and benefits, as a percentage of total revenues, decreased 30 basis points to 22.5% in fiscal 2017 compared to 22.8% for fiscal 2016. This decrease was due to lower store-level incentive compensation and payroll related benefits which decreased approximately 40 basis points, partially offset by an hourly wage rate increase of approximately 4.5% and normal labor inefficiencies associated with our non-comparable store base.

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

Loss on debt retirement

In connection with the August 17, 2017, debt refinancing (see Note 5 of Notes to Consolidated Financial Statements for further discussion), the Company recorded a charge of $718 during the third quarter of fiscal 2017.

Provision for income taxes

The effective income tax rate decreased to 22.7% in fiscal 2017 compared to 36.7% in fiscal 2016. This decrease in the effective tax rate primarily reflects a favorable 7.3% impact from the implementation of new accounting guidance in fiscal 2017 that requires the excess tax benefit from exercised stock options and vested restricted stock to be recorded in the income tax provision instead of additional paid-in-capital, and a favorable 6.4% impact from the Tax Cuts and Jobs Act enacted on December 22, 2017. Other differences from the statutory rate are due to the FICA tip credits, state income taxes and the impact of certain income and expense items which are not recognized for income tax purposes. Refer to Note 6 of Notes to Consolidated Financial Statements, for further information on our income tax provision.

Liquidity and Capital Resources

Overview

We finance our activities through cash flow from operations and availability under our existing credit facility. As of February 3, 2019, we had cash and cash equivalents of $21,585, a net working capital deficit of $153,297 and outstanding debt obligations of $394,250. We also had $381,953 in borrowing availability under our existing credit facility.

Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. The share repurchase program may be modified, suspended or discontinued at any time. As of February 3, 2019, the Company had approximately $70,137 remaining of a total $400,000 share repurchase authorization. The existing share repurchase program expires at the end of fiscal 2020. On April 2, 2019, our Board of Directors approved an additional $200,000 in authorization under our existing share repurchase program. Our Board of Directors may authorize additional share repurchases or other capital allocation initiatives, including additional dividends, to return value to shareholders as allowable under our existing credit facility.

We currently have and anticipate that in the future we may continue to have negative working capital balances. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Funds available from sales not needed immediately to pay for operating expenses have typically been used for capital expenditures and payment of long-term debt obligations.

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

Long-term liquidity requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary for new store development and construction, replacement of games and equipment, renovations and other non-recurring capital expenditures that need to be made periodically to our stores, principal and interest payments on our outstanding term loan and scheduled lease obligation payments. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing cash on hand, cash provided by operations, and borrowings under the revolving portion of our credit facility.

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

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Fiscal Year Ended February 3, 2019	Fiscal Year Ended February 4, 2018	Fiscal Year Ended January 29, 2017
Net cash provided by (used in):
Operating activities	$337,616	$264,672	$231,329
Investing activities	(203,808)	(216,623)	(159,485)
Financing activities	(131,018)	(49,337)	(77,256)

Fiscal 2018 Compared to Fiscal 2017

Net cash provided by operating activities was $337,616 for fiscal 2018 compared to $264,672 for fiscal 2017. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales as well as an increase in our net working capital deficit at the end of fiscal 2018 compared to the end of fiscal 2017.

Net cash used in investing activities was $203,808 for fiscal 2018 compared to $216,623 for fiscal 2017. Capital expenditures decreased $3,615 to $216,286 (excluding the decrease in fixed asset accrued liabilities of $5,321) in fiscal 2018 from $219,901 in fiscal 2017. During fiscal 2018, the Company spent $164,734 ($112,635 net of payments from landlords) for new store construction and operating improvement initiatives, $28,826 for game refreshment, and $22,726 for maintenance capital.

Net cash used in financing activities was $131,018 for fiscal 2018 compared to cash used in financing activities of $49,337 for fiscal 2017. Fiscal 2018 included repurchases of common stock of approximately $149,000 and dividend payments of $11,570, offset by net borrowings of debt of $27,000. Fiscal 2017 cash used in financing activities included repurchases of common stock of approximately $152,000, offset by net borrowings of debt of $102,500.

We plan on financing future growth through existing cash on hand, future operating cash flows, debt facilities and tenant improvement allowances from landlords. We expect to spend between $231,000 to $241,000 ($190,000 to $200,000 net of payments from landlords) on capital additions during fiscal 2019. The fiscal 2019 additions are expected to include approximately $184,000 to $194,000 ($143,000 to $153,000 net of payments from landlords) for new store construction and operating improvement initiatives, $20,000 for game refreshment and $27,000 in maintenance capital. A portion of the 2019 new store spend is related to stores that will be under construction in 2019 but will not be open until 2020.

Fiscal 2017 Compared to Fiscal 2016

Net cash provided by operating activities was $264,672 for fiscal 2017 compared to $231,329 for fiscal 2016. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable store sales and additional sales related to the 53rd week in fiscal 2017.

Net cash used in investing activities was $216,623 for fiscal 2017 compared to $159,485 for fiscal 2016. Capital expenditures increased $39,324 to $219,901 (excluding the increase in fixed asset accrued liabilities of $3,420) in fiscal 2017 from $180,577 in fiscal 2016. During fiscal 2017, the Company spent $166,675 ($126,341 net of payments from landlords) for new store construction, $19,024 for game refreshment, $17,361 for maintenance capital and $16,841 related to a major remodel project on four existing stores, several smaller scale remodel projects and operating improvement initiatives.

Net cash used in financing activities was $49,337 for fiscal 2017 compared to cash used in financing activities of $77,256 for fiscal 2016. Fiscal 2017 included net borrowings of debt of $102,500, offset by repurchases of common stock of approximately $152,000. Fiscal 2016 primarily included net repayments of debt of $73,500 and repurchases of common stock of approximately $28,800.

Contractual Obligations and Commercial Commitments

The following table sets forth the contractual obligations and commercial commitments as of February 3, 2019:

Payment due by period

	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Credit Facility (1)	$394,250	$15,000	$30,000	$349,250	$—
Interest requirements (2)	49,490	14,685	27,672	7,133	—
Operating leases (3)	1,786,828	122,501	229,550	204,974	1,229,803

Total	$2,230,568	$152,186	$287,222	$561,357	$1,229,803

(1)

The Credit Facility includes a $300,000 term loan facility and $500,000 revolving credit facility. As of February 3, 2019, we had borrowings of $281,250 under the term loan facility and borrowings of $113,000 under the revolving credit facility.

(2)

The cash obligations for interest requirements are based on debt levels in effect on February 3, 2019, adjusted for scheduled principal payments on the term loan facility and using a 3.75% interest rate.

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

Critical accounting policies and estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and require the greatest amount of judgment by management. Judgment or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgment that is involved in preparing the consolidated financial statements.

Accounting for amusement operations. Amusement revenue is derived primarily from customer purchases of game play credits on Power Cards which allow our customers to play the video and redemption games in our Midways. We have recognized a liability for the estimated amount of unused game play credits, which we believe our customers will utilize in the future based on credits remaining on Power Cards, historic utilization patterns and revenue per game play credit sold. For fiscal 2018, a hypothetical 10% increase in estimated future customer utilization would have decreased revenues by approximately $7,000, as a result of additional amounts deferred from sales of game play credits.

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

Recent accounting pronouncements.

Refer to Note 1 of Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We are exposed to market price fluctuation in food and beverage product prices. Given the historical volatility of certain of our food product prices, including proteins, seafood, produce, dairy products, and cooking oil, these fluctuations can materially impact our food costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. Additionally, the cost of purchased materials may be influenced by tariffs and other trade regulations which are outside of our control. To the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. Currently, we do not use financial instruments to hedge our commodity risk.

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

Subsequent to the end of fiscal 2018, the Company entered into an interest rate swap agreement with a notional amount of $350,000 to manage our exposure to interest rate movements on our variable rate credit facility. The agreement will in effect, convert the floating interest rate to a fixed interest rate of 2.5% plus a spread from the effective date of February 28, 2019 through the term of our existing credit facility.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of leasing and constructing our stores is subject to inflationary increases in the costs of labor and material.

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

In general, we have been able to partially offset cost increases resulting from inflation by increasing menu or game prices, improving productivity, or other operating changes. We may or may not be able to offset cost increases in the future.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 3, 2019. Based upon that evaluation, our CEO and CFO concluded that, as of February 3, 2019, such disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2019 based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included reviewing the documentation of controls, evaluating the design effectiveness of controls, testing of the operating effectiveness of controls and concluding on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of February 3, 2019.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of February 3, 2019, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements

See Pages F-1 to F-24 of this Report.

(2)	Financial Statement Schedules

None.

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on June 12, 2017 (No. 001-35664))

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on June 12, 2017 (No. 001-35664))

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

10.1	Form of Employee Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and the various executive officers of Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.2	Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-4 Registration Statement filed by Dave & Buster’s, Inc. on August 11, 2010 (No. 333-168759))

10.3	Amendment No. 1 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s, Inc. on June 15, 2011) (No. 001-15007)

10.4	Amendment No. 2 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by Dave & Buster’s, Inc. on April 16, 2013) (No. 001-15007)

10.5	Dave & Buster’s Entertainment, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on October 9, 2014 (No. 333-199239))

10.6	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.7	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.8 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.8	Form of Restricted Stock Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.9 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

Exhibit Number	Description

10.9	Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.10 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.10	Dave & Buster’s Select Executive Retirement Plan as amended and restated by Dave & Buster’s I, L.P., effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 8, 2014 (No. 333-198641))

10.11	Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.12 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

10.12	Credit Agreement, dated as of August 17, 2017 by and among Dave & Buster’s Holdings, Inc., Dave & Buster’s Inc. (“the Borrower”) the direct and indirect Subsidiaries of the Borrower from time to time party thereto, as guarantors, the several financial institutions from time to time party thereto, as lenders, Bank of America, N.A., as administrative agent, and Wells Fargo, National Association, as syndication agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Brian A. Jenkins, Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Joe DeProspero, Interim Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Brian A. Jenkins, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joe DeProspero, Interim Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware Corporation

Date: April 2, 2019	By:	/s/ Joe DeProspero
Joe DeProspero
Interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Brian A. Jenkins and Rob W. Edmund, or either of them, each acting alone, his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on April 2, 2019.

Signature		Title
By:	/s/ Brian A. Jenkins	Chief Executive Officer and Director
	Brian A. Jenkins	(Principal Executive Officer)

By:	/s/ Joe DeProspero	Interim Chief Financial Officer
	Joe DeProspero	(Principal Financial and Accounting Officer)

By:	/s/ Stephen M. King	Chairman of the Board
Stephen M. King

By:	/s/ Victor L. Crawford	Director
Victor L. Crawford

By:	/s/ Hamish A. Dodds	Director
Hamish A. Dodds

By:	/s/ Michael J. Griffith	Director
Michael J. Griffith

By:	/s/ Jonathan S. Halkyard	Director
Jonathan S. Halkyard

Signature		Title

By:	/s/ Patricia H. Mueller	Director
Patricia H. Mueller

By:	/s/ Kevin M. Sheehan	Director
Kevin M. Sheehan

By:	/s/ Jennifer Storms	Director
Jennifer Storms

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dave & Buster’s Entertainment, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Dave & Buster’s Entertainment, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2019 and February 4, 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended February 3, 2019, February 4, 2018, and January 29, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated April 2, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

April 2, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Dave & Buster’s Entertainment, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dave & Buster’s Entertainment, Inc. and subsidiaries (the Company) as of February 3, 2019 and February 4, 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended February 3, 2019, February 4, 2018, and January 29, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2019 and February 4, 2018, and the results of its operations and its cash flows for each of the fiscal years ended February 3, 2019, February 4, 2018, and January 29, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 2, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Dallas, Texas

April 2, 2019

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	February 3, 2019	February 4, 2018
ASSETS
Current assets:
Cash and cash equivalents	$21,585	$18,795
Inventories	27,315	27,560
Prepaid expenses	20,713	19,052
Income taxes receivable	1,880	4,867
Other current assets	19,600	24,633

Total current assets	91,093	94,907
Property and equipment (net of $578,178 and $474,330 accumulated depreciation as of February 3, 2019 and February 4, 2018, respectively)	805,337	726,455
Deferred tax assets	6,736	7,789
Tradenames	79,000	79,000
Goodwill	272,625	272,566
Other assets and deferred charges	18,396	16,313

Total assets	$1,273,187	$1,197,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,000	$15,000
Accounts payable	60,427	54,627
Accrued liabilities	157,164	135,161
Income taxes payable	11,799	3,037

Total current liabilities	244,390	207,825
Deferred income taxes	14,634	10,213
Deferred occupancy costs	223,678	184,994
Other liabilities	24,179	21,103
Long-term debt, net	378,469	351,249
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 43,177,476 shares at February 3, 2019 and 42,660,806 shares at February 4, 2018; outstanding: 37,522,085 shares at February 3, 2019 and 40,102,085 shares at February 4, 2018	432	427
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	331,255	320,488
Treasury stock, 5,655,391 and 2,558,721 shares as of February 3, 2019 and February 4, 2018, respectively	(297,129)	(147,331)
Accumulated other comprehensive loss	(683)	(249)
Retained earnings	353,962	248,311

Total stockholders’ equity	387,837	421,646

Total liabilities and stockholders’ equity	$1,273,187	$1,197,030

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Fiscal Year Ended February 3, 2019	Fiscal Year Ended February 4, 2018	Fiscal Year Ended January 29, 2017
Food and beverage revenues	$536,469	$494,816	$452,140
Amusement and other revenues	728,832	644,975	553,018

Total revenues	1,265,301	1,139,791	1,005,158
Cost of food and beverage	139,199	127,600	114,946
Cost of amusement and other	81,064	69,072	65,354

Total cost of products	220,263	196,672	180,300
Operating payroll and benefits	296,924	256,724	228,827
Other store operating expenses	384,155	334,546	287,322
General and administrative expenses	61,521	59,565	54,474
Depreciation and amortization expense	118,275	102,766	88,305
Pre-opening costs	23,163	23,746	15,414

Total operating costs	1,104,301	974,019	854,642

Operating income	161,000	165,772	150,516
Interest expense, net	13,113	8,665	6,985
Loss on debt retirement	—	718	—

Income before provision for income taxes	147,887	156,389	143,531
Provision for income taxes	30,666	35,440	52,736

Net income	117,221	120,949	90,795

Unrealized foreign currency translation gain (loss)	(434)	474	247

Total comprehensive income	$116,787	$121,423	$91,042

Net Income per share:
Basic	$3.00	$2.93	$2.16
Diluted	$2.93	$2.84	$2.10
Weighted average shares used in per share calculations:
Basic	39,047,106	41,276,314	41,951,770
Diluted	39,975,122	42,583,009	43,288,592
Cash dividends per share	$0.30	$—	$—

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 31, 2016	41,618,933	$416	$280,828	—	$—	$(970)	$66,064	$346,338

Net income	—	—	—	—	—	—	90,795	90,795
Unrealized foreign currency translation gain	—	—	—	—	—	247	—	247
Share-based compensation	—	—	5,828	—	—	—	—	5,828
Issuance of common stock	850,637	9	4,351	—	—	—	—	4,360
Excess income tax benefit related to share-based compensation plans	—	—	19,304	—	—	—	—	19,304
Repurchase of common stock	—	—	—	566,756	(28,825)	—	—	(28,825)
Issuance of treasury stock	—	—	(81)	(301,773)	14,008	—	(12,522)	1,405

Balance January 29, 2017	42,469,570	425	310,230	264,983	(14,817)	(723)	144,337	439,452

Net income	—	—	—	—	—	—	120,949	120,949
Unrealized foreign currency translation gain	—	—	—	—	—	474	—	474
Share-based compensation	—	—	8,916	—	—	—	—	8,916
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	782	782
Issuance of common stock	191,236	2	1,342	—	—	—	—	1,344
Repurchase of common stock	—	—	—	2,636,616	(151,913)	—	—	(151,913)
Issuance of treasury stock	—	—	—	(342,878)	19,399	—	(17,757)	1,642

Balance February 4, 2018	42,660,806	427	320,488	2,558,721	(147,331)	(249)	248,311	421,646

Net income	—	—	—	—	—	—	117,221	117,221
Unrealized foreign currency translation loss	—	—	—	—	—	(434)	—	(434)
Dividends ($0.30 per share)	—	—	—	—	—	—	(11,570)	(11,570)
Share-based compensation	—	—	7,422	—	—	—	—	7,422
Issuance of common stock	516,670	5	3,345	—	—	—	—	3,350
Repurchase of common stock	—	—	—	3,096,670	(149,798)	—	—	(149,798)

Balance February 3, 2019	43,177,476	$432	$331,255	5,655,391	$(297,129)	$(683)	$353,962	$387,837

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended February 3, 2019	Fiscal Year Ended February 4, 2018	Fiscal Year Ended January 29, 2017
Cash flows from operating activities:
Net income	$117,221	$120,949	$90,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	118,275	102,766	88,305
Deferred taxes	5,474	(8,845)	6,961
Excess income tax benefit related to share-based compensation plans	—	—	(19,304)
Loss on debt refinancing	—	718	—
Loss on disposal of fixed assets	1,121	1,863	1,533
Share-based compensation	7,422	8,916	5,828
Other, net	1,049	881	1,467
Changes in assets and liabilities:
Inventories	245	(5,700)	(2,331)
Prepaid expenses	(1,661)	(3,224)	(2,874)
Income tax receivable	2,987	1,034	(1,755)
Other current assets	4,705	(13,361)	6,032
Other assets and deferred charges	(2,523)	(224)	487
Accounts payable	11,122	(4,071)	832
Accrued liabilities	21,329	22,394	14,431
Income taxes payable	8,762	345	19,299
Deferred occupancy costs	38,958	37,702	20,156
Other liabilities	3,130	2,529	1,467

Net cash provided by operating activities	337,616	264,672	231,329

Cash flows from investing activities:
Capital expenditures	(216,286)	(219,901)	(180,577)
Proceeds from sale-leaseback transactions	11,571	—	20,262
Proceeds from insurance	541	—	—
Proceeds from sales of property and equipment	366	78	30
Collections on notes receivable	—	3,200	800

Net cash used in investing activities	(203,808)	(216,623)	(159,485)

Cash flows from financing activities:
Proceeds from debt	265,000	509,000	97,000
Payments of debt	(238,000)	(406,500)	(170,500)
Debt issuance costs	—	(2,910)	—
Repurchase of common stock	(149,125)	(151,913)	(28,825)
Repurchases of common stock to satisfy employee withholding tax obligations	(673)	—	—
Dividends paid	(11,570)	—	—
Proceeds from the exercise of stock options	3,350	1,344	4,360
Proceeds from issuance of treasury stock	—	1,642	1,405
Excess income tax benefit related to share-based compensation plans	—	—	19,304

Net cash used in financing activities	(131,018)	(49,337)	(77,256)

Increase (decrease) in cash and cash equivalents	2,790	(1,288)	(5,412)
Beginning cash and cash equivalents	18,795	20,083	25,495

Ending cash and cash equivalents	$21,585	$18,795	$20,083

Supplemental disclosures of cash flow information:
Increase (decrease) in fixed asset accounts payable	$(5,321)	$3,420	$11,610
Cash paid for income taxes, net	$13,464	$43,072	$28,213
Cash paid for interest, net	$12,247	$7,853	$6,603

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1: Description of the Business and Summary of Significant Accounting Policies

Description of the business — Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. As of February 3, 2019, we owned and operated 121 stores located in 39 states, Puerto Rico and one Canadian province. Subsequently, we closed a store in Duluth (Atlanta), Georgia on March 3, 2019.

We own and operate two stores outside of the United States, in the Canadian province of Ontario. These stores generated revenues of approximately $18,848, $20,075 and $13,369 in fiscal 2018, 2017 and 2016, respectively. As of February 3, 2019, less than 2.0% of our long-lived assets were located outside of the United States.

Principles of consolidation — The accompanying consolidated financial statements include the accounts of D&B Entertainment and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year — The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Fiscal 2018, which ended on February 3, 2019, contained 52 weeks. Fiscal 2017, which ended on February 4, 2018, contained 53 weeks. Fiscal 2016, which ended on January 29, 2017, contained 52 weeks. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks.

Use of estimates — The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates.

Cash and cash equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. Book overdrafts of $12,782 and $3,416 are presented in “Accounts payable” in the Consolidated Balance Sheets as of February 3, 2019 and February 4, 2018, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows. The adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash and ASU 2016-15, Statement of Cash Flows (Topic 230) during the current fiscal year did not have an impact on our consolidated financial statements. As of February 3, 2019, the Company had no restricted cash.

Concentration of credit risk — Cash and cash equivalents are maintained with multiple financial institutions. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company holds cash and cash equivalents at financial institutions in excess of amounts covered by the Federal Deposit Insurance Corporation.

Inventories — Inventories consist of food, beverages, amusement merchandise and other supplies and are stated at the lower of cost (first-in, first-out method) or net realizable value. We record inventory reserves for obsolete and slow-moving inventory.

Other current assets — Other current assets include receivables for tenant improvement allowances of $10,742 and $14,941 as of February 3, 2019 and February 4, 2018, respectively, primarily related to our new store openings. We consider the concentration of credit risk for tenant improvement allowance receivables from landlords to be minimal due to the payment histories and general financial condition of our landlords.

Property and equipment — Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Estimated depreciable lives for the categories of property and equipment follows:

Estimated Depreciable Lives (In Years)
Building and building improvements	5-40
Leasehold improvements	5-20
Furniture, fixtures and equipment	3-10
Games	3-20

Expenditures that extend the life, increase capacity or improve the safety or the efficiency of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Application development stage costs for significant internally-developed software projects are capitalized and amortized as part of furniture, fixtures and equipment. Interest cost on funds used during the acquisition period of significant capital assets are capitalized as part of the asset and depreciated. Gains and losses related to store property and equipment disposals are recorded in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.

We evaluate our property and equipment annually or more frequently if an event occurs or circumstances change that would indicate that the carrying values of these long-lived assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans. If the carrying amount is not recoverable, we record an impairment charge, if any, for the excess of the carrying amount over the fair value, which is estimated based on discounted projected future operating cash flows of the store over the remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk. No impairment charges were recognized in fiscal 2018, 2017 or 2016.

Goodwill and tradenames — The carrying amount of goodwill is impacted by foreign currency translation adjustments. The foreign currency translation adjustment increased goodwill by $59 and decreased goodwill by $63 during fiscal 2018 and fiscal 2017, respectively. Goodwill and tradenames which have an indefinite useful life, are not subject to amortization, and are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. Goodwill and tradenames are evaluated at year end at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit.

When evaluating goodwill and tradenames for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that its reporting unit or tradenames are impaired. For fiscal year 2018, 2017 and 2016, there was no impairment to our goodwill or tradenames.

Other intangible assets — The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and are tested for impairment annually by comparing the estimated fair value of each asset with their carrying amount. The balance of transferable liquor licenses was $3,837 and $3,398 at the end of fiscal 2018 and fiscal 2017, respectively. Other intangible assets also include intellectual property licenses associated with some of our proprietary amusement offerings. Intellectual license costs are amortized over the respective term of the license agreements and the related amortization of $259 in fiscal 2018 is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income. The weighted average term of the license agreements is approximately five years and the unamortized balance of our intellectual property licenses was $2,029 at February 3, 2019.

Amortization expense in fiscal 2018, 2017 and 2016 includes $188, $588 and $1,399, respectively, of amortization associated with our trademarks, which were fully amortized as of the end of fiscal 2017, and our customer relationships, which had an unamortized balance of $61 as of February 3, 2019. Other intangible assets, net of any applicable accumulated amortization, are included in “Other assets and deferred charges” on the Consolidated Balance Sheets.

Debt issuance costs — The Company capitalizes certain costs incurred in connection with borrowings or establishment of credit facilities, and these costs are amortized as interest expense over the life of the borrowing or life of the related debt facility. Debt issuance costs on the revolving portion of our credit facility of $2,026 and $2,597 at the end of fiscal 2018 and fiscal 2017, respectively, are included in “Other assets and deferred charges” in the Consolidated Balance Sheets. Debt issuance costs on the term loan portion of our credit facility are reported as a direct reduction from the carrying amount of our debt.

Fair value of financial instruments — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date under current market conditions. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level One inputs are quoted prices available for identical assets or liabilities in active markets; Level Two inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; and Level Three inputs are unobservable and reflect management’s own assumptions.

The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and other current liabilities approximate fair value because of their short-term nature. We believe that the carrying amount of our credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s credit facility was determined to be a Level Two instrument as defined by GAAP.

Revenue recognition — During the first quarter of 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the cumulative-effect method. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption did not have an impact in our consolidated financial statements, other than the enhancement of our disclosures related to our revenue-generating activities.

Food and beverage revenues are recognized when payment is tendered at the point of sale. Amusement revenues are primarily recognized upon utilization of game play credits on Power Cards purchased and used by customers to activate most of the video and redemption games. We have deferred a portion of revenues for the estimated unfulfilled performance obligations related to unused game play credits which we believe our customers will utilize in the future. Our estimates are based on an analysis of credits remaining on Power Cards, historic utilization patterns and revenue per game play credit sold. Total deferred amusement revenue is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the fiscal year ended February 3, 2019, we recognized revenue of approximately $19,300 related to the amount in deferred amusement revenue as of the end of fiscal 2017.

We sell gift cards, which do not have expiration dates, and we do not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards upon redemption by the customer. For unredeemed gift cards that the Company expects to be entitled to breakage and for which there is not a legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. Recognized gift card breakage revenue is included in “Amusements and other revenues” in the Consolidated Statements of Comprehensive Income. The contract liability related to our gift cards is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the fiscal year ended February 3, 2019, we recognized revenue of approximately $4,000 related to the amount in deferred gift card revenue as of the end of fiscal 2017, of which approximately $660 was gift card breakage revenue.

Revenues are reported net of sales-related taxes collected from customers to be remitted to governmental taxing authorities. Sales tax collected is included in “Accrued liabilities” until the taxes are remitted to the appropriate taxing authorities. Certain of our promotional programs include multiple performance obligations that are discounted from the standalone selling prices. We allocate the entire discount to the amusement performance obligation.

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

Advertising costs — Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. Advertising costs expensed were $40,767, $37,876 and $33,795 in fiscal 2018, 2017 and 2016, respectively. Advertising costs are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.

Leases — We currently lease the building or site of all of our stores under operating leases. The Company’s lease agreements generally contain rent holidays and/or escalating rent clauses. The Company recognizes minimum rent expense on a straight-line basis over the lease term, which includes reasonably assured renewal periods. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as deferred rent within “Accrued liabilities” or “Deferred occupancy costs” in the Consolidated Balance Sheets. Tenant improvement allowances are also recorded in “Accrued liabilities or “Deferred occupancy costs” and amortized as reductions of lease rent expense ratably over the lease term.

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

Self-insurance programs — The Company utilizes a self-insurance plan for health, general liability and workers’ compensation coverage. To limit our exposure to losses, we maintain stop-loss coverage through third-party insurers. Losses are accrued based on the Company’s historical claims experience and loss reserves, assisted by independent third-party actuaries. The estimated cost to settle reported claims and incurred but unreported claims is included in “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets.

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

The calculation of tax liabilities involves judgment and evaluation of uncertainties in the interpretation of federal and state tax regulations. As a result, we have established accruals for taxes that may become payable in future years as a result of audits by tax authorities. Tax accruals are reviewed regularly pursuant to accounting guidance for uncertainty in income taxes. Tax accruals are adjusted as events occur that affect the potential liability for taxes such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a certain issue. Accordingly, we may experience significant changes in tax accruals in the future, if or when such events occur.

After the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), the Company began recording excess tax benefits or shortfalls to the provision for income taxes in the Consolidated Statements of Comprehensive Income beginning in fiscal 2017. In prior years, any similar excess tax benefits were recorded as an adjustment to additional paid-in capital in the Consolidated Balance Sheets. The Company recorded excess tax benefits of $4,998 and $11,491 in fiscal 2018 and fiscal 2017, respectively, to the provision for income taxes in the Consolidated Statements of Comprehensive Income. In connection with the adoption of the new accounting guidance in fiscal 2017 we recorded an adjustment to retained earnings of $782 to recognize deferred tax assets related to certain state net operating loss carryforwards attributable to excess tax benefits in share-based compensation that had not been previously recognized in additional paid-in capital.

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

Recent accounting pronouncements — In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This new guidance requires the recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and corresponding right-of-use assets on the balance sheet for most leases, along with requirements for enhanced disclosures of key information about its leasing arrangements. This guidance is effective for the Company in fiscal 2019, with early adoption permitted, and modified retrospective application is required with an option to not restate comparative periods in the period of adoption.

The Company will adopt this guidance during our first quarter of fiscal 2019 without restating comparative periods and recognizing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to elect to apply the package of practical expedients that permit us to not reassess existing contracts for embedded leases or to reassess lease classification or initial direct costs. We also plan to make policy elections not to apply the balance sheet recognition requirements for qualifying short-term leases and not to separate non-lease components from lease components, as applicable, to our facility leases.

The adoption of this guidance is expected to have a material impact on our Consolidated Balance Sheets. We expect to recognize additional operating liabilities of approximately $1,050,000 to $1,175,000 for existing operating leases, based on the present value of the remaining minimum rental payments. We expect to recognize the corresponding right-of-use assets of approximately $825,000 to $925,000, which includes the change in presentation of approximately $225,000 to $250,000 of deferred occupancy costs. We estimate the cumulative effect reduction to the opening balance sheet of retained earnings from adjustments resulting from adoption of this guidance to be approximately $150, net of tax.

The Company has not yet finalized quantifying the impact, if any, of leases included in certain other contracts and may identify other impacts. The Company also continues to evaluate the impact the adoption of this new guidance will have on financial statement disclosures, in addition to evaluating business processes and internal controls related to lease accounting to assist in the ongoing application of the new guidance. The new guidance is not expected to impact any covenants related to the Company’s long-term debt because the current credit facility agreements specify that covenant ratios be calculated using GAAP in effect at the time the credit facility agreements were entered.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements for fair value measurements. The update is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this new standard on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other — Internal Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs. The new standard requires the capitalized implementation costs of a hosting arrangement that is a service contract to be expensed over the term of the hosting arrangement and to present the expense in the same line item in the Consolidated Statements of Comprehensive Income as the fees associated with the hosting element of the arrangement. This update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. We early adopted this guidance during fiscal 2018, and there was no significant impact upon adoption. Capitalized implementation costs are included in “Prepaid expenses” in the Consolidated Balance Sheets.

Note 2: Inventories

Inventories consist of the following for the fiscal years ended:

	February 3, 2019	February 4, 2018
Operating store—food and beverage	$7,617	$6,977
Operating store—amusement	9,258	8,964
Corporate—amusement, supplies and other	10,440	11,619

	$27,315	$27,560

Amusement inventory includes electronics, plush toys and small novelty and other items used as redemption prizes for certain midway games, as well as supplies needed for midway operations.

Note 3: Property and Equipment

Property and equipment consist of the following for the fiscal years ended:

	February 3, 2019	February 4, 2018
Land	$2,444	$3,608
Buildings and building improvements	17,153	25,222
Leasehold improvements	698,328	597,649
Furniture, fixtures and equipment	338,605	287,418
Games	251,819	204,593
Construction in progress	75,166	82,295

Total cost	1,383,515	1,200,785
Accumulated depreciation	(578,178)	(474,330)

Property and equipment, net	$805,337	$726,455

Depreciation expense totaled $118,087 for fiscal 2018, $102,178 for fiscal 2017, and $86,906 for fiscal 2016.

During fiscal 2018, we purchased land in Wichita, Kansas in the amount of $2,444. Additionally, during fiscal 2018, we completed a sale-leaseback transaction under which we sold the land and buildings of one of our stores to an unrelated party, we recorded net proceeds from the sale of $11,571 and a loss of $13 on the transaction. During fiscal 2016, we completed sale-leaseback transactions under which we sold the land and buildings of two of our stores to an unrelated party, and recorded net proceeds from the sales of $20,262. Gains of $126 realized from the fiscal 2016 sale-leaseback transactions were deferred and are being amortized over the initial lease term of the respective leases. All leases entered into as a result of the sale-leaseback transactions are classified as operating leases.

Note 4: Accrued Liabilities

Accrued liabilities consist of the following as of the fiscal years ended:

	February 3, 2019	February 4, 2018
Deferred amusement revenue	$44,232	$33,806
Compensation and benefits	24,280	19,959
Amusement redemption liability	19,911	18,041
Rent	17,982	16,478
Deferred gift card revenue	9,450	7,583
Property taxes	7,278	6,054
Current portion of long term insurance	5,900	4,600
Sales and use taxes	5,226	5,191
Utilities	4,032	3,554
Customer deposits	3,731	3,250
Inventory liabilities	2,876	4,336
Other (Refer to Note 10)	12,266	12,309

Total accrued liabilities	$157,164	$135,161

Note 5: Debt

Long-term debt consists of the following as of the fiscal years ended:

	February 3, 2019	February 4, 2018
Credit Facility—term	$281,250	$296,250
Credit Facility—revolver	113,000	71,000

Total debt outstanding	394,250	367,250
Less current installments—term	(15,000)	(15,000)
Less debt issuance costs—term	(781)	(1,001)

Long-term debt, net	$378,469	$351,249

On August 17, 2017, we entered a senior secured credit facility that provides a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. The $500,000 revolving credit facility includes a $35,000 letter of credit sub-facility and a $15,000 swing loan sub-facility. The revolving credit facility is available to provide financing for general purposes. Principal payments on the term loan facility of $3,750 per quarter are required beginning December 31, 2017 through maturity, when the remaining balance is due. Our current credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of February 3, 2019, we had letters of credit outstanding of $5,047 and $381,953 of borrowing available under our credit facility.

At the time of the refinancing in fiscal 2017, the majority of proceeds from this senior secured credit facility was used to refinance in full the May 15, 2015 credit facility (of which $291,000 was outstanding) and to pay related interest and expenses. We incurred debt costs of $2,910, of which $397 was expensed as a loss on debt refinancing, and the remaining debt costs are being amortized over the life of the credit facility. The total loss on debt refinancing during fiscal 2017, including a portion of unamortized debt costs written off, was $718.

The interest rates per annum applicable to loans, other than swing loans, under our existing credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swing loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at

LIBOR plus a spread ranging from 1.25% to 2.00% for the term loans and the revolving loans. The stated weighted average interest rate at February 3, 2019 was 3.75%. The fiscal 2018 weighted average effective interest rate was 3.84%. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our credit facility contains restrictive covenants that, among other things, place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our credit facility requires us to maintain certain financial ratio covenants. As of February 3, 2019, the Company was in compliance with the restrictive and financial ratio covenants of our credit facility.

Future debt obligations — Below is our future debt principal payment obligations as of February 3, 2019 by fiscal year:

2019	$15,000
2020	15,000
2021	15,000
2022	349,250
Thereafter	—

Total future payments	$394,250

Interest expense, net — The following tables set forth our recorded interest expense, net for the fiscal years ended:

	February 3, 2019	February 4, 2018	January 29, 2017
Interest expense on credit facilities	$13,408	$8,697	$6,896
Amortization of issuance cost and discount	792	739	674
Interest income	(136)	(224)	(271)
Capitalized interest	(1,009)	(786)	(462)
Change in fair value of interest rate cap	58	239	148

Total interest expense, net	$13,113	$8,665	$6,985

Note 6: Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, creating a territorial tax system, allowing for immediate expensing of certain qualified property, modifying or repealing many business deductions and credits, implementing a deemed repatriation transition tax, and providing other incentives. In response to the Tax Act, on December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment and provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. During fiscal 2018, there was no material changes to the provisional amount recorded in fiscal 2017.

Our federal statutory rate for fiscal 2018 is 21.0% and fiscal 2017 was 33.7%.

The following table sets forth our provision for income taxes for the fiscal years ended:

	February 3, 2019	February 4, 2018	January 29, 2017
Current provision:
Federal	$13,456	$35,195	$35,596
State and local	10,730	9,112	10,107
Foreign	1,006	(22)	72

Total current provision	25,192	44,285	45,775

Deferred provision (benefit):
Federal	5,029	(5,697)	7,318
State and local	(228)	(2,885)	(287)
Foreign	673	(263)	(70)

Total deferred provision (benefit)	5,474	(8,845)	6,961

Provision for income taxes	$30,666	$35,440	$52,736

The following tables set forth the significant components of our deferred assets and liabilities as of the fiscal years ended:

	February 3, 2019	February 4, 2018
Deferred tax assets:
Deferred revenue and redemption ticket liability	$18,503	$14,994
Leasing transactions	16,678	12,891
Accrued liabilities	5,510	4,631
Workers compensation and general liability insurance	4,103	3,386
Share-based compensation	5,991	5,289
Net operating loss carryovers	3,177	3,715
Indirect benefit of unrecognized tax benefits	574	398
Other	2,431	2,626

Total	56,967	47,930
Valuation allowance	(1,341)	(402)

Total deferred tax assets, net of valuation allowance	55,626	47,528

Deferred tax liabilities:
Trademark/tradename	(21,498)	(21,413)
Property and equipment	(40,171)	(25,797)
Other	(1,855)	(2,742)

Total deferred tax liabilities	(63,524)	(49,952)

Net deferred tax liabilities	$(7,898)	$(2,424)

Reported as:
Deferred tax assets, net—noncurrent	6,736	7,789
Deferred tax liablities, net—noncurrent	(14,634)	(10,213)

Net deferred tax liabilities	$(7,898)	$(2,424)

At February 3, 2019, we had a valuation allowance of $1,341 against our deferred tax assets. The ultimate realization of our deferred tax assets is dependent on the generation of future taxable income in the jurisdiction and during periods in which temporary differences become deductible. In assessing the realizability of our deferred tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of recent historical taxable income, consistent generation of annual taxable income, and estimations of future taxable income, we have concluded that it is more likely than not that we will realize the federal tax benefits associated with most of our deferred tax assets. The Tax Act repealed the performance-based compensation exception to the executive compensation limitation. A transition rule applies that allows payments to qualify for the exception if the payments are made pursuant to a written binding contract that was in effect on November 2, 2017 and has not since been materially modified. A valuation allowance of $409 was recorded in fiscal 2018 to reduce the portion of deferred tax assets related to executive compensation payments made pursuant to contracts in effect after November 2, 2017 to an amount which we believe will ultimately be realized. We assessed the realizability of the deferred tax assets associated with state taxes, foreign taxes and uncertain tax positions and have concluded that it is more likely than not that we will realize only a portion of these benefits. Accordingly, we have established a valuation allowance to reduce those deferred tax assets to an amount which we believe will ultimately be realized.

As of February 3, 2019, we have $61,402 of state net operating loss carryforwards, which expire beginning 2019 through 2038.

The following table sets forth the change in unrecognized tax benefits excluding interest, penalties and related income tax benefits for the fiscal years ended:

	February 3, 2019	February 4, 2018	January 29, 2017
Balance at beginning of year	$1,568	$1,348	$1,263
Additions for tax positions of current year	437	290	240
Additions for tax positions of prior years	435	—	—
Reductions for tax positions of prior years	(30)	(31)	(76)
Lapse of statute of limitations	(77)	(39)	(79)

Balance at end of year	$2,333	$1,568	$1,348

The accrued interest and penalties on the unrecognized tax benefits, excluding any related income tax benefits, were $394 and $360 as of February 3, 2019 and February 4, 2018, respectively. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Comprehensive Income.

We currently anticipate that approximately $668 of unrecognized tax benefits will be settled through federal and state audits or will be recognized because of the expiration of statute of limitations during fiscal 2019. Future recognition of potential interest or penalties, if any, will be recorded as a component of our income tax provision. Due to the impact of deferred tax accounting, $2,153 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The following table sets forth the reconciliation of the federal statutory rate to the effective income tax rate for the fiscal years ended:

	February 3, 2019	February 4, 2018	January 29, 2017
Federal corporate statutory rate	21.0%	33.7%	35.0%
State and local income taxes, net of federal income tax benefit	5.3%	3.8%	4.4%
Foreign taxes	0.5%	(0.2)%	—%
Nondeductible expenses	1.2%	1.4%	1.5%
Tax credits	(5.0)%	(4.0)%	(4.1)%
Valuation allowance	0.6%	(0.3)%	(0.1)%
Tax contingency reserves	0.6%	0.1%	—%
Share-based compensation	(3.4)%	(7.3)%	—%
Impacts related to the Tax Act	—%	(5.1)%	—%
Other	(0.1)%	0.6%	—%

Effective tax rate	20.7%	22.7%	36.7%

We file consolidated income tax returns with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2014.

Note 7: Leases

We lease certain property and equipment under various non-cancelable operating leases. Some of the leases include options for renewal or extension on various terms. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Certain leases also have provisions for additional contingent rentals based on revenues. Store rent expense is included in “Other store operating expenses” or “Pre-opening costs” accordingly, and rent expense related to our corporate offices is included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income. For fiscal 2018, rent expense for operating leases was $113,007, including contingent rentals of $3,526. For fiscal 2017, rent expense for operating leases was $96,814, including contingent rentals of $3,427. For fiscal 2016, rent expense for operating leases was $77,964, including contingent rentals of $4,263. At February 3, 2019, future minimum lease payments, including any periods covered by renewal options we are reasonably assured of exercising are:

2019	2020	2021	2022	2023	Thereafter	Total
$121,550	$117,033	$111,045	$104,049	$100,712	$1,229,784	$1,784,173

At February 3, 2019, we also had lease commitments on equipment as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$951	$875	$597	$146	$67	$19	$2,655

As of February 3, 2019, we have signed operating lease agreements for ten future sites which are expected to open in fiscal 2019. The landlords have fulfilled the obligations to commit us to the lease terms under these agreements and therefore, the future obligations related to these locations are included in the table above.

As of February 3, 2019, we have signed fourteen additional lease agreements for future sites. Our commitments under these agreements are contingent, upon among other things, the landlord’s delivery of access to the premises for construction. Future obligations related to these agreements are not included in the table above.

Note 8: Stockholders’ Equity

Share repurchase program

Our Board of Directors has approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. As of February 3, 2019, the Company had a total share repurchase authorization of $400,000 which expires at the end of fiscal 2020, and there was approximately $70,137 of share repurchase authorization remaining. On April 2, 2019, our Board of Directors approved an additional $200,000 in authorization under our existing share repurchase program.

The Company considers several factors in determining when to execute share repurchases, including among other things, current cash needs, capacity for leverage, cost of borrowings, its results of operations and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2018, 2017 and 2016:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Total number of shares repurchased	3,080,419	2,636,616	566,756
Average price paid per share	$48.41	$57.62	$50.86
Toal cash paid for share repurchases	$149,125	$151,913	$28,825

The Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan and are not included in the table above. During the fiscal year ended 2018, we withheld 16,251 shares of common stock to satisfy $673 of employees’ tax obligations.

Dividends

Our Board of Directors declared the following dividends in fiscal 2018:

Declaration Date	Dividend per share	Record Date	Amount	Payment Date
September 11, 2018	$0.15	September 25, 2018	$5,842	October 10, 2018
December 13, 2018	$0.15	December 26, 2018	$5,728	January 10, 2019

On March 11, 2019, our Board of Directors declared a quarterly cash dividend of $0.15 per share on each of its outstanding common shares, such dividend to be paid on April 10, 2019, to shareholders of record on March 26, 2019.

Share-based compensation

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

Options granted under both plans terminate on the ten-year anniversary of the grants. Stock option awards generally provide continued vesting, in the event of termination, for employees that reach age 60 or greater and have at least ten years of service or for employees that reach age 65 (“retired employees”). Unvested stock options, restricted stock and RSU’s are generally forfeited by employees who terminate prior to vesting and prorated for retired employees.

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

Compensation expense associated with share-based equity awards granted has been calculated as required by current accounting standards related to stock compensation. The valuation of our stock option awards has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate, as well as an estimated fair value of our common stock. For all stock options granted after our IPO, we have obtained fair value valuation analyses prepared by an independent third-party valuation firm, and the analyses utilized the market-determined share price. Since our stock had not been publicly traded prior to our IPO, the expected volatility was based on an average of the historical volatility of certain of our competitors’ stocks over the expected term of the share-based awards with the calculation placing more weight on company-specific volatilities each year thereafter. The dividend yield assumption was based on our history. The simplified method was used to estimate the expected term of share-based awards. This method was used because the Company does not have enough historical option activity to derive an expected life. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term.

The significant assumptions used in determining the underlying fair value of the weighted-average options granted in fiscal 2018, 2017 and 2016 were as follows:

	2014 Stock Incentive Plan
	Fiscal 2018	Fiscal 2017	Fiscal 2016
Volatility	32.7%	32.9%	34.0%
Risk free interest rate	2.73%	2.00%	1.29%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term – in years	6.0	6.0	5.9
Weighted average calculated value	$15.36	$20.54	$13.62

Compensation expense related to stock options with only service conditions (time-based) is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award or to the date on which retirement eligibility is achieved, if shorter. Compensation expense related to stock option plans was $3,185, $4,875, and $3,483 during the fiscal years ended February 3, 2019, February 4, 2018, and January 29, 2017, respectively.

Compensation expense for RSU’s and restricted shares is based on the market price of the shares underlying the awards on the grant date. Compensation expense for RSU’s based on performance reflects the estimated probability that performance conditions at target or above will be met, and time-based RSU’s and restricted shares are expensed ratably over the service period. We recorded compensation expense related to our RSU’s and restricted shares awards of $4,237, $4,041, and $2,345 during the fiscal years ended February 3, 2019, February 4, 2018, and January 29, 2017, respectively.

Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience.

Transactions related to stock option awards during fiscal 2018 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at February 4, 2018	1,001,403	$32.55	709,979	$5.88
Granted	205,646	41.65	—	—
Exercised	(55,611)	27.94	(345,497)	5.20
Forfeited	(17,220)	46.12	(4,498)	9.34

Outstanding at February 3, 2019	1,134,218	34.22	359,984	6.48

Exercisable at February 3, 2019	745,267	$27.97	359,984	$6.48

The total intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $19,524, $30,844, and $50,403, respectively. The unrecognized expense related to our stock option plan totaled approximately $1,750 as of February 3, 2019 and will be expensed over a weighted average of 1.9 years. For options outstanding at February 3, 2019, the weighted average remaining contractual life was 6.1 years and the aggregate intrinsic value was $36,800. For options exercisable at February 3, 2019, the weighted average remaining contractual life was 5.3 years and the aggregate intrinsic value was $34,000.

Transactions related to time-based and performance-based RSU’s during fiscal 2018 were as follows:

	Shares	Weighted Avg Grant Date Fair Value
Outstanding at February 4, 2018	184,541	$44.96
Granted	112,574	46.50
Change in units based on performance	50,452	31.72
Vested	(115,562)	35.26
Forfeited	(11,175)	45.01

Outstanding at February 3, 2019	220,830	$47.79

Fair value of our time-based and performance-based RSU’s and restricted stock is based on our closing stock price on the date of grant. The total fair value of shares vested during fiscal 2018, 2017 and 2016 was approximately $4,812, $426 and $360, respectively. The unrecognized expense related to our time-based and performance-based RSU’s was approximately $5,400 as of February 3, 2019 and will be expensed over a weighted average 2.4 years.

Stock option exercise activity and share unit conversion in fiscal 2018 were satisfied through the issuance of new shares.

Note 9: Employee Benefit Plans

We sponsor a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service. We provide for a guaranteed matching of 25% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined by the 401(k) Plan. We also have a discretionary contribution dependent upon attaining a specified performance target. Should we achieve the performance target, it would contribute an additional 25% of qualified employee contributions. Employees may elect to contribute up to 50% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Expenses related to our contributions to the 401(k) Plan were $692, $1,089, $889 for fiscal 2018, 2017 and 2016, respectively.

We offer a deferred compensation plan that permits a select group of management or highly compensated employees to defer a portion of their compensation. Under this plan, eligible employees may elect to defer up to 50% of their base salary on a pre-tax basis each plan year. Each pay period, we match 25% of the employee’s contributions up to the first 6% of salary deferred. At the end of each year, if our performance target is met, we contribute an additional amount, equal to the employer match contributed each pay period. Any contributions to a participant’s account vest in equal portions over a five-year period and become immediately vested upon termination of a participant’s employment on or after age 65 or by reason of the participant’s death or disability, and upon a change of control (as defined). We recognized $135, $246, and $237 of deferred compensation expense in fiscal 2018, 2017 and 2016, respectively. The deferred compensation plan assets are invested through a rabbi trust. Assets in the rabbi trust are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value using quoted prices available on identical assets and liabilities in active markets, representing Level One assets as defined by GAAP. As of February 3, 2019 and February 4, 2018, $7,409 and $7,059, respectively, of deferred compensation plan assets are included in “Other assets and deferred charges” and the offsetting deferred compensation plan liabilities are included in “Other liabilities” in the accompanying Consolidated Balance Sheets.

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

On June 30, 2017, we agreed to settle litigation related to alleged violations of the Employee Retirement Income Security Act. The settlement agreement was preliminarily approved by the court on December 7, 2018, and the court has set a hearing concerning final approval for May 9, 2019. To cover the estimated net costs of settlement, including estimated payment to any opt-in members and class attorneys, as well as related settlement administration costs, we recorded a net charge of $2,550 (representing $7,500 of gross settlement costs less $4,950 of insurance recoveries) during fiscal 2017. The charge was recorded in general and administrative expenses in our Consolidated Statements of Comprehensive Income. No additional settlement liabilities or recoveries related to this litigation were recorded during fiscal 2018. The actual amount of any settlement payment could vary from our estimate and will be subject to many factors including approval by the court, the claims process and other matters typically associated with the settlement of litigation.

During fiscal 2017, three major hurricanes made landfall impacting areas where we operate our stores, which negatively impacted store revenues. During fiscal 2018, we recognized business interruption insurance recoveries of approximately $3,075 related to the events, which are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income. During fiscal 2018, we also recognized property insurance recoveries of approximately $541, related to the events, which resulted in a net gain on disposal of fixed assets of approximately $180, which is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.

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

Note 11: Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, unvested time-based RSU’s and performance RSU’s to the extent performance measures were attained as of the end of the reporting period, calculated using the treasury-stock method. Potential dilutive shares are excluded from the computation of earnings per share (“EPS”) if their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. For fiscal 2018 and fiscal 2017, we excluded approximately 52,000 and 31,000 anti-dilutive options from the calculation of common equivalent shares.

The following table sets forth the computation of EPS, basic and diluted for the fiscal years ended:

(in thousands, except share and per share data)	February 3, 2019	February 4, 2018	January 29, 2017
Numerator:
Net income	$117,221	$120,949	$90,795
Denominator:
Weighted average number of common shares outstanding (basic)	39,047,106	41,276,314	41,951,770
Weighted average dilutive impact of equity-based awards	928,016	1,306,695	1,336,822
Weighted average number of common and common equivalent shares outstanding (dilutive)	39,975,122	42,583,009	43,288,592
Net income per share:
Basic	$3.00	$2.93	$2.16
Diluted	$2.93	$2.84	$2.10

Note 12: Selected Quarterly Financial Information (unaudited)

	Fiscal 2018 Quarters Ended
	5/6/2018	8/5/2018	11/4/2018	2/3/2019
Total revenues	$332,190	$319,188	$282,139	$331,784
Total cost of products	57,139	55,556	48,734	58,834
Operating income	58,604	45,930	15,472	40,994
Net income	42,150	33,779	11,856	29,436
Net income per share of common stock:
Basic	$1.06	$0.86	$0.30	$0.77
Diluted	$1.04	$0.84	$0.30	$0.75
Weighted average number of shares outstanding:
Basic	39,695,421	39,355,105	38,892,288	38,245,612
Diluted	40,612,388	40,280,301	39,855,648	39,065,459
Stores open at end of period	112	117	118	121

	Fiscal 2017 Quarters Ended
	4/30/2017	7/30/2017	10/29/2017	2/4/2018
Total revenues	$304,148	$280,751	$249,979	$304,913
Total cost of products	48,985	48,451	44,607	54,629
Operating income	64,228	39,163	19,926	42,455
Net income	42,796	30,356	12,157	35,640
Net income per share of common stock:
Basic	$1.02	$0.73	$0.30	$0.88
Diluted	$0.98	$0.71	$0.29	$0.85
Weighted average number of shares outstanding:
Basic	42,027,551	41,460,651	41,077,206	40,568,751
Diluted	43,522,403	42,830,873	42,250,611	41,699,060
Stores open at end of period	96	100	101	106

The fourth quarter of fiscal 2018 consists of 13 weeks and the fourth quarter of fiscal 2017 consists of 14 weeks.

Our revenues and operations are influenced by seasonal shifts in consumer spending. Revenues associated with spring and year-end holidays have historically been higher. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to the other quarters.

Net income for the fourth quarter of fiscal 2017 includes a benefit to our income tax provision related to the favorable impact of the Tax Act (refer to Note 6 for further discussion of income taxes).