Form 10-Q
period 2019-05-05
Dave & Buster's Entertainment, Inc.
filed 2019-06-11
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 5, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File No. 001-35664

Dave & Buster’s Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2382255
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2481 Mañana Drive

Dallas, Texas 75220

(Address of principal executive offices)

(Zip Code)

(214) 357-9588

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	PLAY	NASDAQ Stock Market LLC

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 5, 2019, the registrant had 36,367,334 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED May 5, 2019

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	May 5, 2019	February 3, 2019
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$20,353	$21,585
Inventories	29,609	27,315
Prepaid expenses	14,143	20,713
Income taxes receivable	1,094	1,880
Other current assets	7,774	19,600

Total current assets	72,973	91,093
Property and equipment (net of $599,719 and $578,178 accumulated depreciation as of May 5, 2019 and February 3, 2019, respectively)	834,522	805,337
Operating lease right of use assets	879,647	—
Deferred tax assets	7,691	6,736
Tradenames	79,000	79,000
Goodwill	272,651	272,625
Other assets and deferred charges	18,407	18,396

Total assets	$2,164,891	$1,273,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,000	$15,000
Accounts payable	48,862	60,427
Accrued liabilities	175,525	157,164
Income taxes payable	19,683	11,799

Total current liabilities	259,070	244,390
Deferred income taxes	16,104	14,634
Deferred occupancy costs	—	223,678
Operating lease liabilities	1,074,140	—
Other liabilities	27,678	24,179
Long-term debt, net	427,774	378,469
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 43,323,049 shares at May 5, 2019 and 43,177,476 shares at February 3, 2019; outstanding: 36,364,758 shares at May 5, 2019 and 37,522,085 shares at February 3, 2019	433	432
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	333,515	331,255
Treasury stock, 6,958,291 and 5,655,391 shares as of May 5, 2019 and February 3, 2019, respectively	(361,186)	(297,129)
Accumulated other comprehensive loss	(3,408)	(683)
Retained earnings	390,771	353,962

Total stockholders’ equity	360,125	387,837

Total liabilities and stockholders’ equity	$2,164,891	$1,273,187

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended May 5, 2019	Thirteen Weeks Ended May 6, 2018
Food and beverage revenues	$148,221	$139,755
Amusement and other revenues	215,361	192,435

Total revenues	363,582	332,190
Cost of food and beverage	38,754	36,020
Cost of amusement and other	22,971	21,119

Total cost of products	61,725	57,139
Operating payroll and benefits	82,873	72,894
Other store operating expenses	106,245	93,340
General and administrative expenses	16,846	15,654
Depreciation and amortization expense	31,141	27,506
Pre-opening costs	7,002	7,053

Total operating costs	305,832	273,586

Operating income	57,750	58,604
Interest expense, net	4,056	2,857

Income before provision for income taxes	53,694	55,747
Provision for income taxes	11,251	13,597

Net income	42,443	42,150

Unrealized foreign currency translation loss	(191)	(269)
Change in fair value of derivatives, net of tax	(2,534)	—

Total other comprehensive loss	(2,725)	(269)

Total comprehensive income	$39,718	$41,881

Net income per share:
Basic	$1.15	$1.06
Diluted	$1.13	$1.04
Weighted average shares used in per share calculations:
Basic	36,827,665	39,695,421
Diluted	37,591,944	40,612,388
Cash dividends declared per share	$0.15	$—

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Thirteen Weeks Ended May 6, 2018
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 4, 2018 (audited)	42,660,806	$427	$320,488	2,558,721	$(147,331)	$(249)	$248,311	$421,646
Net income	—	—	—	—	—	—	42,150	42,150
Unrealized foreign currency translation loss	—	—	—	—	—	(269)	—	(269)
Share-based compensation	—	—	2,388	—	—	—	—	2,388
Issuance of common stock	140,200	1	335	—	—	—	—	336
Repurchase of common stock	—	—	—	622,559	(28,041)	—	—	(28,041)

Balance May 6, 2018 (unaudited)	42,801,006	$428	$323,211	3,181,280	$(175,372)	$(518)	$290,461	$438,210

	Thirteen Weeks Ended May 5, 2019
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 3, 2019 (audited)	43,177,476	$432	$331,255	5,655,391	$(297,129)	$(683)	$353,962	$387,837
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(145)	(145)
Net income	—	—	—	—	—	—	42,443	42,443
Unrealized foreign currency translation loss	—	—	—	—	—	(191)	—	(191)
Change in fair value of derivatives, net of tax	—	—	—	—	—	(2,534)	—	(2,534)
Share-based compensation	—	—	1,825	—	—	—	—	1,825
Issuance of common stock	145,573	1	435	—	—	—	—	436
Repurchase of common stock	—	—		1,302,900	(64,057)	—	—	(64,057)
Dividends declared ($0.15 per share)	—	—	—	—	—	—	(5,489)	(5,489)

Balance May 5, 2019 (unaudited)	43,323,049	$433	$333,515	6,958,291	$(361,186)	$(3,408)	$390,771	$360,125

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Thirteen Weeks Ended May 5, 2019	Thirteen Weeks Ended May 6, 2018
Cash flows from operating activities:
Net income	$42,443	$42,150

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization expense	31,141	27,506
Deferred taxes	1,511	2,280
Loss on disposal of fixed assets	420	262
Share-based compensation	1,825	2,388
Other, net	185	462
Changes in assets and liabilities:
Inventories	(2,294)	(772)
Prepaid expenses	(2,036)	(1,510)
Income tax receivable	786	3,872
Other current assets	827	(3,954)
Other assets and deferred charges	33	162
Accounts payable	(5,727)	3,558
Accrued liabilities	9,218	2,956
Income taxes payable	7,884	6,270
Deferred occupancy costs	—	13,961
Other liabilities	(476)	(645)

Net cash provided by operating activities	85,740	98,946

Cash flows from investing activities:
Capital expenditures	(67,247)	(61,389)
Proceeds from sales of property and equipment	135	17

Net cash used in investing activities	(67,112)	(61,372)

Cash flows from financing activities:
Proceeds from debt	81,000	65,000
Payments of debt	(31,750)	(76,750)
Proceeds from the exercise of stock options	436	336
Repurchase of common stock under share repurchase program	(63,471)	(27,368)
Dividends paid	(5,489)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(586)	(673)

Net cash used in financing activities	(19,860)	(39,455)

Decrease in cash and cash equivalents	(1,232)	(1,881)
Beginning cash and cash equivalents	21,585	18,795

Ending cash and cash equivalents	$20,353	$16,914

Supplemental disclosures of cash flow information:
Decrease in fixed asset accounts payable	$(5,838)	$(2,453)
Cash paid for income taxes, net	$1,068	$1,160
Cash paid for interest, net	$3,743	$2,635
Leases (note 4)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of presentation— Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. During the first quarter of fiscal 2019, we opened seven stores and permanently closed one store in Duluth (Atlanta), Georgia on March 3, 2019. As of May 5, 2019, we owned and operated 127 stores located in 39 states, Puerto Rico and one Canadian province.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the thirteen weeks ended May 5, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending February 2, 2020. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended February 3, 2019, included in our Annual Report on Form 10-K as filed with the SEC.

We operate on a 52 or 53-week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period reported has 13 weeks. Fiscal 2019 and 2018, which end on February 2, 2020 and February 3, 2019, contain 52 weeks.

Cash and cash equivalents— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. Book overdrafts of $7,613 and $12,782 are presented in “Accounts payable” in the Consolidated Balance Sheets as of May 5, 2019 and February 3, 2019, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.

Fair value of financial instruments — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level One inputs are quoted prices available for identical assets or liabilities in active markets; Level Two inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; and Level Three inputs are unobservable and reflect management’s own assumptions.

The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and other current liabilities approximate fair value because of their short-term nature. We believe that the carrying amount of our credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s credit facility was determined to be a Level Two instrument as defined by GAAP. The fair value of the Company’s interest rate swap is determined based upon Level Two inputs which includes valuation models as reported by our counterparties. These valuation models are based on the present value of expected cash flows using forward rate curves.

Non-financial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include such items as property and equipment, goodwill, tradenames and other assets. These assets are measured at fair value when they were evaluated for impairment. During the thirteen weeks ended May 5, 2019, there were no impairments recognized.

Interest rate swaps— The Company entered into three interest rate swap agreements to manage our exposure to interest rate movements on our variable rate credit facility. The agreements entitle the Company to receive at specified intervals, a variable rate of interest based on one-month LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreements. The notional amount of the swap agreements total $350,000 and the fixed rate of interest for all agreements is 2.47% plus the applicable spread. The agreements became effective on February 28, 2019 and mature on August 17, 2022, which is the maturity date of our credit facility. The Company has designated its interest rate swap agreements as a cash flow hedge and accounts for the underlying activity in accordance with hedge accounting. To the extent that the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivatives are not included in earnings but are included in other comprehensive loss. These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on our variable rate debt. At May 5, 2019, the fair value of our interest rate swaps was a liability of $3,487 and is included in “Other liabilities” within the Consolidated Balance Sheets. The offset to the interest rate swap liability is recorded as a component of equity, net of deferred taxes of $953, in accumulated other comprehensive loss. Cash flows related to the interest rate swaps are included as component of interest expense and in operating activities. Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.

Revenue recognition—Amusement revenues are primarily recognized upon utilization of game play credits on power cards purchased and used by customers to activate most of the video and redemption games. We have deferred a portion of revenues for the estimated unfulfilled performance obligations related to unused game play credits which we believe our customers will utilize in the future. During the thirteen weeks ended May 5, 2019, we recognized revenue of approximately $12,000 related to the amount in deferred amusement revenue as of the end of fiscal 2018.

In jurisdictions where we do not have a legal obligation to remit unredeemed gift card balances to a legal authority, we recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirteen weeks ended May 5, 2019, we recognized revenue of approximately $1,100 related to the amount in deferred gift card revenue as of the end of fiscal 2018, of which approximately $290 was gift card breakage revenue.

Stockholders’ equity— Our Board of Directors has approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time. The Company has a total share repurchase authorization of $600,000 which expires at the end of fiscal 2020. During the thirteen weeks ended May 5, 2019, the Company purchased 1,291,564 shares of common stock at an average cost of $49.14 per share. Since the inception of the repurchase program, the Company has purchased 7,575,355 shares of common stock at an average cost of $51.92 per share. As of May 5, 2019, we have approximately $206,666 of share repurchase authorization remaining under the current plan.

In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the thirteen weeks ended May 5, 2019, we withheld 11,336 shares of common stock to satisfy $586 of employees’ tax obligations.

Recently adopted accounting guidance—On February 4, 2019, we adopted Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). This new guidance requires the recognition of lease liabilities, representing future minimum lease payments on a discounted basis, and corresponding right-of-use (“ROU”) assets on the balance sheet for most leases. We adopted this standard using a modified retrospective approach, and we elected the transition method that allows us to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative period information had not been restated.

Upon adoption of ASU 2016-02, we applied the package of practical expedients, which eliminated the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. We also elected a short-term lease exception policy and an accounting policy to not separate non-lease components from lease components for our facility leases. The adoption of this guidance resulted in the recognition of ROU assets related to our operating leases of $877,714 and operating lease liabilities of $1,116,252. At the date of adoption, all lease-related balances consisting of $239,416 of deferred occupancy costs (including unfavorable lease liabilities) and $878 of favorable lease assets have been eliminated as an adjustment to ROU assets. We also recorded a cumulative effect reduction to the opening balance of retained earnings of $145, net of tax, from adoption of this guidance. There was no significant impact to our results of operations or cash flows.

Recent accounting pronouncements—In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. The Company does not expect the adoption will have a material impact on our consolidated financial statements when we perform future annual impairment tests.

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

Note 2: Accrued Liabilities

Accrued liabilities consist of the following as of:

	May 5, 2019	February 3, 2019
Current portion of operating lease liabilities, net (refer to Note 4)	$31,252	$—
Current portion of deferred occupancy costs	—	15,737
Deferred amusement revenue	47,428	44,232
Amusement redemption liability	20,604	19,911
Compensation and benefits	20,280	24,280
Deferred gift card revenue	8,607	9,450
Property taxes	7,910	7,278
Current portion of long-term insurance	5,900	5,900
Customer deposits	5,847	3,731
Sales and use taxes	4,292	5,226
Utilities	3,856	4,032
Inventory liabilities	2,537	2,876
Variable rent liabilities	2,143	2,245
Other (refer to Note 5)	14,869	12,266

Total accrued liabilities	$175,525	$157,164

Note 3: Debt

Long-term debt consists of the following as of:

	May 5, 2019	February 3, 2019
Credit facility - term	$277,500	$281,250
Credit facility - revolver	166,000	113,000

Total debt outstanding	443,500	394,250
Less:
Current installments - term	(15,000)	(15,000)
Debt issuance costs - term	(726)	(781)

Long-term debt, net	$427,774	$378,469

On August 17, 2017, we entered into a senior secured credit facility that provides a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. The $500,000 revolving credit facility includes a $35,000 letter of credit sub-facility and a $15,000 swing loan sub-facility. The revolving credit facility is available to provide financing for general purposes. Principal payments on the term loan facility are $3,750 per quarter through maturity, when the remaining balance is due. Our current credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of May 5, 2019, we had letters of credit outstanding of $6,647 and $327,353 of borrowing available under our credit facility.

The interest rates per annum applicable to loans, other than swing loans, under our existing credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swing loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at one-month LIBOR plus a spread ranging from 1.25% to 2.00% for the term loans and the revolving loans. The interest rate at May 5, 2019 was based on one-month LIBOR plus 1.25%. As of May 5, 2019, the Company’s weighted average interest rate on outstanding borrowings was 4.17%, including the impact of the interest rate swap agreements. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our credit facility contains restrictive covenants that, among other things, place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our credit facility requires us to maintain certain financial ratio covenants. As of May 5, 2019, we were in compliance with our restrictive and financial ratio covenants of our credit facility.

Interest expense, net — The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks Ended May 5, 2019	Thirteen Weeks Ended May 6, 2018
Interest expense on credit facilities	$4,195	$3,023
Realized gain on interest rate swap	(15)	—
Amortization of issuance cost	198	198
Interest income	(26)	(28)
Capitalized interest	(296)	(326)
Change in fair value of interest rate cap	—	(10)

Total interest expense, net	$4,056	$2,857

Note 4: Leases

We currently lease the building or site for our stores, corporate office and warehouse space under facility operating leases. These leases typically have initial terms ranging from ten to twenty years and include one or more options to renew. When determining the lease term, we include option periods for which renewal is reasonably certain. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating leases also includes certain equipment leases that have a term in excess of one year. Certain facility leases also have provisions for additional contingent rentals based on revenues. Contingent rent and other variable rent are included as variable lease costs in the table below.

Lease expense consisted of the following:

Thirteen Weeks Ended May 5, 2019
Operating	$29,792
Variable	1,218
Short-term	101

Total	$31,111

Store lease expense is included in “Other store operating expenses” or “Pre-opening costs,” accordingly, and corporate lease expense is included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income.

Operating leases are included within the “Operating lease right of use assets”, “Accrued liabilities” and “Operating lease liabilities” in the Consolidated Balance Sheets. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include both facility and equipment leases. The operating lease ROU asset is reduced by leasehold improvement incentives as the incentives are earned. As of May 5, 2019, the balance of leasehold improvement incentive receivables was $18,107 and is reflected as a reduction of the current portion of operating lease liabilities. The Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. The Company uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a hypothetical credit rating.

Other information related to leases is as follows:

Thirteen Weeks Ended May 5, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$29,537
ROU assets obtained in exchange for new operating lease liabilities	$29,102
Weighted-average remaining lease term - operating leases (in years)	15.98
Weighted-average discount rate - operating leases	5.97%

The maturities of our operating lease liabilities are as follows as of May 5, 2019:

Remainder of 2019	$84,227
2020	120,795
2021	114,782
2022	106,798
2023	103,287
Thereafter	1,282,835

Total	$1,812,724
Less: Interest	689,225

Total discounted operating lease liabilities	$1,123,499

Operating lease payments in the table above includes minimum lease payments for seven future sites for which the lease has commenced, and the stores are expected to open in fiscal 2019. Operating lease payments exclude minimum lease payments for eleven executed facility leases that we have not yet taken possession.

At February 3, 2019, aggregate minimum annual lease payments under facility and equipment operating leases were as follows:

2019	$122,501
2020	117,908
2021	111,642
2022	104,195
2023	100,779
Thereafter	1,229,803

Total	$1,786,828

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

On June 30, 2017, we agreed to settle litigation related to alleged violations of the Employee Retirement Income Security Act. The settlement agreement was preliminarily approved by the court on December 7, 2018, and the court had set a hearing concerning final approval for May 9, 2019, which has been delayed by the court for administrative reasons. To cover the estimated net costs of settlement, including estimated payment to any opt-in members and class attorneys, as well as related settlement administration costs, we recorded a net charge of $2,550 (representing $7,500 of gross settlement costs less $4,950 of insurance recoveries) during fiscal 2017. The charge was recorded in general and administrative expenses in our Consolidated Statements of Comprehensive Income. No additional settlement liabilities or recoveries related to this litigation were recorded during fiscal 2018 or fiscal 2019. The actual amount of any settlement payment could vary from our estimate and will be subject to many factors including approval by the court, the claims process and other matters typically associated with the settlement of litigation.

Note 6: Earnings per share

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested), unvested time-based restricted stock units (RSU’s) and unvested performance RSU’s to the extent performance measures were attained as of the end of the reporting period, calculated using the treasury-stock method. Potential dilutive shares are excluded from the computation of earnings per share (“EPS”) if their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. The weighted average anti-dilutive options excluded from the calculation of common equivalent shares were 51,772 and 113,798 in the thirteen weeks ended May 5, 2019 and May 6, 2018, respectively.

The following table sets forth the computation of EPS, basic and diluted for the periods indicated:

	Thirteen Weeks Ended May 5, 2019	Thirteen Weeks Ended May 6, 2018
Numerator:
Net income	$42,443	$42,150
Denominator:
Weighted average number of common shares outstanding (basic)	36,827,665	39,695,421
Weighted average dilutive impact of equity-based awards	764,279	916,967
Weighted average number of common and common equivalent shares outstanding (diluted)	37,591,944	40,612,388
Net income per share:
Basic	$1.15	$1.06
Diluted	$1.13	$1.04

Note 7: Share-Based Compensation

Compensation expense related to stock options, time-based and performance-based RSU’s and restricted stock are included in general and administrative expenses and were as follows:

	Thirteen Weeks Ended
	May 5, 2019	May 6, 2018
Stock options	$759	1,358
RSU’s and restricted stock	1,066	1,030

Total share-based compensation expense	$1,825	$2,388

Transactions related to stock option awards during the thirteen weeks ended May 5, 2019 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at February 3, 2019	1,134,218	$34.22	359,984	$6.48
Granted	210,558	51.68	—	—
Exercised	(5,814)	37.95	(40,635)	5.31
Forfeited	(1,466)	48.59	—	—

Outstanding at May 5, 2019	1,337,496	$36.94	319,349	$6.63

Exercisable at May 5, 2019	921,792	$31.36	319,349	$6.63

The total intrinsic value of options exercised during the thirteen weeks ended May 5, 2019 was $2,069. The unrecognized expense related to our stock option plan totaled approximately $4,514 as of May 5, 2019 and will be expensed over a weighted average period of 2.7 years.

Transactions related to time-based and performance-based RSU’s and restricted stock during the thirteen weeks ended May 5, 2019 were as follows:

	Shares	Weighted Average Fair Value
Outstanding at February 3, 2019	220,830	$47.79
Granted	68,334	51.68
Change in units based on performance	27,372	39.10
Vested	(99,124)	39.64
Forfeited	(1,031)	48.34

Outstanding at May 5, 2019	216,381	$51.65

Fair value of our time-based and performance-based RSU’s and restricted stock is based on our closing stock price on the date of grant. The unrecognized expense related to our time-based and performance-based RSU’s and unvested restricted stock was $7,787 as of May 5, 2019 and will be expensed over a weighted average period of 2.4 years.

During the thirteen weeks ended May 5, 2019, and May 6, 2018, excess tax benefits of $788 and $380, respectively, were recognized as a benefit in the “Provision for income taxes” in the Consolidated Statement of Comprehensive Income and classified as a source in operating activities in the Consolidated Statement of Cash Flows.

Forfeitures are estimated at the time of grant and adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying unaudited consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2019. Unless otherwise specified, the meanings of all defined terms in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are consistent with the meanings of such terms as defined in the Notes to Unaudited Consolidated Financial Statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report as a result of various factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 2, 2019. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

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

Our Growth Strategies and Outlook

Our growth is based primarily on the following strategies:

•	Expand the Dave & Buster’s brand geographically;

•	Build great new stores; and

•	Drive our comparable stores sales.

We intend for new store expansion to be a key growth driver. Our long-term plan is to open new stores at an annual rate of at least 10% of our existing stores. During the first thirteen weeks of fiscal 2019, the Company opened seven new stores, compared to six new store openings in the comparable 2018 period. As of May 5, 2019, there were 127 stores in the United States, Puerto Rico and Canada. We strive to increase comparable store sales by delivering compelling game content in our amusement products, enhancing food and beverage items and improving service to our customers. We utilize national cable advertising and digital media to build customer awareness and drive frequency across each of the “Eat, Drink, Play and Watch” components of our business. We currently anticipate opening fifteen to sixteen new stores in fiscal 2019.

We believe that we are positioned for growth with a corporate infrastructure and national marketing platform that can substantially support a larger store base than we currently have. Whether we are able to leverage our infrastructure and marketing platform in future years by growing these costs at a slower rate than our revenue will depend, in part, on our new store openings, our comparable store sales growth rate going forward and the level of investment we continue to make in these areas.

For further information about our growth strategies and outlook, see the section entitled “Business – Our Growth Strategies” in our Annual Report on Form 10-K filed with the SEC.

Key Measures of Our Performance

We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales. Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 99 stores as of May 5, 2019.

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between May 6, 2018 and May 5, 2019, we opened sixteen new stores, eight of which were in new markets.

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

Presentation of Operating Results

We operate on a 52 or 53-week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. All references to the first quarter of 2019 relate to the 13-week period ended May 5, 2019. All references to the first quarter of 2018 relate to the 13-week period ended May 6, 2018. Fiscal 2019 and fiscal 2018 consist of 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

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

Our operating results fluctuate significantly due to seasonal factors. Typically, we have higher revenues associated with spring and year-end holidays which will continue to be susceptible to the impact of severe or unseasonably mild weather on customer traffic and sales during that period. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to the other quarters.

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

Thirteen Weeks Ended May 5, 2019 Compared to Thirteen Weeks Ended May 6, 2018

Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 5, 2019		May 6, 2018
Food and beverage revenues	$148,221	40.8%	$139,755	42.1%
Amusement and other revenues	215,361	59.2	192,435	57.9

Total revenues	363,582	100.0	332,190	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	38,754	26.1	36,020	25.8
Cost of amusement and other (as a percentage of amusement and other revenues)	22,971	10.7	21,119	11.0

Total cost of products	61,725	17.0	57,139	17.2
Operating payroll and benefits	82,873	22.8	72,894	21.9
Other store operating expenses	106,245	29.2	93,340	28.2
General and administrative expenses	16,846	4.6	15,654	4.7
Depreciation and amortization expense	31,141	8.6	27,506	8.3
Pre-opening costs	7,002	1.9	7,053	2.1

Total operating costs	305,832	84.1	273,586	82.4

Operating income	57,750	15.9	58,604	17.6
Interest expense, net	4,056	1.1	2,857	0.8

Income before provision for income taxes	53,694	14.8	55,747	16.8
Provision for income taxes	11,251	3.1	13,597	4.1

Net income	$42,443	11.7%	$42,150	12.7%

Change in comparable store sales (1)		(0.3)%		(4.9)%
Company-owned stores open at end of period (1)		127		112
Comparable stores open at end of period (1)		99		86

(1)	Our store in Duluth (Atlanta), Georgia permanently closed on March 3, 2019 as we did not exercise the renewal option, and has been excluded from fiscal 2019 store counts and comparable store sales.

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	May 5, 2019		May 6, 2018
Net income	$42,443	11.7%	$42,150	12.7%
Interest expense, net	4,056		2,857
Provision for income taxes	11,251		13,597
Depreciation and amortization expense	31,141		27,506

EBITDA	88,891	24.4%	86,110	25.9%
Loss on asset disposal	420		262
Share-based compensation	1,825		2,388
Pre-opening costs	7,002		7,053
Other costs (1)	46		95

Adjusted EBITDA	$98,184	27.0%	$95,908	28.9%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

Store Operating Income Before Depreciation and Amortization

The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	May 5, 2019		May 6, 2018
Operating income	$57,750	15.9%	$58,604	17.6%
General and administrative expenses	16,846		15,654
Depreciation and amortization expense	31,141		27,506
Pre-opening costs	7,002		7,053

Store Operating Income Before Depreciation and Amortization	$112,739	31.0%	$108,817	32.8%

Capital Additions

The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments form landlords”).

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 5, 2019	May 6, 2018
New store and operating initiatives	$51,418	$48,208
Games	3,696	7,433
Maintenance capital	6,295	3,295

Total capital additions	$61,409	$58,936

Payments from landlords	$14,242	$14,787

Results of Operations

Revenues

Total revenues increased $31,392, or 9.5%, to $363,582 in the first quarter of fiscal 2019 compared to total revenues of $332,190 in the first quarter of fiscal 2018. For the thirteen weeks ended May 5, 2019, we derived 27.7% of our total revenue from food sales, 13.1% from beverage sales, 58.5% from amusement sales and 0.7% from other sources. For the thirteen weeks ended May 6, 2018, we derived 28.5% of our total revenue from food sales, 13.6% from beverage sales, 57.3% from amusement sales and 0.6% from other sources.

The net increase in revenues for the first quarter of fiscal 2019 compared to the reported first quarter of 2018 were from the following sources:

Comparable stores	$(925)
Non-comparable stores	32,588
Other	(271)

Total	$31,392

Comparable store revenue decreased $925, or 0.3%, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Comparable store revenue compared to prior year was negatively impacted by an unfavorable shift in the current year holiday/school break calendar, increased competitive pressure, and sales transfers to new stores that we opened in markets where we operate. Comparable walk-in revenues, which accounted for 92.1% of comparable store revenue for the first quarter of fiscal 2019, decreased $1,603, or 0.6% compared to the similar period in fiscal 2018. Comparable store special events revenues, which accounted for 7.9% of comparable store revenue for the first quarter of fiscal 2019, increased $678, or 3.0% compared to the first quarter of fiscal 2018.

Food sales at comparable stores decreased by $2,291, or 2.8%, to $80,709 in the first quarter of fiscal 2019 from $83,000 in the in the first quarter of fiscal 2018. Beverage sales at comparable stores decreased by $1,756, or 4.4%, to $38,005 in the first quarter of fiscal 2019 from $39,761 in the 2018 comparison period. Comparable store amusement and other revenues in the first quarter of fiscal 2019 increased by $3,122, or 1.8%, to $172,577 from $169,455 in the comparable thirteen weeks of fiscal 2018. The increase in amusement sales was positively impacted by various pricing initiatives in the current quarter, including an increase in new card fees with the launch of our RFID power card and incremental sales associated with our virtual reality platform which launched during the second quarter of fiscal 2018.

Non-comparable store revenue increased $32,588, for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The increase in non-comparable store revenue was primarily driven by 196 additional operating store weeks contributed by our twenty-eight non-comparable stores, sixteen of which opened subsequent to the first quarter of fiscal 2018, partially offset by a decrease in revenue due to the closure of our store in Duluth (Atlanta), Georgia on March 3, 2019.

Cost of products

The total cost of products was $61,725 for the first quarter of fiscal 2019 and $57,139 for the first quarter of fiscal 2018. The total cost of products as a percentage of total revenues was 17.0% and 17.2% for the first quarter of fiscal 2019 and fiscal 2018, respectively.

Cost of food and beverage products increased to $38,754 in the first quarter of fiscal 2019 compared to $36,020 for the first quarter of fiscal 2018 due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 30 basis points to 26.1% for the first quarter of fiscal 2019 from 25.8% for the first quarter of fiscal 2018. Higher meat costs resulting from our upgraded steak products and higher poultry costs due to our “All You Can Eat” wings promotion as well as the impact of our larger non-comparable store group, were partially offset by increases in food and beverage prices.

Cost of amusement and other increased to $22,971 in the first quarter of fiscal 2019 compared to $21,119 in the first quarter of fiscal 2018. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 30 basis points to 10.7% for the first quarter of fiscal 2019 from 11.0% for the first quarter of fiscal 2018. The decrease in cost of amusement and other as a percentage of revenue was due, in part, to lower expense associated with our estimated amusement redemption liabilities, an increase in the price of power cards and a slight shift in game play to non-redemption games including our virtual reality platform.

Operating payroll and benefits

Total operating payroll and benefits increased by $9,979, or 13.7%, to $82,873 in the first quarter of fiscal 2019 compared to $72,894 in the first quarter of fiscal 2018. This increase was primarily due to labor associated with the additional operating store weeks of our non-comparable stores. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 90 basis points to 22.8% in the first quarter of fiscal 2019 compared to 21.9% for the first quarter of fiscal 2018. This increase was due to a hourly wage rate increase of approximately 5%, incremental amusements labor related to our virtual reality platform, normal labor inefficiencies associated with our non-comparable store base and unfavorable leverage on decreased comparable store sales.

Other store operating expenses

Other store operating expenses increased by $12,905, or 13.8%, to $106,245 in the first quarter of fiscal 2019 compared to $93,340 in the first quarter of fiscal 2018, primarily due to new store openings. Other store operating expenses as a percentage of total revenues increased 100 basis points to 29.2% in the first quarter of fiscal 2019 compared to 28.2% in the first quarter of fiscal 2018. This increase was due primarily to higher occupancy costs associated with our non-comparable stores, deleveraging of our occupancy costs on lower comparable store sales, incremental sports viewing costs and the absence of hurricane-related business interruption proceeds recorded in the first quarter of the prior year.

General and administrative expenses

General and administrative expenses increased by $1,192, or 7.6%, to $16,846 in the first quarter of fiscal 2019 compared to $15,654 in the first quarter of fiscal 2018. The increase in general and administrative expenses was primarily driven by increased compensation and professional services costs at our corporate headquarters. General and administrative expenses, as a percentage of total revenues remained relatively unchanged at 4.6% in the first quarter of fiscal 2019 compared to 4.7% in the first quarter of fiscal 2018.

Depreciation and amortization expense

Depreciation and amortization expense increased by $3,635 or 13.2%, to $31,141 in the first quarter of fiscal 2019 compared to $27,506 in the first quarter of fiscal 2018. Increased depreciation due to our 2018 and 2019 capital expenditures for new stores, operating initiatives, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.

Pre-opening costs

Pre-opening costs decreased by $51 to $7,002 in the first quarter of fiscal 2019 compared to $7,053 in the first quarter of fiscal 2018.

Interest expense, net

Interest expense, net increased by $1,199 to $4,056 in the first quarter of fiscal 2019 compared to $2,857 in the first quarter of fiscal 2018 due primarily to higher interest rates and an increase in average outstanding debt.

Provision for income taxes

The effective income tax rate decreased to 21.0% in the first quarter of fiscal 2019 compared to 24.4% in the first quarter of fiscal 2018. The decrease reflects a higher excess tax benefit associated with share-based compensation, higher tax credits and a change in the mix of jurisdictional earnings.

Liquidity and Capital Resources

Cash and Cash Equivalents

At May 5, 2019, we had cash and cash equivalents of $20,353 and a net working capital deficit of $186,097. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Our operations do not require significant inventory or receivables, and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as noncurrent assets and not a part of working capital.

Based on our current business plan, we believe our cash and cash equivalents combined with expected cash flows from operations, available borrowings under the revolving portion of our credit facility and expected payments from landlords should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our capital allocation strategy, including capital expenditures, share repurchases, cash dividends and any required debt payments through at least the next twelve months and the foreseeable future.

We expect to spend between $231,000 and $241,000 ($190,000 to $200,000 net of payments from landlord) in capital additions during fiscal 2019. The fiscal 2019 additions are expected to include approximately $184,000 to $194,000 ($143,000 to $153,000 net of payments from landlords) for new store construction and operating improvement initiatives, $20,000 for game refreshment and $27,000 in maintenance capital. A portion of the 2019 new store spend is related to stores that will be under construction in 2019 but will not be open until 2020.

Debt and Derivatives

We maintain a $500,000 unsecured revolving credit facility. Availability under the revolving credit facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. At May 5, 2019, we had net availability for borrowings of $327,353 based on an outstanding revolver balance of $166,000 and $6,647 in standby letters of credit. We had total outstanding debt obligation of $443,500 under the existing term loan and revolving credit facility, which matures in August 2022. At May 5, 2019, the Company was in compliance with all our covenants contained in our existing credit facility, and none are expected to impact our liquidity or capital resources.

We use interest rate swaps in the management of our exposure to fluctuations in interest rates on our variable rate credit facility. Refer to Notes 1 of the Unaudited Consolidated Financial Statements for further discussion.

Dividends and Share Repurchases

Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. The share repurchase program may be modified, suspended or discontinued at any time. As of May 5, 2019, we had approximately $206,666 remaining of a total $600,000 share repurchase authorization. The existing share repurchase program expires at the end of fiscal 2020. During the first quarter of fiscal 2019, we declared and paid cash dividends of $5,489. Our Board of Directors may authorize additional share repurchases or other capital allocation initiatives, including additional dividends, to return value to shareholders as allowable under our existing credit facility.

Cash Flow Summary

Operating Activities— Net cash provided by operating activities decreased $13,206 in the thirteen weeks ended May 5, 2019 compared to the thirteen weeks ended May 6, 2018 driven primarily by net cash flows associated with changes in working capital.

Cash flow generated from operations provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations and occupancy costs.

Cash provided by or used in operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of cash receipts and payments, and vendor payment terms.

Investing Activities— Cash used in investing activities primarily reflects capital expenditures.

During the thirteen weeks ended May 5, 2019, the Company spent $57,739 ($43,497 net of payments from landlords) for new store construction and operating improvement initiatives, $3,846 for game refreshment and $5,662 for maintenance capital.

During the thirteen weeks ended May 6, 2018, we spent $49,370 ($34,583 net of payments from landlords) for new store construction and operating improvement initiatives, $7,702 for game refreshment and $4,317 for maintenance capital.

Financing Activities— Cash used in financing activities primarily reflected approximately $63,500 of share repurchases and approximately $5,500 of cash dividends paid, partially offset by $49,250 of net proceeds from borrowings of debt in the first quarter of fiscal 2019. Cash used in financing activities primarily reflected approximately $27,500 of share repurchases and $11,750 of net repayments of debt in the first quarter of fiscal 2018.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations since February 3, 2019, as reported on Form 10-K filed with SEC on April 2, 2019.

Accounting policies and estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates is included in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K filed with the SEC on April 2, 2019.

Recent accounting pronouncements

Refer to Note 1 to the Unaudited Consolidated Financial Statements for information regarding new accounting pronouncements.

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

Interest Rate Risk

We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our credit facility. Borrowings pursuant to our credit facility bear interest at a floating rate based on one-month LIBOR, plus an applicable margin. Effective February 28, 2019, the Company entered into an interest rate swap agreement with a notional amount of $350,000 to manage our exposure to interest rate movements on our variable rate credit facility. The agreement converts the floating interest rate to a fixed interest rate of approximately 2.5% plus a spread from the effective date through the term of our existing credit facility.

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

Changes in Internal Control Over Financial Reporting

Effective February 4, 2019 we adopted the new guidance for lease accounting (Topic 842). During our first quarter, we established implementation controls to ensure our contracts were properly evaluated and that the impact of the new lease accounting standard was properly assessed and disclosed in our consolidated financial statements for the thirteen weeks ended May 5, 2019.

Other than as described above, there were no other changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our first quarter ended May 5, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report as filed on Form 10-K on April 2, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding repurchase of our common stock, in thousands, except share and per share amounts, during the thirteen weeks ended May 5, 2019:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (3)
February 4, 2019 – March 3, 2019	354,856	$49.60	354,856	$252,535
March 4, 2019 – April 7, 2019	721,673	$47.88	721,673	$217,978
April 8, 2019 – May 5, 2019	215,035	$52.60	215,035	$206,666

(1)	Monthly information is presented by reference to our fiscal periods during the thirteen weeks ended May 5, 2019.
(2)

Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time.

(3)	Based on total share repurchase authorization in effect on May 5, 2019.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company.

10.2*	Form of Restricted Stock Unit Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company.

10.3*	Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company.

10.4*	Form of Restricted Stock Unit Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company.

31.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: June 11, 2019	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Chief Executive Officer

Date: June 11, 2019	By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Financial Officer