Form 10-Q
period 2019-08-04
Dave & Buster's Entertainment, Inc.
filed 2019-09-10
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 4, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
As of September 4, 2019, the registrant had 30,831,297 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED August 4, 2019

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 4,	February 3,
	2019	2019
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$23,318	$21,585
Inventories	27,409	27,315
Prepaid expenses	16,918	20,713
Income taxes receivable	1,569	1,880
Other current assets	9,001	19,600

Total current assets	78,215	91,093
Property and equipment (net of $627,036 and $578,178 accumulated depreciation as of August 4, 2019 and February 3, 2019, respectively)	851,715	805,337
Operating lease right of use assets	924,461	—
Deferred tax assets	8,529	6,736
Tradenames	79,000	79,000
Goodwill	272,633	272,625
Other assets and deferred charges	19,524	18,396

Total assets	$2,234,077	$1,273,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,000	$15,000
Accounts payable	53,898	60,427
Accrued liabilities	183,306	157,164
Income taxes payable	4,437	11,799

Total current liabilities	256,641	244,390
Deferred income taxes	18,822	14,634
Deferred occupancy costs	—	223,678
Operating lease liabilities	1,125,874	—
Other liabilities	31,359	24,179
Long-term debt, net	552,079	378,469
Commitments and contingencies
Stockholders’ equity:

Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 43,337,125 shares at August 4, 2019 and 43,177,476 shares at February 3, 2019; outstanding: 32,978,834 shares at August 4, 2019 and 37,522,085 shares at February 3, 2019	433	432
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	335,599	331,255
Treasury stock, 10,358,291 and 5,655,391 shares as of August 4, 2019 and February 3, 2019, respectively	(497,862)	(297,129)
Accumulated other comprehensive loss	(6,647)	(683)
Retained earnings	417,779	353,962

Total stockholders’ equity	249,302	387,837

Total liabilities and stockholders’ equity	$2,234,077	$1,273,187
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 4, 2019	August 5, 2018
Food and beverage revenues	$137,921	$130,242
Amusement and other revenues	206,678	188,946

Total revenues	344,599	319,188
Cost of food and beverage	36,934	33,998
Cost of amusement and other	22,689	21,558

Total cost of products	59,623	55,556
Operating payroll and benefits	80,927	73,736
Other store operating expenses	104,376	94,825
General and administrative expenses	15,991	14,764
Depreciation and amortization expense	32,745	29,049
Pre-opening costs	4,723	5,328

Total operating costs	298,385	273,258

Operating income	46,214	45,930
Interest expense, net	4,605	3,228

Income before provision for income taxes	41,609	42,702
Provision for income taxes	9,253	8,923

Net income	32,356	33,779

Unrealized foreign currency translation gain (loss)	134	(93)
Change in fair value of derivatives, net of tax	(3,373)	—

Total other comprehensive loss	(3,239)	(93)

Total comprehensive income	$29,117	$33,686
Net income per share:
Basic	$0.91	$0.86
Diluted	$0.90	$0.84
Weighted average shares used in per share calculations:
Basic	35,407,965	39,355,105
Diluted	36,015,710	40,280,301
Cash dividends declared per share	$0.15	$—

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Twenty-Six Weeks Ended August 4, 2019	Twenty-Six Weeks Ended August 5, 2018
Food and beverage revenues	$286,142	$269,997
Amusement and other revenues	422,039	381,381

Total revenues	708,181	651,378
Cost of food and beverage	75,688	70,018
Cost of amusement and other	45,660	42,677

Total cost of products	121,348	112,695
Operating payroll and benefits	163,800	146,630
Other store operating expenses	210,621	188,165
General and administrative expenses	32,837	30,418
Depreciation and amortization expense	63,886	56,555
Pre-opening costs	11,725	12,381

Total operating costs	604,217	546,844

Operating income	103,964	104,534
Interest expense, net	8,661	6,085

Income before provision for income taxes	95,303	98,449
Provision for income taxes	20,504	22,520

Net income	74,799	75,929

Unrealized foreign currency translation loss	(57)	(362)
Change in fair value of derivatives, net of tax	(5,907)	—

Total other comprehensive loss	(5,964)	(362)

Total comprehensive income	$68,835	$75,567
Net income per share:
Basic	$2.07	$1.92
Diluted	$2.03	$1.88
Weighted average shares used in per share calculations:
Basic	36,117,815	39,525,263
Diluted	36,803,001	40,444,201
Cash dividends declared per share	$0.30	$—

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirteen Weeks Ended August 4, 2019
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance May 5, 2019	43,323,049	$433	$333,515	6,958,291	$(361,186)	$(3,408)	$390,771	$360,125
Net income	—	—	—	—	—	—	32,356	32,356
Unrealized foreign currency translation gain	—	—	—	—	—	134	—	134
Change in fair value of derivatives, net of tax	—	—	—	—	—	(3,373)	—	(3,373)
Share-based compensation	—	—	1,907	—	—	—	—	1,907
Issuance of common stock	14,076	—	177	—	—	—	—	177
Repurchase of common stock	—	—		3,400,000	(136,676)	—	—	(136,676)
Dividends declared ($0.15 per share)	—	—	—	—	—	—	(5,348)	(5,348)

Balance August 4, 2019	43,337,125	$433	$335,599	10,358,291	$(497,862)	$(6,647)	$417,779	$249,302

	Thirteen Weeks Ended August 5, 2018
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance May 6, 2018	42,801,006	$428	$323,211	3,181,280	$(175,372)	$(518)	$290,461	$438,210
Net income	—	—	—	—	—	—	33,779	33,779
Unrealized foreign currency translation loss	—	—	—	—	—	(93)	—	(93)
Share-based compensation	—	—	1,626	—	—	—	—	1,626
Issuance of common stock	136,982	1	1,114	—	—	—	—	1,115
Repurchase of common stock	—	—	—	728,753	(33,712)	—	—	(33,712)

Balance August 5, 2018	42,937,988	$429	$325,951	3,910,033	$(209,084)	$(611)	$324,240	$440,925

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Twenty-Six Weeks Ended August 4, 2019
						Accumulated
						Other
			Paid-In	Treasury Stock		Comprehensive	Retained
	Common Stock		Capital	At Cost		Loss	Earnings	Total
	Shares	Amt.		Shares	Amt.

Balance February 3, 2019	43,177,476	$432	$331,255	5,655,391	$(297,129)	$(683)	$353,962	$387,837
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(145)	(145)
Net income	—	—	—	—	—	—	74,799	74,799
Unrealized foreign currency translation loss	—	—	—	—	—	(57)	—	(57)
Change in fair value of derivatives, net of tax	—	—	—	—	—	(5,907)	—	(5,907)
Share-based compensation	—	—	3,732	—	—	—	—	3,732
Issuance of common stock	159,649	1	612	—	—	—	—	613
Repurchase of common stock	—	—		4,702,900	(200,733)	—	—	(200,733)
Dividends declared ($0.30 per share)	—	—	—	—	—	—	(10,837)	(10,837)

Balance August 4, 2019	43,337,125	$433	$335,599	10,358,291	$(497,862)	$(6,647)	$417,779	$249,302

	Twenty-Six Weeks Ended August 5, 2018
						Accumulated
						Other
			Paid-In	Treasury Stock		Comprehensive	Retained
	Common Stock		Capital	At Cost		Loss	Earnings	Total
	Shares	Amt.		Shares	Amt.

Balance February 4, 2018	42,660,806	$427	$320,488	2,558,721	$(147,331)	$(249)	$248,311	$421,646
Net income	—	—	—	—	—	—	75,929	75,929
Unrealized foreign currency translation loss	—	—	—	—	—	(362)	—	(362)
Share-based compensation	—	—	4,014	—	—	—	—	4,014
Issuance of common stock	277,182	2	1,449	—	—	—	—	1,451
Repurchase of common stock	—	—	—	1,351,312	(61,753)	—	—	(61,753)

Balance August 5, 2018	42,937,988	$429	$325,951	3,910,033	$(209,084)	$(611)	$324,240	$440,925

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended August 4, 2019	Twenty-Six Weeks Ended August 5, 2018
Cash flows from operating activities:
Net income	$74,799	$75,929

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization expense	63,886	56,555
Deferred taxes	4,659	5,508
Loss on disposal of fixed assets	826	693
Share-based compensation	3,732	4,014
Other, net	376	717
Changes in assets and liabilities:
Inventories	(94)	2,567
Prepaid expenses	(4,811)	(1,457)
Income tax receivable	311	3,498
Other current assets	(444)	(8,536)
Other assets and deferred charges	(1,163)	(939)
Accounts payable	(428)	2,766
Accrued liabilities	22,057	10,566
Income taxes payable	(7,362)	4,156
Deferred occupancy costs	—	28,403
Other liabilities	346	471

Net cash provided by operating activities	156,690	184,911

Cash flows from investing activities:
Capital expenditures	(117,875)	(116,624)
Proceeds from sales of property and equipment	375	118

Net cash used in investing activities	(117,500)	(116,506)

Cash flows from financing activities:
Proceeds from debt	233,000	117,000
Payments of debt	(59,500)	(121,500)
Proceeds from the exercise of stock options	613	1,451
Repurchase of common stock under share repurchase program	(200,147)	(61,080)
Dividends paid	(10,837)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(586)	(673)

Net cash used in financing activities	(37,457)	(64,802)

Increase in cash and cash equivalents	1,733	3,603
Beginning cash and cash equivalents	21,585	18,795

Ending cash and cash equivalents	$23,318	$22,398

Supplemental disclosures of cash flow information:
Decrease in fixed asset accounts payable	$(6,101)	$(8,830)
Cash paid for income taxes, net	$22,850	$9,338
Cash paid for interest, net	$8,050	$5,714
Leases (note 4)

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1: Summary of Significant Accounting Policies
Basis of presentation
— Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. During the first half of fiscal 2019, we opened ten stores and permanently closed one store in Duluth (Atlanta), Georgia on March 3, 2019. As of August 4, 2019, we owned and operated 130 stores located in 39 states, Puerto Rico and one Canadian province.
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the twenty-six
weeks ended August 4, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending February 2, 2020. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended February 3, 2019, included in our Annual Report on Form
10-K
as filed with the SEC.
We operate on a 52 or 53-week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period reported has 13 weeks. Fiscal 2019 and 2018, which end on February 2, 2020 and February 3, 2019, contain 52 weeks.
Cash and cash equivalents
— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. Book overdrafts of $12,757 and $12,782 are presented in “Accounts payable” in the Consolidated Balance Sheets as of August 4, 2019 and February 3, 2019, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.
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
Non-financial
assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include such items as property and equipment, goodwill, tradenames and other assets. These assets are measured at fair value when they were evaluated for impairment. During the twenty-six
weeks ended August 4, 2019, there were
no
impairments recognized.

Interest rate swaps
— The Company entered into three interest rate swap agreements to manage our exposure to interest rate movements on our variable rate credit facility. The agreements entitle the Company to receive at specified intervals, a variable rate of interest based on one-month
LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreements. The notional amount of the swap agreements total $350,000 and the fixed rate of interest for all agreements is 2.47% plus the applicable spread. The agreements became effective on February 28, 2019 and mature on August 17, 2022, which is the maturity date of our credit facility. The Company has designated its interest rate swap agreements as a cash flow hedge and accounts for the underlying activity in accordance with hedge accounting. To the extent that the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivatives are not included in earnings but are included in other comprehensive loss. These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on our variable rate debt. Cash flows related to the interest rate swaps are included as component of interest expense and in operating activities. Any portion of the fair value of the swaps determined to be ineffective will be recognized currently in earnings.
The following derivative instruments were outstanding as of the end of the period:

		Fair Value
	Balance Sheet Location	August 4, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$(1,977)
Interest rate swaps	Other liabilities	(6,151)

Total derivatives		$(8,128)

The following table summarizes the activity in accumulated other comprehensive loss related to our interest rate swap derivative instruments:

	Thirteen Weeks Ended August 4, 2019	Twenty-six Weeks Ended August 4, 2019
Gain (loss) recognized in accumulated other comprehensive loss	$(4,668)	$(8,140)
Loss reclassified from accumulated other comprehensive loss into net earnings (1)	$27	$12
Income tax (expense) benefit of interest rate swaps on accumulated other comprehensive loss	$1,268	$2,221

(1)	Amounts reclassified into net earnings included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income.

Revenue recognition
— Amusement revenues are primarily recognized upon utilization of game play credits on power cards purchased and used by customers to activate most of the video and redemption games. We have deferred a portion of revenues for the estimated unfulfilled performance obligations related to unused game play credits which we believe our customers will utilize in the future. During the thirteen weeks and twenty-six
weeks ended August 4, 2019, we recognized revenue of approximately $5,000 and $17,000, respectively, related to the amount in deferred amusement revenue as of the end of fiscal 2018.
In jurisdictions where we do not have a legal obligation to remit unredeemed gift card balances to a legal authority, we recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirteen and twenty-six weeks ended August 4, 2019, we recognized revenue of approximately $200 and $1,300, respectively, related to the amount in deferred gift card revenue as of the end of fiscal 2018, of which approximately $140 and $430 was gift card breakage revenue.

Stockholders’ equity
— Our Board of Directors has approved a share repurchase program under which the Company may repurchase shares on the open market, through privately negotiated transactions and through trading plans.
 The share repurchase program may be modified, suspended or discontinued at any time.
On July 12, 2019, the Company increased its
share repurchase authorization to $
800,000
. The share repurchase authorization expires at the end of fiscal 2020.
During the thirteen and
twenty-six
weeks ended August 4, 2019, the Company purchased
3,400,000
and
4,691,564
shares of common stock at an average cost of $
40.20
and $
42.66
per share, respectively. Since the inception of the repurchase program, the Company has purchased
10,975,355
shares of common stock at an average cost of $
48.29
per share. As of August 4, 2019, we have approximately $
269,990
of share repurchase authorization remaining under the current plan.
In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the twenty-six
weeks ended August 4, 2019, we withheld 11,336 shares of common stock to satisfy $
586
of employees’ tax obligations.

Recently adopted accounting guidance
— On February 4, 2019, we adopted Accounting Standard Update (“ASU”)
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

Recent accounting pronouncements
— In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU
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
Note 2: Accrued Liabilities
Accrued liabilities consist of the following as of the end of each period:

	August 4, 2019	February 3, 2019
Current portion of operating lease liabilities, net (refer to Note 4)	$31,754	$—
Current portion of deferred occupancy costs	—	15,737
Deferred amusement revenue	48,939	44,232
Compensation and benefits	24,555	24,280
Amusement redemption liability	20,717	19,911
Property taxes	9,089	7,278
Deferred gift card revenue	8,195	9,450
Current portion of long-term insurance	5,900	5,900
Sales and use taxes	4,903	5,226
Customer deposits	4,373	3,731
Utilities	4,247	4,032
Inventory liabilities	2,480	2,876
Variable rent liabilities	2,310	2,245
Current portion of derivatives	1,977	—
Other (refer to Note 5)	13,867	12,266

Total accrued liabilities	$183,306	$157,164

Note 3: Debt
Long-term debt consists of the following as of:

	August 4, 2019	February 3, 2019
Credit facility - term	$273,750	$281,250
Credit facility - revolver	294,000	113,000

Total debt outstanding	567,750	394,250
Less:
Current installments - term	(15,000)	(15,000)
Debt issuance costs - term	(671)	(781)

Long-term debt, net	$552,079	$378,469

On August 17, 2017, we entered into a senior secured credit facility that provides a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. The $500,000 revolving credit facility includes a $35,000 letter of credit sub-facility
and a $15,000 swing loan
sub-facility.
The revolving credit facility is available to provide financing for general purposes. Principal payments on the term loan facility are $3,750 per quarter
through maturity, when the remaining balance is due. Our current credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of August 4, 2019, we had letters of credit outstanding of $8,147 and $197,853 of borrowing available under our credit facility.

The interest rates per annum applicable to loans, other than swing loans, under our existing credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swing loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at one-month
LIBOR plus a spread ranging from 1.25% to 2.00% for the term loans and the revolving loans. The interest rate at August 4, 2019 was based on one-month
LIBOR plus 1.25%. As of August 4, 2019, the Company’s weighted average interest rate on outstanding borrowings was 4.11%, including the impact of the interest rate swap agreements. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.
Our credit facility contains restrictive covenants that, among other things, place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our credit facility requires us to maintain certain financial ratio covenants. As of August 4, 2019, we were in compliance with our restrictive and financial ratio covenants of our credit facility.

Interest expense, net
— The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks Ended August 4, 2019	Thirteen Weeks Ended August 5, 2018
Interest expense on credit facilities	$4,735	$3,255
Amortization of issuance cost	198	198
Interest income	(25)	(28)
Capitalized interest	(303)	(201)
Change in fair value of interest rate cap	—	4

Total interest expense, net	$4,605	$3,228

	Twenty-six Weeks Ended August 4, 2019	Twenty-six Weeks Ended August 5, 2018
Interest expense on credit facilities	$8,915	$6,278
Amortization of issuance cost	396	396
Interest income	(51)	(56)
Capitalized interest	(599)	(527)
Change in fair value of interest rate cap	—	(6)

Total interest expense, net	$8,661	$6,085

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
Lease expense consisted of the following:

	Thirteen Weeks Ended August 4, 2019	Twenty-six Weeks Ended August 4, 2019
Operating	$30,448	$60,240
Variable	774	1,992
Short-term	116	217

Total	$31,338	$62,449

Store lease expense is included in “Other store operating expenses” or
“Pre-opening
costs,” accordingly, and corporate lease expense is included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income.
Operating leases are included within the “Operating lease right of use assets”, “Accrued liabilities” and “Operating lease liabilities” in the Consolidated Balance Sheets. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include both facility and equipment leases. The operating lease ROU asset is reduced by leasehold improvement incentives as the incentives are earned. As of August 4, 2019, the balance of leasehold improvement incentive receivables was $17,482 and is reflected as a reduction of the current portion of operating lease liabilities. The Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. The Company uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a hypothetical credit rating.

Other information related to leases is as follows:

Twenty-six Weeks Ended August 4, 2019
Cash paid for amounts included in the measurement of lease liabities
Operating cash flows from operating leases	$60,148
ROU assets obtained in exchange for new operating lease liabilities	$94,059
Weighted-average remaining lease term - operating leases (in years)	15.8
Weighted-average discount rate - operating leases	6.0%

The maturities of our operating lease liabilities are as follows as of August 4, 2019:

Remainder of 2019	$54,285
2020	127,561
2021	122,026
2022	114,033
2023	110,512
Thereafter	1,356,431

Total	$1,884,848
Less: Interest	709,738

Total discounted operating lease liabilities	$1,175,110

Operating lease payments in the table above includes minimum lease payments for five future sites for which the lease has commenced, and the stores are expected to open in fiscal 2019. Operating lease payments exclude minimum lease payments for eighteen executed facility leases that we have not yet taken possession.

At February 3, 2019, aggregate minimum annual lease payments under facility and equipment operating leases were as follows:

2019	$122,501
2020	117,908
2021	111,642
2022	104,195
2023	100,779
Thereafter	1,229,803

Total	$1,786,828

Note
5: Commitments and Contingencies
We are subject to certain legal proceedings and claims that arise in the ordinary course of our business, including claims alleging violations of federal and state law regarding workplace and employment matters, discrimination, slip-and-fall and other guest-related incidents, and similar matters. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to such legal proceedings and claims will not materially affect the consolidated results of our operations or our financial condition.
On June 30, 2017, we agreed to settle litigation related to alleged violations of the Employee Retirement Income Security Act. The settlement agreement was preliminarily approved by the court on December 7, 2018 with final approval on July 19, 2019. To cover the estimated net costs of settlement, including estimated payment to any opt-in members and class attorneys, as well as related settlement administration costs, we recorded a net charge of $2,550 (representing $7,500 of gross settlement costs less $4,950 of insurance recoveries) during fiscal 2017. Subsequent to August 4, 2019, all funds required to be paid under the final settlement and release agreement were remitted to a settlement fund as directed by the court.
The Company is currently a defendant in several lawsuits filed in courts in California alleging violations of California Business and Professions Code, industry wage orders, wage-and-hour laws and rules and regulations pertaining primarily to the failure to pay proper regular and overtime wages, failure to pay for missed meals and rest periods, pay stub violations, failure to pay all wages due at the time of termination and other employment related claims (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or Private Attorney General Act representative actions and seek substantial damages and penalties. With respect to these California Cases, where the Company has determined that a loss is reasonably possible but not probable, the Company is unable to estimate the amount or range of the reasonably possible loss due to the inherent difficulty of predicting the outcome of uncertainties regarding legal proceedings. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Management’s assessment of these California Cases could change because of future determinations or the discovery of facts that are not presently known. Accordingly, the ultimate costs of resolving these cases may be substantially higher or lower than estimated. The Company is aggressively defending these cases.

Note 6: Earnings per share
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested), unvested time-based restricted stock units (RSU’s) and unvested performance RSU’s to the extent performance measures were attained as of the end of the reporting period, calculated using the treasury-stock method. Potential dilutive shares are excluded from the computation of earnings per share (“EPS”) if their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. The weighted average anti-dilutive options excluded from the calculation of common equivalent shares were 160,967 and 90,143 in the thirteen weeks ended August 4, 2019 and August 5, 2018, respectively, and 97,502 and 99,331 in the twenty-six
weeks ended August 4, 2019 and August 5, 2018, respectively.
The following table sets forth the computation of EPS, basic and diluted for the periods indicated:

	Thirteen Weeks Ended August 4, 2019	Thirteen Weeks Ended August 5, 2018
Numerator:
Net income	$32,356	$33,779
Denominator:
Weighted average number of common shares outstanding (basic)	35,407,965	39,355,105
Weighted average dilutive impact of equity-based awards	607,745	925,196
Weighted average number of common and common equivalent shares outstanding (diluted)	36,015,710	40,280,301
Net income per share:
Basic	$0.91	$0.86
Diluted	$0.90	$0.84

	Twenty- s ix Weeks Ended August 4, 2019	Twenty-six Weeks Ended August 5, 2018
Numerator:
Net income	$74,799	$75,929
Denominator:
Weighted average number of common shares outstanding (basic)	36,117,815	39,525,263
Weighted average dilutive impact of equity-based awards	685,186	918,938
Weighted average number of common and common equivalent shares outstanding (diluted)	36,803,001	40,444,201
Net income per share:
Basic	$2.07	$1.92
Diluted	$2.03	$1.88

Note 7: Share-Based Compensation
Compensation expense related to stock options, time-based and performance-based RSU’s and restricted stock are included in general and administrative expenses and were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018
Stock options	$804	660	$1,563	$2,018
RSU’s and restricted stock	1,103	966	2,169	1,996

Total share-based compensation expense	$1,907	$1,626	$3,732	$4,014

Transactions related to stock option awards during the
twenty-six
weeks ended August 4, 2019 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at February 3, 2019	1,134,218	$34.22	359,984	$6.48
Granted	222,266	52.04	—	—
Exercised	(8,390)	37.86	(52,135)	5.67
Forfeited	(2,882)	49.62	—	—

Outstanding at August 4, 2019	1,345,212	$37.11	307,849	$6.62

Exercisable at August 4, 2019	920,104	$31.35	307,849	$6.62

The total intrinsic value of options exercised during the
twenty-six
weeks ended August 4, 2019 was $2,505. The unrecognized expense related to our stock option plan totaled approximately $3,916 as of August 4, 2019 and will be expensed over a weighted average period of 2.5 years.
Transactions related to time-based and
performance-based
RSU’s and restricted stock during the
twenty-six
weeks ended August 4, 2019 were as follows:

	Shares	Weighted Average Fair Value
Outstanding at February 3, 2019	220,830	$47.79
Granted	72,768	52.09
Change in units based on performance	27,372	39.10
Vested	(99,124)	39.64
Forfeited	(1,562)	49.34

Outstanding at August 4, 2019	220,284	$51.79

Fair value of our time-based and performance-based RSU’s and restricted stock is based on our closing stock price on the date of grant. The unrecognized expense related to our time-based and performance-based RSU’s and unvested restricted stock was $6,911 as of August 4, 2019 and will be expensed over a weighted average period of 2.2 years.
During the
twenty-six
weeks ended August 4, 2019, and August 5, 2018, excess tax benefits of $884 and $1,919, respectively, were recognized as a benefit in the “Provision for income taxes” in the Consolidated Statement of Comprehensive Income and classified as a source in operating activities in the Consolidated Statement of Cash Flows.
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
Our Strategies
Our near-term strategies are as follows:
•	Revitalize our existing stores

•	Build deeper guest engagement

•	Maintain disciplined cost management

•	Invest in high-return new stores

•	Return capital to shareholders

Our revitalization of existing stores includes the

re-energizing

of our dining rooms through the installation of “Wow Walls,” LED television displays that create high-energy, contemporary, sports and entertainment-oriented dining areas. This cutting-edge visual technology will be initially deployed across 35 stores in the third quarter of fiscal 2019 in an effort to drive greater traffic and food and beverage penetration. We will also continue to invest in food, beverage and amusement innovations to continually enhance the guest experience.
We are focused on building deeper guest engagement through initiatives such as the nation-wide launch of the Dave & Buster’s mobile app. The launch of the new app is scheduled to be completed in the third quarter of fiscal 2019. The Company’s investments in enhanced data analytics will provide valuable customer insights, actionable intelligence and ultimately drive deeper engagements with existing and new customers, including through targeted promotions and offers.

We utilize disciplined cost management, including G&A savings and operational efficiencies to fuel growth investments. The Company has identified future cost saving opportunities that we intend to pursue in the near-term. We intend to utilize a significant portion of these cost reductions to fund store technology, data analytics and digital marketing investments to fuel growth in comparable store sales.
We invest in highest-return new store locations to strengthen the Dave & Buster’s brand and portfolio over the long term. During the first twenty-six

weeks of fiscal 2019, the Company opened ten new stores, compared to eleven new store openings in the comparable 2018 period. We currently anticipate opening fifteen to sixteen new stores in fiscal 2019. As part of this strategy, we are actively evaluating new initiatives related to store format. Our efforts include rightsizing the square footage of new stores to match market sales potential and evaluating the pace of new store openings to enhance focus on both new stores and existing store revitalization.
Our robust initiatives to return capital to shareholders encompasses both share repurchases and dividend payments. During the first half of fiscal 2019 we increased our total share repurchase authorization to $800 million and executed additional share repurchases totaling $200,147. We also paid dividends totaling $10,837 during the same period.
Although we will focus our efforts on the near-term priorities, we will continue to evaluate other opportunities as part of our ongoing strategic planning process.
Key Measures of Our Performance
We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:
Comparable store sales.
Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 99 stores as of August 4, 2019.
New store openings.
Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between August 5, 2018 and August 4, 2019, we opened fourteen new stores, eight of which were in new markets.
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
Adjusted EBITDA and Adjusted EBITDA Margin
. We define “Adjusted EBITDA” as net income plus interest expense, net, loss on debt refinancing, provision for income taxes, depreciation and amortization expense, loss on asset disposal, share-based compensation, pre-opening costs, currency transaction (gains) losses and other costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.

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
Presentation of Operating Results
We operate on a 52 or 53-week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. All references to the second quarter of 2019 relate to the 13-week period ended August 4, 2019. All references to the second quarter of 2018 relate to the 13-week period ended August 5, 2018. Fiscal 2019 and fiscal 2018 consist of 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
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
In the first year of operation new store operating margins (excluding pre-opening expenses) typically benefit from honeymoon sales leverage on occupancy, management labor, and other fixed costs. This benefit is partially offset by normal inefficiencies in hourly labor and other costs associated with establishing a new store. In year two, operating margins may decline due to the loss of honeymoon sales leverage on fixed costs which is partially offset by improvements in store operating efficiency. Furthermore, rents in our new stores are typically higher than our comparable store base.
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

Thirteen Weeks Ended August 4, 2019 Compared to Thirteen Weeks Ended August 5, 2018
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 4, 2019		August 5, 2018
Food and beverage revenues	$137,921	40.0%	$130,242	40.8%
Amusement and other revenues	206,678	60.0	188,946	59.2

Total revenues	344,599	100.0	319,188	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	36,934	26.8	33,998	26.1
Cost of amusement and other (as a percentage of amusement and other revenues)	22,689	11.0	21,558	11.4

Total cost of products	59,623	17.3	55,556	17.4
Operating payroll and benefits	80,927	23.5	73,736	23.1
Other store operating expenses	104,376	30.3	94,825	29.7
General and administrative expenses	15,991	4.6	14,764	4.6
Depreciation and amortization expense	32,745	9.5	29,049	9.1
Pre-opening costs	4,723	1.4	5,328	1.7

Total operating costs	298,385	86.6	273,258	85.6

Operating income	46,214	13.4	45,930	14.4
Interest expense, net	4,605	1.3	3,228	1.0

Income before provision for income taxes	41,609	12.1	42,702	13.4
Provision for income taxes	9,253	2.7	8,923	2.8

Net income	$32,356	9.4%	$33,779	10.6%
Change in comparable store sales (1)		(1.8)%		(2.4)%
Company-owned stores open at end of period (1)		130		117
Comparable stores open at end of period (1)		99		86

(1)	Our store in Duluth (Atlanta), Georgia permanently closed on March 3, 2019 as we did not exercise the renewal option and has been excluded from fiscal 2019 store counts and comparable store sales.

Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	August 4, 2019		August 5, 2018
Net income	$32,356	9.4%	$33,779	10.6%
Interest expense, net	4,605		3,228
Provision for income taxes	9,253		8,923
Depreciation and amortization expense	32,745		29,049

EBITDA	78,959	22.9%	74,979	23.5%
Loss on asset disposal	406		431
Share-based compensation	1,907		1,626
Pre-opening costs	4,723		5,328
Other costs (1)	(13)		26

Adjusted EBITDA	$85,982	25.0%	$82,390	25.8%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	August 4, 2019		August 5, 2018
Operating income	$46,214	13.4%	$45,930	14.4%
General and administrative expenses	15,991		14,764
Depreciation and amortization expense	32,745		29,049
Pre-opening costs	4,723		5,328

Store Operating Income Before Depreciation and Amortization	$99,673	28.9%	$95,071	29.8%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments form landlords”).

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 4, 2019	August 5, 2018
New store and operating initiatives	$40,029	$30,256
Games	6,146	11,171
Maintenance capital	4,190	7,431

Total capital additions	$50,365	$48,858
Payments from landlords	$7,099	$15,758

Results of Operations
Revenues
Total revenues increased $25,411, or 8.0%, to $344,599 in the second quarter of fiscal 2019 compared to total revenues of $319,188 in the second quarter of fiscal 2018. For the thirteen weeks ended August 4, 2019, we derived 28.0% of our total revenue from food sales, 12.0% from beverage sales, 59.1% from amusement sales and 0.9% from other sources. For the thirteen weeks ended August 5, 2018, we derived 28.8% of our total revenue from food sales, 12.0% from beverage sales, 58.5% from amusement sales and 0.7% from other sources.
The net increase in revenues for the second quarter of fiscal 2019 compared to the second quarter of 2018 were from the following sources:

Comparable stores	$(4,877)
Non-comparable stores	29,633
Other	655

Total	$25,411

Comparable store revenue decreased $4,877, or 1.8%, in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Comparable store revenue compared to prior year was negatively impacted by increased competitive pressure, and sales transfers to new stores that we opened in markets where we operate. Comparable walk-in revenues, which accounted for 90.4% of comparable store revenue for the second quarter of fiscal 2019, decreased 2.0% compared to the similar period in fiscal 2018. Comparable store special events revenues, which accounted for 9.6% of comparable store revenue for the second quarter of fiscal 2019, increased 0.1% compared to the second quarter of fiscal 2018.
Food sales at comparable stores decreased by $2,985, or 3.8%, to $75,645 in the second quarter of fiscal 2019 from $78,630 in the second quarter of fiscal 2018. Beverage sales at comparable stores decreased by $537, or 1.6%, to $32,528 in the second quarter of fiscal 2019 from $33,065 in the 2018 comparison period. Comparable store amusement and other revenues in the second quarter of fiscal 2019 decreased by $1,355, or 0.8%, to $160,112 from $161,467 in the comparable thirteen weeks of fiscal 2018. The decrease in amusement sales was due in part to lower customer volumes partially offset by various pricing initiatives in the current year, including an increase in new card fees with the launch of our RFID power card in the first quarter of fiscal 2019.
Non-comparable store revenue increased $29,633, for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. The increase in non-comparable store revenue was primarily driven by 198 additional operating store weeks contributed by our thirty-one non-comparable stores, fourteen of which opened subsequent to the second quarter of fiscal 2018, partially offset by a decrease in revenue due to the closure of our store in Duluth (Atlanta), Georgia on March 3, 2019.
Cost of products
The total cost of products was $59,623 for the second quarter of fiscal 2019 and $55,556 for the second quarter of fiscal 2018. The total cost of products as a percentage of total revenues was 17.3% and 17.4% for the second quarter of fiscal 2019 and fiscal 2018, respectively.
Cost of food and beverage products increased to $36,934 in the second quarter of fiscal 2019 compared to $33,998 for the second quarter of fiscal 2018 due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 70 basis points to 26.8% for the second quarter of fiscal 2019 from 26.1% for the second quarter of fiscal 2018. Higher poultry costs due to our “All You Can Eat” wings promotion, higher bar consumable costs due to our shift to fresh juices at the bar as well as the impact of our larger non-comparable

store group, were partially offset by declines in seafood costs and increases in food and beverage prices.
Cost of amusement and other increased to $22,689 in the second quarter of fiscal 2019 compared to $21,558 in the second quarter of fiscal 2018. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 40 basis points to 11.0% for the second quarter of fiscal 2019 from 11.4% for the second quarter of fiscal 2018. The decrease in cost of amusement and other as a percentage of revenue was due, in part, to lower expense associated with our estimated amusement redemption liabilities and leverage from revenue increases derived from an increase in the price of power cards and higher revenue from our virtual reality platform. Increases in cost of amusements due to recently imposed tariffs were largely offset by price increases in WIN!.

Operating payroll and benefits
Total operating payroll and benefits increased by $7,191, or 9.8%, to $80,927 in the second quarter of fiscal 2019 compared to $73,736 in the second quarter of fiscal 2018. This increase was primarily due to labor associated with the additional operating store weeks of our non-comparable stores. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 40 basis points to 23.5% in the second quarter of fiscal 2019 compared to 23.1% for the second quarter of fiscal 2018. This increase was due to an hourly wage rate increase of 4.6%, normal labor inefficiencies associated with our non-comparable store base and unfavorable leverage on decreased comparable store sales.
Other store operating expenses
Other store operating expenses increased by $9,551, or 10.1%, to $104,376 in the second quarter of fiscal 2019 compared to $94,825 in the second quarter of fiscal 2018, primarily due to new store openings. Other store operating expenses as a percentage of total revenues increased 60 basis points to 30.3% in the second quarter of fiscal 2019 compared to 29.7% in the second quarter of fiscal 2018. This increase was due primarily to higher occupancy costs associated with our non-comparable stores, deleveraging of our occupancy costs on lower comparable store sales, and incremental legal and sports viewing costs, partially offset by favorable leverage of marketing expenses relative to total revenue.
General and administrative expenses
General and administrative expenses increased by $1,227, or 8.3%, to $15,991 in the second quarter of fiscal 2019 compared to $14,764 in the second quarter of fiscal 2018. The increase in general and administrative expenses was primarily driven by increased compensation and professional services costs at our corporate headquarters. General and administrative expenses, as a percentage of total revenues remained unchanged at 4.6% in both the second quarter of fiscal 2019 and the second quarter of fiscal 2018.
Depreciation and amortization expense
Depreciation and amortization expense increased by $3,696 or 12.7%, to $32,745 in the second quarter of fiscal 2019 compared to $29,049 in the second quarter of fiscal 2018. Increased depreciation due to our 2018 and 2019 capital expenditures for new stores, operating initiatives, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.
Pre-opening costs
Pre-opening costs decreased by $605 to $4,723 in the second quarter of fiscal 2019 compared to $5,328 in the second quarter of fiscal 2018
.
Interest expense, net
Interest expense, net increased by $1,377 to $4,605 in the second quarter of fiscal 2019 compared to $3,228 in the second quarter of fiscal 2018 due primarily to an increase in average outstanding debt and higher interest rates.

Provision for income taxes
The effective income tax rate increased to 22.2% in the second quarter of fiscal 2019 compared to 20.9% in the second quarter of fiscal 2018. The increase is driven by lower excess tax benefit associated with share-based compensation partially offset by higher tax credits and a favorable change in the mix of jurisdictional earnings.

Twenty-Six Weeks Ended August 4, 2019 Compared to Twenty-Six Weeks Ended August 5, 2018
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Twenty-six Weeks Ended		Twenty-six Weeks Ended
	August 4, 2019		August 5, 2018
Food and beverage revenues	$286,142	40.4%	$269,997	41.5%
Amusement and other revenues	422,039	59.6	381,381	58.5

Total revenues	708,181	100.0	651,378	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	75,688	26.5	70,018	25.9
Cost of amusement and other (as a percentage of amusement and other revenues)	45,660	10.8	42,677	11.2

Total cost of products	121,348	17.1	112,695	17.3
Operating payroll and benefits	163,800	23.1	146,630	22.5
Other store operating expenses	210,621	29.8	188,165	28.9
General and administrative expenses	32,837	4.6	30,418	4.7
Depreciation and amortization expense	63,886	9.0	56,555	8.7
Pre-opening costs	11,725	1.7	12,381	1.9

Total operating costs	604,217	85.3	546,844	84.0

Operating income	103,964	14.7	104,534	16.0
Interest expense, net	8,661	1.2	6,085	0.9

Income before provision for income taxes	95,303	13.5	98,449	15.1
Provision for income taxes	20,504	2.9	22,520	3.4

Net income	$74,799	10.6%	$75,929	11.7%
Change in comparable store sales (1)		(1.0)%		(3.7)%
Company-owned stores open at end of period (1)		130		117
Comparable stores open at end of period (1)		99		86

(1)	Our store in Duluth (Atlanta), Georgia permanently closed on March 3, 2019 as we did not exercise the renewal option and has been excluded from fiscal 2019 store counts and comparable store sales.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Twenty-six Weeks		Twenty-six Weeks
	Ended		Ended
	August 4, 2019		August 5, 2018
Net income	$74,799	10.6%	$75,929	11.7%
Interest expense, net	8,661		6,085
Provision for income taxes	20,504		22,520
Depreciation and amortization expense	63,886		56,555

EBITDA	167,850	23.7%	161,089	24.7%
Loss on asset disposal	826		693
Share-based compensation	3,732		4,014
Pre-opening costs	11,725		12,381
Other costs (1)	33		121

Adjusted EBITDA	$184,166	26.0%	$178,298	27.4%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Twenty-six Weeks		Twenty-six Weeks
	Ended		Ended
	August 4, 2019		August 5, 2018
Operating income	$103,964	14.7%	$104,534	16.0%
General and administrative expenses	32,837		30,418
Depreciation and amortization expense	63,886		56,555
Pre-opening costs	11,725		12,381

Store Operating Income Before Depreciation and Amortization	$212,412	30.0%	$203,888	31.3%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for Payments from landlords.

	Twenty-six Weeks	Twenty-six Weeks
	Ended	Ended
	August 4, 2019	August 5, 2018
New store and operating initiatives	$91,447	$78,464
Games	9,842	18,604
Maintenance capital	10,485	10,726

Total capital additions	$111,774	$107,794
Payments from landlords	$21,341	$30,545

Results of Operations
Revenues
Total revenues increased $56,803, or 8.7%, to $708,181 in the twenty-six
week period ended August 4, 2019 compared to total revenues of $651,378 in the twenty-six
week period ended August 5, 2018. For the
twenty-six
weeks ended August 4, 2019, we derived 27.9% of our total revenue from food sales, 12.5% from beverage sales, 58.8% from amusement sales and 0.8% from other sources. For the twenty-six
weeks ended August 5, 2018, we derived 28.6% of our total revenue from food sales, 12.9% from beverage sales, 57.9% from amusement sales and 0.6% from other sources.
The net increase in revenues for the
twenty-six
weeks ended August 4, 2019 compared to the
twenty-six
period ended August 5, 2018, were from the following sources:

Comparable stores	$(5,802)
Non-comparable stores	62,221
Other	384

Total	$56,803

Comparable store revenue decreased $5,802, or 1.0%, in the
twenty-six
weeks ended August 4, 2019 compared to the
twenty-six
weeks ended August 5, 2018. Comparable store revenue compared to prior year was negatively impacted by an unfavorable shift in the current year holiday/school break calendar, increased competitive pressure, and sales transfers to new stores that we opened in markets where we operate. Comparable walk-in
revenues, which accounted for 91.3% of comparable store revenue for the twenty-six
weeks ended August 4, 2019, decreased 1.3% compared to the similar period in fiscal 2018. Comparable store special events revenues, which accounted for 8.7% of comparable store revenue for the twenty-six
weeks ended August 4, 2019, increased 1.5% compared to the similar period in fiscal 2018.
Food sales at comparable stores decreased by $5,276, or 3.3%, to $156,354 in the twenty-six
weeks ended August 4, 2019 from $161,630 in the in the
twenty-six
weeks ended August 5, 2018. Beverage sales at comparable stores decreased by $2,293, or 3.1%, to $70,533 in the twenty-six
week period ended August 4, 2019 from $72,826 in the 2018 comparison period. Comparable store amusement and other revenues in the twenty-six
week period ended August 4, 2019 increased by $1,767, or 0.5%, to $332,689 from $330,922 in the comparable twenty-six
weeks of fiscal 2018. The increase in amusement sales was positively impacted by various pricing initiatives in the current year, including an increase in new card fees with the launch of our RFID power card and incremental sales associated with our virtual reality platform which launched during the second quarter of fiscal 2018.
Non-comparable
store revenue increased $62,221, for the
twenty-six
week period ended August 4, 2019 compared to the
twenty-six
week period ended August 5, 2018. The increase in
non-comparable
store revenue was primarily driven by 394 additional operating store weeks contributed by our thirty-one
non-comparable
stores, fourteen of which opened subsequent to the second quarter of fiscal 2018, partially offset by a decrease in revenue due to the closure of our store in Duluth (Atlanta), Georgia on March 3, 2019.
Cost of products
The total cost of products was $121,348 for the
twenty-six
week period ended August 4, 2019 and $112,695 for the
twenty-six
week period ended August 5, 2018. The total cost of products as a percentage of total revenues was 17.1% and 17.3% for the twenty-six
weeks ended August 4, 2019 and the
twenty-six
week period ended August 5, 2018, respectively.
Cost of food and beverage products increased to $75,688 in the twenty-six

week period ended August 4, 2019 compared to $70,018 for the twenty-six

week period ended August 5, 2018, due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 60 basis points to 26.5% for the twenty-six

week period ended August 4, 2019 from 25.9% for the

twenty-six

week period ended August 5, 2018. Higher meat costs resulting from our upgraded steak products, higher poultry costs due to our “All You Can Eat” wings promotion and higher bar consumable costs due to our shift to fresh juices at the bar as well as the impact of our larger non-comparable

store group, were partially offset by declines in seafood costs and increases in food and beverage prices.
Cost of amusement and other increased to $45,660 in the
twenty-six
week period ended August 4, 2019 compared to $42,677 in the
twenty-six
week period ended August 5, 2018. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 40 basis points to 10.8% for the twenty-six
week period ended August 4, 2019 from 11.2% for the
twenty-six
week period ended August 5, 2018. The decrease in cost of amusement and other as a percentage of revenue was due, in part, to lower expense associated with our estimated amusement redemption liabilities, an increase in the price of power cards and a slight shift in game play to non-redemption
games.

Operating payroll and benefits
Total operating payroll and benefits increased by $17,170, or 11.7%, to $163,800 in the twenty-six
week period ended August 4, 2019 compared to $146,630 in the twenty-six
week period ended August 5, 2018. This increase was primarily due to labor associated with the additional operating store weeks of our non-comparable
stores. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 60 basis points to 23.1% in the twenty-six
week period ended August 4, 2019 compared to 22.5% for the
twenty-six
week period ended August 5, 2018. This increase was due to an hourly wage rate increase of 4.5%, incremental amusements labor related to our virtual reality platform, normal labor inefficiencies associated with our non-comparable
store base and unfavorable leverage on decreased comparable store sales.
Other store operating expenses
Other store operating expenses increased by $22,456, or 11.9%, to $210,621 in the twenty-six
week period ended August 4, 2019 compared to $188,165 in the twenty-six
week period ended August 5, 2018, primarily due to new store openings. Other store operating expenses as a percentage of total revenues increased 90 basis points to 29.8% in the twenty-six
week period ended August 4, 2019 compared to 28.9% in the
twenty-six
week period ended August 5, 2018. This increase was due primarily to higher occupancy costs associated with our non-comparable
stores, deleveraging of our occupancy costs on lower comparable store sales, incremental legal and sports viewing costs, and the absence of hurricane-related business interruption proceeds recorded in the first quarter of the prior year.
General and administrative expenses
General and administrative expenses increased by $2,419, or 8.0%, to $32,837 in the twenty-six
week period ended August 4, 2019 compared to $30,418 in the
twenty-six
week period ended August 5, 2018. The increase in general and administrative expenses was primarily driven by increased compensation and professional services costs at our corporate headquarters. General and administrative expenses, as a percentage of total revenues remained relatively unchanged at 4.6% in the twenty-six
week period ended August 4, 2019 compared to 4.7% in the
twenty-six
week period ended August 5, 2018.
Depreciation and amortization expense
Depreciation and amortization expense increased by $7,331 or 13.0%, to $63,886 in the twenty-six
week period ended August 4, 2019 compared to $56,555 in the
twenty-six
week period ended August 5, 2018. Increased depreciation due to our 2018 and 2019 capital expenditures for new stores, operating initiatives, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $656 to $11,725 in the
twenty-six
week period ended August 4, 2019 compared to $12,381 in the comparable time period of fiscal 2018
.
Interest expense, net
Interest expense, net increased by $2,576 to $8,661 in the
twenty-six
week period ended August 4, 2019 compared to $6,085 in the
twenty-six
week period ended August 5, 2018 due primarily to higher interest rates and an increase in average outstanding debt.

Provision for income taxes
The effective income tax rate decreased to 21.5% in the
twenty-six
weeks ended August 4, 2019 compared to 22.9% in the
twenty-six
week period ended August 5, 2018. The decrease reflects higher tax credits and a favorable change in the mix of jurisdictional earnings partially offset by lower excess tax benefit associated with share-based compensation.
Liquidity and Capital Resources
Cash and Cash Equivalents
At August 4, 2019, we had cash and cash equivalents of $23,318 and a net working capital deficit of $178,426. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Our operations do not require significant inventory or receivables, and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as noncurrent assets and not a part of working capital.

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
We expect to spend between $242,000 and $252,000 ($200,000 to $210,000 net of payments from landlord) in capital additions during fiscal 2019. The fiscal 2019 additions are expected to include approximately $196,000 to $206,000 ($154,000 to $164,000 net of payments from landlords) for new store construction and operating improvement initiatives, $19,000 for game refreshment and $27,000 in maintenance capital. A portion of the 2019 new store spend is related to stores that will be under construction in 2019 but will not be open until 2020.
Debt and Derivatives
We maintain a $500,000 unsecured revolving credit facility. Availability under the revolving credit facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. At August 4, 2019, we had net availability for borrowings of $197,853 based on an outstanding revolver balance of $294,000 and $8,147 in standby letters of credit. We had total outstanding debt obligation of $567,750 under the existing term loan and revolving credit facility, which matures in August 2022. At August 4, 2019, the Company was in compliance with all our covenants contained in our existing credit facility, and none are expected to impact our liquidity or capital resources.
We use interest rate swaps in the management of our exposure to fluctuations in interest rates on our variable rate credit facility. Refer to Note 1 of the Unaudited Consolidated Financial Statements for further discussion.
Dividends and Share Repurchases
Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule

10b5-1

of the Exchange Act. The share repurchase program may be modified, suspended or discontinued at any time. As of August 4, 2019, we had approximately $269,990 remaining of a total $800,000 share repurchase authorization. The existing share repurchase program expires at the end of fiscal 2020. During the twenty-six

weeks ended August 4, 2019, we declared and paid cash dividends of $10,837. Our Board of Directors may authorize capital allocation initiatives, including additional dividends, to return value to shareholders as allowable under our existing credit facility.
Cash Flow Summary
Operating Activities
— Net cash provided by operating activities decreased $28,221 in the twenty-six
weeks ended August 4, 2019 compared to the
twenty-six
weeks ended August 5, 2018 driven primarily by net cash flows associated with changes in working capital.
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
Investing Activities
— Cash used in investing activities primarily reflects capital expenditures.
During the
twenty-six
weeks ended August 4, 2019, the Company spent $99,483 ($78,142 net of payments from landlords) for new store construction and operating improvement initiatives, $9,763 for game refreshment and $8,629 for maintenance capital.
During the
twenty-six
weeks ended August 5, 2018, we spent $86,979 ($56,434 net of payments from landlords) for new store construction and operating improvement initiatives, $19,065 for game refreshment and $10,580 for maintenance capital.
Financing Activities
— Cash used in financing activities primarily reflected approximately $200,000 of share repurchases and approximately $11,000 of cash dividends paid, partially offset by $173,500 of net proceeds from borrowings of debt in the twenty-six
weeks ended August 4, 2019. Cash used in financing activities primarily reflected approximately $61,000 of share repurchases and $4,500 of net repayments of debt in the twenty-six
weeks ended August 5, 2018.

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
Changes in Internal Control Over Financial Reporting
Effective February 4, 2019 we adopted the new guidance for lease accounting (Topic 842). As a result, changes to processes and procedures occurred that affected the Company’s internal control over financial reporting. While we believe the Company’s internal control over financial reporting for affected process and procedures is effective, we will continue to evaluate and monitor these changes and assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year.
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules
 13a-15(f)
and
15d-15(f))
that occurred during our second quarter ended August 4, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.
ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report as filed on Form
10-K
on April 2, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding repurchase of our common stock, in thousands, except share amounts, during the thirteen weeks ended
August 4, 2019:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (3)
May 6, 2019 – June 2, 2019	—	$—	—	$406,666
June 3, 2019 – July 7, 2019	1,400,000	$39.93	1,400,000	$350,766
July 8, 2019 – August 4, 2019	2,000,000	$40.39	2,000,000	$269,990

(1)	Monthly information is presented by reference to our fiscal periods during the thirteen weeks ended August 4, 2019.

(2)	Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule
10b5-1
of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time.

(3)	Based on total share repurchase authorization in effect on August 4, 2019.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: September 10, 2019	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Chief Executive Officer

Date: September 10, 2019	By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Financial Officer