Form 10-Q
period 2019-11-03
Dave & Buster's Entertainment, Inc.
filed 2019-12-10
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
November 3, 2019
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
4, 2019, the registrant had
30,570,973
 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM

10-Q

FOR QUARTERLY PERIOD ENDED NOVEMBER 3, 2019

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	November 3, 2019	February 3, 2019
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$20,880	$21,585
Inventories	32,620	27,315
Prepaid expenses	12,722	20,713
Income taxes receivable	2,876	1,880
Other current assets	2,511	19,600

Total current assets	71,609	91,093
Property and equipment (net of $657,348 and $578,178 accumulated depreciation as of November 3, 2019 and February 3, 2019, respectively)	878,203	805,337
Operating lease right of use assets	967,697	—
Deferred tax assets	8,934	6,736
Tradenames	79,000	79,000
Goodwill	272,628	272,625
Other assets and deferred charges	20,116	18,396

Total assets	$2,298,187	$1,273,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,000	$15,000
Accounts payable	65,538	60,427
Accrued liabilities	199,125	157,164
Income taxes payable	1,720	11,799

Total current liabilities	281,383	244,390
Deferred income taxes	19,287	14,634
Deferred occupancy costs	—	223,678
Operating lease liabilities	1,174,772	—
Other liabilities	34,240	24,179
Long-term debt, net	640,384	378,469
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 43,350,485 shares at November 3, 2019 and 43,177,476 shares at February 3, 2019; outstanding: 30,566,973 shares at November 3, 2019 and 37,522,085 shares at February 3, 2019	434	432
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	337,510	331,255
Treasury stock, 12,783,512 and 5,655,391 shares as of November 3, 2019 and February 3, 2019, respectively	(595,041)	(297,129)
Accumulated other comprehensive loss	(8,156)	(683)
Retained earnings	413,374	353,962

Total stockholders’ equity	148,121	387,837

Total liabilities and stockholders’ equity	$2,298,187	$1,273,187

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended November 3, 2019	Thirteen Weeks Ended November 4, 2018
Food and beverage revenues	$124,637	$118,807
Amusement and other revenues	174,715	163,332

Total revenues	299,352	282,139
Cost of food and beverage	33,384	31,163
Cost of amusement and other	18,796	17,571

Total cost of products	52,180	48,734
Operating payroll and benefits	76,165	71,309
Other store operating expenses	110,713	96,267
General and administrative expenses	16,210	15,043
Depreciation and amortization expense	33,340	30,574
Pre-opening costs	4,245	4,740

Total operating costs	292,853	266,667

Operating income	6,499	15,472
Interest expense, net	6,110	3,321

Income before provision (benefit) for income taxes	389	12,151
Provision (benefit) for income taxes	(93)	295

Net income	482	11,856

Unrealized foreign currency translation gain (loss)	59	(76)
Unreali zed loss of derivatives, net of tax	(1,568)	—

Total other comprehensive loss	(1,509)	(76)

Total comprehensive income (loss)	$(1,027)	$11,780

Net income per share:
Basic	$0.02	$0.30
Diluted	$0.02	$0.30
Weighted average shares used in per share calculations:
Basic	30,980,878	38,892,288
Diluted	31,515,454	39,855,648

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Thirty-nine Weeks Ended November 3, 2019	Thirty-nine Weeks Ended N ovember 4, 2018
Food and beverage revenues	$410,779	$388,804
Amusement and other revenues	596,754	544,713

Total revenues	1,007,533	933,517
Cost of food and beverage	109,072	101,181
Cost of amusement and other	64,456	60,248

Total cost of products	173,528	161,429
Operating payroll and benefits	239,965	217,939
Other store operating expenses	321,334	284,432
General and administrative expenses	49,047	45,461
Depreciation and amortization expense	97,226	87,129
Pre-opening costs	15,970	17,121

Total operating costs	897,070	813,511

Operating income	110,463	120,006
Interest expense, net	14,771	9,406

Income before provision for income taxes	95,692	110,600
Provision for income taxes	20,411	22,815

Net income	75,281	87,785

Unrealized foreign currency translation gain ( loss )	2	(438)
Unrealized loss of derivatives, net of tax	(7,475)	—

Total other comprehensive loss	(7,473)	(438)

Total comprehensive income	$67,808	$87,347

Net income per share:
Basic	$2.19	$2.23
Diluted	$2.15	$2.18
Weighted average shares used in per share calculations:
Basic	34,405,503	39,314,271
Diluted	35,042,311	40,257,231

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirteen Weeks Ended November 3, 2019
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance August 4, 2019	43,337,125	$433	$335,599	10,358,291	$(497,862)	$(6,647)	$417,779	$249,302
Net income	—	—	—	—	—	—	482	482
Unrealized foreign currency translation gain	—	—	—	—	—	59	—	59
Unrealized loss of derivatives, net of tax	—	—	—	—	—	(1,568)	—	(1,568)
Share-based compensation	—	—	1,747	—	—	—	—	1,747
Issuance of common stock	13,360	1	164	—	—	—	—	165
Repurchase of common stock	—	—		2,425,221	(97,179)	—	—	(97,179)
Dividends declared ($0.16 per share)	—	—	—	—	—	—	(4,887)	(4,887)

Balance November 3, 2019	43,350,485	$434	$337,510	12,783,512	$(595,041)	$(8,156)	$413,374	$148,121

	Thirteen Weeks Ended November 4 , 201 8
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance August 5, 2018	42,937,988	$429	$325,951	3,910,033	$(209,084)	$(611)	$324,240	$440,925
Net income	—	—	—	—	—	—	11,856	11,856
Unrealized foreign currency translation loss	—	—	—	—	—	(76)	—	(76)
Share-based compensation	—	—	1,757	—	—	—	—	1,757
Issuance of common stock	199,988	2	1,686	—	—	—	—	1,688
Repurchase of common stock	—	—	—	436,706	(24,997)	—	—	(24,997)
Dividends declared ($0.15 per share)	—	—	—	—	—	—	(5,842)	(5,842)

Balance November 4, 2018	43,137,976	$431	$329,394	4,346,739	$(234,081)	$(687)	$330,254	$425,311

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirty-nine Weeks Ended November 3, 2019
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 3, 2019	43,177,476	$432	$331,255	5,655,391	$(297,129)	$(683)	$353,962	$387,837
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(145)	(145)
Net income	—	—	—	—	—	—	75,281	75,281
Unrealized foreign currency translation gain	—	—	—	—	—	2	—	2
Unrealized loss of derivatives, net of tax	—	—	—	—	—	(7,475)	—	(7,475)
Share-based compensation	—	—	5,479	—	—	—	—	5,479
Issuance of common stock	173,009	2	776	—	—	—	—	778
Repurchase of common stock	—	—		7,128,121	(297,912)	—	—	(297,912)
Dividends declared ($0.46 per share)	—	—	—	—	—	—	(15,724)	(15,724)

Balance November 3, 2019	43,350,485	$434	$337,510	12,783,512	$(595,041)	$(8,156)	$413,374	$148,121

	Thirty-nine Weeks Ended November 4 , 201 8
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 4, 2018	42,660,806	$427	$320,488	2,558,721	$(147,331)	$(249)	$248,311	$421,646
Net income	—	—	—	—	—	—	87,785	87,785
Unrealized foreign currency translation loss	—	—	—	—	—	(438)	—	(438)
Share-based compensation	—	—	5,771	—	—	—	—	5,771
Issuance of common stock	477,170	4	3,135	—	—	—	—	3,139
Repurchase of common stock	—	—	—	1,788,018	(86,750)	—	—	(86,750)
Dividends declared ($0.15 per share)	—	—	—	—	—	—	(5,842)	(5,842)

Balance November 4, 2018	43,137,976	$431	$329,394	4,346,739	$(234,081)	$(687)	$330,254	$425,311

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Thirty-nine Weeks Ended November 3, 2019	Thirty-nine Weeks Ended November 4, 2018
Cash flows from operating activities:
Net income	$75,281	$87,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	97,226	87,129
Deferred taxes	5,309	8,067
Loss on disposal of fixed assets	1,284	813
Share-based compensation	5,479	5,771
Other, net	928	847
Changes in assets and liabilities:
Inventories	(5,305)	(170)
Prepaid expenses	(615)	(1,436)
Income tax receivable	(996)	1,940
Other current assets	6,050	(6,610)
Other assets and deferred charges	(1,775)	(1,020)
Accounts payable	5,422	5,512
Accrued liabilities	37,671	14,260
Income taxes payable	(10,079)	1,081
Deferred occupancy costs	—	31,155
Other liabilities	1,909	1,876

Net cash provided by operating activities	217,789	237,000

Cash flows from investing activities:
Capital expenditures	(172,888)	(163,745)
Proceeds from sales of property and equipment	615	263
Proceeds from insurance	—	107

Net cash used in investing activities	(172,273)	(163,375)

Cash flows from financing activities:
Proceeds from debt	366,000	191,000
Payments of debt	(104,250)	(174,250)
Proceeds from the exercise of stock options	778	3,139
Repurchase of common stock under share repurchase program	(297,317)	(86,077)
Dividends paid	(10,837)	(5,842)
Repurchases of common stock to satisfy employee withholding tax obligations	(595)	(673)

Net cash used in financing activities	(46,221)	(72,703)

Increase (decrease) in cash and cash equivalents	(705)	922
Beginning cash and cash equivalents	21,585	18,795

Ending cash and cash equivalents	$20,880	$19,717

Supplemental disclosures of cash flow information:
Decrease in fixed asset accounts payable	$(311)	$(474)
Cash paid for income taxes, net	$26,086	$11,661
Cash paid for interest, net	$13,920	$8,853
Dividend declared, not paid	$4,887	$—

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1: Summary of Significant Accounting Policies
Basis of presentation
— Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. During the first three quarters of fiscal 2019, we opened fourteen stores and permanently closed one store in Duluth (Atlanta), Georgia on March 3, 2019. As of November 3, 2019, we owned and operated 134 stores located in 39 states, Puerto Rico and one Canadian province.
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the thirty-nine weeks ended November 3, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending February 2, 2020. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended February 3, 2019, included in our Annual Report on Form
10-K
as filed with the SEC.
We operate on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period reported has 13 weeks. Fiscal 2019 and 2018, which end on February 2, 2020 and February 3, 2019, contain 52 weeks.
Cash and cash equivalents
— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. Book overdrafts of $2,246 and $12,782 are presented in “Accounts payable” in the Consolidated Balance Sheets as of November 3, 2019 and February 3, 2019, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.
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
Non-financial
assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include such items as property and equipment, goodwill, tradenames and other assets. These assets are measured at fair value when they were evaluated for impairment. During the thirty-nine weeks ended November 3, 2019, there were no impairments recognized.

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
The following derivative instruments were outstanding as of the end of the period:

		Fair Value
	Balance Sheet Location	November 3, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$(3,202)
Interest rate swaps	Other liabilities	(7,083)

Total derivatives		$(10,285)

The following table summarizes the activity in accumulated other comprehensive loss related to our interest rate swap derivative instruments:

	Thirteen Weeks Ended November 3, 2019	Thirty-nine Weeks Ended November 3, 2019
Loss recognized in accumulated other comprehensive loss	$(2,483)	$(10,623)
Loss reclassified from accumulated other comprehensive loss into net earnings (1)	$326	$338
Income tax benefit of interest rate swaps in accumulated other comprehensive loss	$589	$2,810

(1)	Amounts reclassified into net earnings are included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income.

Revenue recognition
— Amusement revenues are primarily recognized upon utilization of game play credits on power cards purchased and used by customers to activate most of the video and redemption games. We have deferred a portion of revenues for the estimated unfulfilled performance obligations related to unused game play credits which we believe our customers will utilize in the future. During the thirteen weeks and thirty-nine weeks ended November 3, 2019, we recognized revenue of approximately $3,000 and $20,000, respectively, related to the amount in deferred amusement revenue as of the end of fiscal 2018.
In jurisdictions where we do not have a legal obligation to remit unredeemed gift card balances to a legal authority, we recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirteen and thirty-nine weeks ended November 3, 2019, we recognized revenue of approximately $2,800 and $4,100, respectively, related to the amount in deferred gift card revenue as of the end of fiscal 2018, of which approximately $260 and $690 was gift card breakage revenue.
Stockholders’ equity
— Our Board of Directors has approved a share repurchase program under which the Company may repurchase shares on the open market, through privately negotiated transactions and through trading plans. The share repurchase program may be modified, suspended or discontinued at any time. On July 12, 2019, the Company increased its share repurchase authorization to $800,000. The share repurchase authorization expires at the end of fiscal 2020. During the thirteen and thirty-nine weeks ended November 3, 2019, the Company purchased 2,425,021 and 7,116,585 shares of common stock at an average cost of $40.07 and $41.78 per share, respectively. As of November 3, 2019, we have approximately $172,820 of share repurchase authorization remaining under the current plan.

In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the thirty-nine weeks ended November 3, 2019, we withheld 11,536 shares of common stock to satisfy $595 of employees’ tax obligations.
Recently adopted accounting guidance
— On February 4, 2019, we adopted Accounting Standard Update (“ASU”)
2016-02,
Leases (Topic 842). This new guidance requires the recognition of lease liabilities, representing future minimum lease payments on a discounted basis, and corresponding right-of-use
(“ROU”) assets on the balance sheet for most leases. We adopted this standard using a modified retrospective approach, and we elected the transition method that allows us to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative period information ha
s
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
In August 2018, the FASB issued ASU
2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements for fair value measurements. The update is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company does not anticipate the updated guidance will have a material impact on its consolidated financial statements.

Note 2: Accrued Liabilities
Accrued liabilities consist of the following as of the end of each period:

	November 3, 2019	February 3, 2019
Current portion of operating lease liabilities, net (refer to Note 4)	$44,666	$—
Current portion of deferred occupancy costs	—	15,737
Deferred amusement revenue	50,331	44,232
Amusement redemption liability	20,341	19,911
Compensation and benefits	19,928	24,280
Property taxes	10,513	7,278
Customer deposits	8,713	3,731
Deferred gift card revenue	8,127	9,450
Current portion of long-term insurance	5,600	5,900
Dividend payable	4,887	—
Utilities	4,103	4,032
Sales and use taxes	4,037	5,226
Inventory liabilities	3,798	2,876
Current portion of derivatives	3,202	—
Variable rent liabilities	1,931	2,245
Other (refer to Note 5)	8,948	12,266

Total accrued liabilities	$199,125	$157,164

Note 3: Debt
Long-term debt consists of the following as of:

	November 3, 2019	February 3, 2019
Credit facility - term	$270,000	$281,250
Credit facility - revolver	386,000	113,000

Total debt outstanding	656,000	394,250
Less:
Current installments - term	(15,000)	(15,000)
Debt issuance costs - term	(616)	(781)

Long-term debt, net	$640,384	$378,469

On August 17, 2017, we entered into a senior secured credit facility that provides a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. The $500,000 revolving credit facility includes a $35,000 letter of credit sub-facility
and a $15,000 swing loan
sub-facility.
The revolving credit facility is available to provide financing for general purposes. Principal payments on the term loan facility are $3,750 per quarter through maturity, when the remaining balance is due. Our current credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of November 3, 2019, we had letters of credit outstanding of $8,147 and $105,853 of borrowing available under our revolving credit facility.
The interest rates per annum applicable to loans, other than swing loans, under our existing credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swing loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at one-month LIBOR plus a spread ranging from 1.25% to 2.00% for the term loans and the revolving loans. The interest rate at November 3, 2019 was based on one-month LIBOR plus 1.50%. As of November 3, 2019, the Company’s weighted average interest rate on outstanding borrowings was 4.03%, including the impact of the interest rate swap agreements. The weighted average effective rate includes amortization of debt issuance costs, commitment and other fees.

Our credit facility contains restrictive covenants that, among other things, place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our credit facility requires us to maintain certain financial ratio covenants. As of November 3, 2019, we were in compliance with our restrictive and financial ratio covenants of our credit facility.
Interest expense, net
— The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks Ended November 3, 2019	Thirteen Weeks Ended November 4, 2018
Interest expense on credit facilities	$6,095	$3,358
Amortization of issuance cost	198	198
Interest income	(24)	(27)
Capitalized interest	(159)	(192)
Change in fair value of interest rate cap	—	(16)

Total interest expense, net	$6,110	$3,321

	Thirty-nine Weeks Ended November 3, 2019	Thirty-nine Weeks Ended November 4, 2018
Interest expense on credit facilities	$15,010	$9,637
Amortization of issuance cost	594	594
Interest income	(75)	(83)
Capitalized interest	(758)	(720)
Change in fair value of interest rate cap	—	(22)

Total interest expense, net	$14,771	$9,406

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
Lease expense consisted of the following:

	Thirteen Weeks Ended November 3, 2019	Thirty-nine Weeks Ended November 3, 2019
Operating	$31,489	$91,729
Variable	88	2,080
Short-term	108	324

Total	$31,685	$94,133

Store lease expense is included in “Other store operating expenses” or
“Pre-opening
costs,” accordingly, and corporate lease expense is included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income.
Operating leases are included within the “Operating lease right of use assets”, “Accrued liabilities” and “Operating lease liabilities” in the Consolidated Balance Sheets. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include both facility and equipment leases. The operating lease ROU asset is reduced by leasehold improvement incentives as the incentives are earned. As of November 3, 2019, the balance of leasehold improvement incentive receivables was $5,907 and is reflected as a reduction of the current portion of operating lease liabilities. The Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. The Company uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a hypothetical credit rating.

Other information related to leases is as follows:

November 3, 2019
Cash paid for amounts included in the measurement of lease liabi li ties
Operating cash flows from operating leases	$91,595
ROU assets obtained in exchange for new operating lease liabilities	$157,873
Weighted-average remaining lease term - operating leases (in years)	15.8
Weighted-average discount rate - operating leases	5.9%

The maturities of our operating lease liabilities are as follows as of November 3, 2019:

Remainder of 2019	$22,491
2020	132,635
2021	127,769
2022	119,779
2023	116,224
Thereafter	1,436,809

Total	$1,955,707
Less: Interest	730,362

Total discounted operating lease liabilities	$1,225,345

Operating lease payments in the table above includes minimum lease payments for six future sites for which the lease has commenced, and the stores are expected to open in fiscal 2019 and the first half of fiscal 2020. Operating lease payments exclude minimum lease payments for seventeen executed facility leases for which
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
On June 30, 2017, we agreed to settle litigation related to alleged violations of the Employee Retirement Income Security Act. The settlement agreement was preliminarily approved by the court on December 7, 2018 with final approval on July 19, 2019. To cover the net costs of settlement, including payment to any opt-in
members and class attorneys, as well as related settlement administration costs, we recorded a net charge of $2,550 (representing $7,500 of gross settlement costs less $4,950 of insurance recoveries) during fiscal 2017. During the third quarter of fiscal 2019, all funds required to be paid under the final settlement and release agreement were remitted to a settlement fund as directed by the court.

The Company is currently a defendant in several lawsuits filed in courts in California alleging violations of California Business and Professions Code, industry wage orders, wage-and-hour
laws and rules and regulations pertaining primarily to the failure to pay proper regular and overtime wages, failure to pay for missed meals and rest periods, pay stub violations, failure to pay all wages due at the time of termination and other employment related claims (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or Private Attorneys General Act representative actions and seek substantial damages and penalties. With respect to these California Cases, where the Company has determined that a loss is reasonably possible but not probable, the Company is unable to estimate the amount or range of the reasonably possible loss due to the inherent difficulties of predicting the outcome of uncertainties regarding legal proceedings. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Management’s assessment of these California Cases could change because of future determinations or the discovery of facts that are not presently known. Accordingly, the ultimate costs of resolving these cases may be substantially higher or lower than estimated. The Company is aggressively defending these cases.

Note 6: Earnings per share
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested), unvested time-based restricted stock units (RSU’s) and unvested performance RSU’s to the extent performance measures were attained as of the end of the reporting period, calculated using the treasury-stock method. Potential dilutive shares are excluded from the computation of earnings per share (“EPS”) if their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. The weighted average anti-dilutive options excluded from the calculation of common equivalent shares were 235,368 and 11,222 in the thirteen weeks ended November 3, 2019 and November 4, 2018, respectively, and 134,450 and 60,154 in the thirty-nine weeks ended November 3, 2019 and November 4, 2018, respectively.
The following table sets forth the computation of EPS, basic and diluted for the periods indicated:

	Thirteen Weeks Ended November 3, 2019	Thirteen Weeks Ended November 4, 2018
Numerator:
Net income	$482	$11,856
Denominator:
Weighted average number of common shares outstanding (basic)	30,980,878	38,892,288
Weighted average dilutive impact of equity-based awards	534,576	963,360
Weighted average number of common and common equivalent shares outstanding (diluted)	31,515,454	39,855,648
Net income per share:
Basic	$0.02	$0.30
Diluted	$0.02	$0.30

	Thirty-nine Weeks Ended November 3, 2019	Thirty-nine Weeks Ended November 4, 2018
Numerator:
Net income	$75,281	$87,785
Denominator:
Weighted average number of common shares outstanding (basic)	34,405,503	39,314,271
Weighted average dilutive impact of equity-based awards	636,808	942,960
Weighted average number of common and common equivalent shares outstanding (diluted)	35,042,311	40,257,231
Net income per share:
Basic	$2.19	$2.23
Diluted	$2.15	$2.18

Note 7: Share-Based Compensation
Compensation expense related to stock options, time-based and performance-based RSU’s and restricted stock are included in general and administrative expenses and were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2019	November 4, 2018	November 3, 2019	November 4, 2018
Stock options	$731	631	$2,294	$2,649
RSU’s and restricted stock	1,016	1,126	3,185	3,122

Total share-based compensation expense	$1,747	$1,757	$5,479	$5,771

Transactions related to stock option awards during the thirty-nine weeks ended November 3, 2019 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at February 3, 2019	1,134,218	$34.22	359,984	$6.48
Granted	222,266	52.04	—	—
Exercised	(12,220)	36.30	(58,384)	5.73
Forfeited	(11,824)	49.29	—	—

Outstanding at November 3, 2019	1,332,440	$37.04	301,600	$6.63

Exercisable at November 3, 2019	927,447	$31.57	301,600	$6.63

The total intrinsic value of options exercised during the thirty-nine weeks ended November 3, 2019 was $2,736. The unrecognized expense related to our stock option plan totaled approximately $3,056 as of November 3, 2019 and will be expensed over a weighted average period of 2.2 years.
Transactions related to time-based and performance-based RSU’s and restricted stock during the thirty-nine weeks ended November 3, 2019 were as follows:

	Shares	Weighted Average Fair Value
Outstanding at February 3, 2019	220,830	$47.79
Granted	72,768	52.09
Change in units based on performance	27,372	39.10
Vested	(102,405)	40.08
Forfeited	(4,244)	49.58

Outstanding at November 3, 2019	214,321	$51.79

Fair value of our time-based and performance-based RSU’s and restricted stock is based on our closing stock price on the date of grant. The unrecognized expense related to our time-based and performance-based RSU’s and unvested restricted stock was $5,751 as of November 3, 2019 and will be expensed over a weighted average period of 2.1 years.
During the thirty-nine weeks ended November 3, 2019, and November 4, 2018, excess tax benefits of $912 and $4,555, respectively, were recognized as a benefit in the “Provision for income taxes” in the Consolidated Statement of Comprehensive Income and classified as a source in operating activities in the Consolidated Statement of Cash Flows.
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

Our revitalization of existing stores includes the
re-energizing
of our dining rooms through the installation of “Wow Walls,” LED television displays that create high-energy, contemporary, sports and entertainment-oriented dining areas. This cutting-edge visual technology, which has been deployed across 37 stores at the end of the third quarter of fiscal 2019, is designed to drive greater traffic and food and beverage penetration. We will continue to invest in food, beverage, amusement and viewing innovations to enhance our offerings and the guest experience.
We are focused on building deeper guest engagement through initiatives such as the nation-wide launch of the Dave & Buster’s mobile app, which we launched in the third quarter of fiscal 2019. The Company’s investments in enhanced data analytics will provide valuable customer insights, actionable intelligence and ultimately drive deeper engagements with existing and new customers, by enabling easier access to our product offerings, limited time offers and targeted promotions.

We utilize disciplined cost management, including G&A savings and operational efficiencies to fuel growth investments. The Company has identified future cost savings opportunities that we intend to pursue in the near-term. We intend to utilize a significant portion of these cost reductions to fund store technology, data analytics and digital marketing investments to fuel growth in comparable store sales.
We invest in highest-return new store locations to strengthen the Dave & Buster’s brand and portfolio over the long term. During the first thirty-nine weeks of fiscal 2019, the Company opened fourteen new stores, compared to twelve new store openings in the comparable 2018 period. We currently anticipate opening sixteen new stores in fiscal 2019. As part of this strategy, we are actively evaluating new initiatives related to store format. Our efforts include rightsizing the square footage of new stores to match market sales potential and evaluating the pace of new store openings to enhance focus on both new stores and existing store revitalization.
Our robust initiatives to return capital to shareholders encompasses both share repurchases and dividend payments. During the first three quarters of fiscal 2019 we increased our total share repurchase authorization to $800 million and executed additional share repurchases totaling $297,317. We also declared dividends totaling $15,724 during the same period.
Although we will focus our efforts on the near-term priorities, we will continue to evaluate other opportunities as part of our ongoing strategic planning process.
Key Measures of Our Performance
We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:
Comparable store sales.
Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 99 stores as of November 3, 2019.
New store openings.
Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between November 4, 2018 and November 3, 2019, we opened seventeen new stores, nine of which were in new markets.
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
Presentation of Operating Results
We operate on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. All references to the third quarter of 2019 relate to the
13-week
period ended November 3, 2019. All references to the third quarter of 2018 relate to the
13-week
period ended November 4, 2018. Fiscal 2019 and fiscal 2018 consist of 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
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

Thirteen Weeks Ended November 3, 2019 Compared to Thirteen Weeks Ended November 4, 2018
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks Ended		Thirteen Weeks Ended
	November 3, 2019		November 4, 2018
Food and beverage revenues	$124,637	41.6%	$118,807	42.1%
Amusement and other revenues	174,715	58.4	163,332	57.9

Total revenues	299,352	100.0	282,139	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	33,384	26.8	31,163	26.2
Cost of amusement and other (as a percentage of amusement and other revenues)	18,796	10.8	17,571	10.8

Total cost of products	52,180	17.4	48,734	17.3
Operating payroll and benefits	76,165	25.4	71,309	25.3
Other store operating expenses	110,713	37.1	96,267	34.1
General and administrative expenses	16,210	5.4	15,043	5.3
Depreciation and amortization expense	33,340	11.1	30,574	10.8
Pre-opening costs	4,245	1.4	4,740	1.7

Total operating costs	292,853	97.8	266,667	94.5

Operating income	6,499	2.2	15,472	5.5
Interest expense, net	6,110	2.1	3,321	1.2

Income before provision (benefit) for income taxes	389	0.1	12,151	4.3
Provision (benefit) for income taxes	(93)	(0.1)	295	0.1

Net income	$482	0.2%	$11,856	4.2%

Change in comparable store sales (1)		(4.1)%		(1.3)%
Company-owned stores open at end of period (1)		134		118
Comparable stores open at end of period (1)		99		86

(1)	Our store in Duluth (Atlanta), Georgia permanently closed on March 3, 2019 as we did not exercise the renewal option and has been excluded from fiscal 2019 store counts and comparable store sales.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	November 3, 2019		November 4, 2018
Net income	$482	0.2%	$11,856	4.2%
Interest expense, net	6,110		3,321
Provision (benefit) for income taxes	(93)		295
Depreciation and amortization expense	33,340		30,574

EBITDA	39,839	13.3%	46,046	16.3%
Loss on asset disposal	458		120
Share-based compensation	1,747		1,757
Pre-opening costs	4,245		4,740
Other costs (1)	1		6

Adjusted EBITDA	$46,290	15.5%	$52,669	18.7%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	November 3, 2019		November 4, 2018
Operating income	$6,499	2.2%	$15,472	5.5%
General and administrative expenses	16,210		15,043
Depreciation and amortization expense	33,340		30,574
Pre-opening costs	4,245		4,740

Store Operating Income Before Depreciation and Amortization	$60,294	20.1%	$65,829	23.3%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments form landlords”).

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	November 3, 2019	November 4, 2018
New store and operating initiatives	$52,147	$43,431
Games	2,825	6,897
Maintenance capital	5,831	5,149

Total capital additions	$60,803	$55,477

Payments from landlords	$7,240	$2,552

Results of Operations
Revenues
Total revenues increased $17,213, or 6.1%, to $299,352 in the third quarter of fiscal 2019 compared to total revenues of $282,139 in the third quarter of fiscal 2018. For the thirteen weeks ended November 3, 2019, we derived 27.9% of our total revenue from food sales, 13.7% from beverage sales, 57.4% from amusement sales and 1.0% from other sources. For the thirteen weeks ended November 4, 2018, we derived 28.3% of our total revenue from food sales, 13.8% from beverage sales, 57.1% from amusement sales and 0.8% from other sources.
The net increase in revenues for the third quarter of fiscal 2019 compared to the third quarter of 2018 were from the following sources:

Comparable stores	$(9,718)
Non-comparable stores	26,230
Other	701

Total	$17,213

Comparable store revenue decreased $9,718, or 4.1%, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Comparable store revenue compared to prior year was negatively impacted by sales transfers to new stores that we opened in markets where we operate and increased competitive pressure. Comparable walk-in
revenues, which accounted for 90.9% of comparable store revenue for the third quarter of fiscal 2019, decreased 4.6% compared to the similar period in fiscal 2018. Comparable store special events revenues, which accounted for 9.1% of comparable store revenue for the third quarter of fiscal 2019, increased 0.7% compared to the third quarter of fiscal 2018.
Food sales at comparable stores decreased by $3,228, or 4.9%, to $63,042 in the third quarter of fiscal 2019 from $66,270 in the third quarter of fiscal 2018. Beverage sales at comparable stores decreased by $1,160, or 3.6%, to $31,278 in the third quarter of fiscal 2019 from $32,438 in the 2018 comparison period. Comparable store amusement and other revenues in the third quarter of fiscal 2019 decreased by $5,330, or 3.9%, to $130,510 from $135,840 in the comparable thirteen weeks of fiscal 2018. The decrease in amusement sales was due in part to lower customer volumes partially offset by various pricing initiatives in the current year, including an increase in new card fees with the launch of our RFID power card in the first quarter of fiscal 2019.
Non-comparable
store revenue increased $26,230 for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. The increase in non-comparable
store revenue was primarily driven by 212 additional operating store weeks contributed by our thirty-five non-comparable
stores, seventeen of which opened subsequent to the third quarter of fiscal 2018, partially offset by a decrease in revenue due to the closure of our store in Duluth (Atlanta), Georgia on March 3, 2019.
Cost of products
The total cost of products was $52,180 for the third quarter of fiscal 2019 and $48,734 for the third quarter of fiscal 2018. The total cost of products as a percentage of total revenues was 17.4% and 17.3% for the third quarter of fiscal 2019 and fiscal 2018, respectively.
Cost of food and beverage products increased to $33,384 in the third quarter of fiscal 2019 compared to $31,163 for the third quarter of fiscal 2018 due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 60 basis points to 26.8% for the third quarter of fiscal 2019 from 26.2% for the third quarter of fiscal 2018. The unfavorable year-over-year increase in food and beverage costs as a percentage of revenue was primarily driven by increased poultry costs in the current year due to additional weeks featuring our “All You Can Eat” wings and higher costs due to our shift to fresh juices at the bar.
Cost of amusement and other increased to $18,796 in the third quarter of fiscal 2019 compared to $17,571 in the third quarter of fiscal 2018. The costs of amusement and other, as a percentage of amusement and other revenues, remained unchanged at 10.8% for both the third quarter of fiscal 2019 and the third quarter of fiscal 2018. Increases in cost of amusements due to recently imposed tariffs were largely offset by price increases in WIN!.

Operating payroll and benefits
Total operating payroll and benefits increased by $4,856, or 6.8%, to $76,165 in the third quarter of fiscal 2019 compared to $71,309 in the third quarter of fiscal 2018. This increase was primarily due to labor associated with the additional operating store weeks of our non-comparable
stores. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 10 basis points to 25.4% in the third quarter of fiscal 2019 compared to 25.3% for the third quarter of fiscal 2018. This increase was due to margin pressure on management labor due to decreased comparable store sales offset by hourly labor improvements compared to the prior year.
Other store operating expenses
Other store operating expenses increased by $14,446, or 15.0%, to $110,713 in the third quarter of fiscal 2019 compared to $96,267 in the third quarter of fiscal 2018, primarily due to new store openings. Other store operating expenses as a percentage of total revenues increased 300 basis points to 37.1% in the third quarter of fiscal 2019 compared to 34.1% in the third quarter of fiscal 2018. This increase was due primarily to higher occupancy costs associated with our non-comparable
stores and the deleveraging impact of lower comparable store sales, the absence of $2,195 of business interruption insurance recoveries recognized during the third quarter of fiscal 2018 and additional legal and marketing costs in the current quarter. These cost increases were partially offset by lower maintenance costs.
General and administrative expenses
General and administrative expenses increased by $1,167, or 7.8%, to $16,210 in the third quarter of fiscal 2019 compared to $15,043 in the third quarter of fiscal 2018. The increase in general and administrative expenses was primarily driven by increased professional services costs partially offset by lower labor costs, mainly incentive compensation, at our corporate headquarters. General and administrative expenses, as a percentage of total revenues increased 10 basis points to 5.4% in the third quarter of fiscal 2019 compared to 5.3% in the third quarter of fiscal 2018.
Depreciation and amortization expense
Depreciation and amortization expense increased by $2,766 or 9.0%, to $33,340 in the third quarter of fiscal 2019 compared to $30,574 in the third quarter of fiscal 2018. Increased depreciation due to our 2018 and 2019 capital expenditures for new stores, operating initiatives, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $495 to $4,245 in the third quarter of fiscal 2019 compared to $4,740 in the third quarter of fiscal 2018
.
Interest expense, net
Interest expense, net increased by $2,789 to $6,110 in the third quarter of fiscal 2019 compared to $3,321 in the third quarter of fiscal 2018 due primarily to an increase in average outstanding debt.

Provision (benefit) for income taxes
The income tax benefit of $93 in the third quarter of fiscal 2019 was driven primarily by a reduction in our estimated annual effective tax rate. The lower estimated effective tax rate is driven by the impact of lower projected state tax expense and the favorable rate impact of tax credits. During the third quarter of fiscal 2018, the effective tax rate of 2.4% was favorably impacted by excess tax benefits associated with share-based compensation, which had little impact in the third quarter of fiscal 2019.

Thirty-nine Weeks Ended November 3, 2019 Compared to Thirty-nine Weeks Ended November 4, 2018
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirty-nine Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2019		November 4, 2018
Food and beverage revenues	$410,779	40.8%	$388,804	41.6%
Amusement and other revenues	596,754	59.2	544,713	58.4

Total revenues	1,007,533	100.0	933,517	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	109,072	26.6	101,181	26.0
Cost of amusement and other (as a percentage of amusement and other revenues)	64,456	10.8	60,248	11.1

Total cost of products	173,528	17.2	161,429	17.3
Operating payroll and benefits	239,965	23.8	217,939	23.3
Other store operating expenses	321,334	31.9	284,432	30.5
General and administrative expenses	49,047	4.9	45,461	4.9
Depreciation and amortization expense	97,226	9.6	87,129	9.3
Pre-opening costs	15,970	1.6	17,121	1.8

Total operating costs	897,070	89.0	813,511	87.1

Operating income	110,463	11.0	120,006	12.9
Interest expense, net	14,771	1.5	9,406	1.1

Income before provision for income taxes	95,692	9.5	110,600	11.8
Provision for income taxes	20,411	2.0	22,815	2.4

Net income	$75,281	7.5%	$87,785	9.4%

Change in comparable store sales (1)		(1.9)%		(3.0)%
Company-owned stores open at end of period (1)		134		118
Comparable stores open at end of period (1)		99		86

(1)	Our store in Duluth (Atlanta), Georgia permanently closed on March 3, 2019 as we did not exercise the renewal option and has been excluded from fiscal 2019 store counts and comparable store sales.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirty-nine Weeks		Thirty-nine Weeks
	Ended		Ended
	November 3, 2019		November 4, 2018
Net income	$75,281	7.5%	$87,785	9.4%
Interest expense, net	14,771		9,406
Provision for income taxes	20,411		22,815
Depreciation and amortization expense	97,226		87,129

EBITDA	207,689	20.6%	207,135	22.2%
Loss on asset disposal	1,284		813
Share-based compensation	5,479		5,771
Pre-opening costs	15,970		17,121
Other costs (1)	34		127

Adjusted EBITDA	$230,456	22.9%	$230,967	24.7%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirty-nine Weeks		Thirty-nine Weeks
	Ended		Ended
	November 3, 2019		November 4, 2018
Operating income	$110,463	11.0%	$120,006	12.9%
General and administrative expenses	49,047		45,461
Depreciation and amortization expense	97,226		87,129
Pre-opening costs	15,970		17,121

Store Operating Income Before Depreciation and Amortization	$272,706	27.1%	$269,717	28.9%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for Payments from landlords.

	Thirty-nine Weeks	Thirty-nine Weeks
	Ended	Ended
	November 3, 2019	November 4, 2018
New store and operating initiatives	$143,594	$121,895
Games	12,667	25,501
Maintenance capital	16,316	15,875

Total capital additions	$172,577	$163,271

Payments from landlords	$28,581	$33,097

Results of Operations
Revenues
Total revenues increased $74,016, or 7.9%, to $1,007,533 in the thirty-nine week period ended November 3, 2019 compared to total revenues of $933,517 in the thirty-nine week period ended November 4, 2018. For the thirty-nine weeks ended November 3, 2019, we derived 27.9% of our total revenue from food sales, 12.9% from beverage sales, 58.4% from amusement sales and 0.8% from other sources. For the thirty-nine weeks ended November 4, 2018, we derived 28.5% of our total revenue from food sales, 13.1% from beverage sales, 57.7% from amusement sales and 0.7% from other sources.
The net increase in revenues for the thirty-nine weeks ended November 3, 2019 compared to the thirty-nine week period ended November 4, 2018, were from the following sources:

Comparable stores	$(15,520)
Non-comparable stores	88,451
Other	1,085

Total	$74,016

Comparable store revenue decreased $15,520, or 1.9%, in the thirty-nine weeks ended November 3, 2019 compared to the thirty-nine weeks ended November 4, 2018. Comparable store revenue compared to prior year was negatively impacted by an unfavorable shift in the current year holiday/school break calendar, sales transfers to new stores that we opened in markets where we operate and increased competitive pressure. Comparable walk-in
revenues, which accounted for 91.2% of comparable store revenue for the thirty-nine weeks ended November 3, 2019, decreased 2.2% compared to the similar period in fiscal 2018. Comparable store special events revenues, which accounted for 8.8% of comparable store revenue for the thirty-nine weeks ended November 3, 2019, increased 1.2% compared to the similar period in fiscal 2018.
Food sales at comparable stores decreased by $8,504, or 3.7%, to $219,396 in the thirty-nine weeks ended November 3, 2019 from $227,900 in the thirty-nine weeks ended November 4, 2018. Beverage sales at comparable stores decreased by $3,453, or 3.3%, to $101,811 in the thirty-nine week period ended November 3, 2019 from $105,264 in the 2018 comparison period. Comparable store amusement and other revenues in the thirty-nine week period ended November 3, 2019 decreased by $3,563, or 0.8%, to $463,199 from $466,762 in the comparable thirty-nine weeks of fiscal 2018. The decrease in amusement sales was due in part to lower customer volumes partially offset by various pricing initiatives in the current year, including an increase in new card fees with the launch of our RFID power card.
Non-comparable
store revenue increased $88,451, for the thirty-nine week period ended November 3, 2019 compared to the thirty-nine week period ended November 4, 2018. The increase in non-comparable
store revenue was primarily driven by 606 additional operating store weeks contributed by our thirty-five non-comparable
stores, seventeen of which opened subsequent to the third quarter of fiscal 2018, partially offset by a decrease in revenue due to the closure of our store in Duluth (Atlanta), Georgia on March 3, 2019.
Cost of products
The total cost of products was $173,528 for the thirty-nine week period ended November 3, 2019 and $161,429 for the thirty-nine week period ended November 4, 2018. The total cost of products as a percentage of total revenues was 17.2% and 17.3% for the thirty-nine weeks ended November 3, 2019 and the thirty-nine week period ended November 4, 2018, respectively.
Cost of food and beverage products increased to $109,072 in the thirty-nine week period ended November 3, 2019 compared to $101,181 for the thirty-nine week period ended November 4, 2018, due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 60 basis points to 26.6% for the thirty-nine week period ended November 3, 2019 from 26.0% for the thirty-nine week period ended November 4, 2018. Higher meat costs resulting from our upgraded steak products, higher poultry costs due to our “All You Can Eat” wings promotion and higher bar consumable costs due to our shift to fresh juices at the bar as well as the impact of our larger non-comparable
store group, were partially offset by declines in seafood costs and increases in food and beverage prices.
Cost of amusement and other increased to $64,456 in the thirty-nine week period ended November 3, 2019 compared to $60,248 in the thirty-nine week period ended November 4, 2018. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 30 basis points to 10.8% for the thirty-nine week period ended November 3, 2019 from 11.1% for the thirty-nine week period ended November 4, 2018. The decrease in cost of amusement and other as a percentage of revenue was due, in part, to lower expense associated with our estimated amusement redemption liabilities, an increase in the price of power cards and a shift in game play to non-redemption
games.

Operating payroll and benefits
Total operating payroll and benefits increased by $22,026, or 10.1%, to $239,965 in the thirty-nine week period ended November 3, 2019 compared to $217,939 in the thirty-nine week period ended November 4, 2018. This increase was primarily due to labor associated with the additional operating store weeks of our non-comparable
stores. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 50 basis points to 23.8% in the thirty-nine week period ended November 3, 2019 compared to 23.3% for the thirty-nine week period ended November 4, 2018. This increase was due to an hourly wage rate increase of 4.3% and unfavorable leverage on decreased comparable store sales.
Other store operating expenses
Other store operating expenses increased by $36,902, or 13.0%, to $321,334 in the thirty-nine week period ended November 3, 2019 compared to $284,432 in the thirty-nine week period ended November 4, 2018, primarily due to new store openings. Other store operating expenses as a percentage of total revenues increased 140 basis points to 31.9% in the thirty-nine week period ended November 3, 2019 compared to 30.5% in the thirty-nine week period ended November 4, 2018. This increase was due primarily to higher occupancy costs associated with our non-comparable
stores and the deleveraging impact of lower comparable store sales, the absence of hurricane-related business interruption proceeds recorded in the prior year and incremental legal and sports viewing costs.
General and administrative expenses
General and administrative expenses increased by $3,586, or 7.9%, to $49,047 in the thirty-nine week period ended November 3, 2019 compared to $45,461 in the thirty-nine week period ended November 4, 2018. The increase in general and administrative expenses was primarily driven by increased compensation and professional services costs at our corporate headquarters. General and administrative expenses, as a percentage of total revenues remained unchanged at 4.9% in both thirty-nine week periods ended November 3, 2019 and November 4, 2018.
Depreciation and amortization expense
Depreciation and amortization expense increased by $10,097 or 11.6%, to $97,226 in the thirty-nine week period ended November 3, 2019 compared to $87,129 in the thirty-nine week period ended November 4, 2018. Increased depreciation due to our 2018 and 2019 capital expenditures for new stores, operating initiatives, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $1,151 to $15,970 in the thirty-nine week period ended November 3, 2019 compared to $17,121 in the comparable time period of fiscal 2018 due to the timing of new store openings
.
Interest expense, net
Interest expense, net increased by $5,365 to $14,771 in the thirty-nine week period ended November 3, 2019 compared to $9,406 in the thirty-nine week period ended November 4, 2018 due primarily to an increase in average outstanding debt and to a lesser extent, higher interest rates.

Provision for income taxes
The effective income tax rate increased to 21.3% in the thirty-nine weeks ended November 3, 2019 compared to 20.6% in the thirty-nine week period ended November 4, 2018. The increase primarily reflects lower excess tax benefits associated with share-based compensation, partially offset by higher tax credits and a favorable change in the mix of jurisdictional earnings.
Liquidity and Capital Resources
Cash and Cash Equivalents
At November 3, 2019, we had cash and cash equivalents of $20,880 and a net working capital deficit of $209,774. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Our operations do not require significant inventory or receivables, and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as noncurrent assets and not a part of working capital.

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
We expect to spend between $249,000 and $254,000 ($215,000 to $220,000 net of payments from landlord) in capital additions during fiscal 2019. The fiscal 2019 additions are expected to include approximately $201,000 to $206,000 ($167,000 to $172,000 net of payments from landlords) for new store construction and operating improvement initiatives, $19,000 for game refreshment and $29,000 in maintenance capital. A portion of the 2019 new store spend is related to stores that will be under construction in 2019 but will not be open until 2020.
Debt and Derivatives
We maintain a $500,000 unsecured revolving credit facility. Availability under the revolving credit facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. At November 3, 2019, we had net availability for borrowings of $105,853 based on an outstanding revolver balance of $386,000 and $8,147 in standby letters of credit. We had total outstanding debt obligation of $656,000 under the existing term loan and revolving credit facility, which matures in August 2022. At November 3, 2019, the Company was in compliance with all our covenants contained in our existing credit facility, and none are expected to impact our liquidity or capital resources.
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
of the Exchange Act. The share repurchase program may be modified, suspended or discontinued at any time. At November 3, 2019, we had approximately $172,820 remaining of a total $800,000 share repurchase authorization. The existing share repurchase program expires at the end of fiscal 2020. During the thirty-nine weeks ended November 3, 2019, we declared cash dividends of $15,724. Our Board of Directors may authorize capital allocation initiatives, including additional dividends, to return value to shareholders as allowable under our existing credit facility.
Cash Flow Summary
Operating Activities
— Net cash provided by operating activities decreased $19,211 in the thirty-nine weeks ended November 3, 2019 compared to the thirty-nine weeks ended November 4, 2018 driven primarily by net cash flows associated with changes in working capital as well as lower operating income.
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
During the thirty-nine weeks ended November 3, 2019, the Company spent approximately $146,000 ($117,000 net of payments from landlords) for new store construction and operating improvement initiatives, $12,000 for game refreshment and $15,000 for maintenance capital.

During the thirty-nine weeks ended November 4, 2018, we spent approximately $122,000 ($89,000 net of payments from landlords) for new store construction and operating improvement initiatives, $25,000 for game refreshment and $17,000 for maintenance capital.
Financing Activities
— Cash used in financing activities primarily reflected approximately $297,000 of share repurchases and approximately $11,000 of cash dividends paid, partially offset by $261,750 of net proceeds from borrowings of debt in the thirty-nine weeks ended November 3, 2019. In the thirty-nine weeks ended November 4, 2018, cash used in financing activities primarily reflected approximately $86,000 of share repurchases and approximately $6,000 of cash dividends paid, partially offset by $17,000 of net proceeds from borrowings.
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
Changes in Internal Control Over Financial Reporting
Effective February 4, 2019 we adopted the new guidance for lease accounting (Topic 842). As a result, changes to processes and procedures occurred that affected the Company’s internal control over financial reporting. While we believe the Company’s internal control over financial reporting for affected processes and procedures is effective, we will continue to evaluate and monitor these changes and assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year.
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules
 13a-15(f)
and
15d-15(f))
that occurred during our third quarter ended November 3, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.
Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report as filed on Form
10-K
on April 2, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding repurchase of our common stock, in thousands, except share amounts, during the thirteen weeks ended November 3, 2019:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (3)
August 5, 2019 – September 1, 2019	2,000,000	$39.65	2,000,000	$190,683
September 2, 2019 – October 6, 2019	425,021	$42.03	425,021	$172,820
October 7, 2019 – November 3, 2019	—	$—	—	$172,820

(1)	Monthly information is presented by reference to our fiscal periods during the thirteen weeks ended November 3, 2019.

(2)	Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule
10b5-1
of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time.

(3)	Based on total share repurchase authorization in effect on November 3, 2019.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Interactive Data files

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herein

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: December 10, 2019	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Chief Executive Officer

Date: December 10, 2019	By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Financial Officer