Form 10-K
period 2020-02-02
Dave & Buster's Entertainment, Inc.
filed 2020-04-03
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED February 2, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM

TO

Commission File No.
 001-35664

Dave & Buster’s Entertainment, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2382255
(State of Incorporation)	(I.R.S. Employer ID)

2481 Mañana Drive, Dallas, Texas, 75220	(214) 357-9588
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	PLAY	NASDAQ Global Select Market
Preferred Stock Purchase Rights	PLAY	NASDAQ Global Select Market

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
of the Exchange Act).     Yes
☐
    No  ☒
The aggregate market value of common stock held by
non-affiliates,
based on the closing price of the last day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was $1.3 billion.
The number of shares of Registrant’s Common Stock outstanding as of March 30, 2020 was 30,606,840.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form
10-K.

DAVE & BUSTER’S ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM
10-K
FOR FISCAL YEAR ENDED FEBRUARY 2, 2020

FORWARD-LOOKING STATEMENTS
Matters discussed in this report and in other public disclosures, both written and oral, include “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The often include words such as “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “may,” “will” “should” “could,” “aims,” “intends,” or “projects,” and similar expressions, whether in the negative or the affirmative. You should not place undue reliance on forward-looking statements, which speak only as of the date of the report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risk and uncertainties discussed under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all forward-looking statements contained in this report and other public statements made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provision the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus
(“COVID-19”).
The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects in February and March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy. In the interest of public health and safety, jurisdictions (national, state and local) where our stores are located, required mandatory store closures or capacity limitations or other restrictions for those that continued to operate. As of the date of this report, all of our 137 operating stores were closed (including our one new store that opened on March 16, 2020). As a result of these developments, the Company expects a material adverse impact on its revenues, results of operations and cash flows. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding
COVID-19
will change including the timing of lifting any restrictions or closure requirements, when our stores will reopen, staffing levels for reopened stores and customer re-engagement
with our brand. As a result, the Company is leveraging its balance sheet and has fully drawn its $500,000 revolving credit facility to increase its cash position and help preserve its financial flexibility.
PART I
ITEM 1. Business
Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a leading owner and operator of high-volume entertainment and dining venues (“stores”) that operate under the name “Dave & Buster’s”. We offer our customers the opportunity to “Eat Drink Play and Watch” all in one location. We provide our guests the most social, shareable fun, with high-quality food and beverages as well as interactive entertainment options for adults and families to enjoy together. We opened the first Dave & Buster’s store in Dallas, Texas in 1982, and as of February 2, 2020 (the last day of fiscal 2019), we owned and operated 136 stores located in 39 states, Puerto Rico and one Canadian province. Unless otherwise provided in this report, references to “Dave & Buster’s,” “we,” “us,” “our” or the “Company” refer to D&B Entertainment and its wholly-owned subsidiaries and any predecessor entities.
Our fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. Fiscal 2017 contained 53 weeks. Fiscal 2019, 2018, 2016, and 2015 each contained 52 weeks. We refer to our fiscal years as 2019, 2018, 2017, 2016, and 2015 throughout this report. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
Eat Drink Play and Watch - All Under One Roof
We have developed a distinctive brand based on our customer value proposition: “Eat Drink Play and Watch.” The interaction between dining, enjoying our full-service bar, playing games, and watching sports and other entertainment is the defining feature of the Dave & Buster’s customer experience. We believe this combination creates an experience at a single location that cannot be easily replicated elsewhere. Our stores are also designed to accommodate premium sports viewing events, private parties, business functions and other corporate-sponsored events. We believe we appeal to a diverse customer base by creating a highly customizable experience in a dynamic and fun setting.

Eat
We strive to differentiate our food with quality, flavorful offerings. We have made improvements to many of our food items and have renewed our focus on cooking technique and execution. We have also significantly reduced the number of menu items to enable better execution. While our menu appeals to a broad spectrum of customers, we continue to evolve it to reflect the changing tastes of our target guests, with options for full meals as well as grabbing an appetizer to share with friends. We deliver high-quality offerings, including a wide variety of starters, one-of-a-kind
burgers, choice-grade steaks, and health-conscious options comparable to those of other higher-end
casual dining operators. We believe our broad menu offers something for everyone and is appropriate for many different occasions. To ensure that we stay on-trend,
we roll out menus that feature new food items two times a year. Our food revenues, which include non-alcoholic
beverages, accounted for approximately 68% of our food and beverage revenues and approximately 28% of our total revenues during fiscal 2019.
Drink
Each of our locations also offers full bar service, including a variety of beers, hand-crafted cocktails, and premium spirits. We have re-crafted
recipes and switched to more fresh juices and purees and house-made mixers and reduced the number of featured cocktails in our beverage menu to improve focus and execution by our bartender staff. Beverage service is typically available throughout the entire store, allowing for multiple point of sale opportunities. We believe that our high margin beverage offering is complementary to each of the Eat, Play and Watch aspects of our brand. Our alcoholic beverage revenues accounted for approximately 32% of our total food and beverage revenues and approximately 13% of our total revenues during fiscal 2019.
Play
The games in our Midway are a key aspect of the Dave & Buster’s entertainment experience, which we believe is the core differentiating feature of our brand. The Midway in each of our stores is an area where we offer a wide array of amusement and entertainment options, some of which are exclusive to Dave & Buster’s on a permanent or temporary basis. Each of our stores typically has 150 redemption and simulation games as well as our proprietary virtual reality platform that we introduced in fiscal 2018. Most of our games are activated by game play credits on cards or other RFID devices (collectively, “Power Cards”). A customer purchases the game play credits or “chips” at an automated kiosk, through a mobile application or from an employee. Our amusement and other revenues accounted for approximately 59% of our total revenues during fiscal 2019. Redemption games, which represented approximately 71% of our amusement and other revenues in fiscal 2019, offer our customers the opportunity to win tickets that are redeemable at a retail-style space in our stores that we have branded WIN!, with prizes ranging from branded novelty items to high-end
electronics. We believe this “opportunity to win” creates a fun and highly energized social experience that is an important aspect of the Dave & Buster’s in-store
experience and cannot be easily replicated at home. Many of our non-redemption
games, which include our virtual reality, video and simulation offerings, can be played by multiple customers simultaneously and include some of the latest high-tech games that are commercially available. These games represented approximately 26% of our amusement and other revenues in fiscal 2019. Other traditional amusements, such as billiards and bowling, represented the remainder of our amusement revenues in fiscal 2019.
Watch
Sports-viewing is another key component of the entertainment experience at Dave & Buster’s. All of our stores have multiple large screen televisions and high-quality audio systems providing customers with a venue for watching live sports and other televised events. Our “D&B Sports” areas provide an immersive viewing environment that provides customers with large, high definition televisions, to watch community-focused programming and enjoy our full bar and extensive food menu. We believe that we have created an attractive and comfortable environment that includes a differentiated and interactive viewing experience that offers a reason for customers to visit Dave & Buster’s. Through continued development of the D&B Sports concept in new stores and additional renovations of existing stores, our goal is to build awareness of D&B Sports as “the best place to watch sports” and the “only place to watch the games and play the games.”
In fiscal 2019, we enhanced the Watch experience of our dining rooms in some of our existing stores through the installation of “Wow Walls”, LED television displays that create high-energy, contemporary, sports and entertainment-oriented dining areas. This cutting-edge visual technology, which has been deployed across 50 stores as of the end of fiscal 2019, is designed to differentiate Dave & Buster’s for delivering sport content relative to our competitors and to provide opportunities around our programming and marketing relative to the Wow Wall to build awareness and drive traffic.

Competitive Positioning
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
The key elements that drive our total customer experience and help position us from a competitive standpoint, include the following:
Strong, distinctive brand with broad customer appeal
. We believe that the multi-faceted customer experience of “Eat Drink Play and Watch” at Dave & Buster’s, supported by our national marketing, has helped us create a widely recognized brand. Nationally, over 80% of casual dining customers are aware of our brand as a dining and entertainment venue. Our customer research also shows that our brand appeals to a relatively balanced mix of male and female adults, as well as families and teenagers, in low to middle-income households.
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
In addition, we expanded the “All You Can Eat” wings limited time promotional offer in fiscal 2019. We believe these initiatives encourage customers to participate more fully across our broad range of food, beverage and entertainment offerings.
Vibrant, contemporary store design that integrates entertainment and dining.
We continue to enhance the Dave & Buster’s brand through our store design, including our D&B Sports concept. Our core store design provides a contemporary, engaging atmosphere for our customers with clearly differentiated spaces designed to convey the components of our customer value proposition: “Eat Drink Play and Watch.” Our core store design in all our formats includes a modern approach to the finishes and layout of the store, which we believe encourages participation across each of the store’s elements. The oversized graphics and images throughout the store are intended to communicate our brand personality by being fun, contemporary and larger-than-life. The dining room décor includes booth and table seating and colorful artwork, often featuring local landmarks. Our WIN! area provides a retail-like environment where customers can redeem their tickets for prizes. We believe our D&B Sports area provides an attractive opportunity to market our broader platform to new and existing customers through a year-round calendar of programming and promotions tied to popular sporting events and sport-related activities. The large television screens, comfortable seating, a full menu of food and beverages and artwork often featuring images of local sports teams and sports icons help create what we believe to be an exciting environment for watching sports programming.
Strong history of growth.
We have a proven track record of improving operating results and expanding the footprint of our brand and over the past five fiscal years, we have increased our net income by $92,627, EBITDA margins by approximately 130 basis points and our Adjusted EBITDA Margins (both defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of
Operations—Non-GAAP
Financial Measures”) by approximately 120 basis points. During times of normal operations, we expect our continued focus on operating performance at individual stores and leveraging general and administrative expense and advertising expense will positively impact operating margins and will partially offset pressure from wage inflation and occupancy costs, although there is no guarantee that our efforts will be successful.
Store model generates favorable store economics and strong returns.
We believe our store model offering entertainment, food and beverages provides certain benefits in comparison to traditional restaurant concepts, as reflected by our fiscal 2019 average annual comparable store revenues of $10,500, average comparable store operating income margins of 19.4% and comparable Store Operating Income Before Depreciation and Amortization Margins (defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations -
Non-GAAP
Financial Measures”) of 28.5%.

Our entertainment offerings have low variable costs and produced gross margins of 89.2% for fiscal 2019. With approximately 59% of our revenues from entertainment, we have less exposure than traditional restaurant concepts to food costs, which represented only 8% of our total revenues in fiscal 2019. Our business model generates strong cash flow that we can use to execute our growth strategy. We believe the combination of our operating income margins, our Store Operating Income Before Depreciation and Amortization Margins, our refined new store formats and the fact that our stores typically open with high volumes that drive margins in year one will help us achieve our targeted average year one cash-on-cash
returns of approximately 35% and five-year average
cash-on-cash
returns in excess of 25% for both our large format and small format store openings. Historical cash-on-cash
returns through fiscal 2019 have been well above target, however, there is no guarantee such results will continue with future store openings. We define and calculate cash-on-cash
returns for an individual store as (a) Store Operating Income Before Depreciation and Amortization, excluding pre-opening
expenses, national marketing expense allocation,
non-cash
charges related to asset disposals, currency transactions and changes in non-cash
deferred amusement revenue, divided by (b) our net development costs. Net development costs include equipment, building, leaseholds and site costs, net of tenant improvement allowances and other landlord payments, excluding pre-opening
costs and capitalized interest.
Commitment to customer satisfaction.
We aim to enhance our combination of food, beverage and entertainment offerings through our service philosophy of providing a high quality and consistent customer experience through dedicated training and development of our team members and a corporate culture that encourages employee engagement. In 2019, 86.0% of respondents to our Guest Satisfaction Survey rated us “Top Box” (score of 5 out of a possible 5) in “Overall Experience” and 87.2% of respondents rated us “Top Box” in “Intent to Recommend.” By comparison, in 2012, 80.6% of respondents rated us “Top Box” in “Overall Experience” and 83.6% of respondents rated us “Top Box” in “Intent to Recommend.” Through our loyalty program, we email offers and coupons to members and notify them of new games, food, drinks and local events. In addition, members can earn game play credits based on the dollar amount of qualifying purchases at our stores. We expect that as our loyalty program grows it will be an important method of maintaining customers’ connection with our brand and further drive customer satisfaction.
Strategy
During fiscal 2019, we focused on refreshing our strategy and customer experience to set us up for the next phase of growth. As part of this initiative, we commissioned external consultants to provide insight and review opportunities to assist in refreshing our strategy built on the following key components:
Drive our comparable store sales.
We intend to differentiate our brand from other food and entertainment alternatives and drive our comparable sales, in an increasingly competitive landscape, through the following strategies:
•
Offer the latest entertainment to enjoy together.
We believe that our Midway games are the core differentiating feature of the Dave & Buster’s brand and staying current with the latest offerings creates new content and excitement to allow our guests to play with friends and meet new people, including the latest multiplayer games and challenges. We plan to continually update our games each year through development of innovative and proprietary games and the purchase of new games that will resonate with our customers and drive brand relevance due to a variety of factors, including their large scale, eye-catching
appearance, virtual reality features, association with recognizable brands or the fact that they cannot be easily replicated at home. We also intend to continue leveraging our investments in the best and latest audio-visual technology for guests’ watching experience. We intend to be our guests’
top-of-mind
destination for inspiring and engaging community-focused programming at the best place to watch exactly what they want and how they want.

•
Continually enhance our food and beverage offerings.
We intend to provide food and beverage offerings that our guests want and crave. Our menu has a variety of items, from hamburgers to steaks to salads that represent our “Crafting Craveability” mantra, and our strategy is to create unique food and beverage options that spark the social experience. We aim to ensure a pipeline for two new menu launches each year, as well as two to three limited time offers. This strategy has been well received by our customers as the percentage of customers rating our food quality as “Excellent” was 86.1% in fiscal 2019. Similarly, the percentage of customers rating our beverage quality as “Excellent” in fiscal 2019 was 89.9%.

•
Align team and integrated experience.
We intend to create social collisions within our team and our stores that bring our experience to life for our guests. We plan to systematically revitalize and refresh our existing store base with guest-facing best practices and evolve the store layout to drive social collisions across an integrated experience. We will refresh our commitment to serving guests through an improved hiring, training and service model, and our team will help create fun and bring our new strategies to life.

•
Drive guest engagement.
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

Invest in new stores.
We believe that the Dave & Buster’s brand has significant growth opportunities, as internal studies and third-party research suggests a total store potential in the United States and Canada in excess of 230 stores (including our 136 stores as of the end of fiscal 2019). We opened sixteen stores in fiscal 2019. While our near-term objective is to continue to pursue disciplined store growth in both new and existing markets, the actual number of openings for fiscal 2020 will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, generate sufficient operating cash flows or utilize available cash to finance construction of leasehold improvements and pre-opening costs, obtain necessary local governmental permits, and recruit and train management and hourly personnel.
We believe that the location of stores is critical to our long-term success. The experience and relationships of our current development team has enabled us to focus our attention on the most relevant network of real estate brokers, which has given us access to a larger pool of qualified potential store sites. In addition, we believe the more contemporary look of our stores has been one of the key drivers in attracting new developers and building our new store pipeline. We devote significant time and resources to strategically analyze each prospective market, trade area and site. We continually identify, evaluate and update our database of potential locations for expansion. We base new site selection on an analytical evaluation of a set of drivers we believe increase the probability of successful, high-volume stores, including site visibility, accessibility and traffic volume, and trade area demographics.
We currently operate stores varying in size from 16,000 to 70,000 square feet. To optimize sales per square foot and further enhance our store economics we currently utilize three basic formats when designing new stores. The target size of our future large format stores is expected to be between 30,001 and 45,000 square feet, the target size of our future medium format stores is expected to be between 25,001 and 30,000 square feet while our small format stores are below 25,000 square feet. At February 2, 2020, we operated 109 large format stores, 17 medium format stores and 10 small format stores.
We utilize smaller format stores to penetrate less densely populated markets and backfill existing markets. The smaller format has reduced the back-of-house space and optimized the sales area dedicated to video and redemption games. We believe that the smaller format maintains the dynamic customer experience that is the foundation of our brand and allows us flexibility in our site selection process. We also believe that the smaller store format allows us to take less capital investment risk per store. Our fiscal 2019 new store openings included thirteen large format stores and three medium format stores.
Advertising and Marketing
We use advertising and marketing to build awareness and strengthen our brand relevance. We spent approximately $44,834 in marketing efforts in fiscal 2019, $40,767 in fiscal 2018, and $37,876 in fiscal 2017. To drive traffic and increase visit frequency and average check size, the bulk of our advertising budget is allocated to national cable television media. To enhance that effort, we also conduct digital initiatives including search engine marketing, mobile campaigns, programmatic marketing and social media, maintain and optimize the website for search, implement periodic promotions and create in-store
point-of-purchase
materials, and create local marketing plans to address specific objectives in individual stores or markets. We work with external advertising, digital, media and design agencies in the development and execution of these programs.
During fiscal 2019, we continued our investment in developing and implementing new technology platforms that will allow us to digitally engage with our customers and team members and strengthen our marketing and analytics capabilities in an increasingly connected society. We launched a new mobile application during the second half of fiscal 2019 to enhance existing customer satisfaction and attract new ones by providing periodic exclusive offers and discounts and providing a convenient way to purchase Power Cards. We also intend to leverage the new mobile application to build our loyalty program in the future.
We utilize a number of other initiatives to continually improve our market effectiveness, including refining our marketing strategy to better reach both young adults and families, creating new advertising campaigns, investing in menu research and development to differentiate our food offerings from our competition and improve key product attributes (quality, consistency, value and overall customer satisfaction) and execution, developing product/promotional strategies to attract new customers and increase spending/length of stay, and reflecting a consistent brand identity that represents our positioning and commitment to quality.
Our special event marketing programs are managed by our sales department, which provides direction, training, and support to the special events managers and their teams within each store. They are supported by a special event call center located at our corporate office, targeted print and online media plans, as well as promotional incentives at appropriate times during the year. In addition, we have online booking for social parties in order to provide additional convenience in booking events for our customers.
Management
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

Our typical store team consists of a General Manager supported by an average of eight additional management positions. There is a defined structure of development and progression of job responsibilities from Area Operations Manager through various positions up to the General Manager role. This structure ensures that an adequate succession plan exists within each store. Each management member handles various departments within the store including responsibility for hourly employees. A typical store employs approximately 110 hourly employees, most of whom work part time. The General Manager and the management team are responsible for the day-to-day
operation of that store, including the hiring, training and development of team members, as well as financial and operational performance. Each store is overseen by a Regional Operations Manager, Regional Operations Director or Vice President of Operations (collectively, “Regional Management”) who directly or indirectly report to our Chief Operating Officer. Our stores are generally open seven days a week, from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.
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
Information Technology and Cyber Security
We utilize a number of proprietary and third-party management information systems. These systems are designed to enable our games’ functionality, improve operating efficiencies, provide us with timely access to financial and marketing data and reduce store and corporate administrative time and expense. We believe our management information systems are sufficient to support our business plans. Information systems projects are prioritized based upon strategic, financial, regulatory and other business advantage criteria.
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
During 2019, we invested in connectivity and data infrastructure to modernize and upgrade the capacity of our store systems, continued work on new, customer facing digital experiences, such as the launch of our new mobile application that supports in-store
and
off-premise
amusement entertainment, and deployed hand-held
point-of-sale
devices to a limited group of stores.
We accept electronic payment cards from our customers for payment in our stores. We also receive and maintain certain personal information about our customers and employees. We have systems and processes in place that focus on the protection of our customers’ credit card information and other private information we are required to protect, such as our employees’ personal information. Our existing cyber security policy includes cyber security techniques, tactics and procedures, including continuous monitory and detection programs, network protections, employee training and awareness and incident response preparedness. In addition, we periodically scan our environment for any vulnerability, perform penetration testing and engage third parties to assess effectiveness of our data security practices.
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
Foreign Operations
We own and operate two stores outside of the United States, in the Canadian province of Ontario. These stores generated revenues of approximately $18,649, $18,848 and $20,075 in fiscal 2019, 2018 and 2017, respectively, representing approximately 1.4%, 1.5%, and 1.8%, respectively, of our consolidated revenues. As of February 2, 2020, less than 2.0% of our long-lived assets were located outside of the United States.
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
Store-Level Quarterly Fluctuations and Seasonality
Our revenues are influenced by seasonal shifts in consumer spending. Typically, we have higher revenues associated with the spring and year-end
holidays, which will continue to be susceptible to the impact of severe or unseasonably mild weather on customer traffic and sales during that period. Our third quarter, which encompasses the back-to-school
fall season, has historically had lower revenues as compared to other quarters.
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
Intellectual Property
We have registered the trademarks Dave & Buster’s
®
, Power Card
®
, Eat & Play Combo
®
, Eat Drink Play
®
, and Eat Drink Play Watch
®
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

Government Regulation
We are subject to a variety of federal, state and local laws affecting our business. For a discussion of the risks and potential impact on our business of a failure by us to comply with applicable laws and regulations, see “Item 1A. Risk Factors”. Each of our stores is subject to permitting and licensing requirements and regulations by a number of government authorities, which may include, among others, alcoholic beverage control, health and safety, sanitation, environmental, labor and zoning. The development and construction of new stores is subject to compliance with applicable zoning, land use and environmental regulations. We must comply with laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are also subject to federal, state and local laws that govern health benefits, employment practices and working conditions, including minimum wage rates, wage and hour practices, gratuities, overtime, various family leave mandates, discrimination and harassment, immigration, workplace safety and other areas. In California, we are subject to the Private Attorneys General Act, which authorizes employees to file lawsuits to recover civil penalties on behalf of themselves, other employees, and the State of California for labor code violation. We must comply with laws relating to information security, consumer credit protection and fraud, and data privacy laws and standards for the protection of personal and health information.
Employees
As of February 2, 2020, we employed 15,908 persons, 269 of whom served at our corporate headquarters, 1,255 of whom served as management personnel and the remainder of whom were hourly personnel. However, due to the impacts of the
COVID-19
pandemic, all but approximately 165 of our store and corporate employees are currently on furlough.
None of our employees are covered by collective bargaining agreements and we have never experienced an organized work stoppage, strike or labor dispute. We believe working conditions and compensation packages are competitive with those offered by competitors and consider our relations with our employees to be good.
Available Information
Our annual reports on Form
10-K,
quarterly reports on Form
10-Q,
current reports on Form
8-K
and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our internet website, at www.daveandbusters.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports may also be obtained on the SEC’s website at www.sec.gov. Information on our corporate governance principles and practices can also be found on our website.
ITEM 1A. Risk Factors
Various risks and uncertainties could affect our business. In addition to the information contained elsewhere in this report and other filings that we make with the SEC, the risk factors described below could have a material impact on our business, financial condition, results of operation, cash flows or the trading price of our common stock. It is not possible to identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
Macroeconomic Risks
COVID-19 has had an adverse effect that is material on our business and may continue to do so.
During March 2020, the World Health Organization declared the rapidly growing coronavirus outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where our stores are located required mandatory store closures or imposed capacity limitations and other restrictions affecting our operations. As of March 20, 2020, all of our 137 operating stores were temporarily closed, including our newest store that opened on March 16, 2020. These developments have caused a material adverse impact on the Company’s results of operations, financial condition and cash flows.
Our business continuity team also led our crisis response efforts to ensure continuity of operations as we closed stores and the corporate office. We reduced expenses broadly, including by furloughing nearly all of workforce except a small team of essential personnel, reducing pay and benefits for remaining employees, cutting back capital spending, and halting all planned store openings. We also suspended our share repurchase program and our dividend, and fully drew down the remaining credit available under our $500,000 revolving credit facility as of the date of this filing.
We cannot predict how soon we will be able to reopen our stores and, as, our ability to reopen will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our stores, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. Considering the significant uncertainty as to when we can reopen some or all of our stores and the uncertain customer demand environment, in addition to the actions described above, we:
•	have begun discussions with our landlords, vendors, and other business partners to reduce our lease and contract payments and obtain other concessions;
•	are in discussion with our lenders to obtain covenant relief to avoid events of default; and
•	are in active dialogue with multiple potential investors to secure additional sources of financing.

While our lenders have granted a waiver of any event of default associated with receiving an auditor’s report indicating a substantial doubt about the Company’s ability to continue as a going concern in connection with our year-end audit, and some landlords and business partners have agreed to certain concessions, there can be no assurance that we will be successful in obtaining all of the relief we are seeking. Failure to obtain such a waiver would have a material adverse effect on the liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan. The outbreak of COVID-19 has caused significant disruptions to the Company’s ability to generate profitability and cash flows, and uncertainty regarding the length of the disruption may adversely impact our ability to raise additional capital. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on our ability to have sufficient liquidity until such time as our stores can again generate revenue and profits capable of supporting our ongoing operations, all of which remain highly uncertain at this time.
As a result of the impact of the COVID-19 pandemic, our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern
Our audited financial statements as of and for the year ended February 2, 2020 were prepared on the assumption that we would continue as a going concern. As a result of the factors described above under “COVID-19 has had an adverse effect that is material on our business and may continue to do so,” our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months and our independent auditors have included a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended February 2, 2020. Assuming we are able to obtain financial covenant waivers from our lenders (as to which there currently is no assurance), our ability to continue as a going concern over the next twelve months will depend upon a series of factors, including the duration of our store shutdowns; the speed with which, and the extent to which, customers return to our stores once they open; our success in obtaining rent and other concessions from our landlords; and our ability to raise additional capital.
Risks Related to our Business and Industry
If we are unable to successfully design and execute a business strategy plan, our revenues and profitability may be adversely affected.
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
The success of our growth strategy depends on our ability to open and operate new stores profitably.
Our ability to timely and efficiently open new stores and to operate these stores on a profitable basis is dependent on numerous factors, many of which are beyond our control, including our ability to:
•	find quality locations;
•	reach acceptable agreements regarding the lease or purchase of locations;
•	comply with applicable zoning, licensing, land use and environmental regulations;
•	raise or have available an adequate amount of cash or currently available financing for construction and opening costs;
•	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs;
•	obtain, for acceptable cost, required permits and approvals, including liquor and amusement licenses;
•	efficiently manage the amount of time and money used to build and open each new store;
•	in new markets in which we open, attract customers who may be unfamiliar with our stores or concept or may have different consumer tastes and discretionary spending patterns than our existing stores;
•	open a new store in an existing market without significantly reducing revenues at our existing stores; and
•	meet or exceed our performance targets, including target cash-on-cash returns.

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
Information technology system failures or interruptions may impact our ability to effectively operate our business.
We rely heavily on various information technology systems, including point-of-sale,
kiosk and amusement operations systems in our stores, data centers that process transactions, communication systems and various other software applications used throughout our operations. Some of these systems have been internally developed or we rely on third party providers and platforms for some of these information technology systems and support. Although we have operational safeguards in place, those technology systems and solutions could become vulnerable to damage, disability or failures due to theft, fire, power outages, telecommunications failure or other catastrophic events. Any failure of these systems could significantly impact our operations. We rely on third-party service providers for certain key elements of our operations including credit card processing, telecommunications and utilities. Our reliance on systems operated by third parties also present the risk faced by the third party’s business, including the operational, security and credit risks of those parties. If those systems were to fail or otherwise be unavailable, and we were unable to timely recover, we could experience an interruption in our operations.
Cyber security breaches or other privacy or data security incidents that expose confidential customer, personal employee or other material, confidential information that is stored in our information systems or by third parties on our behalf may impact our business.
A cyber incident generally refers to any intentional attack or an unintentional event that results in unauthorized access to systems to disrupt operations, corrupt data or steal or expose confidential information or intellectual property. Many of our information technology systems (and those of our third-party business partners, whether cloud-based or hosted in proprietary servers), including those used for point-of-sale,
web and mobile platforms, mobile payment systems and administrative functions, contain personal, financial or other information that is entrusted to us by our customers and employees. Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and initiatives. A cyber incident that compromises the information of our customers or employees could result in widespread negative publicity, damage to our reputation, a loss of customers, and disruption of our business.
The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements can be costly and time-consuming and the costs could adversely impact our results of operations due to necessary system changes and the development of new administrative processes. The California Privacy Act of 2018, which became effective on January 1, 2020, provides a new private right of action for data breaches and requires companies that process information about California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Security breaches could also result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. We are required to maintain the highest level of Payment Card Industry (“PCI”) Data Security Standard compliance at our corporate office and stores. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept or lose our ability to accept those payment cards. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information.
Our existing cyber security policy includes cyber security techniques, tactics and procedures, including continuous monitoring and detection programs, network protections, employee training and awareness and incident response preparedness. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our security measures. We began utilizing a voluntary tool to help manage privacy risk by independently benchmarking our cyber security program to a national framework, which provides privacy protection strategies to organizations, like us, looking to improve their approach to using and protecting personal data. Although we employ security technologies and practices and have taken other steps to try to prevent a breach, there are no assurances that such measures will prevent or detect cyber security breaches, and we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyberattacks. We maintain a separate insurance policy covering cybersecurity risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but this policy is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Further, considering recent court rulings, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to cyberattacks and breaches if credit and debit card information is stolen.
We have been and likely will continue to be, the target of cyber and other security threats. In fiscal 2007, there was an external breach of our credit card processing systems, which led to fraudulent credit card activity and resulted in the payment of fines and reimbursements for the fraudulent credit card activity. As part of a settlement with the Federal Trade Commission, we have implemented a series of corrective measures in order to ensure that our computer systems are secure and that our customers’ personal information is protected. If in the future, we experience another security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. In addition, such breach could put us in violation of our settlement agreement with the Federal Trade Commission.
Changes in consumer preferences and buying patterns could negatively affect our results of operations.
The success of our stores depends in large part on leased locations. Our locations are primarily located near high density retail areas such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. We depend on a high volume of visitors at these centers to attract customers to our locations. As demographic and economic patterns change, current locations may or may not continue to be attractive or profitable.
E-commerce
or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, big box shopping centers and entertainment centers. A decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our locations could negatively affect our sales. In addition, desirable locations for the relocation of existing locations may not be available at an acceptable cost, due in part, to the inability to easily terminate a long-term lease.
Consumers have continually changing health or dietary preferences. As a result, we are challenged to evolve our food and beverage menu offerings to appeal to these changing customer preferences, while maintaining our brand character and retaining popular menu items. New information or changes in dietary, nutritional, allergen or health guidelines or environmental or sustainability concerns, whether issued by governmental agencies, academic studies, advocacy organizations or similar groups, may cause some groups of consumers to select foods other than those that are offered by our store. Additionally, it is unclear currently if the
COVID-19
pandemic may have a lasting impact on consumer demand. If we fail to anticipate changing trends or other consumer preferences, our business, financial condition and results of operations would be adversely affected.
Advances in technologies or certain changes in consumer behavior driven by such technologies could have a negative effect on our business. Technology and consumer offerings continue to develop, and we expect new or enhanced technologies and consumer offerings will be available in the future. As part of our marketing efforts, we use a variety of digital platforms including search engines, mobile, online videos and social media platforms such as Facebook
®
, Twitter
®
and Instagram
®
to attract and retain customers. We also test new technology platforms to improve our level of digital engagement with our customers and employees to help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement.
Unfavorable publicity or a failure to respond effectively to adverse publicity, could harm our business.
Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perception of our Company, the quality of our food service and facilities and our integrity. Multi-store businesses, such as ours, can be adversely affected by unfavorable publicity resulting from poor food quality, food safety concerns, flu or other virus outbreaks and other public health concerns stemming from one or a limited number of our stores. Negative publicity may also result from crime incidents, data privacy breaches, scandals involving our employees or operational problems at our stores. Regardless of whether the allegations or complaints are valid, unfavorable publicity related to one or more of our stores could affect public perception of the entire brand. Even incidents at similar businesses such as restaurants, at our competitors, or in the supply chain generally could result in negative publicity that would indirectly harm our brand. If one or more of our stores were the subject of unfavorable publicity and we are unable to quickly and effectively respond to such reports, our overall brand could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.
There has been a significant increase in the use of social media and similar platforms, including weblogs (blogs), social media websites and other forms of Internet-based communications which allow individuals’ access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase and may act on such information without further investigation or authentication. Many social media platforms immediately publish the content their subscribers and participant’s post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Inaccurate or adverse information concerning our Company may be posted on such platforms at any time. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also may be used for dissemination of trade secret information, compromising valuable company assets. In summary, the dissemination of information via social media and similar platforms may harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy. The inappropriate use of social media vehicles by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.
If we are not effective in addressing social and environmental responsibility matters or achieving relevant sustainability goals, consumer trust in our brand may suffer. Consumer demand for our products and our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, which would likely result in lower revenues.
Our operations are susceptible to the changes in cost and availability of commodities and other products, which could negatively affect our operating results.
Our profitability depends in part on our ability to anticipate and react to changes in commodity and other product costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, product availability, recalls of food products, disruption of our supplier manufacturing and distribution processes due to health pandemics, and seasonality, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our stores, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our stores and cause us to remove certain items from our menu. Changes in the price or availability of commodities for which we do not have short-term supply contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with other suppliers. Other than short-term supply contracts for certain food items, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies. Also, the unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. Further, a significant percentage of our WIN! merchandise inventory is directly or indirectly sourced outside the United States and changes in trade policy and tariffs could negatively impact our costs. If we have to pay higher prices for food or other product costs, our operating costs may increase, and, if we are unable to adjust our purchasing practices or pass any cost increases on to our customers, our operating results could be adversely affected.
Our procurement of new games and amusement offerings is contingent upon availability, and in some instances, our ability to obtain licensing rights.
Our ability to continue to procure new games, amusement offerings, and other entertainment-related equipment is important to our business strategy. The number of suppliers from which we can purchase games, amusement offerings and other entertainment-related equipment is limited. To the extent that the number of suppliers declines, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation and other associated risks. We may not be able to anticipate and react to changing amusement offerings cost by adjusting purchasing practices or game prices, and a failure to do so could have a material adverse effect on our operating results. In addition, any decrease in availability of new amusement offerings that appeal to customers could lead to decreases in revenues as customers negatively react to lack of new game options.
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
We must continue to attract, retain and motivate qualified management and operating personnel to maintain consistency in our service, hospitality, quality and atmosphere of our stores, in the United States and Canada and support future growth. Adequate staffing of qualified personnel is a critical factor impacting our customers’ experience in our stores. Qualified management and operating personnel are typically in high demand. The low level of unemployment in the United States is resulting in aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive. If we are unable to attract and retain a satisfactory number of qualified management and operating personnel, labor shortages could delay the planned openings of new stores or adversely impact our existing stores. Any such delays, material increases in employee turnover rates in existing stores or widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have a material adverse effect on our results of operations.
Our financial performance and the ability to successfully implement our strategic direction could be adversely affected if we fail to retain, or effectively respond, to a loss of key management.
Our future success is substantially supported by the contributions and abilities of senior management, including key executives and other leadership team members. Changes in senior management could expose us to significant changes in strategic direction and initiatives. A failure to maintain appropriate organizational capacity and capability to support leadership excellence or a loss of key skill sets could jeopardize our ability to meet our business performance expectations and growth targets. Although we have employment agreements with all members of senior management, we cannot prevent members of senior management from terminating their employment with us. Losing the services of members of senior management could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities.
Our revenues and operating results may fluctuate significantly due to various risks and unforeseen circumstances, including increases in costs, seasonality, weather, acts of violence or terrorism and other factors outside our control.
Certain of the regions in which our stores are located have been, and may in the future be, subject to natural disasters, such as earthquakes, floods and hurricanes. Depending upon its magnitude, a natural disaster could severely damage our stores, which could adversely affect our business, results of operations or financial condition. Our corporate headquarters, company-owned distribution center, game repair facility and our data center, as well as our backup data facility, are all located in Dallas, Texas. A natural or man-made
disaster could significantly impact our ability to provide services and systems to our stores and negatively impact store operations throughout our operations. We currently maintain property and business interruption insurance through the aggregate property policy for each of our stores.
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

The discontinuation of the London Interbank Offered Rate (“LIBOR”) after 2021 and the replacement with an alternative reference rate may adversely impact interest rates.
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
General Business and Regulatory Risks
Actual or threatened other epidemics, pandemics, outbreaks, or other health crises may adversely affect our business.
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of coronavirus
(COVID-19).
To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of a product, or could reduce public confidence in food handling and/or public assembly. If a virus is transmitted by human contact, our employees or customers could become infected or could choose, or be advised, to avoid gathering in public places or avoid touching game or screen surfaces, any of which could adversely affect our store guest traffic and sales as well as our ability to adequately staff our stores, receive deliveries on a timely basis or perform functions at the corporate level. We could also be adversely affected if the World Health Organization and /or the Centers for Disease Control and/or other governmental agencies were to restrict travel to affected geographic areas where we source our products, thus possibly impacting the continuity of supply. Additionally, certain jurisdictions in which we operate may impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if our stores are not directly impacted, a health pandemic can result in a disruption of our supply chain if our suppliers’ ability to manufacture, transport or otherwise provide goods or services are adversely affected. Additionally, even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.
We believe that our stores have a larger guest-facing footprint and higher levels of customer traffic than other concepts in the dining and entertainment industry. Our stores are places where people can gather together for human connection. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. The impact of a health pandemic on us might be disproportionately greater than on other dining and entertainment venues that have lower customer traffic and that depend less on the gathering of people.
We may not be able to operate our stores or obtain and maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements, which could adversely affect our business, results of operations or financial condition.
We are subject to licensing and regulation by state and local authorities relating to the sale of alcoholic beverages, health, sanitation, safety, building and fire codes. Each store is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some states, the loss of a license for cause with respect to one store may lead to the loss of licenses at all stores in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each store, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. We generally have not encountered any material difficulties or failures in obtaining and maintaining the required licenses, permits and approvals that could impact the continuing operations of an existing store, or delay or prevent the opening of a new store. Although we do not anticipate any material difficulties occurring in the future, the failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.
We are also subject to amusement licensing and regulation by the states, counties and municipalities in which our stores are located, as a result of operating certain entertainment games and attractions, including skill-based games, that offer redemption prizes. These laws and regulations can vary significantly by state, county, and municipality and, in some jurisdictions, may require us to modify our business operations or alter the mix of redemption games and simulators we offer. Moreover, as more states and local communities implement legalized gambling, the laws and corresponding enabling regulations may also be applicable to our redemption games and regulators may create new licensing requirements, taxes or fees, or restrictions on the various types of redemption games we offer. Furthermore, other states, counties and municipalities may make changes to existing laws to further regulate legalized gaming and illegal gambling. Adoption of these laws, or adverse interpretation of existing laws, could require our existing stores in these jurisdictions to alter the mix of games, modify certain games, limit the number of tickets that may be won by a customer from a redemption game, change the mix of prizes that we may offer at our WIN! area or terminate the use of specific games, any of which could adversely affect our operations. If we fail to comply with such laws and regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our financial results.
We are subject to extensive laws and regulations and failure to comply with existing or new laws and regulations could adversely affect our operational efficiencies, cost structure and talent availability.
Currently, all of our stores are unable to operate due to guidelines and restrictions put in place by federal, state and local governments in response to the
COVID-19
pandemic.
We are subject to various federal, state and local laws and regulations that govern numerous aspects of our business, including the following:
•	the Fair Labor Standards Act and other federal, state and local laws and regulations that govern employment practices and working conditions, including minimum wage rates, wage and hour practices, gratuities, overtime, various family leave mandates, discrimination and harassment, immigration, workplace safety and other areas;
•	the Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas;
•	the Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (“PPACA”) and uncertainties surrounding future changes to or replacement of our health insurance system;

•	preparation, sale and labeling of food, including the federal regulations of the Food and Drug Administration, which oversees the safety of the entire food system, including inspection and mandatory food recalls, menu labeling and nutritional content, and additional requirements in certain states and local jurisdictions;

•	environmental laws and regulations governing, among other things, discharges of pollutants into the air and water as well as the presence, handling, release and disposal of and exposure to hazardous substances; and

•	other environmental matters, such as climate change, the reduction of greenhouse gases, water consumption and animal health and welfare;

Compliance with these laws and regulations and future new laws or changes in these laws or regulations that impose additional requirements, can be costly. Any failure or perceived failure to comply with these laws or regulations could result in, among other things, revocation of required license, administrative enforcement actions, fines, civil and criminal liability, and/or closure of stores. We could also be strictly liable, without regard to fault, for certain environmental conditions at properties we formerly owned or operated as well as at our current properties. Additionally, more stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new stores in certain locations.
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
Further, we expect continued increases in labor costs due to federal, state and local mandated increases in the minimum wage, and we are uncertain of the repercussions, if any, of increased minimum wages on other expenses. For example, our suppliers may be more severely impacted by higher minimum wage standards, which could result in increased costs to us. We may not be able to partially or fully offset cost increases resulting from changes in minimum wage rates by increasing menu or game prices, improving productivity, or through other adjustments, and our business, results of operations and financial condition could be adversely affected. Moreover, although none of our employees have been or are now represented by any unions, labor organizations may seek to represent certain of our employees in the future, and if they are successful, our payroll expenses and other labor costs may be increased in the course of collective bargaining, and/or there may be strikes or other work disruptions that may adversely affect our business.
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
Litigation, including allegations of illegal, unfair or inconsistent employment practices, may adversely affect our business, results of operations or financial condition.
Our business may be adversely affected by the risk of legal proceedings brought by or on behalf of our customers, employees, suppliers, shareholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We have had from time to time and now have such lawsuits pending against us. In addition, from time to time, customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a store. We are also subject to a variety of other claims in the ordinary course of business, including personal injury, lease and contract claims.

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
Failure to adequately protect our intellectual property could harm our business.
We regard our intellectual property as having significant value and being important to our marketing efforts. We use a combination of intellectual property rights, such as trademarks and trade secrets, to protect our brand and certain other proprietary processes and information material to our business. The success of our business strategy depends, in part, on our continued ability to use our intellectual property rights to increase brand awareness and further develop our branded products in both existing and new markets. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. If third parties misappropriate or infringe our intellectual property, the value of our image, brand and the goodwill associated therewith may be diminished, our brand may fail to achieve and maintain market recognition, and our competitive position may be harmed, any of which could have a material adverse effect on our business, including our revenues. Policing unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the violation or misappropriation of such intellectual property rights by others. To protect our intellectual property, we may become involved in litigation, which could result in substantial expenses, divert the attention of management and adversely affect our revenue, financial condition and results of operations.
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
We are subject to income, sales, use and other taxes in the United States and certain foreign jurisdictions. Changes in applicable U.S. or foreign tax laws and regulations, including the Tax Cuts and Jobs Act (“Tax Act”), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Act, could affect our effective income tax rate. In addition, the final determination of any tax audits or related litigation could be materially different from our historical tax provisions and accruals. Changes in our tax expense or an increase in our tax liabilities, whether due to changes in applicable laws and regulation, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.
Any future changes in financial accounting standards may significantly change our reported results of operations.
Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations may have a significant effect on our reported financial results and may affect the reporting of transactions completed before the announcement of a change.

Additionally, our assumptions, estimates and judgments related to complex accounting matters may significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, fair value of investments, impairment of long-lived assets, leases and related economic transactions, intangibles, self-insurance, income taxes, property and equipment, unclaimed property laws and litigation, and stock-based compensation contain estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us may significantly change our reported or expected financial performance.
We may acquire a business in the future that we fail to effectively integrate or operate.
In the future, we may consider opportunistic acquisitions as part of our expansion effort. We may not be able to identify attractive acquisition opportunities or successfully acquire identified targets on terms favorable to us. Competition for acquisition opportunities may be substantial and may cause us to refrain from making acquisitions. In addition, we may not be successful in integrating future acquisitions into our existing operations, which may result in unforeseen operational difficulties, diminished financial performance or our inability to report financial results and may require a disproportionate amount of our management’s attention. If we fail to manage future acquisitions effectively, our results of operations could be adversely affected.
Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions, including:
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

Risks Related to our Common Stock
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
During March 2020, the coronavirus global pandemic and the significant uncertainties in the United States economy created as a result of the health crisis had a significant impact on the market price of our common stock.
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
Effective March 18, 2020, the Board of Directors of the Company adopted a
364-day
duration Shareholder Rights Plan (the “Rights Plan”) and declared a dividend of one preferred share purchase right for each outstanding share of common stock to shareholder of record on March 30, 2020 to purchase from the Company one one-ten
thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company for an exercise price of $45.00, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. The Rights Plan is intended to promote the fair and equal treatment of all the Company’s shareholders and ensure that no person or group can gain control of the Company through open market accumulation or other tactics potentially disadvantaging the interest of all shareholders.
Unsolicited takeover proposals, governance change proposals, proxy contests and certain proposals/actions by activist investors may create additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties may affect the market price and volatility of our securities.
Public companies in the restaurant industry have been the target of unsolicited takeover proposals in the past. In the event that a third party, such as a competitor, private equity firm or activist investor makes an unsolicited takeover proposal, or proposes to change our governance policies or board of directors, or makes other proposals concerning the Company’s ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and employees, and may require us to expend significant time and resources. Such proposals may create uncertainty for our employees’ additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties as to our future direction also may affect the market price and volatility of our securities.
ITEM 1B. Unresolved Staff Comments
Not applicable.

ITEM 2. Properties
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
As of February 2, 2020, we lease the building or site of all but one of our 136 operating stores, and we own land related to two future sites. Our leases typically have initial terms ranging from ten to twenty years and most include options to extend the leases for one or more
5-year
periods.
The table below shows the locations of our operating stores as of February 2, 2020:

Location	Total
Alabama	2
Alaska	1
Arizona	4
Arkansas	2
California	16
Colorado	2
Connecticut	2
Florida	8
Georgia	4
Hawaii	1
Idaho	1
Illinois	5
Indiana	1
Kansas	3
Kentucky	2
Louisiana	1
Maryland	5
Massachusetts	3
Michigan	3
Minnesota	2
Missouri	1

Location	Total
Nebraska	1
Nevada	1
New Jersey	2
New Mexico	1
New York	11
North Carolina	4
Ohio	6
Oklahoma	2
Oregon	1
Pennsylvania	6
Rhode Island	1
South Carolina	3
Tennessee	3
Texas	14
Utah	1
Virginia	4
Washington	1
Wisconsin	2
Puerto Rico	1
Ontario, Canada	2

Total	136

As of the date of this report, all of our 137 operating stores (including our one store which opened on March 16, 2020) were closed due to guidelines and restrictions put in place by federal, state and local governments in response to the
COVID-19
pandemic.
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
The number of shareholders of record of the Company’s common stock as of March 30, 2020 was estimated to be 278.
During the third and fourth quarters of fiscal 2019, our Board of Directors authorized and declared a quarterly cash dividend of $0.16 per share of common stock. The fourth quarter dividend was paid subsequent to the end of fiscal 2019. During the first and second quarters of fiscal 2019 and the last two quarters of fiscal 2018, our Board of Directors authorized and declared a quarterly cash dividend of $0.15 per share of common stock.
As a result of the impacts to our business arising from the COVID-19 pandemic, share purchases and dividend payments have been indefinitely suspended.
Issuer Purchases of Equity Securities
On July 12, 2019 the Company increased its share repurchase authorization to $800,000. The share repurchase authorization expires at the end of fiscal 2020. As of the end of fiscal 2019, there was approximately $172,820 of share repurchase authorization remaining. There were no repurchases of our common stock during the fourth quarter ended February 2, 2020.
Performance Graph
The following performance graph depicts the total returns to shareholders for the period from October 10, 2014 (the date when our common stock first started trading) through February 2, 2020, relative to the performance of the NASDAQ Composite Index, Standard & Poor’s (“S&P”) 600 Small Cap Index and S&P’s 600 Consumer Discretionary Index. All indices shown in the graph have been set at a base of 100 as of October 10, 2014 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.
Comparison of Cumulative Total Return
Assumes Initial Investment of $100

	Period Ended
	2/1/2015	1/31/2016	1/29/2019	2/4/2018	2/3/2019	2/2/2020
PLAY	$100.00	$126.20	$190.68	$165.97	$178.64	$153.65
S&P 600 Small Cap	$100.00	$95.31	$128.67	$146.79	$147.31	$157.07
S&P 600 Consumer Discretionary	$100.00	$88.69	$103.97	$123.49	$125.84	$131.48
NASDAQ Composite	$100.00	$99.54	$122.12	$156.22	$156.71	$209.97

ITEM 6. Selected Financial Data
The following selected financial data is qualified in its entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The statement of operations and cash flows data for each of the fiscal years ended February 2, 2020, February 3, 2019, and February 4, 2018 and the balance sheet data as of February 2, 2020 and February 3, 2019 were derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations and cash flows data for the fiscal year ended January 29, 2017 and January 31, 2016 and the balance sheet data as of February 4, 2018, January 29, 2017, and January 31, 2016 were derived from our audited consolidated financial statements that are not included elsewhere in this report.
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

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	February 4, 2018	January 29, 2017	January 31, 2016
Statement of Operations Data:
Total revenues	$1,354,691	$1,265,301	$1,139,791	$1,005,158	$866,982
Operating income	148,079	161,000	165,772	150,516	110,036
Net income	100,263	117,221	120,949	90,795	59,619
Balance sheet data (as of end of period):
Cash and cash equivalents	24,655	21,585	18,795	20,083	25,495
Working capital (deficit) (1)	(211,888)	(153,297)	(112,918)	(102,193)	(46,567)
Property and equipment, net	900,637	805,337	726,455	606,865	523,891
Total assets (2)	2,370,139	1,273,187	1,197,030	1,052,733	1,003,701
Total debt, net (2)	647,689	393,469	366,249	264,128	337,416
Stockholders’ equity	169,650	387,837	421,646	439,452	346,338
Other data:
Capital expenditures	$228,091	$216,286	$219,901	$180,577	$162,892
Stores open at end of period	136	121	106	92	81
Stores closed during period	1	—	—	—	2
Cash dividends declared per share	$0.62	0.30	—	—	—
Net income per share of common stock:
Basic	$3.00	$3.00	$2.93	$2.16	$1.46
Diluted	$2.94	$2.93	$2.84	$2.10	$1.39
Weighted average number of shares outstanding:
Basic	33,450,217	39,047,106	41,276,314	41,951,770	40,968,455
Diluted	34,099,378	39,975,122	42,583,009	43,288,592	42,783,905

(1)	Defined as total current assets minus total current liabilities.

(2)	Fiscal 2016 and prior fiscal year balances have been revised to reflect the impact of adopting Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs .

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
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus
(“COVID-19”).
The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects in February and March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy. In the interest of public health and safety, jurisdictions (national, state and local) where our stores are located, required mandatory store closures or capacity limitations or other restrictions for those that continued to operate. As of the date of this report, all of our 137 operating stores were closed (including our one new store that opened on March 16, 2020). As a result of these developments, the Company expects a material adverse impact on its revenues, results of operations and cash flows which raises substantial doubt about the Company’s ability to continue as a going concern. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding
COVID-19
will change including the timing of lifting any restrictions or closure requirements, when our stores will reopen, staffing levels for reopened stores, and customer re-engagement
with our brand. As of March 31, 2020, we had approximiately $99,622 cash on hand and $752,500 funded debt on our credit facility.
General
We are a leading owner and operator of high-volume venues in North America that combine dining and entertainment for both adults and families under the name “Dave & Buster’s”. Founded in 1982, the core of our concept is to offer our customers the opportunity to “Eat Drink Play and Watch” all in one location. Eat and Drink are offered through a full menu of entrées and appetizers and a full selection of non-alcoholic
and alcoholic beverages. Our Play and Watch offerings provide an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. Our brand appeals to a relatively balanced mix of male and female adults, as well as families and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.
Our stores average 41,000 square feet, range in size between 16,000 and 70,000 square feet and are open seven days a week, with hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.
Strategy
During fiscal 2019, we continued to invest in new stores, and focused on refreshing our strategy and customer experience to set us up for the next phase of growth. Our refreshed strategy is built on four key components, including offering the latest entertainment to enjoy together, novel food & drink to bring people together, creating an aligned team and integrated experience, and driving guest engagement. For further information about our strategy, refer to “Item 1. Strategy”.
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance. These measures include:
Comparable store sales.
Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period that have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 99, 86, and 76 stores as of the end of fiscal 2019, 2018 and 2017, respectively.
New store openings.
Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. During fiscal 2019, we opened sixteen new stores, eight of which were in new markets.

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
Presentation of Operating Results
The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. Fiscal 2019 and 2018, which ended on February 2, 2020 and February 3, 2019, respectively, each contained 52 weeks. Fiscal 2017, which ended on February 4, 2018, contained 53 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Overview
•	Total revenues increased 7.1% to $1,354,691 in fiscal 2019 compared to $1,265,301 in fiscal 2018. Our revenue growth was primarily influenced by the number of new store openings partially offset by lower comparable store sales.

•	Comparable store sales decreased 2.6% in fiscal 2019 compared to fiscal 2018, driven by lower customer volumes.

•	Operating income decreased to $148,079 in fiscal 2019 compared to Operating income of $161,000 in fiscal 2018. Fiscal 2019 operating margin was 10.9% compared to 12.7% in fiscal 2018. The decline in operating margins was due, in part, to an increase in the average hourly labor rate of approximately 4.1% and higher occupancy costs associated with our non-comparable
stores, as well as the deleveraging impact of lower comparable store sales on store management labor and occupancy.

•	Diluted earnings per share (“EPS”) remained relatively flat at $2.94 per share in fiscal 2019 compared to $2.93 per share in fiscal 2018. Net income decreased to $100,263 in fiscal 2019 compared to Net Income of $117,221 in fiscal 2018, for the reasons noted above. However, the denominator of weighted average diluted shares decreased by approximately 5,800,000 shares, largely as a result of our share repurchase program. During fiscal 2019, we purchased 7,116,585 shares at an average cost of $41.78 per share.

•	Cash flows from operations were $288,946 in fiscal 2019 compared to $337,616 in fiscal 2018. Lower operating margins were offset by growth in total revenues, with the decrease of approximately $49,000 driven by a decrease in working capital.

•	Capital expenditures were $228,091 in fiscal 2019 compared to $216,286 in fiscal 2018. Share repurchases and dividend payments were $313,041 in fiscal 2019 compared to $160,695 in fiscal 2018. Net borrowings of debt during fiscal 2019 were $254,000.

Store-Level Variability, Quarterly Fluctuations, Seasonality and Inflation
We have historically operated stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs.
Our new stores typically open with sales volumes in excess of their expected long-term run-rate
levels, which we refer to as a “honeymoon” effect. We expect our new store sales volumes in year two to be 10% to 20% lower than our year one targets, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store, the number and timing of new store openings will result in significant fluctuations in quarterly results.
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
Revenues are influenced by seasonal shifts in consumer spending. Typically, we have higher revenues associated with the spring and year-end
holidays, which will continue to be susceptible to the impact of severe or unseasonably mild weather on customer traffic and sales during that period. Our third quarter, which encompasses the back-to-school
fall season, has historically had lower revenues as compared to other quarters.
We expect that economic and environmental conditions and changes in regulatory legislation will continue to exert pressure on both consumer spending related to entertainment and dining alternatives and availability and cost of products and supplies. Although there is no assurance that our cost of products will remain stable or that federal, state or local minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increases or wage rate increases are expected to be partially offset by selected menu or game price increases where competitively appropriate.

Fiscal 2019 Compared to Fiscal 2018
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income.

	Fiscal Year Ended		Fiscal Year Ended
	February 2, 2020		February 3, 2019
Food and beverage revenues	$563,576	41.6%	$536,469	42.4%
Amusement and other revenues	791,115	58.4	728,832	57.6

Total revenues	1,354,691	100.0	1,265,301	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	148,196	26.3	139,199	25.9
Cost of amusement and other (as a percentage of amusement and other revenues)	85,115	10.8	81,064	11.1

Total cost of products	233,311	17.2	220,263	17.4
Operating payroll and benefits	322,970	23.8	296,924	23.5
Other store operating expenses	429,431	31.8	384,155	30.4
General and administrative expenses	69,469	5.1	61,521	4.9
Depreciation and amortization expense	132,460	9.8	118,275	9.3
Pre-opening costs	18,971	1.4	23,163	1.8

Total operating costs	1,206,612	89.1	1,104,301	87.3

Operating income	148,079	10.9	161,000	12.7
Interest expense, net	20,937	1.5	13,113	1.0

Income before provision for income taxes	127,142	9.4	147,887	11.7
Provision for income taxes	26,879	2.0	30,666	2.4

Net income	$100,263	7.4%	$117,221	9.3%

Change in comparable store sales		(2.6)%		(1.6)%
Company-owned stores open at end of period (1)		136		121
Comparable stores open at end of period (1)		99		86

(1)	Our store in Duluth (Atlanta), Georgia permanently closed on March 3, 2019, as we did not exercise the renewal option, and has been excluded from fiscal 2019 store counts and comparable store sales. The number of new store openings during the last two fiscal years were as follows:

	Fiscal Year Ended	Fiscal Year Ended
	February 2, 2020	February 3, 2019
First Quarter	7	6
Second Quarter	3	5
Third Quarter	4	1
Fourth Quarter	2	3

	16	15

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended		Fiscal Year Ended
	February 2, 2020		February 3, 2019
Net income	$100,263	7.4%	$117,221	9.3%
Interest expense, net	20,937		13,113
Provision for income tax	26,879		30,666
Depreciation and amortization expense	132,460		118,275

EBITDA	280,539	20.7%	279,275	22.1%
Loss on asset disposal	1,813		1,121
Share-based compensation	6,857		7,422
Pre-opening costs	18,971		23,163
Other costs (1)	42		136

Adjusted EBITDA	$308,222	22.8%	$311,117	24.6%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Fiscal Year Ended		Fiscal Year Ended
	February 2, 2020		February 3, 2019
Operating income	$148,079	10.9%	$161,000	12.7%
General and administrative expenses	69,469		61,521
Depreciation and amortization expense	132,460		118,275
Pre-opening costs	18,971		23,163

Store Operating Income Before Depreciation and Amortization	$368,979	27.2%	$363,959	28.8%

Capital Additions
The following table reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based tenant improvement allowances or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Fiscal Year Ended	Fiscal Year Ended
	February 3, 2020	February 3, 2019
New store and operating initiatives	$183,897	$162,763
Games	19,749	27,381
Maintenance capital	27,351	20,821

Total capital additions	$230,997	$210,965

Payments from landlords	$33,544	$52,099

Results of Operations
Revenues
Total revenues increased $89,390 or 7.1%, to $1,354,691 in fiscal 2019 compared to total revenues of $1,265,301 in fiscal 2018. For the year ended February 2, 2020, we derived 28.3% of our total revenue from food sales, 13.3% from beverage sales, 57.5% from amusement sales and 0.9% from other sources. For the year ended February 3, 2019 we derived 28.9% of our total revenue from food sales, 13.5% from beverage sales, 56.8% from amusement sales and 0.8% from other sources.
The net increase in revenues for fiscal 2019 compared to fiscal 2018 were from the following sources:

Comparable stores	$(28,408)
Non-comparable stores	117,592
Other	206

Total	$89,390

Comparable store revenue decreased $28,408 or 2.6%, in fiscal 2019 compared to fiscal 2018. Comparable store revenue compared to the prior fiscal year was, in part, negatively impacted by an unfavorable shift in the current year holiday/school break calendar, sales transfers to new stores that we opened in markets where we operate and increased competitive pressure. Comparable walk-in
revenues, which accounted for 89.6% of comparable store revenue for fiscal 2019, decreased $29,304, or 3.0% compared to fiscal 2018. Comparable store special events revenues, which accounted for 10.4% of consolidated comparable store revenue for fiscal 2019, increased $896, or 0.8% compared to fiscal 2018.
Food sales at comparable stores decreased by $13,303, or 4.3%, to $296,389 for fiscal 2019 from $309,692 in fiscal 2018. Beverage sales at comparable stores decreased by $5,356, or 3.7%, to $139,446 for fiscal 2019 from $144,802 in the 2018 comparison period. The decrease in food and beverage unit sales at comparable stores was partially offset by an overall increase in menu prices. Comparable store amusement and other revenues in fiscal 2019 decreased by $9,749, or 1.6%, to $608,243 from $617,992 in fiscal 2018. The decrease in amusement sales was due in part to lower customer volumes partially offset by various pricing initiatives in the current year, including an increase in new card fees with the launch of our RFID power card.

Non-comparable
store revenue increased by $117,592 for fiscal 2019 compared to fiscal 2018. The increase in non-comparable
store revenue was primarily driven by 811 additional operating store weeks contributed by our thirty-seven non-comparable
stores, partially offset by a decrease in revenue due to the closure of our store in Duluth (Atlanta), Georgia on March 3, 2019. The year-over-year decline in average weekly non-comparable store sales during fiscal 2019 is driven primarily by a honeymoon effect on fiscal 2017 and 2018 opening sales volumes and larger than expected declines in two of those markets which were adversely impacted by slowdowns in their local economies following a natural disaster. Additionally, stores opened during fiscal 2019 experienced slightly lower opening volumes than our 2018 openings.
Cost of products
The total cost of products was $233,311 for fiscal 2019 and $220,263 for fiscal 2018. The total cost of products as a percentage of total revenues was 17.2% and 17.4% for fiscal 2019 and fiscal 2018, respectively. For the year ended February 2, 2020, the cost of food products was 27.2% of food revenue, the cost of beverage products was 24.3% of beverage revenue, and the amusement and other cost of products was 10.8% of amusement and other revenues. For the year ended February 3, 2019, the cost of food products was 26.8% of food revenue, the cost of beverage products was 24.2% of beverage revenue, and the amusement and other cost of products was 11.1% of amusement and other revenues.
Cost of food and beverage products increased to $148,196 in fiscal 2019 compared to $139,199 for fiscal 2018 due primarily to the increased sales volume related to new store openings. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 40 basis points to 26.3% for fiscal 2019 from 25.9% for fiscal 2018. Higher meat costs resulting from our upgraded steak products, higher poultry costs due to our “All You Can Eat” wings promotion and higher bar consumable costs due to our shift to fresh juices at the bar as well as the impact of our larger non-comparable
store group, were partially offset by declines in seafood costs and increases in food and beverage menu prices.
Cost of amusement and other increased to $85,115 in fiscal 2019 compared to $81,064 in fiscal 2018. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 30 basis points to 10.8% for fiscal 2019 from 11.1% for fiscal 2018. The decrease in cost of amusement and other as a percentage of revenue was due primarily to a shift in game play to non-redemption
games and an increase in the price of power cards.
Operating payroll and benefits
Total operating payroll and benefits increased by $26,046, or 8.8%, to $322,970 in fiscal 2019 compared to $296,924 in fiscal 2018. This increase was primarily due to labor associated with the additional operating store weeks of our non-comparable
stores. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 30 basis points to 23.8% in fiscal 2019 compared to 23.5% for fiscal 2018. This increase was due to an average hourly wage rate increase of approximately 4.1% and unfavorable leverage on decreased comparable store sales, partially offset by lower incentive compensation.
Other store operating expenses
Other store operating expenses increased by $45,276, or 11.8%, to $429,431 in fiscal 2019 compared to $384,155 in fiscal 2018, primarily due to new store openings. Other store operating expenses as a percentage of total revenues increased 140 basis points to 31.8% in fiscal 2019 compared to 30.4% in fiscal 2018. This increase was due primarily to higher occupancy costs associated with our non-comparable
stores and the deleveraging impact of lower comparable store sales, the absence of hurricane-related business interruption proceeds recorded in the prior year and incremental legal costs.
General and administrative expenses
General and administrative expenses increased by $7,948, or 12.9%, to $69,469 in fiscal 2019 compared to $61,521 in fiscal 2018. The increase in general and administrative expenses was driven primarily by professional services at our corporate headquarters including costs related to shareholder activism. General and administrative expenses, as a percentage of total revenues, increased 20 basis points to 5.1% in fiscal 2019 compared to 4.9% in fiscal 2018, for the same reasons above offset by favorable leverage on revenue increases.
Depreciation and amortization expense
Depreciation and amortization expense increased by $14,185, or 12.0%, to $132,460 in fiscal 2019 compared to $118,275 in fiscal 2018. Increased depreciation due to our 2018 and 2017 capital expenditures for new stores, operating initiatives, including remodels, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $4,192 to $18,971 in fiscal 2019 compared to $23,163 in fiscal 2018 due to the number and timing of new store openings and stores in development.

Interest expense, net
Interest expense, net increased by $7,824 to $20,937 in fiscal 2019 compared to $13,113 in fiscal 2018 due primarily to an increase in average outstanding debt partially offset by slightly lower interest rates.
Provision for income taxes
The effective income tax rate increased to 21.1% in fiscal 2019 compared to 20.7% in fiscal 2018. This increase primarily reflects lower excess tax benefits associated with share-based compensation, offset partially with higher tax credits.
Fiscal 2018 Compared to Fiscal 2017
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income.

	Fiscal Year Ended		Fiscal Year Ended
	February 3, 2019		February 4, 2018
Food and beverage revenues	$536,469	42.4%	$494,816	43.4%
Amusement and other revenues	728,832	57.6	644,975	56.6

Total revenues	1,265,301	100.0	1,139,791	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	139,199	25.9	127,600	25.8
Cost of amusement and other (as a percentage of amusement and other revenues)	81,064	11.1	69,072	10.7

Total cost of products	220,263	17.4	196,672	17.3
Operating payroll and benefits	296,924	23.5	256,724	22.5
Other store operating expenses	384,155	30.4	334,546	29.4
General and administrative expenses	61,521	4.9	59,565	5.2
Depreciation and amortization expense	118,275	9.3	102,766	9.0
Pre-opening costs	23,163	1.8	23,746	2.1

Total operating costs	1,104,301	87.3	974,019	85.5

Operating income	161,000	12.7	165,772	14.5
Interest expense, net	13,113	1.0	8,665	0.7
Loss on debt retirement	—	—	718	0.1

Income before provision for income taxes	147,887	11.7	156,389	13.7
Provision for income taxes	30,666	2.4	35,440	3.1

Net income	$117,221	9.3%	$120,949	10.6%

Change in comparable store sales (1)		(1.6)%		(0.9)%
Company-owned stores open at end of period (2)		121		106
Comparable stores open at end of period		86		76

(1)	The change in comparable store sales in fiscal 2018 has been calculated by shifting forward our 2017 fiscal year comparable store sales results by one week, to account for the fact that our 2017 fiscal year consisted of 53 weeks. The fiscal year 2017 comparable store sales have been adjusted to remove the impact of the 53 rd
week prior to calculating the year-over-year change percentage.

(2)	Our Duluth (Atlanta), Georgia store which closed in fiscal 2019 is included in our store counts and comparable store sales for all periods presented. The number of new store openings during the last two fiscal years were as follows:

	Fiscal Year Ended	Fiscal Year Ended
	February 3, 2019	February 4, 2018
First Quarter	6	4
Second Quarter	5	4
Third Quarter	1	1
Fourth Quarter	3	5

	15	14

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended		Fiscal Year Ended
	February 3, 2019		February 4, 2018
Net income	$117,221	9.3%	$120,949	10.6%
Interest expense, net	13,113		8,665
Loss on debt retirement	—		718
Provision for income tax	30,666		35,440
Depreciation and amortization expense	118,275		102,766

EBITDA	279,275	22.1%	268,538	23.6%
Loss on asset disposal	1,121		1,863
Share-based compensation	7,422		8,916
Pre-opening costs	23,163		23,746
Other costs (1)	136		(333)

Adjusted EBITDA	$311,117	24.6%	$302,730	26.6%

(1)	Primarily represents costs related to currency transaction (gains) or losses.

Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Fiscal Year Ended		Fiscal Year Ended
	February 3, 2019		February 4, 2018
Operating income	161,000	12.7%	$165,772	14.5%
General and administrative expenses	61,521		59,565
Depreciation and amortization expense	118,275		102,766
Pre-opening costs	23,163		23,746

Store Operating Income Before Depreciation and Amortization	363,959	28.8%	$351,849	30.9%

Capital Additions
The following table reflects accrual-based capital additions. Capital additions do not include payments from landlords.

	Fiscal Year Ended	Fiscal Year Ended
	February 3, 2019	February 4, 2018
New store and operating initiatives	$162,763	$185,449
Games	27,381	18,712
Maintenance capital	20,821	19,160

Total capital additions	$210,965	$223,321

Payments from landlords	$52,099	$40,334

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
Comparable store revenue decreased $15,250 or 1.6%, in fiscal 2018 compared to the comparable fifty-two
weeks of fiscal 2017. Comparable store revenue compared to the prior fiscal year was, in part, negatively impacted by increased competitive pressure and sales transfers to new stores that we opened in markets where we operate. Comparable walk-in
revenues, which accounted for 89.7% of comparable store revenue for fiscal 2018, decreased $12,017, or 1.4% compared to the similar period in fiscal 2017. Comparable store special events revenues, which accounted for 10.3% of consolidated comparable store revenue for fiscal 2018, decreased $3,233, or 3.2% compared to the comparable period in fiscal 2017.
Food sales at comparable stores decreased by $9,823, or 3.5%, to $274,262 for fiscal 2018 from $284,085 in the comparable period in fiscal 2017. Beverage sales at comparable stores decreased by $4,858, or 3.6%, to $128,422 for fiscal 2018 from $133,280 in the 2017 comparison period. The decrease in food and beverage unit sales at comparable stores was partially offset by an overall increase in menu prices. Comparable store amusement and other revenues in fiscal 2018 decreased by $569, or 0.1%, to $551,405 from $551,974 in the comparable fifty-two
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
Liquidity and Capital Resources
Cash and Cash Equivalents
At February 2, 2020, we had cash and cash equivalents of $24,655 and a net working capital deficit of $211,888. We are able to operate with a working capital deficit because cash from sales is usually received before related liabilities for product, supplies, labor and services become due. Our operations do not require significant inventory or receivables, and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as noncurrent assets and not a part of working capital.
As noted above, we expect the COVID-19 pandemic will have a material adverse effect on our business. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions required mandatory store closures or imposed capacity limitations and other restrictions affecting our operations. As of March 20, 2020, all of our 137 operating stores were temporarily closed (including our newest store that opened on March 16, 2020). Due to the impact of coronavirus outbreak on the economy and our business, we have determined that we may not be able to comply with the financial covenants of our term loan and revolving credit facility. Accordingly, substantial doubt about our ability to meet our obligations when they become due exists. We have engaged in and are continuing to engage in discussions with various parties to explore financing opportunities to enhance liquidity. Additionally, we are proactively taking steps to increase available cash including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, and utilizing funds available under our existing revolving credit facility. To mitigate the effects of the store closures, we:
•	reduced expenses broadly, including by furloughing nearly all of workforce except a small team of essential personnel, and temporarily reducing pay and benefits for remaining employees,

•	significantly reduced capital spending;

•	halted all planned store openings;

•	suspended our share repurchase program and our dividend; and

•	fully drew down the remaining credit available under our $500,000 revolving credit facility.

In addition, we:
•	have begun discussions with our landlords, vendors, and other business partners to reduce our lease and contract payments and obtain other concessions;

•	are in discussions with our lenders to obtain covenant relief to avoid events of default; and

•	are negotiating with potential investors to secure additional sources of financing.

While our lenders have granted a waiver of any event of default associated with our independent auditor’s report indicating a substantial doubt about the Company’s ability to continue as a going concern in connection with our year-end audit, and some landlords and business partners have agreed to certain concessions, there can be no assurance that we will be successful in obtaining all of the relief we are seeking. Refer to “Risk Factors – COVID-19 has had an adverse effect that is material on our business and may continue to do so” and “Risk Factors – As a result of the COVID-19 pandemic, our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern.”

Debt and Derivatives
We maintain a $500,000 secured revolving credit facility. Availability under the revolving credit facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. At February 2, 2020, we had net availability for borrowings of $109,853 based on an outstanding revolver balance of $382,000 and $8,147 in standby letters of credit. We had total outstanding debt obligation of $648,250 under the existing term loan and revolving credit facility, which matures in August 2022. At February 2, 2020, the Company was in compliance with all our covenants contained in our existing credit facility.
As of the date of this filing, we have drawn down substantially all of our available credit under the revolving credit facility, bringing our total borrowings under the revolving credit facility to approximately $500,000.
If there is an event of default on our revolving credit facility, the entire balance plus accrued interest may become due and payable or our interest rate could change to the default rate of interest, as defined, which would be significantly higher than the current interest rate. As noted above, we are in discussion with our lenders under the revolving credit facility to obtain covenant relief to avoid events of default.
We use interest rate swaps in the management of our exposure to fluctuations in interest rates on our variable rate credit facility. Our swap agreements with our derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, and repayment of the indebtedness has been accelerated, the Company could also be declared in default on its derivative obligations. Refer to Note 1 of the Consolidated Financial Statements for further discussion of our swap agreements.
Dividends and Share Repurchases
Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule
10b5-1
of the Exchange Act. The share repurchase program may be modified, suspended or discontinued at any time. At February 2, 2020, we had approximately $172,820 remaining of a total $800,000 share repurchase authorization. The existing share repurchase program expires at the end of fiscal 2020. During fiscal 2019, we declared cash dividends of $20,615. Our Board of Directors may authorize capital allocation initiatives, including additional dividends, to return value to shareholders as allowable under our existing credit facility. As a result of the impacts to our business arising from the
COVID-19
pandemic, share purchases and dividend payments have been indefinitely suspended.
Cash Flows Summary
The primary sources of cash flow are from our operating activities and availability under the revolving credit facility.
The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Fiscal Year Ended
	February 2, 2020	February 3, 2019	February 4, 2018
Net cash provided by (used in):
Operating activities	$288,946	$337,616	$264,672
Investing activities	(227,291)	(203,808)	(216,623)
Financing activities	(58,585)	(131,018)	(49,337)

Operating Activities
— Net cash provided by operating activities decreased by $48,670 in fiscal 2019 compared to fiscal 2018. Lower operating margins were offset by increased cash flows from additional non-comparable
store sales, with the decrease in cash provided by operating activities driven by a decrease in working capital. Net cash provided by operating activities increased by approximately $73,000 in fiscal 2018 compared to fiscal 2017. Increased cash flows from operations were driven primarily by increased cash flows from additional non-comparable
store sales as well as an increase in working capital.
Cash flow generated from operations provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations and occupancy costs.
Investing Activities
— Cash used in investing activities primarily reflects capital expenditures.
•	In fiscal 2019, the Company spent approximately $187,000 ($153,000 net of payments from landlords) for new store construction and operating improvement initiatives, $19,000 for game refreshment and $22,000 for maintenance capital.

•	In fiscal 2018, the Company spent approximately $164,500 ($112,500 net of payments from landlords) for new store construction and operating improvement initiatives, $29,000 for game refreshment, and $22,500 for maintenance capital.

•	In fiscal 2017, the Company spent approximately $183,500 ($143,000 net of payments from landlords) for new store construction and operating improvement initiatives, $19,000 for game refreshment, and $17,500 for maintenance capital.

Financing Activities
— Cash used in financing activities primarily reflected:
•	In fiscal 2019, approximately $297,000 of share repurchases and approximately $16,000 of cash dividends paid, partially offset by $254,000 of net proceeds from borrowings of debt.

•	In fiscal 2018, approximately $149,000 of share repurchases and approximately $11,500 of cash dividends paid, partially offset by $27,000 of net proceeds from borrowings.

•	In fiscal 2017, approximately $152,000 of share repurchases, partially offset by net proceeds from borrowings of debt of $102,500.

Contractual Obligations and Commercial Commitments
The following table sets forth the contractual obligations and commercial commitments as of February 2, 2020:

		1 Year			After 5
	Total	or Less	2-3 Years	4-5 Years	Years
Credit Facility (1)	$648,250	$15,000	$633,250	$—	$—
Interest requirements (2)	56,251	22,481	33,770	—	—
Operating leases (3)	2,023,656	125,624	259,664	243,373	1,394,995

Total	$2,728,157	$163,105	$926,684	$243,373	$1,394,995

(1)	The Credit Facility includes a $300,000 term loan facility and $500,000 revolving credit facility. As of February 2, 2020, we had borrowings of $266,250 under the term loan facility and borrowings of $382,000 under the revolving credit facility.

(2)	The cash obligations for interest requirements are based on outstanding debt at February 2, 2020, adjusted for scheduled principal payments on the term loan facility, using the swap rate on $350,000 principal and a floating rate based on one-month
LIBOR at February 2, 2020 for the remainder, plus a 1.50% spread.

(3)	Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably assured to be exercised as of the lease origination date, have been included in the table above. We do not have any remaining options to extend the lease term of one lease which expires in 2023. All our other leases include renewal options that give us the opportunity to extend the lease terms beyond 2023.

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

Accounting for amusement operations
.
Amusement revenues are primarily recognized upon utilization of game play credits on power cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes in our WIN! area. We have deferred a portion of amusement revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. We estimate the amount of deferred revenue based upon credits and tickets remaining on Power Cards, historic game play credit and ticket utilization patterns and estimates of the standalone selling prices of game play credits and the customer material right. The standalone selling price of the customer material right is estimated using an equivalent chip cost plus margin approach. For purposes of recognizing revenue, the total amount collected from each customer is then allocated between the two performance obligations based on the relative standalone selling price of each obligation.
Recent accounting pronouncements.
Refer to Note 1 of Consolidated Financial Statements for information regarding new accounting pronouncements.
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
one-month
LIBOR, plus an applicable margin.
Effective February 28, 2019, the Company entered into interest rate swap agreements with a notional amount of $350,000 to manage our exposure to interest rate movements on our variable rate credit facility. The agreements convert the floating interest rate to a fixed interest rate of 2.47% plus a spread from the effective date through the term of our existing credit facility.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Also, the cost of new store construction is subject to inflationary increases in the costs of labor and material.
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 2, 2020. Based upon that evaluation, our CEO and CFO concluded that, as of February 2, 2020, such disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule
13a-15(f)
under the Exchange Act. Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2020 based on the framework in
Internal Control — Integrated Framework (2013)
, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included reviewing the documentation of controls, evaluating the design effectiveness of controls, testing of the operating effectiveness of controls and concluding on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of February 2, 2020.
Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of February 2, 2020, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

3.1
Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on June 12, 2017 (No. 001-35664))

3.2
Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on June 12, 2017 (No. 001-35664))

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on March 19, 2020 (No. 001-35664))

4.1
Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

4.2
Rights Agreement, dated as of March 18, 2020, between Registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on March 19, 2020 (No. 001-35664))

10.1
Form of Employee Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and the various executive officers of Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.2
Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-4 Registration Statement filed by Dave & Buster’s, Inc. on August 11, 2010 (No. 333-168759))

10.3
Amendment No. 1 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s, Inc. on June 15, 2011) (No. 001-15007)

10.4
Amendment No. 2 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by Dave & Buster’s, Inc. on April 16, 2013) (No. 001-15007)

10.5
Dave & Buster’s Entertainment, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on October 9, 2014 (No. 333-199239))

10.6
Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.7
Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.8 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.8
Form of Restricted Stock Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.9 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.9
Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.10 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.10
Dave & Buster’s Select Executive Retirement Plan as amended and restated by Dave & Buster’s I, L.P., effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 8, 2014 (No. 333-198641))

10.11
Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.12 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

Exhibit Number	Description

10.12
Credit Agreement, dated as of August 17, 2017 by and among Dave & Buster’s Holdings, Inc., Dave & Buster’s Inc. (“the Borrower”) the direct and indirect Subsidiaries of the Borrower from time to time party thereto, as guarantors, the several financial institutions from time to time party thereto, as lenders, Bank of America, N.A., as administrative agent, and Wells Fargo, National Association, as syndication agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.13
Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.14
Form of Restricted Stock Unit Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.15
Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.16
Form of Restricted Stock Unit Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware Corporation

Date: April 3, 2020	By:	/s/ Scott J. Bowman
Scott J. Bowman
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
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on April 3, 2020.

Signature		Title

By:	/s/ Brian A. Jenkins	Chief Executive Officer and Director
	Brian A. Jenkins	(Principal Executive Officer)

By:	/s/ Scott J. Bowman	Chief Financial Officer
	Scott J. Bowman	(Principal Financial and Accounting Officer)

By:	/s/ Stephen M. King	Chairman of the Board
Stephen M. King

By:	/s/ Victor L. Crawford	Director
Victor L. Crawford

By:	/s/ Hamish A. Dodds	Director
Hamish A. Dodds

By:	/s/ Michael J. Griffith	Director
Michael J. Griffith

By:	/s/ Jonathan S. Halkyard	Director
Jonathan S. Halkyard

By:	/s/ Patricia H. Mueller	Director
Patricia H. Mueller

By:	/s/ Kevin M. Sheehan	Director
Kevin M. Sheehan

By:	/s/ Jennifer Storms	Director
Jennifer Storms

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dave & Buster’s Entertainment, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dave & Buster’s Entertainment, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2020, and February 3, 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended February 2, 2020, February 3, 2019, and February 4, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated April 3, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
April 3, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dave & Buster’s Entertainment, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dave & Buster’s Entertainment, Inc. and subsidiaries (the Company) as of February 2, 2020 and February 3, 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended February 2, 2020, February 3, 2019, February 4, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2020 and February 3, 2019, and the results of its operations and its cash flows for each of the fiscal years ended February 2, 2020, February 3, 2019, and February 4, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 3, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has closed all of its stores as a result of the COVID-19 pandemic which has caused a material adverse effect on the Company’s revenues, results of operations, and cash flows, including the Company’s ability to meet its obligations when due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leasing transactions as of February 4, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the estimated rate of future use assumption used to determine deferred amusement revenue
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company defers a portion of amusement revenues for the estimated unfulfilled performance obligations related to unused game play credits which they believe their customers will utilize in the future. The Company recorded deferred amusement revenue of $75.1 million as of February 2, 2020, which is included in accrued liabilities on the consolidated balance sheet and disclosed as deferred amusement revenue. The deferral is based on an estimated rate of future use by customers. The Company applies judgment to determine the estimated rate of future use by customers using information about game play credits outstanding and historical customer utilization patterns.
We identified the evaluation of the estimated rate of future use assumption used to determine deferred amusement revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the effect of historical customer usage patterns on the estimated rate of future use assumption.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s deferred amusement revenue process, including controls related to the development of the estimated rate of future use assumption. We evaluated historical periods’ game play credit activity for indication of significant changes in customer behavior and to determine whether changes in the historical activity were consistent with changes in the Company’s business that impact the estimated rate of future usage assumption. We compared trends of customers’ historical use patterns to the Company’s estimated rate of future use assumption. We assessed the outstanding game play credit data utilized by the Company to derive the estimated rate of future use assumption by comparing it to relevant underlying documentation.
Evaluation of the estimated redemption rate used to determine deferred amusement revenue related to tickets
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company defers a portion of amusement revenue for the estimated unfulfilled performance obligations related to unredeemed tickets which they believe their customers will utilize in the future. The Company recorded deferred amusement revenue of $75.1 million as of February 2, 2020, which is included in accrued liabilities on the consolidated balance sheet and disclosed as deferred amusement revenue. The deferral is based on an estimated redemption rate of outstanding tickets that will be redeemed in subsequent periods. The Company applies judgment to determine the redemption rate assumption using information about tickets outstanding and customers’ historic redemption patterns.
We identified the evaluation of the estimated redemption rate used to determine deferred amusement revenue related to tickets as a critical audit matter. Subjective auditor judgment was required to evaluate the effect of historical customer redemption patterns on the estimated rate of future use assumption.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s deferred amusement revenue process, including controls related to the development of the redemption rate assumption. We evaluated previous periods’ ticket redemption activity for indication of significant changes in customer behavior and to determine whether changes in the historical activity were consistent with changes in the Company’s business that impact the estimated redemption rate. We compared trends of customers’ historical redemption patterns to the Company’s estimated redemption rate. We assessed the outstanding ticket data utilized by the Company to derive the redemption rate assumption by comparing it to relevant underlying documentation.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Dallas, Texas
April 3, 2020

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	February 2, 2020	February 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$24,655	$21,585
Inventories	34,477	27,315
Prepaid expenses	14,269	20,713
Income taxes receivable	2,331	1,880
Other current assets	3,245	19,600

Total current assets	78,977	91,093
Property and equipment (net of $686,824 and $578,178 accumulated depreciation as of February 2, 2020 and February 3, 2019, respectively)	900,637	805,337
Operating l ease right of use assets , net	1,011,568	—
Deferred tax assets	7,639	6,736
Tradenames	79,000	79,000
Goodwill	272,636	272,625
Other assets and deferred charges	19,682	18,396

Total assets	$2,370,139	$1,273,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,000	$15,000
Accounts payable	65,359	60,427
Accrued liabilities	207,452	157,164
Income taxes payable	3,054	11,799

Total current liabilities	290,865	244,390
Deferred income taxes	19,102	14,634
Deferred occupancy costs	—	223,678
Operating lease liabilities	1,222,054	—
Other liabilities	35,779	24,179
Long-term debt, net	632,689	378,469
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 43,386,852 shares at February 2, 2020 and 43,177,476 shares at February 3, 2019; outstanding: 30,603,340 shares at February 2, 2020 and 37,522,085 shares at February 3, 2019	434	432
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	339,161	331,255
Treasury stock, 12,783,512 and 5,655,391 shares as of February 2, 2020 and February 3, 2019, respectively	(595,041)	(297,129)
Accumulated other comprehensive loss	(8,369)	(683)
Retained earnings	433,465	353,962

Total stockholders’ equity	169,650	387,837

Total liabilities and stockholders’ equity	$2,370,139	$1,273,187

See accompanying notes to consolidated financial statements.
F-
3

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Fiscal Year Ended February 2, 2020	Fiscal Year Ended February 3, 2019	Fiscal Year Ended Fe bruary 4, 2018
Food and beverage revenues	$563,576	$536,469	$494,816
Amusement and other revenues	791,115	728,832	644,975

Total revenues	1,354,691	1,265,301	1,139,791
Cost of food and beverage	148,196	139,199	127,600
Cost of amusement and other	85,115	81,064	69,072

Total cost of products	233,311	220,263	196,672
Operating payroll and benefits	322,970	296,924	256,724
Other store operating expenses	429,431	384,155	334,546
General and administrative expenses	69,469	61,521	59,565
Depreciation and amortization expense	132,460	118,275	102,766
Pre-opening costs	18,971	23,163	23,746

Total operating costs	1,206,612	1,104,301	974,019

Operating income	148,079	161,000	165,772
Interest expense, net	20,937	13,113	8,665
Loss on debt retirement	—	—	718

Income before provision for income taxes	127,142	147,887	156,389
Provision for income taxes	26,879	30,666	35,440

Net income	100,263	117,221	120,949

Unrealized foreign currency translation gain (loss)	(65)	(434)	474
Unrealized loss of derivatives, net of tax	(7,621)	—	—

Total other comprehensive income ( loss )	(7,686)	(434)	474

Total comprehensive income	$92,577	$116,787	$121,423

Net i ncome per share:
Basic	$3.00	$3.00	$2.93
Diluted	$2.94	$2.93	$2.84
Weighted average shares used in per share calculations:
Basic	33,450,217	39,047,106	41,276,314
Diluted	34,099,378	39,975,122	42,583,009

See accompanying notes to consolidated financial statements.
F-
4

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 29, 2017	42,469,570	$425	$310,230	264,983	$(14,817)	$(723)	$144,337	$439,452

Net income	—	—	—	—	—	—	120,949	120,949
Unrealized foreign currency translation gain	—	—	—	—	—	474	—	474
Share-based compensation	—	—	8,916	—	—	—	—	8,916
Cumulative effect of a change in accounting principle	—			—	—	—	782	782
Issuance of common stock	191,236	2	1,342	—	—	—	—	1,344
Repurchase of common stock	—	—	—	2,636,616	(151,913)	—	—	(151,913)
Issuance of treasury stock	—	—		(342,878)	19,399	—	(17,757)	1,642

Balance February 4, 2018	42,660,806	427	320,488	2,558,721	(147,331)	(249)	248,311	421,646

Net income	—	—	—	—	—	—	117,221	117,221
Unrealized foreign currency translation loss	—	—	—	—	—	(434)	—	(434)
Dividends declared ($0.30 per share)	—	—	—	—	—	—	(11,570)	(11,570)
Share-based compensation	—	—	7,422	—	—	—	—	7,422
Issuance of common stock	516,670	5	3,345	—	—	—	—	3,350
Repurchase of common stock	—	—	—	3,096,670	(149,798)	—	—	(149,798)

Balance February 3, 2019	43,177,476	432	331,255	5,655,391	(297,129)	(683)	353,962	387,837

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(145)	(145)
Net income	—	—	—	—	—	—	100,263	100,263
Unrealized foreign currency translation loss	—	—	—	—	—	(65)	—	(65)
Unrealized loss of derivatives, net of tax	—	—	—	—	—	(7,621)	—	(7,621)
Dividends declared ($0.62 per share)	—	—	—	—	—	—	(20,615)	(20,615)
Share-based compensation	—	—	6,857	—	—	—	—	6,857
Issuance of common stock	209,376	2	1,049	—	—	—	—	1,051
Repurchase of common stock	—	—	—	7,128,121	(297,912)	—	—	(297,912)

Balance February 2, 2020	43,386,852	$434	$339,161	12,783,512	$(595,041)	$(8,369)	$433,465	$169,650

See accompanying notes to consolidated financial statements.
F-
5

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended February 2, 2020	Fiscal Year Ended February 3, 2019	Fiscal Year Ended February 4, 2018
Cash flows from operating activities:
Net income	$100,263	$117,221	$120,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	132,460	118,275	102,766
Deferred taxes	6,473	5,474	(8,845)
Loss on debt refinancing	—	—	718
Loss on disposal of fixed assets	1,813	1,121	1,863
Share-based compensation	6,857	7,422	8,916
Other, net	1,070	1,049	881
Changes in assets and liabilities:
Inventories	(7,162)	245	(5,700)
Prepaid expenses	(2,162)	(1,661)	(3,224)
Income tax receivable	(451)	2,987	1,034
Other current assets	5,320	4,705	(13,361)
Other assets and deferred charges	(1,017)	(2,523)	(224)
Accounts payable	2,026	11,122	(4,071)
Accrued liabilities	47,896	21,329	22,394
Income taxes payable	(8,745)	8,762	345
Deferred occupancy costs	—	38,958	37,702
Other liabilities	4,305	3,130	2,529

Net cash provided by operating activities	288,946	337,616	264,672

Cash flows from investing activities:
Capital expenditures	(228,091)	(216,286)	(219,901)
Proceeds from sale-leaseback transactions	—	11,571	—
Proceeds from insurance	—	541	—
Proceeds from sales of property and equipment	800	366	78
Collections on notes receivable	—	—	3,200

Net cash used in investing activities	(227,291)	(203,808)	(216,623)

Cash flows from financing activities:
Proceeds from debt	406,000	265,000	509,000
Payments of debt	(152,000)	(238,000)	(406,500)
Debt issuance costs	—	—	(2,910)
Repurchase of common stock	(297,317)	(149,125)	(151,913)
Repurchases of common stock to satisfy employee withholding tax obligations	(595)	(673)	—
Dividends paid	(15,724)	(11,570)	—
Proceeds from the exercise of stock options	1,051	3,350	1,344
Proceeds from issuance of treasury stock	—	—	1,642

Net cash used in financing activities	(58,585)	(131,018)	(49,337)

Increase (decrease) in cash and cash equivalents	3,070	2,790	(1,288)
Beginning cash and cash equivalents	21,585	18,795	20,083

Ending cash and cash equivalents	$24,655	$21,585	$18,795

Supplemental disclosures of cash flow information:
Increase (decrease) in fixed asset accounts payable	$2,906	$(5,321)	$3,420
Cash paid for income taxes, net	$27,245	$13,464	$43,072
Cash paid for interest, net	$20,115	$12,247	$7,853
Dividend s declared, not paid	$4,891	$—	$—

See accompanying notes to consolidated financial statements.
F-
6

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1: Description of the Business and Summary of Significant Accounting Policies
Description of the business
— Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. As of February 2, 2020, we owned and operated 136 stores located in 39 states, Puerto Rico and one Canadian province.
We own and operate two stores outside of the United States, in the Canadian province of Ontario. These stores generated revenues of approximately $18,649, $18,848 and $20,075 in fiscal 2019, 2018 and 2017, respectively. As of February 2, 2020, less than 2.0% of our long-lived assets were located outside of the United States.
Going Concern
— During the period from March 14, 2020 to March 20, 2020, the Company closed 100% of its 137 operating stores (including one new store that opened in fiscal 2020) in compliance with guidance and orders issued by federal, state and local governments to combat the spread of the COVID-19 pandemic. These developments have caused a material adverse impact on the Company’s revenues, results of operations and cash flows, including the Company’s ability to meet its obligations whe
n
due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. The extent of impact of these conditions will be based in part on the duration of the store closures and the timing and extent of customers re-engaging with the brand. The Company is unable to determine whether, when or the manner in which the conditions surrounding the COVID-19 pandemic will change, including when any restrictions or closure requirements will be lifted, when it will be able to reopen its stores, whether it will be able to successfully staff stores, and the degree to which it will be able to reengage customers.
The Company has taken several immediate steps to reduce operating costs and to conserve cash.
The Company furloughed nearly all of its workforce except a small team of essential personnel and reduced pay and benefits for the remaining employees. On March 18, 2020, the Company borrowed substantially all of the remaining availability under its revolving credit facility, and the Company continues to actively manage its daily cash flows. Additionally, the Company is undertaking conversations with landlords and other vendors to discuss relief from cash payments during this period, which may not be successful.
The Company was in compliance with the debt covenant reporting and compliance obligations under its existing credit facility as of February 2, 2020, the end of its fiscal year 2019. However, given the current circumstances around the COVID-19 pandemic, the Company does not expect to be in compliance with its debt covenants in the first quarter of fiscal year 2020 absent relief that has been requested from its lenders. If the Company were unable to meet its financial covenants or some other event of default arises, the Company’s lenders could instruct the administrative agent under the existing credit facility to exercise remedies including declaring the principal of and accrued interest on all outstanding indebtedness due and payable, terminating all remaining commitments and obligations under the revolving credit facility and requiring the posting of cash collateral in respect of 103% of the outstanding letters of credit under the revolving credit facility. Additionally, the full amount due under the interest rate swap agreement would become due. Although the lenders under the existing credit facility may waive the defaults or forebear the exercise of remedies, they are not obligated to do so. Failure to obtain such a waiver would have a material adverse effect on the liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.
The Company could experience other potential impacts as a result of the COVID-19 pandemic, including, but not limited to, charges from potential adjustments to the carrying amount of goodwill, indefinite-lived intangibles and long-lived asset impairment charges. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely though not exclusively on the duration of the disruption to its business.
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments relating to any of the foregoing uncertainties.
Principles of consolidation
— The accompanying consolidated financial statements include the accounts of D&B Entertainment and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year

— The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Fiscal 2019, which ended on February 2, 2020, contained 52 weeks. Fiscal 2018, which ended on February 3, 2019, contained 52 weeks. Fiscal 2017, which ended on February 4, 2018, contained 53 weeks. Each quarterly period has 13 weeks, except in a

53-week

year when the fourth quarter has 14 weeks.
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
Cash and cash equivalents

— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. Book overdrafts of $14,026 and $12,782 are presented in “Accounts payable” in the Consolidated Balance Sheets as of February 2, 2020 and February 3, 2019, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows. As of February 2, 2020, the Company had no restricted cash.
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
Cloud-Based Computing Arrangements
— The Company defers application development stage costs for cloud-based computing arrangements and amortizes over the related service (subscription) agreement.

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
Annually or more frequently if an event occurs or circumstances change that would indicate that the carrying values of these assets may not be recoverable, we evaluate long-lived assets related to each store to be held and used in business, including property and equipment and right-of-use
(“ROU”) assets. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans. If the carrying amount is not recoverable, we record an impairment charge, if any, for the excess of the carrying amount over the fair value, which is estimated based on discounted projected future operating cash flows of the store over the remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk. No impairment charges were recognized in fiscal 2019, 2018 or 2017.

Goodwill and tradenames

— The carrying amount of goodwill is impacted by foreign currency translation adjustments. The foreign currency translation adjustment increased goodwill by $11 and $59 during fiscal 2019 and fiscal 2018, respectively. Goodwill and tradenames which have an indefinite useful life, are not subject to amortization, and are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. Goodwill and tradenames are evaluated at year end at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit.
When evaluating goodwill and tradenames for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that its reporting unit or tradenames are impaired. For fiscal year 2019, 2018 and 2017, there was no impairment to our goodwill or tradenames.
Other assets and deferred charges, net
— Other assets and deferred charges, net consist primarily of intangible assets related to transferable liquor licenses and intellectual property licenses associated with some of our proprietary amusement offerings, and assets related to various deposits, the employee deferred compensation plan, and unamortized debt issuance costs on the revolving portion of our credit facility.
The balance of transferable liquor licenses was $5,025 and $3,837 at the end of fiscal 2019 and fiscal 2018, respectively. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and are tested for impairment annually by comparing the estimated fair value of each asset with their carrying amount. The unamortized balance of our intellectual license costs was $2,422 and $2,029 at the end of fiscal 2019 and fiscal 2018, respectively. Intellectual licenses are amortized over the respective term of the license agreements, with a weighted average term remaining of five years at the end of fiscal 2019. Amortization of intellectual licenses of $507 and $259 in fiscal 2019 and fiscal 2018, respectively, is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income. Amortization expense in fiscal 2019, 2018 and 2017 includes $61, $188 and $588, respectively, of amortization associated with our customer relationships and trademarks, which were fully amortized as of the end of fiscal 2019 and fiscal 2017, respectively.
The Company capitalizes certain costs incurred in connection with borrowings or establishment of credit facilities, and these costs are amortized as interest expense over the life of the borrowing or life of the related debt facility. Debt issuance costs on the revolving portion of our credit facility were
$1,454 and $2,026 at the end of fiscal 2019 and fiscal 2018, respectively. Debt issuance costs on the term loan portion of our credit facility are reported as a direct reduction from the carrying amount of our debt.
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
The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and other current liabilities approximate fair value because of their short-term nature. We believe that the carrying amount of our credit facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions. The fair value of the Company’s credit facility was determined to be a Level Two instrument as defined by GAAP. The fair value of the Company’s interest rate swap is determined based upon Level Two inputs which includes valuation models as reported by our counterparties and third-party valuation specialists. These valuation models are based on the present value of expected cash flows using forward rate curves.
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

Credit risk related to the failure of our counterparties to perform under the terms of the swap agreements is minimized by entering into transactions with carefully selected, credit-worthy parties and the fact that the swap contracts are distributed among several financial institutions to reduce the concentration of credit risk. Our swap agreements with our derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, and repayment of the indebtedness has been accelerated, the Company could also be declared in default on its derivative obligations.
F-
9

The following derivative instruments were outstanding as of the end of the period:

		Fair Value
	Balance Sheet Location	February 2, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$(3,518)
Interest rate swaps	Other liabilities	(6,967)

Total derivatives		$(10,485)

The following table summarizes the activity in accumulated other comprehensive loss related to our interest rate swap derivative instruments:

February 2, 2020
Loss recognized in accumulated other comprehensive loss	$(10,485)
Loss reclassified from accumulated other comprehensive loss into net earnings (1)	$969
Income tax benefit of interest rate swaps in accumulated other comprehensive loss	$2,864

(1)	Amounts reclassified into net earnings are included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income.

Revenue recognition
— Food and beverage revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Amusement revenues are primarily recognized upon utilization of game play credits on power cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes in our WIN! area. We have deferred a portion of amusement revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. We estimate the amount of deferred revenue based upon credits and tickets remaining on Power Cards, historic game play credit and ticket utilization patterns and estimates of the standalone selling prices of game play credits and the customer material right. The standalone selling price of the customer material right is estimated using an equivalent chip cost plus margin approach.
Total deferred amusement revenue is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the fiscal year ended February 2, 2020, we recognized revenue of approximately $31,000 related to the amount in deferred amusement revenue as of the end of fiscal 2018.
We sell gift cards, which do not have expiration dates, and we do not deduct non-usage
fees from outstanding gift card balances. The Company recognizes revenue from gift cards upon redemption by the customer. For unredeemed gift cards that the Company expects to be entitled to breakage and for which there is not a legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. Recognized gift card breakage revenue is included in “Amusements and other revenues” in the Consolidated Statements of Comprehensive Income. The contract liability related to our gift cards is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the fiscal year ended February 2, 2020, we recognized revenue of approximately $4,700 related to the amount in deferred gift card revenue as of the end of fiscal 2018, of which approximately $780 was gift card breakage revenue.
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
Advertising costs
— Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. Advertising costs expensed were $44,834, $40,767 and $37,876 in fiscal 2019, 2018 and 2017, respectively. Advertising costs are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.

Leases
— Our material operating leases consist of facility leases at our stores and our corporate office and warehouse. Operating leases also includes certain equipment leases that have a term in excess of one year. At contract inception, we determine whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. We recognize a lease liability representing the present value of lease payments not yet paid and a corresponding ROU asset as of the lease commencement date. Operating lease ROU assets are initially and subsequently measured throughout the lease term at the carrying amount of the lease liability adjusted for lease incentives, initial direct costs, prepayments or accrued lease payments and impairment of ROU assets, if any. We assess lease classification at commencement and reassess lease classification subsequent to commencement upon a change to the expected lease term or modification of the contract. Generally, the Company’s lease contracts do not provide a readily determinable implicit rate, and therefore, the Company uses an estimated incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a hypothetical credit rating.
Our leases typically have initial terms ranging from ten to twenty years and most include options to extend the leases for one or more
5-year
periods. Generally, the lease term includes the noncancelable period of the lease inclusive of reasonably certain renewal periods up to a term of twenty years. The Company’s lease agreements generally contain rent holidays and/or escalating rent clauses. Lease cost is recognized on a straight-line basis over the lease term. The Company is generally obligated for the cost of property taxes, insurance and maintenance of the leased assets, which are often variable lease payments. Our leases typically provide for a fixed base rent plus contingent rent to be determined as a percentage of sales greater than certain specified target amounts. Contingent rental payments, when considered probable, are recognized as variable lease expenses. The Company accounts for the lease components and non-lease
components, primarily fixed maintenance, for all leases, as a single lease component for new and modified leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Tenant incentives used to fund leasehold improvements are recognized when earned and reduce our ROU asset related to the lease. Tenant incentives are amortized through the ROU asset as reductions of expense over the lease term. The balance of leasehold improvement incentive receivables was $6,339 and $10,742 at February 2, 2020 and February 3, 2019, respectively, and is reflected as a reduction of the current portion of operating lease liabilities as of the end of fiscal 2019. As of the end of fiscal 2018, the balance was included in “Other current assets” in the Consolidated Balance Sheets. We consider the concentration of credit risk for tenant improvement allowance receivables from landlords to be minimal due the payment histories and general financial condition of our landlords.
Operating leases are included within the “Operating lease right of use assets”, “Accrued liabilities” and “Operating lease liabilities” in the Consolidated Balance Sheets. Operating lease payments are classified as cash flows from operating activities with ROU asset amortization and the change in the lease liability combined within “Other liabilities” in the reconciliation of net income to cash flows provided by operating activities in the Consolidated Statement
s
 of Cash Flows.
Self-insurance programs
— The Company utilizes a self-insurance plan for health, general liability and workers’ compensation coverage. To limit our exposure to losses, we maintain stop-loss coverage through third-party insurers. Losses are accrued based on the Company’s historical claims experience and case losses, assisted by independent third-party actuaries. The estimated cost to settle reported claims and incurred but unreported claims is included in “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets.
Pre-opening costs
—
Pre-opening
costs include costs associated with the opening and organizing of new stores, including the cost of feasibility studies, pre-opening
rent, training, relocation, recruiting and travel costs for employees engaged in such pre-opening
activities. All
pre-opening
costs are expensed as incurred.
Income taxes
— Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying value of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income in the years in which we expect the temporary differences to reverse. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that it is more likely than not that some portion of the tax benefit will not be realized.
The calculation of tax liabilities involves judgment and evaluation of uncertainties in the interpretation of federal and state tax regulations. We evaluate our exposures associated with our various tax filing positions and recognize a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by the taxing authorities based on the technical merits of the position. For uncertain tax positions that do not meet this threshold, we have established accruals for taxes that may become payable in future years as a result of audits by tax authorities. Tax accruals are adjusted as events occur that affect the potential liability for taxes such as the expiration of statutes of limitations, conclusion of tax audits, identification of additional exposure based on current calculations, identification of new issues, or the issuance of statutory or administrative guidance or rendering of a court decision affecting a certain issue.

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
Recently adopted accounting guidance
— On February 4, 2019, we adopted Accounting Standards Update (“ASU”)
2016-02,
Leases (Topic 842)
. This new guidance requires the recognition of lease liabilities, representing future minimum lease payments on a discounted basis, and corresponding ROU assets on the balance sheet for most leases. We adopted this standard using a modified retrospective approach, and we elected the transition method that allows us to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative period information has not been restated.
Upon adoption of the new lease accounting standard, we applied the package of practical expedients, which eliminated the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. We also elected a short-term lease exception policy and an accounting policy to not separate non-lease
components from lease components for our facility leases.
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
Recent accounting pronouncements
— In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU
2016-13
, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,
which requires measurement and recognition of expected versus incurred losses for financial assets held. The guidance primarily relates to our credit card and tenant incentive receivables and is effective in fiscal years beginning after December 15, 2019. The Company does not expect the adoption will have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU
2017-04
, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,
which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. The Company does not expect the adoption will have a material impact on our consolidated financial statements when we perform future annual impairment tests.
In August 2018, the FASB issued ASU
2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
, which eliminates, modifies and adds disclosure requirements for fair value measurements. The update is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company does not anticipate the updated guidance will have a material impact on its consolidated financial statements.
Note 2: Inventories
Inventories consist of the following for the fiscal years ended:

	February 2, 2020	February 3, 2019
Operating store - food and beverage	$7,950	$7,617
Operating store - amusement	9,585	9,258
Corporate - amusement, supplies and other	16,942	10,440

	$34,477	$27,315

Amusement inventory includes electronics, plush toys and small novelty and other items used as redemption prizes for certain midway games, as well as supplies needed for midway operations.

Note 3: Property and Equipment
Property and equipment consist of the following for the fiscal years ended:

	February 2, 2020	February 3, 2019
Land	$9,021	$2,444
Buildings and building improvements	23,484	17,153
Leasehold improvements	793,698	698,328
Furniture, fixtures and equipment	412,716	338,605
Games	286,195	251,819
Construction in progress	62,347	75,166

Total cost	1,587,461	1,383,515
Accumulated depreciation	(686,824)	(578,178)

Property and equipment, net	$900,637	$805,337

Depreciation expense totaled $132,399 for fiscal 2019, $118,087 for fiscal 2018, and $102,178 for fiscal 2017.

During fiscal 2019, we purchased land in Gloucester, New Jersey and Gainseville, Florida in the amounts of $3,766 and $2,811, respectively. During fiscal 2018, we purchased land in Wichita, Kansas in the amount of

$
2,444
. Additionally, during fiscal 2018, we completed a sale-leaseback transaction under which we sold the land and buildings of one of our stores to an unrelated party, we recorded net proceeds from the sale of $
11,571
and a loss of $
13
on the transaction. The lease entered into as a result of the sale-leaseback transaction was classified as an operating lease.
Note 4: Accrued Liabilities
Accrued liabilities consist of the following as of the fiscal years ended:

	February 2, 2020	February 3, 2019
Deferred amusement revenue	$75,113	$64,143
Current portion of operating lease liabilities, net (1)	45,611	—
Current portion of deferred occupancy costs	—	15,737
Compensation and benefits	23,421	24,280
Deferred gift card revenue	11,253	9,450
Property taxes	7,226	7,278
Current portion of long-term insurance	6,500	5,900
Dividend payable	4,891	—
Utilities	4,442	4,032
Customer deposits	4,324	3,731
Sales and use taxes	4,000	5,226
Current portion of derivatives	3,518	—
Inventory liabilities	2,179	2,876
Variable rent liabilities	1,331	2,245
Other (Note 10)	13,643	12,266

Total accrued liabilities	$207,452	$157,164

(1)	The balance of leasehold incentive receivables of $6,339 at February 2, 2020, is reflected as a reduction of the current portion of operating lease liabilities.

Note 5: Debt
Long-term debt consists of the following as of the fiscal years ended:

	February 2, 2020	February 3, 2019
Credit Facility - term	$266,250	$281,250
Credit Facility - revolver	382,000	113,000

Total debt outstanding	648,250	394,250
Less current installments - term	(15,000)	(15,000)
Less debt issuance costs - term	(561)	(781)

Long-term debt, net	$632,689	$378,469

On August 17, 2017, we entered
into
a senior secured credit facility that provides a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. The $500,000 revolving credit facility includes a $35,000 letter of credit sub-facility
and a $15,000 swing loan
sub-facility.
The revolving credit facility is available to provide financing for general purposes. Principal payments on the term loan facility of $3,750 per quarter are required beginning December 31, 2017 through maturity, when the remaining balance is due. Our current credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of February 2, 2020, we had letters of credit outstanding of $8,147 and $109,853 of borrowing available under our credit facility.
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
The interest rates per annum applicable to loans, other than swing loans, under our existing credit facility are currently set based on a defined LIBOR rate plus an applicable margin. Swing loans bear interest at a base rate plus an applicable margin. The loans bear interest subject to a pricing grid based on a total leverage ratio, at LIBOR plus a spread ranging from 1.25% to 2.00% for the term loans and the revolving loans. The interest rate at February 2, 2020 was based on one-month
LIBOR plus 1.50%. As of February 2, 2020,
and February 3, 2019
,
the Company’s weighted average interest rate on outstanding borrowings was

3.98% and 3.84%, respectively, including the impact of the interest rate swap agreements during fiscal 2019.
Our credit facility contains restrictive covenants that, among other things, place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our credit facility requires us to maintain certain financial ratio covenants. As of February 2, 2020, the Company was in compliance with the restrictive and financial ratio covenants of our credit facility.
Future debt obligations
— Below is our future debt principal payment obligations as of February 2, 2020 by fiscal year:

2020	$15,000
2021	15,000
2022	618,250

Total future payments	$648,250

Interest expense, net
— The following tables set forth our recorded interest expense, net for the fiscal years ended:

	February 2, 2020	February 3, 2019	February 4, 2018
Interest expense on credit facilities	$21,246	$13,408	$8,697
Amortization of issuance cost	792	792	739
Interest income	(119)	(136)	(224)
Capitalized interest	(982)	(1,009)	(786)
Change in fair value of interest rate cap	—	58	239

Total interest expense, net	$20,937	$13,113	$8,665

Note 6: Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act made significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, creating a territorial tax system, allowing for immediate expensing of certain qualified property, modifying or repealing many business deductions and credits, implementing a deemed repatriation transition tax, and providing other incentives.

The following table sets forth our income tax provision for the fiscal years ended
:

	February 2, 2020	February 3 , 201 9	February 4, 2018
Current provision:
Federal	$11,744	$13,456	$35,195
State and local	8,562	10,730	9,112
Foreign	100	1,006	(22)

Total current provision	20,406	25,192	44,285

Deferred provision (benefit):
Federal	7,109	5,029	(5,697)
State and local	(365)	(228)	(2,885)
Foreign	(271)	673	(263)

Total deferred provision (benefit)	6,473	5,474	(8,845)

Provision for income taxes	$26,879	$30,666	$35,440

The following table reconciles the federal statutory rate to the effective income tax rate for the fiscal years ended:

	February 2, 2020	February 3, 2019	February 4, 2018
Federal corporate statutory rate	21.0%	21.0%	33.7%
State and local income taxes, net of federal benefit	5.4%	5.3%	3.8%
Permanent differences	1.5%	1.2%	1.4%
Tax credits	(6.4)%	(5.0)%	(4.0)%
Share-based compensation	(0.9)%	(3.4)%	(7.3)%
Impacts related to the Tax Act	—%	—%	(5.1)%
Other	0.5%	1.6%	0.2%

Effective tax rate	21.1%	20.7%	22.7%

Components of the deferred income tax asset (liability) consist of the following as of the fiscal years ended:

	February 2, 2020	February 3, 2019
Deferred tax assets:
Deferred revenu e	$21,961	$18,503
Operating lease liability	355,566	16,678
Accrued liabilities	3,744	5,510
Workers compensation and general liability insurance	4,397	4,103
Share-based compensation	6,740	5,991
Hedging transactions	2,864	—
Net operating loss carryovers	2,817	3,177
Indirect benefit of unrecognized tax benefits	525	574
Other	3,209	2,431
Total	401,823	56,967
Valuation allowance	(2,620)	(1,341)
Total deferred tax assets, net of valuation allowance	399,203	55,626
Deferred tax liabilities:
Trademark/tradename	(21,583)	(21,498)
Property and equipment	(108,685)	(40,171)
Operating lease right of use asset	(279,812)	—
Other	(586)	(1,855)
Total deferred tax liabilities	(410,666)	(63,524)
Net deferred income tax liability	$(11,463)	$(7,898)
Reported as:
Deferred tax assets, net - noncurrent	7,639	6,736
Deferred tax liabilities, net - noncurrent	(19,102)	(14,634)
Net deferred income tax liability	$(11,463)	$(7,898)

As of February 2, 2020, we ha
d
 $56,632 of state net operating loss carryforwards,
which will begin to expire in 2020, foreign operating loss carryforward
s
of $618, which will begin to expire in 2029, and foreign tax credit carryovers of $779, which will begin to expire in 2028.
The increase of $1,279 in the valuation allowance relates primarily to an establishment of an allowance for foreign tax credits and to an increase in the valuation allowance related to executive compensation payments made pursuant to contracts in effect after November 2, 2017 as a result of the Tax Act.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows, for the fiscal years ended:

	February 2, 2020	February 3, 2019	February 4, 2018
Balance at beginning of year	$2,333	$1,568	$1,348
Additions for tax positions of prior years	463	435	—
Reductions for tax positions of prior years	(44)	(30)	(31)
Additions for tax positions of current year	450	437	290
Settlements with taxing authorities	(390)	—	—

Lapse of statute of limitations	(732)	(77)	(39)
Balance at end of year	$2,080	$2,333	$1,568

The February 2, 2020 balance of unrecognized tax benefits includes $1,945, that if recognized, would
affect
our
effective tax rate. As of February 2, 2020, and February 3, 2019, we had accrued interest and penalties of

$

and $

, respectively. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Comprehensive Income.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of certain tax matters, including payments on those tax matters or due to lapse of the statute of limitations. These resolutions and payments could reduce our unrecognized tax benefits by up to approximately $250.

We file consolidated income tax returns with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2014.
The Company recorded excess tax benefits of $1,201, $4,998 and $11,491 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, to the provision for income taxes in the Consolidated Statements of Comprehensive Income.
Note 7: Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows for the fiscal year ended:

February 2, 2020
Operating lease cost	$124,065
Variable lease cost	30,009
Short-term lease cost (1)	435

Total lease cost	$154,509

(1)
We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Leases with an initial term of 12 months or less, that do not include a purchase option that we are reasonably certain to exercise, are not recorded on the Consolidated Balance Sheet.

Operating lease cost, variable lease cost and short-term lease cost related primarily to our facilities is included in “Other store operating expenses” for our operating stores,
“Pre-opening
costs” for our stores not yet operating, or “General and administrative expenses” for our corporate office and warehouse, in the Consolidated Statements of Comprehensive Income.

Supplemental disclosures of cash flow information related to leases were as follows for the fiscal year ended
:

February 2, 2020
Cash paid for operating lease liabilities	$123,748
ROU assets obtained in exchange for new operating lease liabilities (1)	$220,648
Weighted-average remaining lease term - operating leases (in years)	15.7
Weighted-average discount rate - operating leases	5.90%

(1)	Ex cludes the transition adjustment at adoption of Topic 842 as discussed in Note 1. Description of the Business and Significant Accounting Policies.

Maturities of our operating lease liabilities were as follows as of February 2, 2020:

2021	$125,624
2022	133,289
2023	126,375
2024	122,836
2025	120,537
Thereafter	1,394,995

Total future operating lease liability	$2,023,656
Less: amount representing interest	749,652
Present value of operating lease liabilities	$1,274,004

Operating lease payments in the table above includes minimum lease payments for seven future sites for which the lease has commenced. Operating lease payments exclude approximately
$323,000
of minimum lease payments for fourteen executed facility leases for which we have not yet taken possession.
Rent expense under operating lease agreements under the previous lease guidance, which excludes certain amounts required under the new guidance, consisted of the following for the fiscal years ended:

	February 3, 2019	February 4, 2018
Base rentals	$109,481	$93,387
Contingent rentals	3,526	3,427

Total rent expense	$113,007	$96,814

As previously disclosed in our 2019 Annual Report on Form
10-K
and under the previous lease accounting guidance, maturities of operating lease liabilities were as follows as of February 3, 2019:

2019	$122,501
2020	117,908
2021	111,642
2022	104,195
2023	100,779
Ther e after	1,229,803

Total	$1,786,828

Note 8: Stockholders’ Equity
Share repurchase program
Our Board of Directors has approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans. The share repurchase program may be modified, suspended or discontinued at any time. On July 12, 2019 the Company increased its share repurchase authorization to $800,000. The share repurchase authorization expires at the end of fiscal 2020, and as of the end of fiscal 2019, there was approximately $172,820 of share repurchase authorization remaining.

The Company considers several factors in determining when to execute share repurchases, including among other things, current cash needs, capacity for leverage, cost of borrowings, its results of operations and the market price of its common stock. The following table provides, on a settlement date basis, the number of shares repurchased, average price paid per share and total amount paid for share repurchases for fiscal 2019, 2018 and 2017:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Total number of shares repurchased	7,116,585	3,080,419	2,636,616
Average price paid per share	$41.78	$48.41	$57.62
To t al cash paid for share repurchases	$297,317	$149,125	$151,913

The Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan and are not included in the table above. During the fiscal year ended 2019 and fiscal year ended 2018
, we withheld 11,536
and 16,251
shares of common stock to satisfy $595
and $673
of employees’ tax obligations
, respectively
.
Cash Dividends
During the third and fourth quarters of fiscal 2019, our Board of Directors authorized and declared a quarterly cash dividend of $0.16 per share of common stock.

The fourth quarter dividend was paid subsequent to the end of fiscal 2019. During the first and second quarters of fiscal 2019 and the last two quarters of fiscal 2018, our Board of Directors authorized and declared a quarterly cash dividend of $0.15 per share of common stock.
Share-based compensation
The Company maintains an equity incentive plan under which it may grant awards denominated in the Company’s common stock or units of the Company’s common stock, as well as cash variable compensation awards. The Company’s long-term incentive compensation provides awards to executive and management personnel as well as directors. Prior to October 2014, we issued share-based awards under our 2010 Stock Incentive Plan
, and all
o
utstanding grants under this
plan
were
fully vested
as of
the
end of fiscal 2018.
 Share-based awards granted after October 2014 were issued pursuant to the terms of our 2014 Stock Incentive Plan. We may grant stock options, restricted stock or restricted stock units (“RSU’s”) to executive and management personnel as well as directors. The maximum number of shares of common stock issuable under the 2014 Stock Incentive Plan is 3,100,000 shares. Time-based options granted to employees generally become exercisable ratably over a three-year
period from the grant date. Performance-based RSU’s awarded to employees fully vest after three years, subject to the achievement of performance conditions. Time-based RSU’s have various service periods not exceeding five years.
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
Compensation expense associated with share-based equity awards granted has been calculated as required by current accounting standards related to stock compensation. The valuation of our stock option awards has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate, as well as an estimated fair value of our common stock. Fair value valuation analyses were prepared by an independent third-party valuation firm, utilizing the market-determined share price. Since our stock had not been publicly traded prior to our IPO, the expected volatility was based on an average of the historical volatility of certain of our competitors’ stocks over the expected term of the share-based awards with the calculation placing more weight on company-specific volatilities each year thereafter. The dividend yield assumption was based on our history. The simplified method was used to estimate the expected term of share-based awards. This method was used because the Company does not have enough historical option activity to derive an expected life. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon
issues with a remaining term equivalent to the expected
term
.

The significant assumptions used in determining the underlying fair value of the weighted-average options granted in fiscal 2019, 2018 and 2017 were as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Volatility	34.2%	32.7%	32.9%
Risk free interest rate	2.34%	2.73%	2.00%
Expected dividend yield	1.15%	0.00%	0.00%
Expected term – in years	6.0	6.0	6.0
Weighted average grant-date fair value	$16.93	$15.36	$20.54

Compensation expense related to stock options with only service conditions (time-based) is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award or to the date on which retirement eligibility is achieved, if shorter. Compensation expense related to stock option plans was $3,010, $3,185, and $4,875 during the fiscal years ended February 2, 2020, February 3, 2019, and February 4, 2018, respectively.
Compensation expense for RSU’s and restricted shares is based on the market price of the shares underlying the awards on the grant date. Compensation expense for RSU’s based on performance reflects the estimated probability that performance conditions at target or above will be met, and time-based RSU’s and restricted shares are expensed ratably over the service period. We recorded compensation expense related to our RSU’s and restricted shares awards of $3,847, $4,237, and $4,041 during the fiscal years ended February 2, 2020, February 3, 2019, and February 4, 2018, respectively.
Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience.
Transactions related to stock option awards during fiscal 2019 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at February 3, 2019	1,134,218	$34.22	359,984	$6.48
Granted	222,266	52.04	—	—
Exercised	(13,887)	36.87	(93,084)	5.79
Forfeited	(19,102)	49.43	—	—

Outstanding at February 2, 2020	1,323,495	36.97	266,900	6.72

Exercisable at February 2, 2020	922,734	$31.49	266,900	$6.72

The total intrinsic value of options exercised during fiscal 2019, 2018 and
2017 was $3,968, $19,524, and $30,844, respectively. The unrecognized expense related to our stock option plan totaled approximately $2,300 as of February 2, 2020 and will be expensed over a weighted average of 1.9 years. For options outstanding at February 2, 2020, the weighted average remaining contractual life was 5.9 years and the aggregate intrinsic value was $23,600. For options exercisable at February 2, 2020, the weighted average remaining contractual life was 4.9 years and the aggregate intrinsic value was $23,300.
Transactions related to time-based and performance-based RSU’s during fiscal 2019 were as follows:

	Shares	Weighted Avg Grant Date Fair Value
Outstanding at February 3, 2019	220,830	$47.79
Granted	76,602	51.44
Change in units based on performance	27,372	39.10
Vested	(102,405)	40.08
Forfeited	(5,584)	49.53

Outstanding at February 2, 2020	216,815	$51.58

Fair value of our time-based and performance-based RSU’s and restricted stock is based on our closing stock price on the date of grant. The total fair value of shares vested during fiscal 2019, 2018 and 2017 was approximately $5,259, $4,812 and $426, respectively. The unrecognized expense related to our time-based and performance-based RSU’s was approximately $4,800 as of February 2, 2020 and will be expensed over a weighted average of
2.0 years.
The Company satisfies stock option exercises and vesting of RSU’s with newly issued shares.
Note 9: Employee Benefit Plans

We sponsor a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have completed a specified term of service. We provide for a guaranteed matching of 25% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined by the 401(k) Plan. We also have a discretionary contribution dependent upon attaining a specified performance target. Should we achieve the performance target, it would contribute an additional 25% of qualified employee contributions. Employees may elect to contribute up to 50% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Expenses related to our contributions to the 401(k) Plan were $817, $692, $1,089 for fiscal 2019, 2018 and 2017, respectively.
We offer a deferred
compensation
plan that permits a select group of management or highly compensated employees to defer a portion of their compensation. Under this plan, eligible employees may elect to defer up to 50% of their base salary on a pre-tax
basis each plan year. Each pay period, we match 25% of the employee’s contributions up to the first 6% of salary deferred. At the end of each year, if our performance target is met, we contribute an additional amount, equal to the employer match contributed each pay period. Any contributions to a participant’s account vest in equal portions over a five-year period and become immediately vested upon termination of a participant’s employment on or after age 65 or by reason of the participant’s death or disability, and upon a change of control (as defined). We recognized $158, $135, and $246 of deferred compensation expense in fiscal 2019, 2018 and 2017, respectively. The deferred compensation plan assets are invested through a rabbi trust. Assets in the rabbi trust are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value using quoted prices available on identical assets and liabilities in active markets, representing Level On
e

assets as defined by GAAP. Deferred compensation
plan
assets of $
8,896
and $
7,409
, at February 2, 2020 and February 3, 2019, respectively, are included in “Other assets and deferred charges” and the offsetting deferred compensation plan liabilities are included in “Other liabilities” in the accompanying Consolidated Balance Sheets.
Note 10: Commitments and
Contingencies
We are
subject
to certain legal proceedings and
claims
that arise in the
ordinary
course of our business, including claims alleging violations of federal and state law regarding workplace and employment matters, discrimination, slip-and-fall
and other guest-related incidents and similar matters. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability, with respect to such legal proceedings and claims will not materially affect the consolidated results of our operations or our financial condition. Legal costs related to such claims are expensed as incurred.
On June 30, 2017, we agreed to settle litigation related to alleged violations of the Employee Retirement Income Security Act. The settlement agreement was preliminarily approved by the court on December 7, 2018, with final approval on July 19, 2019. To cover the net costs of settlement, including payment to any opt-in
members and class attorneys, as well as related settlement administration costs, we recorded a net charge of $2,550 (representing $7,500 of gross settlement costs less $4,950 of insurance recoveries) during fiscal 2017. During the third quarter of fiscal 2019, all funds required to be paid under the final settlement and release agreement were remitted to a settlement fund as directed by the court.
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
Note 11: Earnings per share
Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, unvested time-based RSU’s and performance RSU’s to the extent performance measures were attained as of the end of the reporting period, calculated using the treasury-stock method. Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. For fiscal 2019 and fiscal 2018, we excluded approximately
150,000
and
52,000
anti-dilutive options from the calculation of common equivalent shares.
The following table sets forth the computation of EPS, basic and diluted for the fiscal years ended (in thousands, except share and per share data):

	February 2, 2020	February 3, 2019	Februa r y 4, 2018
Numerator:
Net income	$100,263	$117,221	$120,949
Denominator:
Weighted average number of common shares outstanding (basic)	33,450,217	39,047,106	41,276,314
Weighted average dilutive impact of equity-based awards	649,161	928,016	1,306,695
Weighted average number of common and common equivalent shares outstanding (dilutive)	34,099,378	39,975,122	42,583,009
Net income per share:
Basic	$3.00	$3.00	$2.93
Diluted	$2.94	$2.93	$2.84

Note 12: Selected Quarterly Financial Information (unaudited)

	Fiscal 2019 Quarters Ended
	5/5/2019	8/4/2019	11/3/2019	2/2/2020
Total revenues	$363,582	$344,599	$299,352	$347,158
Total cost of products	61,725	59,623	52,180	59,783
Operating income	57,750	46,214	6,499	37,616
Net income	42,443	32,356	482	24,982
Net income per share of common stock:
Basic	$1.15	$0.91	$0.02	$0.82
Diluted	$1.13	$0.90	$0.02	$0.80
Weighted average number of shares outstanding:
Basic	36,827,665	35,407,965	30,980,878	30,584,360
Diluted	37,591,944	36,015,710	31,515,454	31,158,919
Stores open at end of period	127	130	134	136

	Fiscal 2018 Quarters Ended
	5/6/2018	8/5/2018	11/4/2018	2/3/2019
Total revenues	$332,190	$319,188	$282,139	$331,784
Total cost of products	57,139	55,556	48,734	58,834
Operating income	58,604	45,930	15,472	40,994
Net income	42,150	33,779	11,856	29,436
Net income per share of common stock:
Basic	$1.06	$0.86	$0.30	$0.77
Diluted	$1.04	$0.84	$0.30	$0.75
Weighted average number of shares outstanding:
Basic	39,695,421	39,355,105	38,892,288	38,245,612
Diluted	40,612,388	40,280,301	39,855,648	39,065,459
Stores open at end of period	112	117	118	121
Our revenues and operations are influenced by seasonal shifts in consumer spending. Typically, we have higher revenues associated with the spring and year-end
holidays, which will continue to be susceptible to the impact of severe or unseasonably mild weather during that period. Our third quarter, which encompasses the back-to-school
fall season, has historically had lower revenues as compared to the other quarters.
Note 13: Subsequent Events
During March 2020, the World Health Organization declared the rapidly growing coronavirus outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where the Company’s stores are located required mandatory store closures or imposed capacity limitations and other restrictions affecting the Company’s operations. As of March 20, 2020, all of the Company’s 137 operating stores were closed, including it’s newest store that opened on March 16, 2020. As a result of these developments, the Company expects a material adverse impact on its results of operations, financial condition and cash flows. The situation is rapidly changing, and the Company cannot predict whether, when or the manner in which the conditions surrounding the COVID-19 pandemic will change including the timing of lifting any restrictions or closure requirements, reopening and staffing of our stores and customer re-engagement with its brand.
Effective March 18, 2020, the Company the Board of Directors of the Company adopted a
364-day
duration Shareholder Rights Plan (the “Rights Plan”) and declared a dividend of one preferred share purchase right for each outstanding share of common stock to shareholder of record on March 30, 2020 to purchase from the Company one one-ten
thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company for an exercise price of $45.00, once the rights become exercisable, subject to adjustment as provided in the related rights agreement.