Form 10-K/A
period 2020-02-02
Dave & Buster's Entertainment, Inc.
filed 2020-05-14
CIK 1525769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Reason for this Amendment

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended February 2, 2020 (the “Annual Report”) of Dave & Buster’s Entertainment, Inc. (the “Company”), as originally filed (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on April 3, 2020 to add the following disclosure regarding reliance by the Company on the SEC Order issued March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88465) (the “Order”).

This Amendment is being filed to include the disclosure below in accordance with the Order, which was inadvertently omitted from the Original Filing.

Reliance on SEC Relief from Filing Requirements

The Company filed the Original Filing in reliance on the Order, permitting the delay in filing due to circumstances related to COVID-19. The Company filed, on April 2, 2020, a Current Report on Form 8-K (the “April 2 Form 8-K”) indicating its intention to rely on the Order. As stated in the April 2 Form 8-K, the Company required additional time to finalize the Annual Report due to circumstances related to COVID-19, the disease caused by the coronavirus. Among other factors, the shutdown of all of the Company’s stores and related disruptions to the Company’s business and operations, and the related uncertainty as to when or the manner in which the conditions surrounding the COVID-19 pandemic will change (including when restrictions are lifted, when stores can reopen and the degree of customer re-engagement), necessitated, and continue to necessitate, a series of actions by management, including actions related to the Company’s outlook for next twelve months of liquidity, which delayed completion of the audit of the 2019 financial statements.

These recent conditions and events have had a material adverse effect on the Company’s results of operations, cash flows and liquidity and have necessitated that management, in connection with the Company finalizing the Annual Report, evaluate (as contemplated by Financial Accounting Standards Board Accounting Standards Update 2014-15) whether these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the 2019 financial statements are issued and consider whether its plans intended to mitigate these conditions and events (namely, those described above and in “Additional Risk Factor Disclosure” in the April 2 Form 8-K) alleviate the substantial doubt. The suspension of in-person operations by the Company at its headquarters and by its professional advisors and the reduced staffing by the Company, all as a result of the COVID-19 pandemic, limited support from the Company’s remaining staff and its professional advisors. All of these disruptions, in turn, delayed the Company’s ability to timely complete the Annual Report.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Filing, and we have not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Part IV of our Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment:

(a)(3) The following exhibits are filed with this Amendment:

Exhibit No.	Description

31.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC.,
a Delaware corporation

By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Financial Officer

Date: May 14, 2020