Form 10-Q
period 2020-05-03
Dave & Buster's Entertainment, Inc.
filed 2020-06-11
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 3, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
of the Exchange Act).    Yes
☐
    No
☒
As of June 4, 2020, the registrant had 47,452,732 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM
10-Q
FOR QUARTERLY PERIOD ENDED MAY 3, 2020

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	May 3,	February 2,
	2020	2020
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$156,833	$24,655
Inventories	34,726	34,477
Prepaid expenses	13,018	14,269
Income taxes receivable	23,241	2,331
Other current assets	1,974	3,245

Total current assets	229,792	78,977
Property and equipment (net of $706,468 and $686,824 accumulated depreciation as of May 3, 2020 and February 2, 2020, respectively)	905,577	900,637
Operating lease right of use assets	1,045,598	1,011,568
Deferred tax assets	11,136	7,639
Tradenames	79,000	79,000
Goodwill	272,702	272,636
Other assets and deferred charges	19,546	19,682

Total assets	$2,563,351	$2,370,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,000	$15,000
Accounts payable	79,083	65,359
Accrued liabilities	221,405	207,452
Income taxes payable	1,207	3,054

Total current liabilities	316,695	290,865
Deferred income taxes	19,847	19,102
Operating lease liabilities	1,259,687	1,222,054
Other liabilities	39,226	35,779
Long-term debt, net	735,261	632,689
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 49,578,351 shares at May 3, 2020 and 43,386,852 shares at February 2, 2020; outstanding: 36,791,727 shares at May 3, 2020 and 30,603,340 shares at February 2, 2020	496	434
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	411,048	339,161
Treasury stock, 12,786,624 and 12,783,512 shares as of May 3, 2020 and February 2, 2020, respectively	(595,077)	(595,041)
Accumulated other comprehensive loss	(13,753)	(8,369)
Retained earnings	389,921	433,465

Total stockholders’ equity	192,635	169,650

Total liabilities and stockholders’ equity	$2,563,351	$2,370,139

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (LOSS)
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 3, 2020	May 5, 2019
Food and beverage revenues	$63,920	$148,221
Amusement and other revenues	95,886	215,361

Total revenues	159,806	363,582
Cost of food and beverage	17,344	38,754
Cost of amusement and other	10,728	22,971

Total cost of products	28,072	61,725
Operating payroll and benefits	43,737	82,873
Other store operating expenses	95,672	106,245
General and administrative expenses	14,563	16,846
Depreciation and amortization expense	35,352	31,141
Pre-opening costs	3,823	7,002

Total operating costs	221,219	305,832

Operating income (loss)	(61,413)	57,750
Interest expense, net	6,115	4,056

Income (loss) before provision (benefit) for income taxes	(67,528)	53,694
Provision (benefit) for income taxes	(23,984)	11,251

Net income (loss)	(43,544)	42,443

Unrealized foreign currency translation loss	(435)	(191)
Unrealized loss of derivatives, net of tax	(4,949)	(2,534)

Total other comprehensive loss	(5,384)	(2,725)

Total comprehensive income (loss)	$(48,928)	$39,718

Net income ( loss ) per share:
Basic	$(1.37)	$1.15
Diluted	$(1.37)	$1.13
Weighted average shares used in per share calculations:
Basic	31,829,985	36,827,665
Diluted	31,829,985	37,591,944

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirteen Weeks Ended May 3, 2020
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 2, 2020	43,386,852	$434	$339,161	12,783,512	$(595,041)	$(8,369)	$433,465	$169,650
Net income (loss)	—	—	—	—	—	—	(43,544)	(43,544)
Unrealized foreign currency translation loss	—	—	—	—	—	(435)	—	(435)
Unrealized loss of derivatives, net of tax	—	—	—	—	—	(4,949)	—	(4,949)
Share-based compensation	—	—	(389)	—	—	—	—	(389)
Issuance of common stock	6,191,499	62	72,276	—	—	—	—	72,338
Repurchase of common stock	—	—	—	3,112	(36)	—	—	(36)

Balance May 3, 2020	49,578,351	$496	$411,048	12,786,624	$(595,077)	$(13,753)	$389,921	$192,635

	Thirteen Weeks Ended May 5, 2019
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 3, 2019	43,177,476	$432	$331,255	5,655,391	$(297,129)	$(683)	$353,962	$387,837
Cumulative effect of a change in accounting principle, net of tax							(145)	(145)
Net income	—	—	—	—	—	—	42,443	42,443
Unrealized foreign currency translation loss	—	—	—	—	—	(191)	—	(191)
Unrealized loss of derivatives, net of tax	—	—	—	—	—	(2,534)	—	(2,534)
Share-based compensation	—	—	1,825	—	—	—	—	1,825
Issuance of common stock	145,573	1	435	—	—	—	—	436
Repurchase of common stock	—	—		1,302,900	(64,057)	—	—	(64,057)
Dividends declared ($0.15 per share)	—	—	—	—	—	—	(5,489)	(5,489)

Balance May 5, 2019	43,323,049	$433	$333,515	6,958,291	$(361,186)	$(3,408)	$390,771	$360,125

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Thirteen Weeks Ended May 3, 2020	Thirteen Weeks Ended May 5, 2019
Cash flows from operating activities:
Net income (loss)	$(43,544)	$42,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	35,352	31,141
Non-cash interest expense	314	—
Impairment of long-lived assets	11,549	—
Deferred taxes	(892)	1,511
Loss on disposal of fixed assets	153	420
Share-based compensation	(389)	1,825
Other, net	(156)	185
Changes in assets and liabilities:
Inventories	(249)	(2,294)
Prepaid expenses	1,828	(2,036)
Income tax receivable	(20,910)	786
Other current assets	1,271	827
Other assets and deferred charges	(110)	33
Accounts payable	21,441	(5,727)
Accrued liabilities	11,647	9,218
Income taxes payable	(1,847)	7,884
Other liabilities	1,359	(476)

Net cash provided by operating activities	16,817	85,740

Cash flows from investing activities:
Capital expenditures	(55,168)	(67,247)
Proceeds from sales of property and equipment	18	135

Net cash used in investing activities	(55,150)	(67,112)

Cash flows from financing activities:
Proceeds from debt	138,000	81,000
Payments of debt	(34,750)	(31,750)
Net proceeds from the issuance of common stock	72,144	—
Proceeds from the exercise of stock options	44	436
Repurchase of common stock under share repurchase program	—	(63,471)
Dividends paid	(4,891)	(5,489)
Repurchases of common stock to satisfy employee withholding tax obligations	(36)	(586)

Net cash provided by (used in) financing activities	170,511	(19,860)

Increase (decrease) in cash and cash equivalents	132,178	(1,232)
Beginning cash and cash equivalents	24,655	21,585

Ending cash and cash equivalents	$156,833	$20,353

Supplemental disclosures of cash flow information:
Decrease in fixed asset accounts payable	$(7,717)	$(5,838)
Cash paid (refund received) for income taxes, net	$(357)	$1,068
Cash paid for interest, net	$5,574	$3,743

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1: Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements include the accounts of Dave & Buster’s Entertainment, Inc. (referred to herein as the “Company”, “we,” “us” and “our”), any predecessor companies and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), which owns 100% of the outstanding common stock of Dave & Busters, Inc. (“D&B Inc”), the operating company. All intercompany balances and transactions have been eliminated in consolidation. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. As of May 3, 2020, we owned and operated 137 stores located in 39 states, Puerto Rico and one Canadian province. During the first quarter of fiscal 2020, we opened one store in Chattanooga, Tennessee, on March 16, 2020.
The Company operates on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period reported has 13 weeks. Fiscal 2020 and 2019, which end on January 31, 2021 and February 2, 2020, respectively, contain 52 weeks.
The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended February 2, 2020, included in our Annual Report on Form
10-K
as filed with the SEC.
Going concern
— During the period from March 14, 2020 to March 20, 2020, the Company closed 100% of its 137 operating stores in compliance with guidance and orders issued by federal, state and local governments to combat the spread of the
COVID-19
pandemic. The extent of impact of these conditions will be based in part on the duration of the store closures or re-opening
of stores at full capacity and the timing and extent of customers re-engaging
with the brand. Almost all our stores remained closed for the duration of the of the first quarter. On April 30, 2020 one store opened to the public with limited food and beverage offerings. Two additional stores offered limited food and beverage for off-premises
dining. During the period subsequent to the end of our first quarter through
June 4, 2020
, we have progressively reopened limited operations in an additional 27 stores resulting in a total of 28 stores operating in 12 states. Our remaining stores are closed. The Company is unable to determine whether, when or the manner in which the conditions surrounding the
COVID-19
pandemic will change, including when any restrictions or closure requirements will be lifted or potentially re-imposed
in certain states or local jurisdictions, whether it will be able to successfully staff stores, and the degree to which it will be able to re-engage
customers. These developments have caused a material adverse impact on the Company’s revenues, results of operations and cash flows, including the Company’s ability to meet its obligations when due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued.
The Company has taken several immediate steps to reduce operating costs and to conserve cash. The Company furloughed nearly all of its workforce, except a small team of essential personnel and reduced pay and benefits for the remaining employees. On March 18, 2020, the Company borrowed substantially all the remaining availability under its revolving credit facility, and the Company continues to actively manage its daily cash flows. Additionally, the Company is in ongoing discussions with landlords and other vendors to discuss relief from cash payments during this period, which have been moderately successful to date. On April 14, 2020, the Company sold $75,000 of our common stock, and subsequent to the end of our first quarter, the Company sold an additional $110,600 of our common stock.
Effective April 14, 2020, the Company negotiated an amendment to its existing credit facility, which included relief from compliance with financial covenants for the periods ended May 3, 2020, August 2, 2020 and November 1, 2020. During the financial covenant suspension period, the Company is required to maintain a minimum liquidity amount of $30,000. If the Company is
not in compliance with financial covenants after the suspension period or some other event of default arises, the Company’s lenders could instruct the administrative agent under the existing credit facility to exercise remedies including declaring the principal of and accrued interest on all outstanding indebtedness due and payable, terminating all remaining commitments and obligations under the revolving credit facility and requiring the posting of cash collateral in respect of 103% of the outstanding letters of credit under the revolving credit facility. Additionally, the full amount due under the interest rate swap agreements would become due.

Although the lenders under the existing credit facility may waive the default or forebear the exercise of remedies, they are not obligated to do so. Failure to obtain additional waivers would have a material adverse effect on the Company’s liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code to implement a restructuring plan.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern.
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the thirteen weeks ended May 3, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending January 31, 2021.
Cash and cash equivalents
— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. There was no book overdraft as of May 3, 2020. A book overdraft of $14,026 is presented in “Accounts payable” in the Consolidated Balance Sheets as of February 2, 2020. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.
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
The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and other current liabilities approximate fair value because of their short-term nature. We believe that the carrying amount of our credit facility approximates its fair value because the interest rates reflect current market conditions. The fair value of the Company’s credit facility was determined to be a Level Two instrument as defined by GAAP. The fair value of the Company’s interest rate swap is determined based upon Level Two inputs which includes valuation models as reported by our counterparties. These valuation models are based on the present value of expected cash flows using forward rate curves.
Non-financial
assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include such items as property and equipment, right-of-use
(“ROU”) assets, goodwill, tradenames and other assets. These assets are measured at fair value when they are evaluated for impairment.
The disruption in operations and reduction in
revenues
have led the Company to consider the impact of the
COVID-19
pandemic on the recoverability of its property and equipment and ROU assets for operating leases. The Company recorded an impairment charge for its long-lived assets, including ROU assets, of $6,746 for the thirteen weeks ended May 3, 2020, primarily driven by the expected impact of the
COVID-19
pandemic on future cash flows of specific stores. The Company has determined no events and circumstances existed during the first quarter of fiscal 2020 that would indicate it is more likely than not that its goodwill or tradename are impaired. The ultimate severity and longevity of the
COVID-19
pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
To preserve cash flow, we have halted or delayed construction on 7 store locations under operating leases for which we have taken possession. Additionally, the Company has begun discussions to terminate or delay possession on several executed lease contracts that have not yet commenced. The Company is also curtailing several potential new store projects that were in the early stage of development. During the thirteen weeks ended May 3, 2020, we recorded an impairment loss and related contract termination costs of
$4,803 related to these abandoned projects, which is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
Interest rate swaps
— The Company entered into three interest rate swap agreements to manage our exposure to interest rate movements on our variable rate credit facility. The agreements entitle the Company to receive at specified intervals, a variable rate of interest based on one-month
LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreements. The notional amount of the swap agreements total $350,000 and the fixed rate of interest for all agreements is 2.47%. The agreements became effective on February 28, 2019 and mature on August 17, 2022, which is the maturity date of our credit facility.

The Company initially designated its interest rate swap agreements as a cash flow hedge and accounted for the underlying activity in accordance with hedge accounting. Effective April 14, 2020, the Company amended its existing credit facility agreement to obtain relief from its financial covenants, and as a result, the variable interest rate terms were modified to create an interest rate floor of 1.00%. Accordingly, and as a result of the current forward interest rate curve, the Company discontinued the hedging relationship as of April 14, 2020
(de-designation
date). Given the continued existence of the hedged interest payments, the Company will reclassify its accumulated other comprehensive balance of $17,609 into “Interest expense, net” using a straight-line approach over the remaining life of the originally designated hedging relationship. For the thirteen weeks ended May 3, 2020, the amount of pre-tax
losses in accumulated other comprehensive loss that was reclassified into interest expense was $314, and the Company expects to reclassify $7,547 within the next twelve months. Effective with the de-designation,
any gain or loss on the derivatives are recognized
in earnings in the period in which the change occurs. For the thirteen weeks ended May 3, 2020, a loss of $820 was recognized, which is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
Prior to the
de-designation,
changes in the fair values of the interest rate swaps were recorded as a component of other comprehensive loss until the interest payments being hedged were recorded as interest expense, at which time the amounts in accumulated other comprehensive loss were reclassified as an adjustment to interest expense. Cash flows related to the interest rate swaps were included as component of interest expense and in operating activities.
Credit risk related to the failure of the our counterparties to perform under the terms of the swap agreements is minimized by entering into transactions with carefully selected, credit-worthy parties and the fact that the swap contracts are distributed among several financial institutions to reduce the concentration of credit risk. Our swap agreements with our derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, and repayment of the indebtedness has been accelerated, the Company could also be declared in default on its derivative obligations.
The following derivative instruments were outstanding as of the end of the periods indicated:

		Fair Value
	Balance S heet Location	May 3, 2020	February 2, 2020
Interest rate swaps	Accrued liabilities	$(7,920)	$(3,518)
Interest rate swaps	Other liabilities	(10,016)	(6,967)

Total derivatives (1)		$(17,936)	$(10,485)

(1)	The balance at May 3, 2020 relates to our swap agreements after hedge accounting was discontinued, effective April 14, 2020.

The following table summarizes the activity in accumulated other comprehensive loss related to our derivative instruments:

	Thirteen Weeks Ended May 3, 2020	Thirteen Weeks Ended May 5, 2019
Amount of loss recorded in accumulated other comprehensive income	$7,603	$3,487
Amount of loss (gain) reclassified into income (1)	$793	$—
Income tax benefit of interest rate swaps in accumulated other comprehensive loss	$(1,860)	$(953)

(1)	Amounts reclassified into income are included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income (Loss).

Revenue recognition
— Amusement revenues are primarily recognized upon utilization of game play credits on power cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes in our WIN! area. We have deferred a portion of amusement revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. During the thirteen weeks ended May 3, 2020, we recognized revenue of approximately $9,600, related to the amount in deferred amusement revenue as of the end of fiscal 2019.

In jurisdictions where we do not have a legal obligation to remit unredeemed
gift card
balances
to a legal authority, we recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirteen weeks ended May 3, 2020, we recognized revenue of approximately $1,300, related to the amount in deferred gift card revenue as of the end of fiscal 2019, of which approximately $170 was gift card breakage revenue.

Stockholders’ equity
— Our Board of Directors has approved a share repurchase program under which the Company may repurchase shares on the open market, through privately negotiated transactions and through trading plans. The total share repurchase authorization is $800,000 and the share repurchase authorization expires at the end of fiscal 2020. During the thirteen-week period ended May 3, 2020, the Company indefinitely

suspended all share repurchase activity. As of May 3, 2020, we have approximately $172,820 of share repurchase authorization remaining under the current plan.
In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the thirteen weeks ended May 3, 2020 and May 5, 2019, we withheld 3,112 and 11,336 shares of common stock to satisfy $36 and $586 of employees’ tax obligations, respectively. The share repurchase activity in the first quarter of fiscal year 2020 re
lates to
the settlement of a $150 cash obligation through the issuance of 12,975 shares of common stock.
Effective March 18, 2020, the Board of Directors of the Company adopted a
364-day
duration Shareholder Rights Plan (the “Rights Plan”) and declared a dividend of one preferred share purchase right for each outstanding share of common stock to shareholders of record on March 30, 2020 to purchase from the Company one-ten
thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company for an exercise price of $45.00 once the rights become exercisable, subject to adjustment as provided in the related rights agreement.
On April 14, 2020, pursuant to an open market sale agreement, the Company sold 6,149,936 shares of its common stock at a price of $12.20 per share, for proceeds of $75,000, prior to deducting offering expenses related to the offering. Subsequent to the end of our first quarter, on May 4, 2020, the Company entered into an underwriting agreement, pursuant to which it sold 9,578,545 shares of its common stock at a price of $10.44 per share. On May 18, 2020, the underwriter exercised its over-allotment option for an additional 1,014,871 shares at $10.44 per share. During the second quarter of fiscal 2020, the Company received proceeds of approximately $110,600 prior to deducting offering expenses related to the offering, including the over-allotment option.
Recently adopted accounting guidance
— In June 2016, the
Financial
Accounting Standards Board (“FASB”) issued ASU
2016-13
, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,
which requires measurement and recognition of expected versus incurred losses for financial assets held. The guidance primarily relates to our credit card and tenant incentive receivables. The Company adopted this standard as of the beginning of fiscal year 2020, and the adoption did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU
2017-04
, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,
which eliminates the requirement to calculate the implied fair value of goodwill if the fair value of a reporting unit is less than the carrying amount of the reporting unit. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company adopted this standard as of the beginning of fiscal year 2020, and the adoption did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU
2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
, which eliminates, modifies and adds disclosure requirements for fair value measurements. The Company adopted this standard as of the beginning of fiscal year 2020, and the adoption did not have a material impact on our consolidated financial statements.
Recent accounting pronouncements
— In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
, which removes certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for taxable goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those years, with early adoption permitted. The Company is currently assessing the impact of this new standard on our consolidated financial statements.
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Reform on Financial Reporting
, which provides temporary optional expedients and exceptions to the current guidance for contract modifications and hedging relationships through December 31, 2022, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. A contract modification resulting from reference rate reform may be accounted for as a continuation of the existing contract rather than the creation of a new contract. Additionally, changes in the critical terms of hedging relationships, caused by reference rate reform, should not result in the de-designation
of the instrument, provided certain criteria are met. As of the end of the first quarter of fiscal 2020, the Company’s exposure to LIBOR rates included its senior credit facility and swap agreements. The Company is currently evaluating the impact of this new standard on our consolidated financial statements.

Note 2: Accrued Liabilities
Accrued liabilities consist of the following as of the end of each period:

	May 3, 2020	February 2, 2020
Deferred amusement revenue	$78,409	$75,113
Current portion of operating lease liabilities, net (1)	59,732	45,611
Deferred gift card revenue	10,796	11,253
Rent payable (note 4)	10,701	—
Compensation and benefits	9,331	23,421
Property taxes	8,572	7,226
Current portion of derivatives	7,920	3,518
Current portion of long-term insurance	6,500	6,500
Utilities	4,767	4,442
Customer deposits	3,117	4,324
Inventory liabilities	1,937	2,179
Variable rent liabilities	535	1,331
Sales and use taxes	343	4,000
Dividend payable	—	4,891
Other	18,745	13,643

Total accrued liabilities	$221,405	$207,452

(1)	The balance of leasehold incentive receivables of $
3,000
and $6,339 at May 3, 2020 and February 2, 2020, respectively, is reflected as a reduction of the current portion of operating lease liabilities.

Note 3: Debt
Long-term debt consists of the following as of:

	May 3, 2020	February 2, 2020
Credit facility—term	$262,500	$266,250
Credit facility—revolver	489,000	382,000

Total debt outstanding	751,500	648,250
Less:
Current installments—term	(15,000)	(15,000)
Debt issuance costs—term	(1,239)	(561)

Long-term debt, net	$735,261	$632,689

On August 17, 2017, we entered into a senior secured credit facility that provides a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. The $500,000 revolving credit facility includes a $35,000 letter of credit sub-facility
and a $15,000 swing loan
sub-facility.
The revolving credit facility is available to provide financing for general purposes. Principal payments on the term loan facility are $3,750 per quarter through maturity, when the remaining balance is due. Our current credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of May 3, 2020, we had letters of credit outstanding of $10,147 and $853 of borrowing available under our revolving credit facility.
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
Effective April 14, 2020, we amended our existing credit facility, which included relief from compliance with financial covenants for the quarterly periods ended May 3, 2020, August 2, 2020 and November 1, 2020. During the financial covenant suspension period, a

$
30,000

liquidity covenant was added as well as certain additional reporting requirements. The interest rate increased to LIBOR plus 2.00% with a LIBOR floor of 1.00%. As of May 3, 2020, and May 5, 2019, the Company’s weighted average interest rate on outstanding borrowings was

3.59
% and
4.17
%,

respectively. In connection with the amendment, we incurred debt costs of $2,000, which are being amortized
over the life of the credit facility. These costs are payable at the maturity date of the credit facility, with earlier payment required in the event of certain conditions, as defined in the agreement.
Interest expense, net
— The following tables set forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 3, 2020	May 5, 2019
Interest expense on credit facilities	$6,092	$4,180
Amortization of issuance cost	242	198
Interest income	(22)	(26)
Capitalized interest	(197)	(296)

Total interest expense, net	$6,115	$4,056

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
Operating lease cost, variable lease cost and short-term lease cost related primarily to our facilities is included in “Other store operating expenses” for our operating stores,
“Pre-opening
costs” for our stores not yet operating, or “General and administrative expenses” for our corporate office and warehouse, in the Consolidated Statements of Comprehensive Income (Loss).
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows for the fiscal year ended:

	May 3, 2020	May 5, 2019
Operating lease cost	$33,563	$29,792
Variable lease cost	7,366	1,218
Short-term lease cost	87	101

Total lease cost	$41,016	$31,111

As a result of the
COVID-19
pandemic, the
Company
entered into four rent deferral agreements with our respective landlords during the thirteen weeks ended May 3, 2020. Subsequent to the end of our first quarter through June 4, 2020, we have entered into 42 additional rent deferral agreements. Under these agreements, certain rent payments will be abated, deferred or modified without penalty for various periods, generally for a minimum of three months. The Company has elected to account for lease concessions and deferrals resulting directly from
COVID-19
as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial increase in the Company’s obligations. During the first quarter of fiscal 2020, only one of the four concession agreements qualified for this accounting election, and the remaining three rent deferral agreements were treated as lease modifications. Further, as a result of the
COVID-19
pandemic and its impact on our financial condition, the Company has chosen not to pay the remaining facility operating lease obligations as they become due even though a rent concession has not been granted by the respective landlords. As of May 3, 2020, we have bifurcated our current operating lease liabilities into the portion that remains subject to accretion and the portion that is accounted for as a deferral of payments or as short payments.
1
2

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
The Company is currently a defendant in several lawsuits filed in courts in California alleging violations of California Business and Professions Code, industry wage orders, wage-and-hour
laws and rules and regulations pertaining primarily to the failure to pay proper regular and overtime wages, failure to pay for missed meals and rest periods, pay stub violations, failure to pay all wages due at the time of termination and other employment related claims (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or Private Attorneys General Act representative actions and seek substantial damages and penalties. With respect to these California Cases, where the Company has determined that a loss is reasonably possible but not probable, the Company is unable to estimate the amount or range of the reasonably possible loss due to the inherent difficulties of predicting the outcome of uncertainties regarding legal proceedings. The Company’s assessments are based on assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Management’s assessment of these California Cases could change because of future determinations or the discovery of facts that are not presently known. Accordingly, the ultimate costs of resolving these cases may be substantially higher or lower than estimated. The Company is aggressively defending these cases.
Note 6: Earnings per share
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested), unvested time-based restricted stock units (RSU’s) and unvested performance RSU’s to the extent performance measures were attained as of the end of the reporting period, calculated using the treasury-stock method. Potential dilutive shares are excluded from the computation of earnings per share (“EPS”) if their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. The weighted average anti-dilutive options excluded from the calculation of common equivalent shares were 51,772 in the thirteen weeks ended May 5, 2019.

The following table sets forth the computation of EPS, basic and diluted for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 3, 2020	May 5, 2019
Numerator:
Net income (loss)	$(43,544)	$42,443
Denominator:
Weighted average number of common shares outstanding (basic)	31,829,985	36,827,665
Weighted average dilutive impact of equity-based awards (1)	—	764,279
Weighted average number of common and common equivalent shares outstanding (diluted)	31,829,985	37,591,944
Net income (loss) per share:
Basic	$(1.37)	$1.15
Diluted	$(1.37)	$1.13

(1)	Due to a net loss for the thirteen weeks ended May 3, 2020, zero incremental shares are included because the effect would be anti-dilutive.

Note 7: Share-Based Compensation
Compensation expense related to stock options, time-based and performance-based RSU’s are included in general and administrative expenses and were as follows:

	Thirteen Weeks Ended
	May 3, 2020	May 5, 2019
Stock options	$540	759
RSU’s and restricted stock	(929)	1,066

Total share-based compensation expense	$(389)	$1,825

Transactions related to stock option awards during the thirteen weeks ended May 3, 2020 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at February 2, 2020	1,323,495	$36.97	266,900	$6.72
Granted	—	—	—	—
Exercised	—	—	(9,244)	4.74
Forfeited	(17,620)	49.21	—	—

Outstanding at May 3, 2020	1,305,875	$36.80	257,656	$6.79

Exercisable at May 3, 2020	1,097,556	$34.47	257,656	$6.79

The total intrinsic value of options exercised during the thirteen weeks ended May 3, 2020 was $200. The unrecognized expense related to our stock option plan totaled approximately $1,449 as of May 3, 2020 and will be expensed over a weighted average period of 1.7 years.
Transactions related to time-based and performance-based RSU’s during the thirteen weeks ended May 3, 2020, were as follows:

	Shares	Weighted Average Fair Value
Outstanding at February 2, 2020	216,815	$51.58
Granted	72,593	12.85
Vested	(19,344)	51.68
Forfeited	(18,455)	47.45

Outstanding at May 3, 2020	251,609	$40.70

Fair value of our time-based and performance-based RSU’s and restricted stock is based on our closing stock price on the date of grant. The unrecognized expense related to our time-based and performance-based RSU’s was $2,984 as of May 3, 2020 and will be expensed over a weighted average period of 1.7 years.
During the thirteen weeks ended May 3, 2020 and May 5, 2019, excess tax expense (benefit) of $140 and ($788), respectively, were recognized as a expense (benefit) in the “Provision (benefit) for income taxes” in the Consolidated Statement of Comprehensive Income (Loss) and classified as a source in operating activities in the Consolidated Statement of Cash Flows.

Forfeitures are estimated at the time of grant and adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience.
Subsequent to the end of the first quarter of fiscal 2020, we granted 523,117 time-based RSU’s at a weighted average fair value of $10.81, and we granted 378,416 market stock units (MSU’s) at a weighted average fair value of $15.30.
Note 8: Income Taxes
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). Intended to provide economic relief to those impacted by the
COVID-19
pandemic, the CARES Act includes provisions, among others, addressing the carryback of net operating losses for specific periods, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for the deferral of the employer-paid portion of social security taxes. As of May 3, 2020, we have elected to defer employer-paid portion of social security taxes of $372, which is included in “Other liabilities” in the Consolidated Balance Sheets.
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annualized effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period. Due to the uncertainty created by the events surrounding the
COVID-19
pandemic, the actual effective tax rate for the year to date period was used to calculate the income tax benefit for the thirteen weeks ended May 3, 2020. The effective tax rate for the thirteen weeks ended May 3, 2020, was a benefit of 35.5%, compared to an effective tax rate of 21.0% for the thirteen weeks ended May 5, 2019, primarily due to the impact of a decrease in operating earnings before income tax and the impact of the tax provisions within the CARES Act.    As a result of the impact of the technical amendments for qualified improvement property within the CARES Act, the Company generated a taxable loss in 2019, which together with the taxable loss in 2020, can now be carried back to prior years when the statutory federal tax rate was at 35.0%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying unaudited consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form
10-K
as filed with the Securities and Exchange Commission (“SEC”) on April 3, 2020. Unless otherwise specified, the meanings of all defined terms in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are consistent with the meanings of such terms as defined in the Notes to Unaudited Consolidated Financial Statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report as a result of various factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form
10-K
filed with the SEC on April 3, 2020. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form
10-Q,
those results or developments may not be indicative of results or developments in subsequent periods.
Recent Developments
On March 11, 2020, the World Health Organization declared the
COVID-19
outbreak to be a global pandemic and on March 13, 2020, the United States declared a National Public Health Emergency. As a result, several state and local mandates were implemented that encouraged the practice of social distancing, placed restrictions from individuals gathering in groups and, in many areas and placed complete restrictions on non-essential
movement outside of the home. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed
To-Go
or curbside service only while others limited capacity in the dining room or midway. By March 20, 2020, all our 137 operating stores were temporarily closed. Almost all our stores remained closed for the duration of the first quarter. On April 30, 2020 one store opened to the public with limited food and beverage offerings. Two additional stores offered limited food and beverage for off-premises
dining.
As a result of these developments, the Company is experiencing a significant decrease in traffic which has impacted the Company’s operating results during the thirteen weeks ended May 3, 2020. We expect our operating results to continue to be severely impacted until such time that state and local restrictions are lifted, and our dining rooms and midways can re-open
at full capacity. We cannot predict how long the pandemic will last or when the state and local restrictions will be lifted or potentially re-imposed.
In addition, we cannot predict how quickly our guests will return to our restaurants once such restrictions have been lifted or the impact this will have on consumer spending habits.
In response to the pandemic, the Company and its Board of Directors implemented the following measures during the quarter to enhance financial flexibility:
•	reduced expenses broadly, including by furloughing all our hourly store team members and approximately 94% of store management personnel, on or about March 19, 2020, while enacting temporary salary reductions for remaining managers. In addition, effective March 24, 2020, the Company furloughed all but a small team of essential corporate and administrative staff, temporarily reducing salaries by 10% to 50%, and temporarily suspended all board fees through the remainder of fiscal 2020;
•	canceled or delayed all non-essential planned capital spending for the remainder of fiscal 2020;
•	halted all planned store openings after our one store opening in Chattanooga, TN, on March 16, 2020, including delayed construction;
•	abandoned work on future planned sites;
•	suspended our share repurchase program and declaration of dividends;

•	drew down substantially all the remaining credit available under our $500,000 revolving credit facility;
•	sold shares of our common stock, which generated net proceeds of $72,144; and
•	began discussions with our landlords, vendors, and other business partners to reduce our lease and contract payments and obtain other concessions, including executing amendments to four of our operating leases, abating or deferring rent obligations of approximately $1,400, generally for a minimum of three months beginning in April 2020, and modifying rents an additional six months for two of these stores.
We expect the
re-opening
process to be a gradual one with the safety of our employees and guests as our top priority. During the period subsequent to the end of our first quarter through June 4, 2020, we have progressively reopened limited operations in an additional 27 stores resulting in a total of 28 stores operating in 12 states. Our remaining stores are closed. All our re-opened
stores are operating with streamlined menus, reduced games, new seating and game configurations and reduced operating hours. As dining room and midway restrictions continue to ease and sales begin to improve, some labor inefficiencies and increased cleaning and supply costs are anticipated as stores adjust to improved sales volumes and enhanced health and safety protocols.
Given the level of volatility and uncertainty surrounding the future impact of the pandemic, we have not provided a full year financial outlook for fiscal 2020.
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
Our stores average 41,000 square feet, range in size between 16,000 and 70,000 square feet and are open seven days a week, with normal hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.
Key Measures of Our Performance
We monitor and analyze a number of key performance measures to manage our business and evaluate financial and operating performance. These measures include:
Comparable store sales.
Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 116 stores as of May 3, 2020.
New store openings.
Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between May 5, 2019 and May 3, 2020, we opened ten new stores, four of which were in new markets.
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
Adjusted EBITDA and Adjusted EBITDA Margin
. We define “Adjusted EBITDA” as net income (loss) plus interest expense, net, loss on debt refinancing, provision (benefit) for income taxes, depreciation and amortization expense, loss on asset disposal, impairment of long-lived assets, share-based compensation, pre-opening
costs, currency transaction (gains) losses and other costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.
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
Store Operating Income Before Depreciation and Amortization and Store Operating Income Before Depreciation and Amortization Margin.
We define “Store Operating Income Before Depreciation and Amortization” as operating income (loss) plus depreciation and amortization expense, general and administrative expenses and pre-opening
costs. “Store Operating Income Before Depreciation and Amortization Margin” is defined as Store Operating Income Before Depreciation and Amortization divided by total revenues. Store Operating Income Before Depreciation and Amortization Margin allows us to evaluate operating performance of each store across stores of varying size and volume.
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
Presentation of Operating Results
We operate on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. All references to the first quarter of 2020 relate to the
13-week
period ended May 3, 2020. All references to the first quarter of 2019 relate to the
13-week
period ended May 5, 2019. Fiscal 2020 and fiscal 2019 consist of 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
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
We expect that economic and environmental conditions and changes in regulatory legislation will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although there is no assurance that our cost of products will remain stable or that federal, state or local minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increases or wage rate increases might be partially offset by selected menu price increases if competitively appropriate. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the
COVID-19
pandemic on us or our suppliers, third-party service providers, and/or customers.
Thirteen Weeks Ended May 3, 2020 Compared to Thirteen Weeks Ended May 5, 2019
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income (loss).

	Thirteen Weeks Ended May 3, 2020		Thirteen Weeks Ended May 5, 2019
Food and beverage revenues	$ 63,920	40.0%	$148,221	40.8%
Amusement and other revenues	95,886	60.0	215,361	59.2
Total revenues	159,806	100.0	363,582	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	17,344	27.1	38,754	26.1
Cost of amusement and other (as a percentage of amusement and other revenues)	10,728	11.2	22,971	10.7
Total cost of products	28,072	17.6	61,725	17.0
Operating payroll and benefits	43,737	27.4	82,873	22.8
Other store operating expenses	95,672	59.8	106,245	29.2
General and administrative expenses	14,563	9.1	16,846	4.6
Depreciation and amortization expense	35,352	22.1	31,141	8.6
Pre-opening costs	3,823	2.4	7,002	1.9
Total operating costs	221,219	138.4	305,832	84.1

Operating income (loss)	(61,413)	(38.4)	57,750	15.9
Interest expense, net	6,115	3.9	4,056	1.1
Income (loss) before provision (benefit) for income taxes	(67,528)	(42.3)	53,694	14.8
Provision (benefit) for income taxes	(23,984)	(15.1)	11,251	3.1
Net income (loss)	$ (43,544)	(27.2)%	$42,443	11.7%
Change in comparable store sales (1)		(58.6)%		(0.3)%
Company-owned stores at end of period (1)		137		127
Comparable stores at end of period (1)		116		99
(1)	As of the end of the first quarter of fiscal 2020 only one of our 137 stores was open and two stores offered off premises dining. Our store in Duluth (Atlanta), Georgia permanently closed on March 3, 2019 as we did not exercise the renewal option and has been excluded from fiscal 2019 store counts and comparable store sales.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income (loss) to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended May 3, 2020		Thirteen Weeks Ended May 5, 2019
Net income (loss)	$(43,544)	-27.2%	$42,443	11.7%
Interest expense, net	6,115		4,056
Provision (benefit) for income taxes	(23,984)		11,251
Depreciation and amortization expense	35,352		31,141

EBITDA	(26,061)	-16.3%	88,891	24.4%
Loss on asset disposal	153		420
Impairment of long-lived assets	11,549		—
Share-based compensation	(389)		1,825
Pre-opening costs	3,823		7,002
Other costs (1)	147		46

Adjusted EBITDA	$(10,778)	-6.7%	$98,184	27.0%

(1)	Primarily represents costs related to currency transaction (gains) or losses.
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income (loss) to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended May 3, 2020		Thirteen Weeks Ended May 5, 2019
Operating income (loss)	$(61,413)	-38.4%	$57,750	15.9%
General and administrative expenses	14,563		16,846
Depreciation and amortization expense	35,352		31,141
Pre-opening costs	3,823		7,002

Store Operating Income Before Depreciation and Amortization	$(7,675)	-4.8%	$112,739	31.0%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Thirteen Weeks Ended May 3, 2020	Thirteen Weeks Ended May 5, 2019
New store and operating initiatives	$37,046	$51,418
Games	7,908	3,696
Maintenance capital	2,497	6,295

Total capital additions	$47,451	$61,409

Payments from landlords	$—	$14,242

Results of Operations
Revenues
In response to the business disruption caused by the
COVID-19
pandemic, the Company has taken the following actions, related to its store operations:
•	Temporarily closed all its 137 operating stores. The temporary closures were completed on March 20, 2020 (including our one new store that opened on March 16);
•	On April 30, 2020 one store opened to the public with limited food and beverage offerings. Two additional stores offered limited food and beverage for off-premises dining.
Selected revenue and store data for the periods indicated during the first quarter of fiscal 2020 and fiscal 2019 are as follows:

	FY2020			FY2019
	4 week period ending 3/1/20	9 week period ending 5/3/20	Total	4 week period ending 3/3/19	9 week period ending 5/5/19	Total

Revenues	$115,491	$44,315	$159,806	$115,120	$248,462	$363,582
Store operating weeks	544	289	833	490	1,126	1,616
Stores open at end of period	136	1		122	127
Total revenues decreased $203,776, or 56.0%, to $159,806 in the first quarter of fiscal 2020 compared to total revenues of $363,582 in the first quarter of fiscal 2019. The decline in revenue is attributed to fewer store operating weeks in the first quarter of fiscal 2020 as a result of temporary store closures. For the thirteen weeks ended May 3, 2020, we derived 26.3% of our total revenue from food sales, 13.7% from beverage sales, 59.3% from amusement sales and 0.7% from other sources. For the thirteen weeks ended May 5, 2019, we derived 27.7% of our total revenue from food sales, 13.1% from beverage sales, 58.5% from amusement sales and 0.7% from other sources.
Comparable store revenue decreased $9,351, or 8.6%, in the first four-week period of fiscal 2020 compared to the same period of fiscal 2019. Comparable walk-in
revenues, which accounted for 92.5% of comparable store revenue in the four-week period ended March 1, 2020, decreased 8.5% compared to the similar period in fiscal 2019. Comparable store special events revenues, which accounted for 7.5% of comparable store revenue for the four-week period ended March 1, 2020, decreased 9.7% compared to the four-week period ended March 3, 2019. Comparable store sales in the remainder of the first quarter of fiscal 2020 declined $189,381 or 82.2% as store closures resulted in a 77% reduction in comparable store operating weeks compared to the same period in fiscal 2019.
Food sales at comparable stores decreased by $3,407, or 11.7%, to $25,789 in the four-week period ended March 1, 2020 from $29,196 in the similar period in fiscal 2019. Beverage sales at comparable stores decreased by $1,085, or 7.4%, to $13,491 in the first four-week period of fiscal 2020 from $14,576 in the 2019 comparison period. Comparable store amusement and other revenues in the four-week period ended March 1, 2020 decreased by $4,859, or 7.5%, to $60,100 from $64,959 in the comparable four weeks of fiscal 2019. The decrease in sales was due to lower customer volumes.
The decline in comparable store sales in the first four-week period of fiscal 2020 was offset by revenues associated with non-comparable
stores.
Non-comparable
stores contributed an additional $9,668 of revenue and 54 additional operating weeks over the same period of fiscal 2019.
Non-comparable
store revenue for the remainder of the first quarter of fiscal 2020 declined $14,392 compared to the same time period in the first quarter of fiscal 2019. The decrease in non-comparable
store revenue in the remainder of the first quarter of fiscal 2020 was primarily driven by temporary store closures, with a 47% reduction in store operating weeks.
Cost of products
The total cost of products was $28,072 for the first quarter of fiscal 2020 and $61,725 for the first quarter of fiscal 2019. The total cost of products as a percentage of total revenues was 17.6% and 17.0% for the first quarter of fiscal 2020 and fiscal 2019, respectively. Cost of product during the first quarter of 2020 was negatively impacted by the disposal of approximately $522 of inventory associated with store closures.

During the first four weeks of fiscal 2020 cost of food and beverage products decreased to $11,487 compared to $11,920 for the similar period of fiscal 2019. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased 50 basis points to 25.3% for the four-week period ended March 1, 2020 from 25.8% for the four-week period ended March 3, 2019. The favorable decrease in food and beverage costs as a percentage of revenue during this period was primarily driven by higher poultry costs in the prior year due to our “All You Can Eat” wings promotion.
Cost of amusement and other increased to $6,929 in the four-week period ended March 1, 2020 compared to $6,722 in the fiscal 2019 comparison period. The costs of amusement and other, as a percentage of amusement and other revenues, remained relatively unchanged at 9.9% and 9.8% in the first four-week period of fiscal 2020 and fiscal 2019, respectively.
Operating payroll and benefits
Total operating payroll and benefits decreased by $39,136, or 47.2%, to $43,737 in the first quarter of fiscal 2020 compared to $82,873 in the first quarter of fiscal 2019. Nearly all our store workforce with the exception of a small team of essential personnel was furloughed in mid-March.
The total cost of operating payroll and benefits, as a percentage of total revenues, increased 460 basis points to 27.4% in the first quarter of fiscal 2020 compared to 22.8% for the first quarter of fiscal 2019. This increase was due to sales deleveraging as a result of the temporary store closures during the first quarter of fiscal 2020. During the first four weeks of fiscal 2020 total operating payroll and benefits, as a percent of total revenues, increased 50 basis points compared to the same period in fiscal 2019. The unfavorable change was primarily driven by the deleveraging of comparable store management expense on lower sales and higher labor costs typical in our non-comparable
stores.
Other store operating expenses
Other store operating expenses decreased by $10,573, or 10.0%, to $95,672 in the first quarter of fiscal 2020 compared to $106,245 in the first quarter of fiscal 2019. Decreased marketing costs, maintenance and other services were partially offset by a $11,549 charge for impairment of long-lived assets. Other store operating expense during the first four weeks of fiscal 2020 were 30.6% of total revenue, which represents an increase of 105 basis points compared to the same period in fiscal 2019. This increase was due primarily to higher occupancy costs associated with our non-comparable
stores, deleveraging of our occupancy costs on lower comparable store sales, and was partially offset by lower marketing costs in fiscal 2020 due to the absence of costs associated with 2019 menu changes and production costs which were incurred in the comparable 2019 period.
General and administrative expenses
General and administrative expenses decreased by $2,283, or 13.6%, to $14,563 in the first quarter of fiscal 2020 compared to $16,846 in the first quarter of fiscal 2019. The decrease in general and administrative expenses was primarily driven by lower labor and share based compensation costs at our corporate headquarters due to the furloughing of all but a small number of employees during the quarter and reducing pay and benefits for the remaining employees, partially offset by higher professional services costs.
Depreciation and amortization expense
Depreciation and amortization expense increased by $4,211 or 13.5%, to $35,352 in the first quarter of fiscal 2020 compared to $31,141 in the first quarter of fiscal 2019. Increased depreciation due to our 2020 and 2019 capital expenditures for new stores, operating initiatives, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $3,179 to $3,823 in the first quarter of fiscal 2020 compared to $7,002 in the first quarter of fiscal 2019 due to a decrease in the number of new store openings in the current year, as construction was put on hold.
Interest expense, net
Interest expense, net increased by $2,059 to $6,115 in the first quarter of fiscal 2020 compared to $4,056 in the first quarter of fiscal 2019 due primarily to an increase in average outstanding debt, offset slightly by a lower weighted average effective interest rate.

Provision (benefit) for income taxes
The effective tax rate for the thirteen weeks ended May 3, 2020, was a benefit of 35.5%, compared to an effective tax rate of 21.0% for the thirteen weeks ended May 5, 2019, primarily due to the impact of a decrease in operating earnings before income tax as well as the impact of provisions of the CARES Act, including technical amendments to qualified improvement property and the impact of carrying net operating losses from fiscal years 2019 and 2018 back to years with a higher federal corporate income tax rate.

Liquidity and Capital Resources
In response to the business disruption caused by the
COVID-19
pandemic, the Company has taken the following actions to enable it to meet its obligations over the next twelve months:
During the first quarter of fiscal year 2020, we:
•	reduced expenses broadly;
•	canceled or delayed all non-essential planned capital spending for the remainder of fiscal 2020 and halted all planned store openings;
•	suspended our share repurchase program and our dividend;
•	drew down substantially all the remaining credit available under our $500,000 revolving credit facility;
•	negotiated an amendment with our lenders, which included relief from compliance with financial covenants for the first, second and third quarterly periods of fiscal 2020;
•	sold shares of our common stock, which generated net proceeds of $72,144; and
•	began discussions with our landlords, vendors, and other business partners to reduce our lease and contract payments and obtain other concessions, including executing amendments to four of our operating leases, abating or deferring rent obligations of approximately $1,400, generally for a minimum of three months beginning in April 2020, and modifying rents for an additional six months for two of these stores.
In addition, during the second quarter of fiscal 2020, we:
•	continue to negotiate with our lenders for increased borrowing capacity;
•	sold additional shares of common stock, which generated proceeds of $110,600 before offering costs; and
•	continue discussions with our landlords, vendors and other business partners to reduce our lease and contract payments and obtain concessions.
While these measures have been successful in obtaining temporary relief, and we continue to negotiate additional relief measures, given the uncertainty surrounding the timing of re-opening
of our stores and lifting of capacity restrictions and other requirements and how quickly customers will return to our stores, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, substantial doubt exists about our ability to meet our obligations when they become due.
Debt and Derivatives
During the first quarter of fiscal year 2020, we drew down substantially all the available credit under our $500,000 revolving credit facility. Current availability under the revolving credit facility is reduced by $10,147 of outstanding letters of credit, which are used to support our self-insurance programs. As of May 3, 2020, we had $853 of remaining net availability and total outstanding debt obligations of $751,500 under the existing credit facility, which matures in August 2022.
Effective April 14, 2020, we amended our existing credit facility, which included relief from compliance with financial covenants for the quarterly periods ended May 3, 2020, August 2, 2020, and November 1, 2020. During the financial covenant suspension period, a $30,000 liquidity covenant was added as well as certain additional reporting requirements. The interest rate increased to LIBOR plus 2.00% with a LIBOR floor of 1.00%. In connection with the amendment, we incurred debt costs of $2,000, which are payable at the maturity date of the credit facility, with earlier payment required in the event of certain conditions, as defined in the agreement. As of May 3, 2020, the Company’s weighted average interest rate on outstanding borrowings was 3.59%. We expect this rate to increase in future quarters as a result of the amendment. Further, if there is an event of default on our revolving credit facility, the entire balance plus accrued interest may become due and payable or our interest rate could change to the default rate of interest, as defined, which would be higher than the current interest rate.
We use interest rate swaps in the management of our exposure to fluctuations in interest rates on our variable rate credit facility. Our swap agreements with our derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, and repayment of the indebtedness has been accelerated, the Company could also be declared in default on its derivative obligations. Refer to Note 1 of the Unaudited Consolidated Financial Statements for further discussion of our swap agreements, which were de-designated
as hedges effective April 14,2020, the date of the amendment to our credit facility.

Dividends and Share Repurchases
The Company had previously established a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule
10b5-1
of the Exchange Act. At May 3, 2020, we had approximately $172,820 remaining of a total $800,000 share repurchase authorization. The existing share repurchase program expires at the end of fiscal 2020. As a result of the impacts to our business arising from the COVID
-19
pandemic, share purchases and dividend payments have been indefinitely suspended.
Cash Flow Summary
At May 3, 2020, we had cash and cash equivalents of $156,833.
Operating Activities
— Cash flow generated from operations provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations and occupancy costs. Cash provided by or used in operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of cash receipts and payments, and vendor payment terms.
Net cash provided by operating activities decreased $68,923 in the thirteen weeks ended May 3, 2020 compared to the thirteen weeks ended May 5, 2019 driven primarily by the closure of all of our 137 operating stores as of March 20, 2020, offset somewhat by the results of our efforts during our first quarter of fiscal 2020 to actively manage the Company’s daily cash flows, including short payments to landlords.
Investing Activities
— Cash used in investing activities primarily reflects capital expenditures.
During the thirteen weeks ended May 3, 2020, the Company spent approximately $41,000 for new store construction and operating improvement initiatives, $8,000 for game refreshment and $6,000 for maintenance capital.
During the thirteen weeks ended May 5, 2019, we spent approximately $57,700 ($43,500 net of payments from landlords) for new store construction and operating improvement initiatives, $3,800 for game refreshment and $5,700 for maintenance capital.
Financing Activities
— Cash provided by financing activities in the thirteen weeks ended May 3, 2020, primarily reflected $103,250 of net proceeds from borrowings of debt and $72,144 of net proceeds from the issuance of shares of our common stock. In the thirteen weeks ended May 5, 2019, cash used in financing activities primarily reflected approximately $63,500 of share repurchases and approximately $5,500 of cash dividends paid, partially offset by $49,250 of net proceeds from borrowings.
Contractual Obligations and Commitments
Other than the amendment to our credit facility effective April 14, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations since February 2, 2020, as reported on Form
10-K
filed with the SEC on April 3, 2020.
Accounting policies and estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates is included in our annual consolidated financial statements and the related notes in our Annual Report on Form
10-K
filed with the SEC on April 3, 2020.

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
Interest Rate Risk
We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our credit facility. At May 3, 2020, borrowings pursuant to our credit facility of $751,500 bear interest at a floating rate based on LIBOR plus 2.00%, with a LIBOR floor of 1.00%. We currently have an interest rate swap agreement to manage our exposure to interest rate movements on our variable rate credit facility up to the notional amount of $350,000. The agreement converts the floating portion of the interest rate to a fixed interest rate of approximately 2.47% from the effective date of the agreements through the term of our existing credit facility.
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
and
15d-15(f))
that occurred during our first quarter ended May 3, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors
The Company is supplementing the Risk Factors previously disclosed in Item 1A of the Annual Report on Form
10-K
for the fiscal year ended February 2, 2020, (the “Annual Report”). The following risk factor should be read in conjunction with the Risk Factors disclosed in the Annual Report.
The
COVID-19
pandemic has disrupted and is expected to continue to disrupt our business, which could have a material adverse impact on our business, results of operations, liquidity and financial condition for an extended period of time.
The recent outbreak of
COVID-19,
and any other outbreaks of contagious diseases or other adverse public health developments in the United States or worldwide, could have a material adverse effect on our business, results of operations, liquidity and financial condition. In 2020, the
COVID-19
pandemic has significantly impacted the economy in general, and our business specifically, and it will continue to negatively affect our business in a number of ways. These effects could include, but are not limited to:
•	the uncertain and unprecedented impact of the coronavirus and the disease it causes (COVID-19) on our business and operations and the related impact on our liquidity needs;
•	our ability to continue as a going concern;
•	our ability to obtain additional waivers or amendments, and thereafter continue to satisfy covenant requirements (even as they may be amended), under our amended credit agreement and derivative contract payables;
•	our ability to access other funding sources;
•	the duration of government-mandated and voluntary shutdowns, and the impact of ongoing mitigation restrictions on our operations once our stores can reopen;
•	the speed with which our stores safely can be reopened and the level of customer demand following reopening;
•	the economic impact of COVID-19 and related disruptions on the communities we serve; and
•	our overall level of indebtedness.
The extent to which the
COVID-19
pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, results of operations, liquidity and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the
COVID-19
pandemic on us or our suppliers, third-party service providers, and/or customers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There has been no material change in the use of proceeds disclosed in our prospectus supplement to our registration statement on Form
S-3,
filed with the SEC on April 14, 2020.
There were no repurchases of our common stock under our share repurchase plan during the thirteen weeks ended May 3, 2020.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Severance Agreement and Release between John P. Gleason, Dave & Buster’s Entertainment, Inc., and Dave & Buster’s Management Corporation.

10.2*	First Amendment to Amended and Restated Credit Agreement among Dave & Buster’s, Inc., various lenders and Bank of America, N.A., as administrative agent for the lenders.

31.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herein

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: June 11, 2020	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Chief Executive Officer

Date: June 11, 2020	By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Financial Officer