Form 10-Q
period 2020-08-02
Dave & Buster's Entertainment, Inc.
filed 2020-09-10
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 2, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
As of
September
 4, 2020, the registrant had 47,594,912 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM
10-Q
FOR QUARTERLY PERIOD ENDED AUGUST 2, 2020

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 2,	February 2,
	2020	2020
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$224,305	$24,655
Inventories	31,189	34,477
Prepaid expenses	12,751	14,269
Income taxes receivable	23,805	2,331
Other current assets	934	3,245

Total current assets	292,984	78,977
Property and equipment (net of $739,805 and $686,824 accumulated depreciation as of August 2, 2020 and February 2, 2020, respectively)	872,010	900,637
Operating lease right of use assets	1,062,266	1,011,568
Deferred tax assets	21,491	7,639
Tradenames	79,000	79,000
Goodwill	272,650	272,636
Other assets and deferred charges	19,566	19,682

Total assets	$2,619,967	$2,370,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,000	$15,000
Accounts payable	59,539	65,359
Accrued liabilities	238,651	207,452
Income taxes payable	624	3,054

Total current liabilities	313,814	290,865
Deferred income taxes	—	19,102
Operating lease liabilities	1,285,533	1,222,054
Other liabilities	38,603	35,779
Long-term debt, net	731,646	632,689
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 60,422,212 shares at August 2, 2020 and 43,386,852 shares at February 2, 2020; outstanding: 47,594,912 shares at August 2, 2020 and 30,603,340 shares at February 2, 2020	604	434
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	526,253	339,161
Treasury stock, 12,827,300 and 12,783,512 shares as of August 2, 2020 and February 2, 2020, respectively	(595,728)	(595,041)
Accumulated other comprehensive loss	(12,077)	(8,369)
Retained earnings	331,319	433,465

Total stockholders’ equity	250,371	169,650

Total liabilities and stockholders’ equity	$2,619,967	$2,370,139

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 2, 2020	August 4, 2019
Food and beverage revenues	$17,002	$137,921
Amusement and other revenues	33,831	206,678

Total revenues	50,833	344,599
Cost of food and beverage	4,659	36,934
Cost of amusement and other	4,025	22,689

Total cost of products	8,684	59,623
Operating payroll and benefits	13,756	80,927
Other store operating expenses	62,682	104,376
General and administrative expenses	9,278	15,991
Depreciation and amortization expense	35,160	32,745
Pre-opening costs	2,388	4,723

Total operating costs	131,948	298,385

Operating income (loss)	(81,115)	46,214
Interest expense, net	8,163	4,605

Income (loss) before provision (benefit) for income taxes	(89,278)	41,609
Provision (benefit) for income taxes	(30,676)	9,253

Net income (loss)	(58,602)	32,356

Unrealized foreign currency translation gain	304	134
Unrealized gain (loss) on derivatives, net of tax	1,372	(3,373)

Total other comprehensive income ( loss )	1,676	(3,239)

Total comprehensive income (loss)	$(56,926)	$29,117

Net income (loss) per share:
Basic	$(1.24)	$0.91
Diluted	$(1.24)	$0.90
Weighted average shares used in per share calculations:
Basic	47,111,763	35,407,965
Diluted	47,111,763	36,015,710
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share amounts)

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	August 2, 2020	August 4, 2019
Food and beverage revenues	$80,922	$286,142
Amusement and other revenues	129,717	422,039

Total revenues	210,639	708,181
Cost of food and beverage	22,003	75,688
Cost of amusement and other	14,753	45,660

Total cost of products	36,756	121,348
Operating payroll and benefits	57,493	163,800
Other store operating expenses	158,354	210,621
General and administrative expenses	23,841	32,837
Depreciation and amortization expense	70,512	63,886
Pre-opening costs	6,211	11,725

Total operating costs	353,167	604,217

Operating income (loss)	(142,528)	103,964
Interest expense, net	14,278	8,661

Income (loss) before provision (benefit) for income taxes	(156,806)	95,303
Provision (benefit) for income taxes	(54,660)	20,504

Net income (loss)	(102,146)	74,799

Unrealized foreign currency translation loss	(131)	(57)
Unrealized loss on derivatives, net of tax	(3,577)	(5,907)

Total other comprehensive loss	(3,708)	(5,964)

Total comprehensive income (loss)	$(105,854)	$68,835

Net income (loss) per share:
Basic	$(2.59)	$2.07
Diluted	$(2.59)	$2.03
Weighted average shares used in per share calculations:
Basic	39,470,874	36,117,815
Diluted	39,470,874	36,803,001

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirteen Weeks Ended August 2, 2020
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance May 3, 2020	49,578,351	$496	$411,048	12,786,624	$(595,077)	$(13,753)	$389,921	$192,635
Net loss	—	—	—	—	—	—	(58,602)	(58,602)
Unrealized foreign currency translation gain	—	—	—	—	—	304	—	304
Unrealized gain on derivatives, net of tax	—	—	—	—	—	1,372	—	1,372
Share-based compensation	—	—	2,734	—	—	—	—	2,734
Issuance of common stock	10,843,861	108	112,471	—	—	—	—	112,579
Repurchase of common stock	—	—	—	40,676	(651)	—	—	(651)

Balance August 2, 2020	60,422,212	$604	$526,253	12,827,300	$(595,728)	$(12,077)	$331,319	$250,371

	Thirteen Weeks Ended August 4, 2019
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance May 5, 2019	43,323,049	$433	$333,515	6,958,291	$(361,186)	$(3,408)	$390,771	$360,125
Net income	—	—	—	—	—	—	32,356	32,356
Unrealized foreign currency translation gain	—	—	—	—	—	134	—	134
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(3,373)	—	(3,373)
Share-based compensation	—	—	1,907	—	—	—	—	1,907
Issuance of common stock	14,076	—	177	—	—	—	—	177
Repurchase of common stock	—	—		3,400,000	(136,676)	—	—	(136,676)
Dividends declared ($0.15 per share)	—	—	—	—	—	—	(5,348)	(5,348)

Balance August 4, 2019	43,337,125	$433	$335,599	10,358,291	$(497,862)	$(6,647)	$417,779	$249,302

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Twenty-Six Weeks Ended August 2, 2020
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 2, 2020	43,386,852	$434	$339,161	12,783,512	$(595,041)	$(8,369)	$433,465	$169,650
Net loss	—	—	—	—	—	—	(102,146)	(102,146)
Unrealized foreign currency translation loss	—	—	—	—	—	(131)	—	(131)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(3,577)	—	(3,577)
Share-based compensation	—	—	2,345	—	—	—	—	2,345
Issuance of common stock	17,035,360	170	184,747	—	—	—	—	184,917
Repurchase of common stock	—	—	—	43,788	(687)	—	—	(687)

Balance August 2, 2020	60,422,212	$604	$526,253	12,827,300	$(595,728)	$(12,077)	$331,319	$250,371

	Twenty-Six Weeks Ended August 4, 2019
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 3, 2019	43,177,476	$432	$331,255	5,655,391	$(297,129)	$(683)	$353,962	$387,837
Cumulative effect of a change in accounting principle, net of tax							(145)	(145)
Net income	—	—	—	—	—	—	74,799	74,799
Unrealized foreign currency translation loss	—	—	—	—	—	(57)	—	(57)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(5,907)	—	(5,907)
Share-based compensation	—	—	3,732	—	—	—	—	3,732
Issuance of common stock	159,649	1	612	—	—	—	—	613
Repurchase of common stock	—	—		4,702,900	(200,733)	—	—	(200,733)
Dividends declared ($0.30 per share)	—	—	—	—	—	—	(10,837)	(10,837)

Balance August 4, 2019	43,337,125	$433	$335,599	10,358,291	$(497,862)	$(6,647)	$417,779	$249,302

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	August 2, 2020	August 4, 2019
Cash flows from operating activities:
Net income (loss)	$(102,146)	$74,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	70,512	63,886
Non-cash interest expense	2,201	—
Impairment of long-lived assets	13,727	—
Deferred taxes	(31,609)	4,659
Loss on disposal of fixed assets	417	826
Share-based compensation	2,345	3,732
Other, net	173	376
Changes in assets and liabilities:
Inventories	3,288	(94)
Prepaid expenses	2,089	(4,811)
Income tax receivable	(21,474)	311
Other current assets	2,311	(444)
Other assets and deferred charges	107	(1,163)
Accounts payable	6,646	(428)
Accrued liabilities	37,522	22,057
Income taxes payable	(2,430)	(7,362)
Other liabilities	2,817	346

Net cash provided by (us e d in ) operating activities	(13,504)	156,690

Cash flows from investing activities:
Capital expenditures	(63,486)	(117,875)
Proceeds from sales of property and equipment	152	375

Net cash used in investing activities	(63,334)	(117,500)

Cash flows from financing activities:
Proceeds from debt	138,000	233,000
Payments of debt	(38,500)	(59,500)
Net proceeds from the issuance of common stock	182,207	—
Proceeds from the exercise of stock options	359	613
Repurchase of common stock under share repurchase program	—	(200,147)
Dividends paid	(4,891)	(10,837)
Repurchases of common stock to satisfy employee withholding tax obligations	(687)	(586)

Net cash provided by (used in) financing activities	276,488	(37,457)

Increase in cash and cash equivalents	199,650	1,733
Beginning cash and cash equivalents	24,655	21,585

Ending cash and cash equivalents	$224,305	$23,318

Supplemental disclosures of cash flow information:
Decrease in fixed asset accounts payable	$(12,466)	$(6,101)
Cash paid for income taxes, net	$752	$22,850
Cash paid for interest, net	$11,295	$8,050
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1: Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements include the accounts of Dave & Buster’s Entertainment, Inc. (referred to herein as the “Company”, “we,” “us” and “our”), any predecessor companies and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), which owns 100% of the outstanding common stock of Dave & Busters, Inc. (“D&B Inc”), the operating company. All intercompany balances and transactions have been eliminated in consolidation. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. As of August 2, 2020, we owned and operated 137 stores located in 39 states, Puerto Rico and one Canadian province.
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
10-K
as filed with the SEC.
Going concern —
During
 the period from March 14, 2020 to March 20, 2020, the Company

c
losed
100
% of its
137
operating stores in compliance with guidance and orders issued by federal, state and local governments to combat the spread of the
COVID-19
pandemic. The extent of impact of these conditions will be based in part on the duration of the store closures or re-opening
of stores at full capacity and the timing and extent of customers re-engaging
with the brand. During our first quarter, one store
re-opened
to the public with limited food and beverage offerings and two additional stores offered off-premise
dining options. During our second quarter, we have progressively re-opened
limited operations in an additional
83
stores in
27

states, Puerto Rico and Canada. Subsequent to the end of our second quarter, we re-opened
one store and opened a new store located in Manchester, New Hampshire. As of September 4, 2020, 52 stores are closed due to jurisdictional restrictions. The Company is unable to determine whether, when or the manner in which the conditions surrounding the
COVID-19
pandemic will change, including when any restrictions or closure requirements will be lifted or potentially re-imposed
in certain states or local jurisdictions, whether it will be able to successfully staff stores, and the degree to which it will be able to re-engage
customers. These developments have caused a material adverse impact on the Company’s revenues, results of operations and cash flows, including the Company’s ability to meet its obligations when due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued.
The Company has taken several steps to reduce operating costs and to conserve cash. The Company initially furloughed nearly all its workforce, except a small team of essential personnel and temporarily reduced pay and benefits for the remaining employees for a twelve-week period. On March 18, 2020, the Company borrowed substantially all the remaining availability under its revolving credit facility, and the Company continues to actively manage its daily cash flows. During our first and second quarter, the Company obtained additional liquidity through the sale of common stock, which resulted in net proceeds of $182,207.
Additionally, the Company initiated ongoing discussions with landlords and other vendors to negotiate relief from cash payments under existing lease and trade payable obligations. As of August 2, 2020, a total of 92 rent relief agreements related to our operating locations and corporate headquarters were executed, which generally provide for full deferral for three months beginning April 2020, with partial deferral continuing for periods of up to six months, at approximately 50% of those locations. We have also been successful in negotiating extended and reduced payment terms with several vendors.
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
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the twenty-six
weeks ended August 2, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending January 31, 2021.
Cash and cash equivalents
— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. There was no book overdraft as of August 2, 2020. A book overdraft of $14,026 is presented in “Accounts payable” in the Consolidated Balance Sheets as of February 2, 2020. Changes in the book overdraft position are presented within “Net cash provided by
(used in)
operating activities” within the Consolidated Statements of Cash Flows.
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

During the first quarter
of

fiscal
2020, each store’s past and present operating performance was reviewed in combination with projected future results primarily through projected undiscounted cash flows that included management’s current expectation of future financial impacts from
COVID-19.
If the store’s assets
were

not
determined to be

recoverable
through comparison of the asset’s carrying value to its undiscounted cash flows, the Company compared the carrying amount of each store’s assets to its fair value as estimated by management to calculate the impairment amount The fair value of the store’s assets is generally determined using a discounted cash flow projection model, which is based on Level Three inputs. Store asset impairment charges represent the excess of the carrying amount over the estimated fair value of the store asset.

The Company recorded an impairment charge for its long-lived assets, including ROU assets, of $6,746 during the first qu
ar
ter of fis
c
al

2020, primarily driven by the expected impact of the
COVID-19
pandemic on future cash flows of specific stores.

During the second quarter of fiscal 2020, the Company did not identify additional triggering events which would require a change in management’s estimate regarding the recoverability of store asset values, and no

a
dditional
impairment related to our operating stores was recognized
.
The Company has determined no events and circumstances existed during the twenty-six
week
s
ended August 2, 2020 that would indicate it is more likely than not that its goodwill or tradename are impaired. The ultimate severity and longevity of the
COVID-19
pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
Additionally, the Company
is c
ontinu
ing
 discussions to terminate or delay possession on several executed lease contracts that have not yet commenced. The Company is also curtailing several potential new store projects that were in the early stage of development. During the thirteen and twenty-six
weeks ended August 2, 2020, we recorded an impairment loss and related contract termination costs of $2,178 and $6,981 related to these projects, which is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).

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
The Company initially designated its interest rate swap agreements as a cash flow hedge and accounted for the underlying activity in accordance with hedge accounting. Effective April 14, 2020, the Company amended its existing credit facility agreement to obtain relief from its financial covenants, and as a result, the variable interest rate terms were modified to create an interest rate floor of
1.00%. Accordingly, and as a result of the current forward interest rate curve, the Company discontinued the hedging relationship as of April 14, 2020
(de-designation
date). Given the continued existence of the hedged interest payments, the Company will reclassify its accumulated other comprehensive loss
of $
17,609
as of the de-
d
e
si
gnation
date
into “Interest expense, net” using a straight-line approach over the remaining life of the originally designated hedging relationship.
The
amount of
pre-tax
losses in accumulated other comprehensive loss that was reclassified into interest expense subsequent to the de-designation
date was $
1,887
and $
2,201
 for the thirt
een and twenty
-six weeks ended August 2, 2020
, respectively, and the Company expects to reclassify $
7,547
within the next twelve months. Effective with the
de-designation,
any gain or loss on the derivatives are recognized in earnings in the period in which the change occurs. For the thirteen and twenty-six
weeks ended August 2, 2020, a loss of $
976
and $
1,796
was recognized,
respectively,
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
The following derivative instruments were outstanding as of the end of the periods indicated:

		Fair Value
	Balance Sheet Location	August 2, 2020	February 2, 2020
Interest rate swaps	Accrued liabilities	$(8,215)	$(3,518)
Interest rate swaps	Other liabilities	(8,724)	(6,967)

Total derivatives (1)		$(16,939)	$(10,485)

(1)	The balance at August 2, 2020 relates to our swap agreements after hedge accounting was discontinued, effective April 14, 2020.
The following table summarizes the activity in accumulated other comprehensive loss related to our derivative instruments:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Amount of loss recorded in accumulated other comprehensive income	$—	4,668	$7,602	8,140
Amount of loss reclassified into income (1)	$(1,887)	(27)	$(2,680)	(12)
Income tax expense (benefit) in accumulated other comprehensive income	$515	(1,268)	$(1,345)	(2,221)

(1)	Amounts reclassified into income are included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income (Loss).
Revenue recognition
— Amusement revenues are primarily recognized upon utilization of game play credits on power cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes in our WIN! area. We have deferred a portion of amusement revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. During the thirteen and twenty-six weeks ended August 2, 2020, we recognized revenue of approximately $
2,500 and $
12,100
, respectively, related to the amount in deferred amusement revenue as of the end of fiscal 2019.

In jurisdictions where we do not have a legal obligation to remit unredeemed gift card balances to a legal authority, we recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirteen and twenty-six
weeks ended August 2, 2020, we recognized revenue of approximately $
140
and $1,440, respectively, related to the amount in deferred gift card revenue as of the end of fiscal 2019, of which approximately $
40
and $210 was breakage revenue.
Stockholders’ equity
— Our Board
 of Directors has approved a share repurchase program under which the Company may repurchase shares on the open market, through privately negotiated transactions and through trading plans. The total share repurchase authorization is $800,000 and the share repurchase authorization expires at the end of fiscal 2020. During the twenty-six
week
s
ended August 2, 2020, the Company indefinitely suspended all share repurchase activity. As of August 2, 2020, we have approximately $172,820 of share repurchase authorization remaining under the current plan.
In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the twenty-six
weeks ended August 2, 2020 and August 4, 2019, we withheld 43,788 and 11,336 shares of common stock to satisfy $687 and $586 of employees’ tax obligations, respectively. The share activity in the twenty-six
weeks ended August 2, 2020 includes the settlements of $2,351 cash obligations through the issuance of 150,455 shares of common stock.
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
On April 14, 2020, pursuant to an open market sale agreement, the Company sold 6,149,936 shares of its common stock at a price of $12.20 per share, for proceeds of $75,000, prior to deducting offering expenses related to the offering. On May 4, 2020, the Company entered into an underwriting agreement, pursuant to which it sold 9,578,545 shares of its common stock at a price of $10.44 per share, and on May 18, 2020, the underwriter exercised its over-allotment option for an additional 1,014,871 shares at $10.44 per share, resulting in additional proceeds of $110,600 prior to deducting offering costs.
On June 23, 2020, shareholders approved a proposal to amend our 2014 Omnibus Incentive Plan (“Plan”) to increase the number of shares available for awards under the Plan by 3,000,000 shares.
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
Note 2: Accrued Liabilities
Accrued liabilities consist of the following as of the end of each period:

	August 2, 2020	February 2, 2020
Deferred amusement revenue	$78,159	$75,113
Current portion of operating lease liabilities, net (1)	52,636	45,611
Rent payable (note 4)	31,589	—
Variable rent liabilities (note 4)	9,037	1,331
Deferred gift card revenue	10,832	11,253
Property taxes	9,936	7,226
Compensation and benefits	8,664	23,421
Current portion of derivatives	8,215	3,518
Current portion of long-term insurance	6,200	6,500
Utilities	4,219	4,442
Customer deposits	1,840	4,324
Inventory liabilities	1,737	2,179
Sales and use taxes	973	4,000
Dividend payable	—	4,891
Other	14,614	13,643

Total accrued liabilities	$238,651	$207,452

(1)
The balance of leasehold incentive receivables of $2,231 and $6,339 at August 2, 2020 and February 2, 2020, respectively, is reflected as a reduction of the current portion of operating lease liabilities.

Note 3: Debt
Long-term debt consists of the following as of:

	August 2, 2020	February 2, 2020
Credit facility — term	$258,750	$266,250
Credit facility — revolver	489,000	382,000

Total debt outstanding	747,750	648,250
Current installments — term	(15,000)	(15,000)
Debt issuance costs — term	(1,104)	(561)

Long-term debt, net	$731,646	$632,689

On August 17, 2017, we entered into a senior secured credit facility that provides a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. The $500,000 revolving credit facility includes a $35,000 letter of credit sub-facility
and a $15,000 swing loan
sub-facility.
The revolving credit facility is available to provide financing for general purposes. Principal payments on the term loan facility are $3,750 per quarter through maturity, when the remaining balance is due. Our current credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. As of August 2, 2020, we had letters of credit outstanding of $9,686 and an unused commitment balance of $1,314 under of revolving credit facility.

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
Our credit facility contains restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our credit facility requires us to maintain certain financial ratio covenants.
Effective April 14, 2020, we amended our existing credit facility, which included relief from compliance with financial covenants for the quarterly periods ended May 3, 2020, August 2, 2020 and November 1, 2020. During the financial covenant suspension period, a $30,000 liquidity covenant was added as well as certain additional reporting requirements, and the termination of additional borrowings under our revolving credit facility during the suspension period. The interest rate increased to LIBOR plus 2.00% with a LIBOR floor of 1.00%. For the twenty-six
weeks ended August 2, 2020,

and August 4, 2019, the Company’s weighted average interest rate on outstanding borrowings was 3.98% and 4.11%, respectively. In connection with the amendment, we incurred debt costs of $2,000, which are being amortized over the life of the credit facility. These costs are payable at the maturity date of the credit facility, with earlier payment required in the event of certain conditions, as defined in the agreement.
Interest expense, net
— The following table sets forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Interest expense on credit facilities	$5,865	4,708	$11,163	8,903
Interest associated with swap agreements	1,887	27	2,680	12
Amortization of issuance cost	411	198	654	396
Interest income	—	(25)	(22)	(51)
Capitalized interest	—	(303)	(197)	(599)

Total interest expense, net	$8,163	$4,605	$14,278	$8,661
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
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows for the fiscal year ended:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Operating lease cost	$33,321	30,448	$66,884	60,240
Variable lease cost	5,688	6,713	13,054	14,643
Short-term lease cost	140	116	227	217

Total	$39,149	$37,277	$80,165	$75,100

During the
twenty-six
weeks ended August 2, 2020, the Company entered into 92 rent relief agreements with our respective landlords on operating locations and our corporate headquarters. Under these agreements, certain rent payments will be abated, deferred or modified without penalty for various periods, generally providing for full deferral for three months beginning April 2020, with partial deferrals continuing for periods of up to six months at approximately 50% of those locations. The Company has elected to account for lease concessions and deferrals resulting directly from
COVID-19
as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial increase in the Company’s obligations. During the twenty-six
weeks ended August 2, 2020, 84 of our 92 rent relief agreements qualified for this accounting election, and the remaining eight agreements were treated as lease modifications, primarily due to a significant extension of the lease term. Further, as a result of the
COVID-19
pandemic and its impact on our financial condition, the Company has chosen not to pay the majority of its remaining facility operating lease obligations as they become due for properties without rent relief agreements as of the end of the second quarter. As of August 2, 2020, we have bifurcated our current operating lease liabilities into the portion that remains subject to accretion and the portion that is accounted for as a deferral of payments or as short payments.
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
The Company is currently a defendant in several lawsuits filed in courts in California alleging violations of California Business and Professions Code, industry wage orders, wage-and-hour
laws and rules and regulations pertaining primarily to the failure to pay proper regular and overtime wages, failure to pay for missed meals and rest periods, pay stub violations, failure to pay all wages due at the time of termination and other employment related claims (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or Private Attorneys General Act representative actions and seek substantial damages and penalties. With respect to a portion of the California Cases, the Company has estimated and accrued for the most likely amount of loss. Where the Company has determined that a loss is reasonably possible but not probable, the Company is unable to estimate the amount or range of the reasonably possible loss due to the inherent difficulties of predicting the outcome of uncertainties regarding legal proceedings. The Company’s assessments are based on assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Management’s assessment of these California Cases could change because of future determinations or the discovery of facts that are not presently known. Accordingly, the ultimate costs of resolving these cases may be substantially higher or lower than estimated. The Company is aggressively defending these cases.
Note 6: Earnings per share
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested), unvested time-based restricted stock units (RSU’s) and unvested performance RSU’s to the extent performance measures were attained as of the end of the reporting period, calculated using the treasury-stock method. Potential dilutive shares are excluded from the computation of earnings per share (“EPS”) if their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. The weighted average anti-dilutive options excluded from the calculation of common equivalent shares were 160,967 and 97,502 in the thirteen and twenty-six
weeks ended August 4, 2019.

The following table sets forth the computation of EPS, basic and diluted for the periods indicated:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 2, 2020	August 4, 2019
Numerator:
Net income (loss)	$(58,602)	$32,356
Denominator:
Weighted average number of common shares outstanding (basic)	47,111,763	35,407,965
Weighted average dilutive impact of equity-based awards (1)	—	607,745
Weighted average number of common and common equivalent shares outstanding (diluted)	47,111,763	36,015,710
Net income (loss) per share:
Basic	$(1.24)	$0.91
Diluted	$(1.24)	$0.90

	Twenty-Six Weeks Ended August 2, 2020	Twenty-Six Weeks Ended August 4, 2019
Numerator:
Net income (loss)	$(102,146)	$74,799
Denominator:
Weighted average number of common shares outstanding (basic)	39,470,874	36,117,815
Weighted average dilutive impact of equity-based awards (1)	—	685,186
Weighted average number of common and common equivalent shares outstanding (diluted)	39,470,874	36,803,001
Net income (loss) per share:
Basic	$(2.59)	$2.07
Diluted	$(2.59)	$2.03

(1)	Due to the net loss for the thirteen and twenty-six weeks ended August 2, 2020, zero incremental shares are included because the effect would be anti-dilutive.
Note 7: Share-Based Compensation
Compensation expense related to stock options, time-based and performance-based RSU’s is included in general and administrative expenses and is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Stock options	$290	804	$830	1,563
RSU’s	2,444	1,103	1,515	2,169

Share-based compensation expense	$2,734	$1,907	$2,345	$3,732

Transactions related to stock option awards during the
twenty-six
weeks ended August
2
,
2020
were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number	Wtd. Avg.	Number	Wtd. Avg.
	of Options	Exercise Price	of Options	Exercise Price
Outstanding at February 2, 2020	1,323,495	$36.97	266,900	$6.72
Granted	—	—	—	—
Exercised	—	—	(79,142)	4.54
Forfeited	(82,741)	38.60	—	—

Outstanding at August 2, 2020	1,240,754	$36.86	187,758	$7.64

Exercisable at August 2, 2020	1,037,513	$34.49	187,758	$7.64

The total intrinsic value of options exercised during the
twenty-six
weeks ended August
2
,
2020
was $
792
. The unrecognized expense related to our stock option plan totaled approximately $
1,157
as of August
2
,
2020
and will be expensed over a weighted average period of
1.5
years.
Transactions related to time-based and performance-based RSU’s during the twenty-six
weeks ended August
2
,
2020
, were as follows:

		Wtd. Avg.
	Shares	Fair Value
Outstanding at February 2, 2020	216,815	$51.58
Granted	1,061,926	12.74
Change in performance units	4,352	59.67
Vested	(62,411)	53.81
Forfeited	(48,409)	28.14

Outstanding at August 2, 2020	1,172,273	$17.27

Fair value of our time-based and performance-based RSU’s is based on our closing stock price on the date of grant. The unrecognized expense related to our time-based and performance-based RSU’s was $12,658 as of August 2, 2020 and will be expensed over a weighted average period of 2.3 years.
During the
twenty-six
weeks ended August 2, 2020 and August 4, 2019, excess tax expense (benefit) of $477 and ($884), respectively, were recognized as an expense (benefit) in the “Provision (benefit) for income taxes” in the Consolidated Statement of Comprehensive Income (Loss) and classified as a source in operating activities in the Consolidated Statement of Cash Flows.
Note 8: Income Taxes
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). Intended to provide economic relief to those impacted by the
COVID-19
pandemic, the CARES Act includes provisions, among others, addressing the carryback of net operating losses for specific periods, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for the deferral of the employer-paid portion of social security taxes. As of August 2, 2020, we have elected to defer employer-paid portion of social security taxes of $1,448, which is included in “Other liabilities” in the Consolidated Balance Sheets.
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annualized effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period. Due to the uncertainty created by the events surrounding the
COVID-19
pandemic, the actual effective tax rate for the year to date period was used to calculate the income tax benefit for the twenty-six
weeks ended August 2, 2020. The effective tax rate for the
twenty-six
weeks ended August 2, 2020, was a benefit of 34.9%, compared to an effective tax rate of 21.5% for the twenty-six
weeks ended August 4, 2019, primarily due to the impact of a decrease in operating earnings before income tax and the impact of the tax provisions within the CARES Act. As a result of the impact of the technical amendments for qualified improvement property within the CARES Act, the Company generated a taxable loss in 2019, which together with the taxable loss in 2020, can now be carried back to prior years when the statutory federal tax rate was at 35.0%.

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
Recent Developments
On March 11, 2020, the World Health Organization declared the
COVID-19
outbreak to be a global pandemic and on March 13, 2020, the United States declared a National Public Health Emergency. As a result, several state and local mandates were implemented that encouraged the practice of social distancing, placed restrictions from individuals gathering in groups and, in many areas, placed complete restrictions on non-essential
movement outside of the home. Shortly after the national emergency declaration, state and local officials began placing restrictions on restaurants, some of which allowed
To-Go
or curbside service only while others limited capacity in the dining room or midway. By March 20, 2020, all of our 137 operating stores were temporarily closed. During our first quarter, one store re-opened
to the public with limited food and beverage offerings and two additional stores offered off-premise
dining options. During our second quarter, we have progressively re-opened
limited operations in an additional 83 stores in 27 states, Puerto Rico and Canada. Additionally, eight stores were re-opened
during the second quarter and subsequently closed prior to August 2, 2020, due to changes in jurisdictional operating limits. Our scaled-down operating model includes a limited
15-item
menu, reduced dining capacity and games in our midway for social distancing, reduced operating hours and reduced staffing levels designed to be responsive to restrictions imposed by various jurisdictions related to
COVID-19
re-openings.
Subsequent to the end of our second quarter, we
re-opened
one store and opened a new store located in Manchester, New Hampshire. As of September 4, 2020, 52 stores are closed due to jurisdictional restrictions.
As a result of these developments, the Company is experiencing a significant decrease in traffic which has impacted the Company’s operating results during the thirteen and twenty-six
weeks ended August 2, 2020. We expect our operating results to continue to be severely impacted until such time that state and local restrictions are lifted, and our dining rooms and midways can re-open
at full capacity. We cannot predict how long the pandemic will last or when the state and local restrictions will be lifted or potentially re-imposed.
In addition, we cannot predict how quickly our guests will return to our restaurants once such restrictions have been lifted or the impact this will have on consumer spending habits.
In response to the pandemic, the Company and its Board of Directors implemented the following measures to enhance financial flexibility:

•
reduced expenses broadly, including by furloughing all of our hourly store team members and approximately 94% of store management personnel, on or about March 19, 2020, while enacting
12-week
salary reductions for remaining managers. In addition, effective March 24, 2020, the Company furloughed all but a small team of essential corporate and administrative staff, enacted
12-week
salary reductions ranging from 10% to 50%, and suspended all cash board fees through the remainder of fiscal 2020;

•	canceled or delayed all non-essential planned capital spending for the remainder of fiscal 2020;

•	halted or delayed planned store openings after our one store opening in Chattanooga, TN, on March 16, 2020, including delayed construction through the second quarter of fiscal 2020;

•	stopped work on future planned sites and commenced negotiations to terminate related contracts, as applicable;

•	suspended our share repurchase program and declaration of dividends;

•	drew down substantially all the remaining credit available under our $500,000 revolving credit facility;

•	sold shares of our common stock, which generated gross proceeds of approximately $185,600; and

•
negotiated with our landlords, vendors, and other business partners to temporarily reduce our lease and contract payments and obtain other concessions. As of August 2, 2020, a total of 92 rent relief agreements related to our operating locations and corporate headquarters were executed, which generally provide for full deferral for three months beginning April 2020, with partial deferral continuing for periods of up to six months, at approximately 50% of those locations.

The
re-opening
process has been a gradual one with the safety of our employees and guests as our top priority. All of our re-opened
stores are operating with streamlined menus, reduced games, new seating and game configurations, reduced operating hours, and reduced staff levels. As dining room and midway restrictions continue to ease and sales begin to improve, some labor inefficiencies and increased cleaning and supply costs are anticipated as stores adjust to improved sales volumes and enhanced health and safety protocols. On an ongoing basis, we will also continue to pursue long-term operating efficiencies and fixed cost restructuring opportunities.
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
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance. These measures include:
Comparable store sales.
Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. As of August 2, 2020, our comparable store base consisted of 115 stores, of which 47 stores were closed.
New store openings.
Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between August 4, 2019 and August 2, 2020, we opened seven new stores (six in fiscal 2019 and one in fiscal 2020).
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
Presentation of Operating Results
We operate on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. All references to the second quarter of 2020 relate to the
13-week
period ended August 2, 2020. All references to the second quarter of 2019 relate to the
13-week
period ended August 4, 2019. Fiscal 2020 and fiscal 2019 consist of 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
Store-Level Variability, Quarterly Fluctuations, Seasonality and Inflation
We have historically operated stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs.
Our new stores historically open with sales volumes in excess of their expected long-term run-rate
levels, which we refer to as a “honeymoon” effect. We expect our new store sales volumes in year two to be 10% to 20% lower than our year one targets, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store, the number and timing of new store openings may result in significant fluctuations in quarterly results.

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
Thirteen Weeks Ended August 2, 2020 Compared to Thirteen Weeks Ended August 4, 2019
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income (loss).

	Thirteen Weeks Ended August 2, 2020		Thirteen Weeks Ended August 4, 2019
Food and beverage revenues	$17,002	33.4%	$137,921	40.0%
Amusement and other revenues	33,831	66.6	206,678	60.0

Total revenues	50,833	100.0	344,599	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	4,659	27.4	36,934	26.8
Cost of amusement and other (as a percentage of amusement and other revenues)	4,025	11.9	22,689	11.0

Total cost of products	8,684	17.1	59,623	17.3
Operating payroll and benefits	13,756	27.1	80,927	23.5
Other store operating expenses	62,682	123.2	104,376	30.3
General and administrative expenses	9,278	18.3	15,991	4.6
Depreciation and amortization expense	35,160	69.2	32,745	9.5
Pre-opening costs	2,388	4.7	4,723	1.4

Total operating costs	131,948	259.6	298,385	86.6

Operating income (loss)	(81,115)	(159.6)	46,214	13.4
Interest expense, net	8,163	16.0	4,605	1.3

Income (loss) before provision (benefit) for income taxes	(89,278)	(175.6)	41,609	12.1
Provision (benefit) for income taxes	(30,676)	(60.3)	9,253	2.7

Net income (loss)	$(58,602)	(115.3)%	$32,356	9.4%

Change in comparable store sales (1)		(87.0)%		(1.8)%
Company-owned stores at end of period (1)		137		130
Comparable stores at end of period (1)		115		99

(1)
As of the end of the second quarter of fiscal 2020, 84 of our 137 stores were open. Our comparable store count as of the end of the second quarter of fiscal 2020 excludes a store in Chicago, Illinois which is near the end of its lease term which the Company has decided not to re-open.
Our store in Duluth (Atlanta), Georgia permanently closed on March 3, 2019 as we did not exercise the renewal option and has been excluded from fiscal 2019 store counts and comparable store sales.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income (loss) to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended August 2, 2020		Thirteen Weeks Ended August 4, 2019
Net income (loss)	$(58,602)	-115.3%	$32,356	9.4%
Interest expense, net	8,163		4,605
Provision (benefit) for income taxes	(30,676)		9,253
Depreciation and amortization expense	35,160		32,745

EBITDA	(45,955)	-90.4%	78,959	22.9%
Loss on asset disposal	264		406
Impairment of long-lived assets	2,178		—
Share-based compensation	2,734		1,907
Pre-opening costs	2,388		4,723
Other costs (1)	(88)		(13)

Adjusted EBITDA	$(38,479)	-75.7%	$85,982	25.0%

(1)	Primarily represents costs related to currency transaction (gains) or losses.
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income (loss) to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended August 2, 2020		Thirteen Weeks Ended August 4, 2019
Operating income (loss)	$(81,115)	-159.6%	$46,214	13.4%
General and administrative expenses	9,278		15,991
Depreciation and amortization expense	35,160		32,745
Pre-opening costs	2,388		4,723

Store Operating Income Before Depreciation and Amortization	$(34,289)	-67.5%	$99,673	28.9%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Thirteen Weeks Ended August 2, 2020	Thirteen Weeks Ended August 4, 2019
New store and operating initiatives	$1,921	$40,029
Games	810	6,146
Maintenance capital	838	4,190

Total capital additions	$3,569	$50,365

Payments from landlords	$4,014	$7,099

Results of Operations
Revenues
In response to the business disruption caused by the
COVID-19
pandemic, the Company has taken the following actions, related to its store operations:

•	Temporarily closures of all of our 137 stores, completed by March 20, 2020 (including our one new store opening March 16);

•	On April 30, 2020, one store re-opened to the public with limited food and beverage offerings. Two additional stores offered limited food and beverage for off-premises dining; and

•
During the thirteen weeks ended August 2, 2020, an additional 83 stores were re-opened.
These stores are operating with limited menus, reduced dining room seating, reduced games in the midway, reduced operating hours and other restrictions referred to as “limited operations”.

Selected revenue and store data for the periods indicated are as follows:

	Thirteen weeks ended August 2, 2020	Thirteen weeks ended August 4, 2019	Change
Total revenues	$50,833	$344,599	$(293,766)
Total store operating weeks	628	1,674	(1,046)
Comparable store revenues	$40,201	$308,995	$(268,794)
Comparable store operating weeks	493	1,495	(1,002)
Noncomparable store revenues	$10,435	36,487	$(26,052)
Noncomparable store operating weeks	135	179	(44)
Other revenues	$197	$(883)	$1,080
Total revenues decreased $293,766, or 85.2%, to $50,833 in the second quarter of fiscal 2020 compared to total revenues of $344,599 in the second quarter of fiscal 2019. The decline in revenue is attributable primarily to fewer store operating weeks in the second quarter of fiscal 2020 as a result of temporary store closures, lower customer volumes due to limited food and beverage and amusement operations and the canceling or postponement of special events as a result of the
COVID-19
pandemic. For the thirteen weeks ended August 2, 2020, we derived 22.2% of our total revenue from food sales, 11.2% from beverage sales, and 66.6% from amusement sales and less than 0.1% from other sources. For the thirteen weeks ended August 4, 2019, we derived 28.0% of our total revenue from food sales, 12.0% from beverage sales, 59.1% from amusement sales and 0.9% from other sources.
Comparable store revenue decreased $268,794 or 87.0%, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, due primarily to a 67.0% reduction in comparable store operating weeks and lower customer volumes as stores re-opened
with limited operations. During the second quarter of fiscal 2020, the number of comparable stores operating increased from one at the beginning of the quarter to 68 at the end of the quarter. Our individual comparable stores generally experienced gradual increases in weekly sales performance as operating weeks increased. Individual store performance after re-opening
was impacted by changes in local operating restrictions and consumer reactions to changes in local
COVID-19
infection rates.
Food sales at comparable stores decreased by $77,714, or 89.6%, to $8,982 in the second quarter of fiscal 2020 from $86,696 in the second quarter of fiscal 2019. Beverage sales at comparable stores decreased by $32,508, or 87.5%, to $4,652 in the second quarter of fiscal 2020 from $37,160 in the 2019 comparison period. Comparable store amusement and other revenues in the second quarter of fiscal 2020 decreased by $158,572, or 85.7%, to $26,567 from $185,139 in the comparable thirteen weeks of fiscal 2019. The
COVID-19
pandemic driven reduction in operating hours and product offerings contributed to a shift in our comparable store revenue mix away from food and beverage revenues to amusements and other revenues of approximately 600 basis points when compared to the second quarter of fiscal 2019.
Non-comparable
store revenue decreased $26,052 in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, for the same reasons noted above, including 44 fewer store operating weeks.

Cost of products
The total cost of products was $8,684 for the second quarter of fiscal 2020 and $59,623 for the second quarter of fiscal 2019. The total cost of products as a percentage of total revenues was relatively unchanged at 17.1% for the second quarter of fiscal 2020 compared to 17.3% for the second quarter of fiscal 2019.
Cost of food and beverage products decreased to $4,659 compared to $36,934 for the second quarter of fiscal 2019. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 60 basis points to 27.4% for the second quarter of fiscal 2020 from 26.8% for the second quarter of fiscal 2019. Cost of food and beverage products during the second quarter of 2020 was negatively impacted by a shift in mix to poultry resulting from our streamlined menu offering and food and beverage spoilage costs of approximately $500 associated with store closures, offset by cost reductions resulting from vendor payment negotiations.
Cost of amusement and other decreased to $4,025 in the second quarter of fiscal 2020 compared to $22,689 in the second quarter of fiscal 2019. The costs of amusement and other, as a percentage of amusement and other revenues, increased 90 basis points to 11.9% for the second quarter of fiscal 2020 from 11.0% in the second quarter of fiscal 2019, due primarily to a shift in ticket redemption patterns.
Operating payroll and benefits
Total operating payroll and benefits decreased by $67,171, or 83.0%, to $13,756 in the second quarter of fiscal 2020 compared to $80,927 in the second quarter of fiscal 2019. Nearly all of our store workforce, with the exception of a small team of essential personnel, were furloughed in mid-March,
returning only as stores
re-opened
and at reduced staffing levels. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 360 basis points to 27.1% in the second quarter of fiscal 2020 compared to 23.5% for the second quarter of fiscal 2019. This increase was primarily due to sales deleveraging of management labor as a result of the temporary store closures and partially attributable to continued benefit coverage for furloughed employees.
Other store operating expenses
Other store operating expenses decreased by $41,694, or 39.9%, to $62,682 in the second quarter of fiscal 2020 compared to $104,376 in the second quarter of fiscal 2019. Decreased spend on marketing, maintenance and other services due to temporary store closures and $1,000 insurance proceeds related to the
COVID-19
business disruptions were partially offset by a $2,178 charge for impairment of long-lived assets and a net loss on derivatives of $976. Other store operating expense as a percentage of total revenues increased to 123.2% in the second quarter of fiscal 2020 compared to 30.3% in the second quarter of fiscal 2019. This increase was due primarily to sales deleveraging on occupancy costs and utilities as a result of the temporary store closures and the charges for impairment.
General and administrative expenses
General and administrative expenses decreased by $6,713, or 42.0%, to $9,278 in the second quarter of fiscal 2020 compared to $15,991 in the second quarter of fiscal 2019. The decrease in general and administrative expenses was primarily driven by lower labor costs due to the furloughing of most of our corporate employees, temporarily reducing pay and benefits for the remaining employees through the first seven weeks of the second quarter, lower professional services, reduced travel and board fees. These cost reductions were partially offset by increased share-based compensation as a result of new grants issued during the second quarter.
Depreciation and amortization expense
Depreciation and amortization expense increased by $2,415 or 7.4%, to $35,160 in the second quarter of fiscal 2020 compared to $32,745 in the second quarter of fiscal 2019. Increased depreciation due to our 2020 and 2019 capital expenditures for new stores, operating initiatives, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $2,335 to $2,388 in the second quarter of fiscal 2020 compared to $4,723 in the second quarter of fiscal 2019 due to a decrease in the number of new store openings in the current year, as construction was put on hold, with pre-opening
costs being primarily limited to
pre-opening
rent expense after the disruption of our business as a result of the
COVID-19
pandemic.

Interest expense, net
Interest expense, net increased by $3,558 to $8,163 in the second quarter of fiscal 2020 compared to $4,605 in the second quarter of fiscal 2019 due primarily to an increase in the average outstanding debt, a slightly higher weighted average effective interest rate and the absence of capitalized interest.
Provision (benefit) for income taxes
The effective tax rate for the thirteen weeks ended August 2, 2020, was a benefit of 34.4%, compared to an effective tax rate of 22.2% for the thirteen weeks ended August 4, 2019, primarily due to the impact of a decrease in operating earnings before income tax as well as the impact of provisions of the CARES Act, including technical amendments to qualified improvement property and the impact of carrying net operating losses from fiscal years 2020 and 2019 back to years with a higher federal corporate income tax rate.
Twenty-Six
Weeks Ended August 2, 2020 Compared to
Twenty-Six
Weeks Ended August 4, 2019
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income (loss).

	Twenty-Six Weeks		Twenty-Six Weeks
	Ended		Ended
	August 2, 2020		August 4, 2019
Food and beverage revenues	$80,922	38.4%	$286,142	40.4%
Amusement and other revenues	129,717	61.6	422,039	59.6

Total revenues	210,639	100.0	708,181	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	22,003	27.2	75,688	26.5
Cost of amusement and other (as a percentage of amusement and other revenues)	14,753	11.4	45,660	10.8

Total cost of products	36,756	17.4	121,348	17.1
Operating payroll and benefits	57,493	27.3	163,800	23.1
Other store operating expenses	158,354	75.3	210,621	29.8
General and administrative expenses	23,841	11.3	32,837	4.6
Depreciation and amortization expense	70,512	33.5	63,886	9.0
Pre-opening costs	6,211	2.9	11,725	1.7

Total operating costs	353,167	167.7	604,217	85.3

Operating income (loss)	(142,528)	(67.7)	103,964	14.7
Interest expense, net	14,278	6.7	8,661	1.2

Income (loss) before provision (benefit) for income taxes	(156,806)	(74.4)	95,303	13.5
Provision (benefit) for income taxes	(54,660)	(25.9)	20,504	2.9

Net income (loss)	$(102,146)	(48.5)%	$74,799	10.6%

Change in comparable store sales (1)		(72.2)%		(1.0)%
Company-owned stores at end of period (1)		137		130
Comparable stores at end of period (1)		115		99

(1)
As of the end of the second quarter of fiscal 2020, 84 of our 137 stores were open. Our comparable store count as of the end of the second quarter of fiscal 2020 excludes a store in Chicago, Illinois which is near the end of its lease term which the Company has decided not to re-open.
Our store in Duluth (Atlanta), Georgia permanently closed on March 3, 2019 as we did not exercise the renewal option and has been excluded from fiscal 2019 store counts and comparable store sales.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income (loss) to Adjusted EBITDA for the periods indicated:

	Twenty-Six Weeks Ended August 2, 2020		Twenty-Six Weeks Ended August 4, 2019
Net income (loss)	$(102,146)	-48.5%	$74,799	10.6%
Interest expense, net	14,278		8,661
Provision (benefit) for income taxes	(54,660)		20,504
Depreciation and amortization expense	70,512		63,886

EBITDA	(72,016)	-34.2%	167,850	23.7%
Loss on asset disposal	417		826
Impairment of long-lived assets	13,727		—
Share-based compensation	2,345		3,732
Pre-opening costs	6,211		11,725
Other costs (1)	59		33

Adjusted EBITDA	$(49,257)	-23.4%	$184,166	26.0%

(1)	Primarily represents costs related to currency transaction (gains) or losses.
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income (loss) to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Twenty-Six Weeks Ended August 2, 2020		Twenty-Six Weeks Ended August 4, 2019
Operating income (loss)	$(142,528)	-67.7%	$103,964	14.7%
General and administrative expenses	23,841		32,837
Depreciation and amortization expense	70,512		63,886
Pre-opening costs	6,211		11,725

Store Operating Income Before Depreciation and Amortization	$(41,964)	-19.9%	$212,412	30.0%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for Payments from landlords.

	Twenty-Six Weeks Ended August 2, 2020	Twenty-Six Weeks Ended August 4, 2019
New store and operating initiatives	$40,522	$91,447
Games	8,718	9,842
Maintenance capital	1,780	10,485

Total capital additions	$51,020	$111,774

Payments from landlords	$4,014	$21,341

Results of Operations
Revenues
Selected revenue and store data for the periods indicated are as follows:

	Twenty-six weeks ended August 2, 2020	Twenty-six weeks ended August 4, 2019	Change
Total revenues	$210,639	$708,181	$(497,542)
Total store operating weeks	1,461	3,290	(1,829)
Comparable store revenues	$179,662	$645,839	$(466,177)
Comparable store operating weeks	1,196	2,990	(1,794)
Noncomparable store revenues	$33,843	$65,968	$(32,125)
Noncomparable store operating weeks	265	300	(35)
Other revenues	$(2,866)	$(3,626)	$760
Total revenues decreased $497,542, or 70.3%, to $210,639 in the twenty-six
weeks ended August 2, 2020 compared to total revenues of $708,181 in the twenty-six
weeks ended August 4, 2019. The decline in revenue is attributable to fewer store operating weeks in fiscal 2020 as a result of temporary store closures, lower customer volumes due to limited food and beverage and amusement operations and the canceling or postponement of special events as a result of the
COVID-19
pandemic. For the
twenty-six
weeks ended August 2, 2020, we derived 25.3% of our total revenue from food sales, 13.1% from beverage sales, 61.1% from amusement sales and 0.5% from other sources. For the twenty-six
weeks ended August 4, 2019, we derived 27.9% of our total revenue from food sales, 12.5% from beverage sales, 58.8% from amusement sales and 0.8% from other sources.
Comparable store revenue decreased $466,177, or 72.2%, in the twenty-six
weeks ended August 2, 2020 compared to the
twenty-six
weeks ended August 4, 2019, due primarily to a 60.0% reduction in comparable store operating weeks and lower customer volumes as stores re-opened
with limited operations. As of March 20, 2020, all the Company’s 115 comparable stores were closed due to operating restrictions put in place by local jurisdictions in response to the
COVID-19
pandemic. Beginning April 30, 2020, we began
re-opening
our stores based on changes in operating restrictions in the various jurisdictions. As of August 2, 2020, 68 of our comparable stores had re-opened
under limited operating conditions. Our individual comparable stores generally experienced gradual increases in weekly sales performance as operating weeks increased. Individual store performance after re-opening
was impacted by changes in local operating restrictions and consumer reactions to changes in local
COVID-19
infection rates.
Comparable
walk-in
revenues, which accounted for 94.4% of comparable store revenue for the twenty-six
weeks ended August 2, 2020, decreased 71.3% compared to the similar period in fiscal 2019. Comparable store special events revenues, which accounted for 5.6% of comparable store revenue for the twenty-six
weeks ended August 2, 2020, decreased 81.9% compared to the similar period in fiscal 2019 as events were canceled or postponed due to local restrictions on group gathering size and operating restrictions on our business.
Food sales at comparable stores decreased by $134,470, or 74.9%, to $45,025 in the twenty-six
weeks ended August 2, 2020 from $179,495 in the
twenty-six
weeks ended August 4, 2019. Beverage sales at comparable stores decreased by $57,165, or 70.7%, to $23,672 in the twenty-six
weeks ended August 2, 2020 from $80,837 in the 2019 comparison period. Comparable store amusement and other revenues in the twenty-six
weeks ended August 2, 2020 decreased by $274,542, or 71.2%, to $110,965 from $385,507 in the comparable twenty-six
weeks of fiscal 2019.
Non-comparable
store revenue decreased $32,125 in the
twenty-six
weeks ended August 2, 2020 compared to the
twenty-six
weeks ended August 4, 2019. During the first four-week period of fiscal 2020, non-comparable
stores contributed an additional $9,668 of revenue and 54 additional operating weeks over the same period of fiscal 2019. During the remainder of the first quarter and during the second quarter of fiscal 2020, non-comparable
store revenue decreased $41,793 for the same reasons noted above, including 89 fewer store operating weeks.
Cost of products
The total cost of products was $36,756 for the
twenty-six
weeks ended August 2, 2020 and $121,348 for the
twenty-six
weeks ended August 4, 2019. The total cost of products as a percentage of total revenues was 17.4% and 17.1% for the twenty-six
weeks August 2, 2020 and the
twenty-six
weeks ended August 4, 2019, respectively.

Cost of food and beverage products decreased to $22,003 in the twenty-six
weeks ended August 2, 2020 compared to $75,688 for the
twenty-six
weeks ended August 4, 2019. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 70 basis points to 27.2% for the twenty-six
weeks ended August 2, 2020 from 26.5% for the
twenty-six
weeks ended August 4, 2019. Cost of food and beverage products in the twenty-six
weeks ended August 2, 2020, was negatively impacted by food and beverage spoilage costs of approximately $1,022 associated with store closures, offset partially by cost reductions resulting from vendor payment negotiations.
Cost of amusement and other decreased to $14,753 in the
twenty-six
weeks ended August 2, 2020 compared to $45,660 in the
twenty-six
weeks ended August 4, 2019. The costs of amusement and other, as a percentage of amusement and other revenues, increased 60 basis points to 11.4% for the twenty-six
weeks ended August 2, 2020 from 10.8% for the
twenty-six
weeks ended August 4, 2019, due primarily to a shift in ticket redemption patterns.
Operating payroll and benefits
Total operating payroll and benefits decreased by $106,307, or 64.9%, to $57,493 in the twenty-six
weeks ended August 2, 2020 compared to $163,800 in the
twenty-six
weeks ended August 4, 2019. Nearly all of our store workforce, except a small team of essential personnel, were furloughed in mid-March,
returning only as stores
re-opened
and at reduced staffing levels. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 420 basis points to 27.3% in the twenty-six
week period ended August 2, 2020 compared to 23.1% in the
twenty-six
week period ended August 4, 2019, due primarily to sales deleveraging of management labor as a result of the temporary store closures and partially attributable to continued benefit coverage for furloughed employees.
Other store operating expenses
Other store operating expenses decreased by $52,267, or 24.8%, to $158,354 in the twenty-six
weeks ended August 2, 2020 compared to $210,621 in the
twenty-six
weeks ended August 4, 2019. Decreased spend on marketing, maintenance and other services due to temporary store closures and $1,000 insurance proceeds related to the
COVID-19
business disruptions were partially offset by a $13,727 charge for impairment of long-lived assets and a net loss on derivatives of $1,796. Other store operating expense as a percentage of total revenues increased to 75.3% in the twenty-six
weeks ended August 2, 2020 compared to 29.8% in the
twenty-six
weeks ended August 4, 2019. This increase was due primarily to sales deleveraging on occupancy costs and utilities as a result of the temporary store closures and the charges for impairment.
General and administrative expenses
General and administrative expenses decreased by $8,996, or 27.4%, to $23,841 in the twenty-six
weeks ended August 2, 2020 compared to $32,837 in the
twenty-six
weeks ended August 4, 2019. The decrease in general and administrative expenses was driven primarily by lower labor due to the furloughing of most of our corporate employees during the first quarter of fiscal 2020, temporarily reducing pay and benefits for the remaining employees for a twelve-week period, lower share-based compensation due to changes in performance stock unit expense during the first quarter, and reduced travel, slightly offset by higher professional services costs.
Depreciation and amortization expense
Depreciation and amortization expense increased by $6,626 or 10.4%, to $70,512 in the twenty-six
weeks ended August 2, 2020 compared to $63,886 in the
twenty-six
weeks ended August 4, 2019. Increased depreciation due to our 2020 and 2019 capital expenditures for new stores, operating initiatives, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $5,514 to $6,211 in the
twenty-six
weeks ended August 2, 2020 compared to $11,725 in the
twenty-six
weeks ended August 4, 2019, due to a decrease in the number of new store openings in the current year, as construction was put on hold, with pre-opening
costs being primarily limited to
pre-opening
rent expense after the disruption of our business as a result of the
COVID-19
pandemic.
Interest expense, net
Interest expense, net increased by $5,617 to $14,278 in the
twenty-six
weeks ended August 2, 2020 compared to $8,661 in the
twenty-six
weeks ended August 4, 2019, due primarily to an increase in average outstanding debt, offset slightly by a lower weighted average effective interest rate.

Provision (benefit) for income taxes
The effective tax rate for the
twenty-six
weeks ended August 2, 2020, was a benefit of 34.9%, compared to an effective tax rate of 21.5% for the twenty-six
weeks ended August 4, 2019, primarily due to the impact of a decrease in operating earnings before income tax as well as the impact of provisions of the CARES Act, including technical amendments to qualified improvement property and the impact of carrying net operating losses from fiscal years 2020 and 2019 back to years with a higher federal corporate income tax rate.
Liquidity and Capital Resources
In response to the business disruption caused by the
COVID-19
pandemic, the Company has taken the following actions to enable it to meet its obligations over the next twelve months:
During the first quarter of fiscal year 2020, we:

•	reduced expenses broadly;

•	canceled or delayed all non-essential planned capital spending for the remainder of fiscal 2020 and halted or delayed all planned store openings;

•	suspended our share repurchase program and our dividend;

•	drew down substantially all the remaining credit available under our $500,000 revolving credit facility;

•	negotiated an amendment with our lenders, which included relief from compliance with financial covenants for the first, second and third quarterly periods of fiscal 2020;

•	sold shares of our common stock, which generated gross proceeds of $75,000; and

•	initiated negotiations with our landlords, vendors, and other business partners to temporarily reduce our lease and contract payments and obtain other concessions.
In addition, during the second quarter of fiscal 2020, we:

•	sold additional shares of common stock, which generated gross proceeds of $110,600;

•
submitted a proposal, approved by our shareholders, increasing the number of shares available for incentive awards, which enables management to maintain key talent while preserving the Company’s liquidity by minimizing cash outlays; and

•
continued discussions with our landlords, vendors and other business partners to reduce our lease and contract payments and obtain concessions. As of August 2, 2020, a total of 92 rent relief agreements relating to our operating locations and corporate headquarters were executed, which generally provide for full deferral for three months beginning April 2020, with partial deferral continuing for periods of up to six months, at approximately 50% of those locations.

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
Debt and Derivatives
During the first quarter of fiscal year 2020, we drew down substantially all the available credit under our $500,000 revolving credit facility. Current availability under the revolving credit facility is reduced by $9,686 of outstanding letters of credit, which are used to support our self-insurance programs. As of August 2, 2020, we had an unused commitment balance of $1,314 and total outstanding debt obligations of $747,750 under the existing credit facility, which matures in August 2022.
Effective April 14, 2020, we amended our existing credit facility, which included relief from compliance with financial covenants for the quarterly periods ended May 3, 2020, August 2, 2020, and November 1, 2020. During the financial covenant suspension period, a $30,000 liquidity covenant was added as well as certain additional reporting requirements, and the termination of additional borrowings under our revolving credit facility during the suspension period. The interest rate increased to LIBOR plus 2.00% with a LIBOR floor of 1.00%. In connection with the amendment, we incurred debt costs of $2,000, which are payable at the maturity date of the credit facility, with earlier payment required in the event of certain conditions, as defined in the agreement. For the
twenty-six
weeks ended August 2, 2020, the Company’s weighted average interest rate on outstanding borrowings was 3.98%. We expect this rate to increase slightly in future quarters as a result of the amendment. Further, if there is an event of default on our revolving credit facility, the entire balance plus accrued interest may become due and payable or our interest rate could change to the default rate of interest, as defined, which would be higher than the current interest rate.
During fiscal 2019, we entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates on our variable rate credit facility. Our swap agreements with our derivative counterparties contain a provision where if the Company defaults on any of its indebtedness and repayment of the indebtedness has been accelerated, the Company could also be declared in default on its derivative obligations. Refer to Note 1 of the Unaudited Consolidated Financial Statements for further discussion of our swap agreements, which were de-designated
as hedges effective April 14, 2020, the date of the amendment to our credit facility.
Dividends and Share Repurchases
The Company had previously established a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule
10b5-1
of the Exchange Act. At August 2, 2020, we had approximately $172,820 remaining of a total $800,000 share repurchase authorization. The existing share repurchase program expires at the end of fiscal 2020. As a result of the impacts to our business arising from the COVID
-19
pandemic, share purchases and dividend payments have been indefinitely suspended.
Cash Flow Summary
At August 2, 2020, we had cash and cash equivalents of $224,305. The April 14, 2020 amendment to our credit facility requires that the Company maintain a minimum cash balance of $30,000 with our lenders.
Operating Activities
— Cash flow generated from operations typically provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations and occupancy costs. Cash provided by or used in operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of cash receipts and payments, and vendor payment terms.
Net cash provided by operating activities decreased $170,194 in the twenty-six
weeks ended August 2, 2020 compared to the
twenty-six
weeks ended August 4, 2019 driven primarily by the closure of all of our 137 operating stores as of March 20, 2020. Operations ceased until April 30, 2020, when we re-opened
our first store, followed by the progressive
re-opening
of 83 additional stores with limited operations through the end of our second quarter. The impact of approximately 1,829 fewer store weeks and limited operations was lessened somewhat by reduced income tax payments as well as our efforts to actively manage the Company’s daily cash flows, including deferrals and short payments of rent and other payments to landlords.
Investing Activities
— Cash used in investing activities primarily reflects capital expenditures.
During the
twenty-six
weeks ended August 2, 2020, the Company spent approximately $48,800 for new store construction and operating improvement initiatives ($44,800 net of payments from landlords), $8,600 for game refreshment and $6,100 for maintenance capital.
During the
twenty-six
weeks ended August 4, 2019, we spent approximately $99,500 ($78,200 net of payments from landlords) for new store construction and operating improvement initiatives, $9,800 for game refreshment and $8,600 for maintenance capital.
Financing Activities
— Cash provided by financing activities in the
twenty-six
weeks ended August 2, 2020, primarily reflected $99,500 of net proceeds from borrowings of debt and approximately $182,200 of net proceeds from the issuance of shares of our common stock. In the twenty-six
weeks ended August 4, 2019, cash used in financing activities primarily reflected approximately $200,000 of share repurchases and approximately $10,800 of cash dividends paid, partially offset by $173,500 of net proceeds from borrowings.
Contractual Obligations and Commitments
Other than the amendment to our credit facility effective April 14, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations since February 2, 2020, as reported on Form
10-K
filed with the SEC on April 3, 2020.

Accounting policies and estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis, and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates is included in our annual consolidated financial statements and the related notes in our Annual Report on Form
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
Interest Rate Risk
We are exposed to interest rate risk arising from changes in interest rates due to the variable rate indebtedness under our credit facility. At August 2, 2020, borrowings pursuant to our credit facility of $747,750 bear interest at a floating rate based on LIBOR plus 2.00%, with a LIBOR floor of 1.00%. We currently have an interest rate swap agreement to manage our exposure to interest rate movements on our variable rate credit facility up to the notional amount of $350,000. The agreement converts the floating portion of the interest rate to a fixed interest rate of approximately 2.47% from the effective date of the agreements through the term of our existing credit facility.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our stores is subject to inflationary increases in the costs of labor and material.
A large portion of our hourly employees are paid wage rates at or based on the applicable federal, state or city minimum wage and increases in the minimum wage will increase our labor costs. Several states and local jurisdictions in which we operate have enacted legislation to increase the minimum wage and/or minimum tipped wage rates by varying amounts, with more planned increases in the future.
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
and
15d-15(f))
that occurred during our second quarter ended August 2, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	our ability to access other funding sources;

•	the duration of government-mandated and voluntary shutdowns, and the impact of ongoing mitigation restrictions on our operations once our stores can re-open;

•	the speed with which our stores safely can be re-opened and the level of customer demand following re-opening;

•	the economic impact of COVID-19 and related disruptions on the communities we serve; and

•	our overall level of indebtedness.
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
There were no repurchases of our common stock under our share repurchase plan during the thirteen weeks ended August 2, 2020.

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

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: September 10, 2020	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Chief Executive Officer

Date: September 10, 2020	By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Financial Officer