Form 10-Q
period 2020-11-01
Dave & Buster's Entertainment, Inc.
filed 2020-12-10
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 1, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
As of December 4, 2020, the registrant had 47,642,029 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM
10-Q
FOR QUARTERLY PERIOD ENDED NOVEMBER 1, 2020

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	November 1, 2020	February 2, 2020
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,341	$24,655
Inventories	26,732	34,477
Prepaid expenses	12,080	14,269
Income taxes receivable	44,574	2,331
Other current assets	665	3,245

Total current assets	92,392	78,977
Property and equipment (net of $767,510 and $686,824 accumulated depreciation as of November 1, 2020 and February 2, 2020, respectively)	846,056	900,637
Operating lease right of use assets	1,050,878	1,011,568
Deferred tax assets	20,451	7,639
Tradenames	79,000	79,000
Goodwill	272,643	272,636
Other assets and deferred charges	23,641	19,682

Total assets	$2,385,061	$2,370,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$15,000
Accounts payable	42,849	65,359
Accrued liabilities	244,163	207,452
Income taxes payable	415	3,054

Total current liabilities	287,427	290,865
Deferred income taxes	13,355	19,102
Operating lease liabilities	1,277,794	1,222,054
Other liabilities	37,896	35,779
Long-term debt, net	561,815	632,689
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 60,483,730 shares at November 1, 2020 and 43,386,852 shares at February 2, 2020; outstanding: 47,642,029 shares at November 1, 2020 and 30,603,340 shares at February 2, 2020	605	434
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	529,523	339,161
Treasury stock, 12,841,701 and 12,783,512 shares as of November 1, 2020 and February 2, 2020, respectively	(595,957)	(595,041)
Accumulated other comprehensive loss	(10,673)	(8,369)
Retained earnings	283,276	433,465

Total stockholders’ equity	206,774	169,650

Total liabilities and stockholders’ equity	$2,385,061	$2,370,139

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended November 1, 2020	Thirteen Weeks Ended November 3, 2019
Food and beverage revenues	$38,346	$124,637
Amusement and other revenues	70,706	174,715

Total revenues	109,052	299,352
Cost of food and beverage	10,664	33,384
Cost of amusement and other	7,244	18,796

Total cost of products	17,908	52,180
Operating payroll and benefits	27,704	76,165
Other store operating expenses	70,783	110,713
General and administrative expenses	11,746	16,210
Depreciation and amortization expense	34,384	33,340
Pre-opening costs	2,570	4,245

Total operating costs	165,095	292,853

Operating income (loss)	(56,043)	6,499
Interest expense, net	8,213	6,110
Loss on debt refinance	904	—

Income (loss) before benefit for income taxes	(65,160)	389
Benefit for income taxes	(17,117)	(93)

Net income (loss)	(48,043)	482

Unrealized foreign currency translation gain	34	59
Unrealized gain (loss) on derivatives, net of tax	1,370	(1,568)

Total other comprehensive income (loss)	1,404	(1,509)

Total comprehensive loss	$(46,639)	$(1,027)

Net income (loss) per share:
Basic	$(1.01)	$0.02
Diluted	$(1.01)	$0.02
Weighted average shares used in per share calculations:
Basic	47,613,741	30,980,878
Diluted	47,613,741	31,515,454
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share amounts)

	Thirty-Nine Weeks Ended November 1, 2020	Thirty-Nine Weeks Ended November 3, 2019
Food and beverage revenues	$119,268	$410,779
Amusement and other revenues	200,423	596,754

Total revenues	319,691	1,007,533
Cost of food and beverage	32,667	109,072
Cost of amusement and other	21,997	64,456

Total cost of products	54,664	173,528
Operating payroll and benefits	85,197	239,965
Other store operating expenses	229,137	321,334
General and administrative expenses	35,587	49,047
Depreciation and amortization expense	104,896	97,226
Pre-opening costs	8,781	15,970

Total operating costs	518,262	897,070

Operating income (loss)	(198,571)	110,463
Interest expense, net	22,491	14,771
Loss on debt refinance	904	—

Income (loss) before provision (benefit) for income taxes	(221,966)	95,692
Provision (benefit) for income taxes	(71,777)	20,411

Net income (loss)	(150,189)	75,281

Unrealized foreign currency translation gain (loss)	(97)	2
Unrealized loss on derivatives, net of tax	(2,207)	(7,475)

Total other comprehensive loss	(2,304)	(7,473)

Total comprehensive income (loss)	$(152,493)	$67,808

Net income (loss) per share:
Basic	$(3.56)	$2.19
Diluted	$(3.56)	$2.15
Weighted average shares used in per share calculations:
Basic	42,185,163	34,405,503
Diluted	42,185,163	35,042,311
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirteen Weeks Ended November 1, 2020
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance August 2, 2020	60,422,212	$604	$526,253	12,827,300	$(595,728)	$(12,077)	$331,319	$250,371
Net loss	—	—	—	—	—	—	(48,043)	(48,043)
Unrealized foreign currency translation gain	—	—	—	—	—	34	—	34
Unrealized gain on derivatives, net of tax	—	—	—	—	—	1,370	—	1,370
Share-based compensation	—	—	2,999	—	—	—	—	2,999
Issuance of common stock	61,518	1	271	—	—	—	—	272
Repurchase of common stock	—	—	—	14,401	(229)	—	—	(229)

Balance November 1, 2020	60,483,730	$605	$529,523	12,841,701	$(595,957)	$(10,673)	$283,276	$206,774

	Thirteen Weeks Ended November 3, 2019
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.

Balance August 4, 2019	43,337,125	$433	$335,599	10,358,291	$(497,862)	$(6,647)	$417,779	$249,302
Net income	—	—	—	—	—	—	482	482
Unrealized foreign currency translation gain	—	—	—	—	—	59	—	59
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(1,568)	—	(1,568)
Share-based compensation	—	—	1,747	—	—	—	—	1,747
Issuance of common stock	13,360	1	164	—	—	—	—	165
Repurchase of common stock	—	—		2,425,221	(97,179)	—	—	(97,179)
Dividends declared ($0.16 per share)	—	—	—	—	—	—	(4,887)	(4,887)

Balance November 3, 2019	43,350,485	$434	$337,510	12,783,512	$(595,041)	$(8,156)	$413,374	$148,121

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirty-Nine Weeks Ended November 1, 2020
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.

Balance February 2, 2020	43,386,852	$434	$339,161	12,783,512	$(595,041)	$(8,369)	$433,465	$169,650
Net loss	—	—	—	—	—	—	(150,189)	(150,189)
Unrealized foreign currency translation loss	—	—	—	—	—	(97)	—	(97)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(2,207)	—	(2,207)
Share-based compensation	—	—	5,344	—	—	—	—	5,344
Issuance of common stock	17,096,878	171	185,018	—	—	—	—	185,189
Repurchase of common stock	—	—	—	58,189	(916)	—	—	(916)

Balance November 1, 2020	60,483,730	$605	$529,523	12,841,701	$(595,957)	$(10,673)	$283,276	$206,774

	Thirty-Nine Weeks Ended November 3, 2019
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.

Balance February 3, 2019	43,177,476	$432	$331,255	5,655,391	$(297,129)	$(683)	$353,962	$387,837
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(145)	(145)
Net income	—	—	—	—	—	—	75,281	75,281
Unrealized foreign currency translation gain	—	—	—	—	—	2	—	2
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(7,475)	—	(7,475)
Share-based compensation	—	—	5,479	—	—	—	—	5,479
Issuance of common stock	173,009	2	776	—	—	—	—	778
Repurchase of common stock	—	—		7,128,121	(297,912)	—	—	(297,912)
Dividends declared ($0.46 per share)	—	—	—	—	—	—	(15,724)	(15,724)

Balance November 3, 2019	43,350,485	$434	$337,510	12,783,512	$(595,041)	$(8,156)	$413,374	$148,121

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	November 1, 2020	November 3, 2019
Cash flows from operating activities:
Net income (loss)	$(150,189)	$75,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	104,896	97,226
Non-cash interest expense	4,088	—
Impairment of long-lived assets	13,727	—
Deferred taxes	(17,730)	5,309
Loss on disposal of fixed assets	541	1,284
Loss on debt refinance	904	—
Share-based compensation	5,344	5,479
Other, net	1,292	928
Changes in assets and liabilities:
Inventories	7,745	(5,305)
Prepaid expenses	2,761	(615)
Income tax receivable	(42,243)	(996)
Other current assets	2,580	6,050
Other assets and deferred charges	(3)	(1,775)
Accounts payable	(11,945)	5,422
Accrued liabilities	44,742	37,671
Income taxes payable	(2,639)	(10,079)
Other liabilities	4,375	1,909

Net cash provided by (used in) operating activities	(31,754)	217,789

Cash flows from investing activities:
Capital expenditures	(72,604)	(172,888)
Proceeds from sales of property and equipment	234	615

Net cash used in investing activities	(72,370)	(172,273)

Cash flows from financing activities:
Proceeds from debt	688,000	366,000
Payments of debt	(760,250)	(104,250)
Net proceeds from the issuance of common stock	182,207	—
Proceeds from the exercise of stock options	465	778
Repurchase of common stock under share repurchase program	—	(297,317)
Dividends paid	(4,891)	(10,837)
Debt issuance costs	(16,805)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(916)	(595)

Net cash provided by (used in) financing activities	87,810	(46,221)

Decrease in cash and cash equivalents	(16,314)	(705)
Beginning cash and cash equivalents	24,655	21,585

Ending cash and cash equivalents	$8,341	$20,880

Supplemental disclosures of cash flow information:
Decrease in fixed asset accounts payable	$(12,315)	$(311)
Cash paid (refund received) for income taxes, net	$(9,281)	$26,086
Cash paid for interest, net	$17,306	$13,920
Dividend declared, not paid	$—	$4,887
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1: Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements include the accounts of Dave & Buster’s Entertainment, Inc. (referred to herein as the “Company”, “we,” “us” and “our”), any predecessor companies and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), which owns 100% of the outstanding common stock of Dave & Busters, Inc. (“D&B Inc”), the operating company. All intercompany balances and transactions have been eliminated in consolidation. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. During the thirty-
nine

weeks ended November 1, 2020, management made the decision to not re-open
two stores located in the Chicago, Illinois area and Houston,
Texas area, which are near the end of their respective lease terms, and we opened two new stores located in Manchester, New Hampshire and Lehigh, Pennsylvania. As of November 1, 2020, we owned and operated 137 stores located in 40 states, Puerto Rico and one Canadian province.
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
10-K
as filed with the SEC.
COVID-19 Considerations
— On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic and on March 13, 2020, the United States declared a National Public Health Emergency. As a result, several state and local mandates were implemented that encouraged the practice of social distancing, placed restrictions from individuals gathering in groups and, in many areas, placed complete restrictions on non-essential movement outside of the home. Shortly after the national emergency declaration, state and local officials began placing restrictions on businesses
, some of which allowed To-Go or curbside service only while others limited capacity in the dining room or midway. By March 20, 2020, all of our 137 operating stores were temporarily closed (including our one new store that opened on March 16).

During our first quarter, one store
re-opened
to the public with limited food and beverage offerings and two additional stores offered off-premise
dining options. During our second and third quarters, we have progressively re-opened
limited operations in an additional 101 stores and one new store in Manchester, New Hampshire and one new store in Lehigh Valley, Pennsylvania.
Two stores that re-opened during the second quarter were re-closed during the third quarter (one of which re-opened on November 14, 2020).
As of November 1, 2020, 104 of our 137 stores were open, in limited capacity, in 36 states, Puerto Rico and Canada.
As of November 1, 2020, 33 of the Company’s stores were closed to in-person guests as a result of local COVID-19 restrictions (31 of which have been closed since March 20, 2020). Subsequent to the third quarter, some local and state governments began to roll back their re-opening plans in light of climbing COVID-19 case counts. As of December 4, 2020, 4 stores were closed due to jurisdictional restrictions.
The Company has been
in

ongoing discussions with landlords and other vendors to negotiate relief from cash payments under existing lease and trade payable obligations. As of November 1, 2020, a total of 123 rent relief agreements related to our operating locations and corporate headquarters were executed, which generally provide for full deferral for three months beginning April 2020, with partial deferral continuing for periods of up to six months, at approximately 50% of those locations. We have also been successful in negotiating extended and reduced payment terms with several vendors. In addition to reducing expenses, including capital expenditures and discretionary spending
, the Company obtained additional liquidity through the sale of common stock during our first and second quarters, which resulted in net proceeds of $182,207.
On
 October
27,

2020, D&B Inc, a wholly owned subsidiary, completed the private sale of $550,000 in aggregate principal amount of 7.625% senior secured notes due 2025. At the same time,

the

revolving credit commitments under our existing credit facility were extended
through August 17, 2024
,
and the suspension of our financial ratio covenants
was extended
until

the
last
day

of
the first quarter of fiscal year 2022.
See Note 3, Debt,
for more information on these transactions.
The measures taken by the Company provide sufficient liquidity to meet estimated cash flow needs and covenant compliance obligations for at least the next twelve months from the issuance of the financial statements.

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the thirteen and
thirty-nine weeks ended November 1, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending January 31, 2021.
Cash and cash equivalents
— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. There was no book overdraft as of November 1, 2020. A book overdraft of $14,026 is presented in “Accounts payable” in the Consolidated Balance Sheets as of February 2, 2020. Changes in the book overdraft position are presented within “Net cash provided by (used in) operating activities” within the Consolidated Statements of Cash Flows.
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
The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and other current liabilities approximate fair value because of their short-term nature. We believe that the carrying amount of our debt, which was refinanced during the third quarter, approximates its fair value because the interest rates reflect current market conditions. The fair value of the Company’s debt was determined to be a Level Two instrument as defined by GAAP. The fair value of the Company’s interest rate swap is determined based upon Level Two inputs which includes valuation models as reported by our counterparties. These valuation models are based on the present value of expected cash flows using forward rate curves.
Non-financial
assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include such items as property and equipment, right-of-use
(“ROU”) assets, goodwill, tradenames and other assets.
During the first quarter of fiscal 2020, the Company recorded an impairment charge for its long-lived assets, including ROU assets, of $6,746, primarily driven by the expected impact of the
COVID-19
pandemic on future cash flows of specific stores. During the second and third quarters of fiscal 2020, the Company did not identify additional triggering events which would require a change in management’s estimate regarding the recoverability of store asset values, and no additional impairment related to our operating stores was recognized. The Company has determined no events and circumstances existed during the thirty-nine weeks ended November 1, 2020 that would indicate it is more likely than not that its goodwill or tradename are impaired. The ultimate severity and longevity of the
COVID-19
pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
Additionally, the Company is continuing discussions to terminate or delay possession on several executed lease contracts that have not yet commenced. The Company has also curtailed several potential new store projects that were in the early stage of development. During the thirteen and thirty-nine weeks ended November 1, 2020, we recorded an impairment loss and related contract termination costs of $0 and $6,981, respectively, related to these projects, which is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
Interest rate swaps
— Effective February 28, 2019, the Company entered into three interest rate swap agreements to manage our exposure to interest rate movements on our variable rate credit facility. The agreements entitle the Company to receive at specified intervals, a variable rate of interest based on one-month
LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreements. The notional amount of the swap agreements, which mature August 17, 2022, total
s
$350,000 and the fixed rate of interest for all agreements is 2.47%.
The Company initially designated its interest rate swap agreements as a cash flow hedge and accounted for the underlying activity in accordance with hedge accounting. Effective April 14, 2020, the Company amended its existing credit facility agreement to obtain relief from its financial covenants, and as a result, the variable interest rate terms were modified to create an interest rate floor of 1.00%. Accordingly, and as a result of the current forward interest rate curve, the Company discontinued the hedging relationship as of April 14, 2020
(de-designation
date). Given the continued existence of the hedged interest payments, the Company is reclassifying its accumulated other comprehensive loss of $
17,609
as of the
de-designation
date into “Interest expense, net” using a straight-line approach over the remaining life of the originally designated hedging relationship. The amount of pre-tax
losses in accumulated other comprehensive loss that was reclassified into interest expense subsequent to the de-designation
date was $
1,886
and $
4,088
for the thirteen and thirty-nine weeks ended November 1, 2020, respectively, and the Company expects to reclassify $
7,547
within the next twelve months. Effective with the
de-designation,
any gain or loss on the derivatives are recognized in earnings in the period in which the change occurs. For the thirteen and thirty-nine weeks ended November 1, 2020, a gain of $
218
and a loss of $
1,578
were recognized, respectively, which are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
Prior to the
de-designation,
changes in the fair values of the interest rate swaps were recorded as a component of other comprehensive loss until the interest payments being hedged were recorded as interest expense, at which time the amounts in accumulated other comprehensive loss were reclassified as an adjustment to interest expense. Cash flows related to the interest rate swaps were included as a component
of interest expense and in operating activities.
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
The following derivative instruments were outstanding as of the end of the periods indicated:

		Fair Value
	Balance Sheet Location	November 1, 2020	February 2, 2020
Interest rate swaps	Accrued liabilities	$(8,191)	$(3,518)
Interest rate swaps	Other liabilities	(6,479)	(6,967)

Total derivatives (1)		$(14,670)	$(10,485)

(1)	The balance at November 1, 2020 relates to our swap agreements after hedge accounting was discontinued, effective April 14, 2020.
The following table summarizes the activity in accumulated other comprehensive loss related to our derivative instruments:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Amount of loss recorded in accumulated other comprehensive income	$—	2,483	$7,602	10,623
Amount of loss reclassified into income (1)	$(1,886)	(326)	$(4,566)	(338)
Income tax expense (benefit) in accumulated other comprehensive income	$516	(589)	$(829)	(2,810)

(1)	Amounts reclassified into income are included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income (Loss).
Revenue recognition
— Amusement revenues are primarily recognized upon utilization of game play credits on power cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes in our WIN! area. We have deferred a portion of amusement revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. During the thirteen and thirty-nine weeks ended November 1, 2020, we recognized revenue of approximately $3,300 and $15,400, respectively, related to the amount in deferred amusement revenue as of the end of fiscal 2019
.
In jurisdictions where we do not have a legal
obligation
to remit unredeemed gift card balances to a legal authority, we recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirteen and thirty-nine weeks ended November 1, 2020, we recognized revenue of approximately $640 and $2,080, respectively, related to the amount in deferred gift card revenue as of the end of fiscal 2019, of which approximately $380 and $590 was breakage revenue.

Stockholders’ equity
— Our Board of Directors has approved a share repurchase program under which the Company may repurchase shares on the open market, through privately negotiated transactions and through trading plans. The total share repurchase authorization is $
800,000
and the share repurchase authorization expires at the end of fiscal 2020.
During the first quarter of fiscal 2020,
the Company indefinitely
suspended all share repurchase activity. As of August 2, 2020, we have approximately $
172,820
of share repurchase authorization remaining under the current plan.
In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are not considered common stock repurchases under our authorized common stock repurchase plan. During the thirty-nine weeks ended November 1, 2020 and November 3, 2019, we withheld 58,189 and 11,536 shares of common stock to satisfy $916 and $595 of employees’ tax obligations, respectively. The share activity in the thirty-nine weeks ended November 1, 2020 includes the settlements of $2,517 cash obligations through the issuance of 160,540 shares of common stock.
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
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Reform on Financial Reporting
, which provides temporary optional expedients and exceptions to the current guidance for contract modifications and hedging relationships through December 31, 2022, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. A contract modification resulting from reference rate reform may be accounted for as a continuation of the existing contract rather than the creation of a new contract. Additionally, changes in the critical terms of hedging relationships, caused by reference rate reform, should not result in the de-designation
of the instrument, provided certain criteria are met. As of the end of the third quarter of fiscal 2020, the Company’s exposure to LIBOR rates included its credit facility and swap agreements. The Company is currently evaluating the impact of this new standard on our consolidated financial statements.

Note 2: Accrued Liabilities
Accrued liabilities consist of the following as of the end of each period:

	November 1, 2020	February 2, 2020
Deferred amusement revenue	$79,210	$75,113
Current portion of operating lease liabilities, net (1)	51,850	45,611
Rent payable ( Note 4)	40,542	—
Variable rent liabilities ( Note 4)	7,559	1,331
Deferred gift card revenue	10,330	11,253
Property taxes	10,285	7,226
Compensation and benefits	9,914	23,421
Current portion of derivatives	8,191	3,518
Current portion of long-term insurance	5,100	6,500
Utilities	4,111	4,442
Customer deposits	1,594	4,324
Inventory liabilities	1,948	2,179
Sales and use taxes	1,160	4,000
Dividend payable	—	4,891
Other	12,369	13,643

Total accrued liabilities	$244,163	$207,452

(1)
The balance of leasehold incentive receivables of $5,434 and $6,339 at November 1, 2020 and February 2, 2020, respectively, is reflected as a reduction of the current portion of operating lease liabilities.

Note 3: Debt
Long-term debt consists of the following as of:

	November 1, 2020	February 2, 2020
Senior Secured Notes	$550,000	$—
Credit facility - term	—	266,250
Credit facility - revolver	26,000	382,000

Total debt outstanding	576,000	648,250
Current installments	—	(15,000)
Debt issuance costs	(14,185)	(561)

Long-term debt, net	$561,815	$632,689

Effective April 14, 2020, we amended our existing credit facility, which provided relief from compliance with financial covenants through the third quarter of fiscal 2020. The interest rate increased to LIBOR plus 2.00% with a LIBOR floor of 1.00%.
On October 27, 2020, the Company issued $550,000 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes accrues from October 27, 2020 and is payable in arrears on November 1 and May 1 of each year, commencing on May 1, 2021. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries, which is substantially the same as the guarantors of the Company’s existing credit facility.
Concurrent and subject to the issuance of the Notes, the Company entered into a second amendment to its existing credit facility, which included relief from testing compliance with certain financial covenants until the last day of the fiscal quarter ending on May 1, 2022. During the financial covenant suspension period the Company is required to maintain minimum liquidity (primarily availability

under
 the credit facility) of
 $
150,000
. The second amendment
extended
the maturity date of the $
500,000
revolving portion of the facility from August 17, 2022 to
August 17, 2024
, and the interest rate spread increased from
2.00
% to
4.00
% during the financial covenant suspension period, with an additional
1.00
% utilization fee due at maturity. After the financial covenant suspension period, the interest rate spread ranges from
1.25
% to
3.00
%. The second amendment terminated the term loan portion of the credit facility, which triggered payment of $
1,900
of lender debt costs associated with the first amendment.
The Company used the proceeds of the Notes offering, along with cash on hand, to repay the $255,000 principal balance of the term loan facility, $463,000 of borrowings under the revolving credit facility, and related accrued
interest.    The Company
 incurred debt costs of $18,200, which are being amortized over the terms of the respective Notes and revolving credit facility. As of November 1, 2020, approximately $3,300 of these debt costs had not been paid. The Company also recorded a loss of $904 related to the unamortized debt costs associated with the term portion of the credit facility.
For the thirty-nine weeks ended November 1, 2020, and November 3, 2019, the Company’s weighted average interest rate on outstanding borrowings was 4.17% and 4.03%, respectively. As of November 1, 2020, we had letters of credit outstanding of $9,686 and an unused commitment balance of $464,314 under the
revolving credit facility.
Our credit facility and Notes contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets.
Interest expense, net
— The following table sets forth our recorded interest expense, net for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Interest expense on debt	$6,092	5,769	$17,255	14,672
Interest associated with swap agreements	1,886	326	4,566	338
Amortization of issuance cost	427	198	1,081	594
Interest income	—	(24)	(22)	(75)
Capitalized interest	(192)	(159)	(389)	(758)

Total interest expense, net	$8,213	$6,110	$22,491	$14,771

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

The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows for the fiscal year ended:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Operating lease cost	$33,278	31,489	$100,162	91,729
Variable lease cost	5,351	7,692	18,405	22,335
Short-term lease cost	102	108	329	324

Total	$38,731	$39,289	$118,896	$114,388

During the thirty-nine weeks ended November 1, 2020, the Company entered into 123 rent relief agreements with our respective landlords on operating locations and our corporate headquarters. Under these agreements, certain rent payments will be abated, deferred or modified without penalty for various periods, generally providing for full deferral for three months beginning April 2020, with partial deferrals continuing for periods of up to six months at approximately 50% of those locations. The Company has elected to account for lease concessions and deferrals resulting directly from
COVID-19
as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial increase in the Company’s obligations. During the thirty-nine weeks ended November 1, 2020, 113 of our 123 rent relief agreements qualified for this accounting election, and the remaining agreements were treated as lease modifications, primarily due to a significant extension of the lease term. Further, as a result of the
COVID-19
pandemic and its impact on our financial condition, the Company has chosen not to pay rent or to pay a portion of operating lease obligations as they become due for eight properties without rent relief agreements as of the end of the third quarter. As of November 1, 2020, we have bifurcated our current operating lease liabilities into the portion that remains subject to accretion and the portion that is accounted for as a deferral of payments or as short payments.
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
The Company is currently a defendant in several lawsuits filed in courts in California alleging violations of California Business and Professions Code, industry wage orders, wage-and-hour
laws and rules and regulations pertaining primarily to the failure to pay proper regular and overtime wages, failure to pay for missed meals and rest periods, pay stub violations, failure to pay all wages due at the time of termination and other employment related claims (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or Private Attorneys General Act representative actions and seek substantial damages and penalties. With respect to a portion of the California Cases, the Company has estimated and accrued for the most likely amount of loss. Where the Company has determined that a loss is reasonably possible but not probable, the Company is unable to estimate the amount or range of the reasonably possible loss due to the inherent difficulties of predicting the outcome of uncertainties regarding legal proceedings. The Company’s assessments are based on assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Management’s assessment of these California Cases
, as well as other lawsuits,
could change because of future determinations or the discovery of facts that are not presently known. Accordingly, the ultimate costs of resolving these cases may be substantially higher or lower than estimated. The Company is aggressively defending these cases.
Note 6: Earnings per share
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested), unvested time-based restricted stock units (RSU’s) and unvested performance RSU’s to the extent performance measures were attained as of the end of the reporting period, calculated using the treasury-stock method. Potential dilutive shares are excluded from the computation of earnings per share (“EPS”) if their effect is anti-dilutive. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. The weighted average anti-dilutive options excluded from the calculation of common equivalent shares were 235,368 and 134,450 in the thirteen and thirty-nine weeks ended November 3, 2019.

The following table sets forth the computation of EPS, basic and diluted for the periods indicated:

	Thirteen Weeks Ended November 1, 2020	Thirteen Weeks Ended November 3, 2019
Numerator:
Net income (loss)	$(48,043)	$482
Denominator:
Weighted average number of common shares outstanding (basic)	47,613,741	30,980,878
Weighted average dilutive impact of equity-based awards (1)	—	534,576
Weighted average number of common and common equivalent shares outstanding (diluted)	47,613,741	31,515,454
Net income (loss) per share:
Basic	$(1.01)	$0.02
Diluted	$(1.01)	$0.02

	Thirty-Nine Weeks Ended November 1, 2020	Thirty-Nine Weeks Ended November 3, 2019
Numerator:
Net income (loss)	$(150,189)	$75,281
Denominator:
Weighted average number of common shares outstanding (basic)	42,185,163	34,405,503
Weighted average dilutive impact of equity-based awards (1)	—	636,808
Weighted average number of common and common equivalent shares outstanding (diluted)	42,185,163	35,042,311
Net income (loss) per share:
Basic	$(3.56)	$2.19
Diluted	$(3.56)	$2.15

(1)	Due to the net loss for the thirteen and thirty-nine weeks ended November 1, 2020, no incremental shares are included because the effect would be anti-dilutive.
Note 7: Share-Based Compensation
Compensation expense related to stock options and restricted stock units (“RSU’s”) is included in
“
General

and
administrative expenses
” in the Consolidated Statements of Comprehensive Income (Loss)
and is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Stock options	$269	731	$1,099	2,294
RSU’s	2,730	1,016	4,245	3,185

Share-based compensation expense	$2,999	$1,747	$5,344	$5,479

Transactions related to stock option awards during the thirty-nine weeks ended November 1, 2020 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at February 2, 2020	1,323,495	$36.97	266,900	$6.72
Granted	—	—	—	—
Exercised	—	—	(90,391)	5.14
Forfeited	(84,395)	38.79	—	—

Outstanding at November 1, 2020	1,239,100	$36.84	176,509	$7.54

Exercisable at November 1, 2020	1,047,124	$34.64	176,509	$7.54

The total intrinsic value of options exercised during the thirty-nine weeks ended November 1, 2020 was $904. The unrecognized expense related to our stock option plan totaled approximately $869 as of November 1, 2020 and will be expensed over a weighted average period of 1.2 years.
Transactions related to RSU’s during the thirty-nine weeks ended November 1, 2020, were as follows:

	Shares	Wtd. Avg. Fair Value
Outstanding at February 2, 2020	216,815	$51.58
Granted	1,063,209	12.74
Change in performance units	4,352	59.67
Vested	(102,595)	38.11
Forfeited	(50,736)	27.72

Outstanding at November 1, 2020	1,131,045	$17.39

Fair value of our RSU’s is based on our closing stock price on the date of grant. The unrecognized expense related to the RSU’s was $9,919 as of November 1, 2020 and will be expensed over a weighted average period of 2.2 years.
During the thirty-nine weeks ended November 1, 2020 and November 3, 2019, excess tax expense (benefit) of $431 and ($912), respectively, were recognized as an expense (benefit) in the “Provision (benefit) for income taxes” in the Consolidated Statement of Comprehensive Income (Loss) and classified as a source in operating activities in the Consolidated Statement of Cash Flows.
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
CARES Act, in efforts to enhance business’ liquidity, provides for the deferral of the employer-paid portion of social security taxes. As of November 1, 2020, we have elected to defer employer-paid portion of social security taxes of $3,398, which is included in “Other liabilities” in the Consolidated Balance Sheets.
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annualized effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period. Due to the uncertainty created by the events surrounding the
COVID-19
pandemic, the actual effective tax rate for the year to date period was used to calculate the income tax benefit for the thirty-nine weeks ended November 1, 2020. The effective tax rate for the thirty-nine weeks ended November 1, 2020, was a benefit of

32.3
%, compared to an
expense

of
21.3
% for the thirty-nine weeks ended November 3, 2019, primarily due to the impact of a decrease in operating earnings before income tax and the impact of the tax provisions within the CARES Act. As a result of the impact of the technical amendments for qualified improvement property within the CARES Act, the Company generated a taxable loss in 2019, which together with the taxable loss in 2020, can be carried back to prior years when the statutory federal tax rate was approximately

35.0
%. As of November 1, 2020, the Company has recognized a current benefit of $34,090 related to estimated fiscal year 2019 and 2020 tax net operating losses that will be carried back to recover taxes paid in prior periods. The estimated tax benefit from the net operating losses is included in “Income taxes receivable” in the Consolidated Balance Sheets.

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
Recent Developments
On March 11, 2020, the World Health Organization declared the
COVID-19
outbreak to be a global pandemic and on March 13, 2020, the United States declared a National Public Health Emergency. As a result, several state and local mandates were implemented that encouraged the practice of social distancing, placed restrictions from individuals gathering in groups and, in many areas, placed complete restrictions on non-essential
movement outside of the home. Shortly after the national emergency declaration, state and local officials began placing restrictions on businesses, some of which allowed
To-Go
or curbside service only while others limited capacity in the dining room or midway. By March 20, 2020, all of our 137 operating stores were temporarily closed (including our one new store that opened on March 16). During our first quarter, one store re-opened
to the public with limited food and beverage offerings and two additional stores offered off-premise
dining options. During our second and third quarters, we have progressively re-opened
limited operations in an additional 101 stores and one new store in Manchester, New Hampshire and one new store in Lehigh Valley, Pennsylvania. Two stores that re-opened
during the second quarter were
re-closed
during the third quarter (one of which
re-opened
on November 14, 2020). As of November 1, 2020, 104 of our 137 stores were open, in limited capacity, in 36 states, Puerto Rico and Canada. Our current scaled-down operating model includes a limited
15-item
menu, reduced dining capacity and suspended use of some games in our midway for social distancing, reduced operating hours and reduced staffing levels designed to be responsive to restrictions imposed by various jurisdictions related to
COVID-19
re-openings.
As of November 1, 2020, 33 of the Company’s stores were closed to in-person
guests as a result of local
COVID-19
restrictions (31 of which have been closed since March 20, 2020). Subsequent to the third quarter, some local and state governments began to roll back their re-opening
plans in light of climbing
COVID-19
case counts. As of December 4, 2020, 48 stores were closed due to jurisdictional restrictions.
As a result of these developments, the Company is experiencing a significant decrease in traffic which has impacted the Company’s operating results during the thirteen and thirty-nine weeks ended November 1, 2020. We expect our operating results to continue to be severely impacted until such time that state and local restrictions are lifted, and our dining rooms and midways can re-open
at full capacity. We cannot predict how long the pandemic will last or when the state and local restrictions will be lifted or potentially re-imposed.
In addition, we cannot predict how quickly our guests will return to our stores once such restrictions have been lifted or the impact this will have on consumer spending habits.
In response to the ongoing pandemic, the Company and its Board of Directors implemented the following measures to enhance financial flexibility:

•
reduced expenses broadly, including by furloughing all of our hourly store team members and approximately 94% of store management personnel, on or about March 19, 2020, while enacting
12-week
salary reductions for remaining

managers. In addition, effective March 24, 2020, the Company furloughed all but a small team of essential corporate and administrative staff, enacted
12-week
salary reductions ranging from 10% to 50%, and suspended all cash board fees through the remainder of fiscal 2020. As stores reopen with a reduced workforce a portion of the furloughed personnel at our stores and corporate office have returned to work;

•	canceled or delayed all non-essential planned capital spending for the remainder of fiscal 2020;

•
halted or delayed planned store openings after our one store opening in Chattanooga, TN, on March 16, 2020, with the exception of two new stores that opened during the third quarter and several planned store openings, all of which commenced construction prior to the pandemic;

•	stopped work on future planned sites and commenced negotiations to terminate related contracts, as applicable;

•	suspended our share repurchase program and declaration of dividends;

•	negotiated amendments to our credit facility resulting in an extension of the maturity date of our revolving credit facility to August 17, 2024;

•	issued $550,000 of senior secured notes, maturing November 1, 2025;

•	sold shares of our common stock, which generated gross proceeds of approximately $185,600; and

•
negotiated with our landlords, vendors, and other business partners to temporarily reduce our lease and contract payments and obtain other concessions. As of November 1, 2020, a total of 123 rent relief agreements related to our operating locations and corporate headquarters were executed, which generally provide for full deferral for three months beginning April 2020, with partial deferral continuing for periods of up to six months, at approximately 50% of those locations.

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
Our stores average 40,000 square feet, range in size between 16,000 and 70,000 square feet and are open seven days a week, with normal hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance. These measures include:
Comparable store sales.
Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period which have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. As of November 1, 2020, our comparable store base consisted of 114 stores, of which 30 stores were closed.

New store openings.
Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between November 3, 2019 and November 1, 2020, we opened five new stores (two in fiscal 2019 and three in fiscal 2020).
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
Presentation of Operating Results
We operate on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. All references to the third quarter of 2020 relate to the
13-week
period ended November 1, 2020. All references to the third quarter of 2019 relate to the
13-week
period ended November 3, 2019. Fiscal 2020 and fiscal 2019 consist of 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

Store-Level Variability, Quarterly Fluctuations, Seasonality and Inflation
We have historically operated stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs.
Our new stores historically open with sales volumes in excess of their expected long-term run-rate
levels, which we refer to as a “honeymoon” effect. We traditionally expect our new store sales volumes in year two to be 10% to 20% lower than our year one targets, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store, the number and timing of new store openings may result in significant fluctuations in quarterly results.
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

Thirteen Weeks Ended November 1, 2020 Compared to Thirteen Weeks Ended November 3, 2019
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income (loss).

	Thirteen Weeks Ended November 1, 2020		Thirteen Weeks Ended November 3, 2019
Food and beverage revenues	$38,346	35.2%	$124,637	41.6%
Amusement and other revenues	70,706	64.8	174,715	58.4

Total revenues	109,052	100.0	299,352	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	10,664	27.8	33,384	26.8
Cost of amusement and other (as a percentage of amusement and other revenues)	7,244	10.2	18,796	10.8

Total cost of products	17,908	16.4	52,180	17.4
Operating payroll and benefits	27,704	25.4	76,165	25.4
Other store operating expenses	70,783	64.9	110,713	37.1
General and administrative expenses	11,746	10.8	16,210	5.4
Depreciation and amortization expense	34,384	31.5	33,340	11.1
Pre-opening costs	2,570	2.4	4,245	1.4

Total operating costs	165,095	151.4	292,853	97.8

Operating income (loss)	(56,043)	(51.4)	6,499	2.2
Interest expense, net	8,213	7.6	6,110	2.1
Loss on debt refinance	904	0.8	—	—

Income (loss) before benefit for income taxes	(65,160)	(59.8)	389	0.1
Benefit for income taxes	(17,117)	(15.7)	(93)	(0.1)

Net income (loss)	$(48,043)	(44.1)%	$482	0.2%

Change in comparable store sales (1)		(65.6)%		(4.1)%
Company-owned stores at end of period (1)		137		134
Comparable stores at end of period (1)		114		99

(1) As
of the end of the third quarter of fiscal 2020, 104 of our 137 stores were open and 84 of our 114 comparable stores were open. Our total and comparable store counts as of the end of the third quarter of fiscal 2020 exclude a store in Chicago, Illinois and a store in Houston, Texas which are near the end of their respective lease terms which the Company has decided not to re-open.
Our store in Duluth (Atlanta), Georgia permanently closed on March 3, 2019 as we did not exercise the renewal option and is excluded from fiscal 2019 store counts and comparable store sales.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income (loss) to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended November 1, 2020		Thirteen Weeks Ended November 3, 2019
Net income (loss)	$(48,043)	-44.1%	$482	0.2%
Interest expense, net	8,213		6,110
Loss on debt refinance	904		—
Benefit for income taxes	(17,117)		(93)
Depreciation and amortization expense	34,384		33,340

EBITDA	(21,659)	-19.9%	39,839	13.3%
Loss on asset disposal	124		458
Share-based compensation	2,999		1,747
Pre-opening costs	2,570		4,245
Other costs (1)	(5)		1

Adjusted EBITDA	$(15,971)	-14.6%	$46,290	15.5%

(1)	Primarily represents costs related to currency transaction (gains) or losses.
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income (loss) to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended November 1, 2020		Thirteen Weeks Ended November 3, 2019
Operating income (loss)	$(56,043)	-51.4%	$6,499	2.2%
General and administrative expenses	11,746		16,210
Depreciation and amortization expense	34,384		33,340
Pre-opening costs	2,570		4,245

Store Operating Income Before Depreciation and Amortization	$(7,343)	-6.7%	$60,294	20.1%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Thirteen Weeks Ended November 1, 2020	Thirteen Weeks Ended November 3, 2019
New store and operating initiatives	$7,700	$52,147
Games	361	2,825
Maintenance capital	1,208	5,831

Total capital additions	$9,269	$60,803

Payments from landlords	$4,709	$7,240

Results of Operations
Revenues
In response to the
COVID-19
outbreak, which was declared a global pandemic on March 11, 2020 and a National Public Health Emergency in the United States on March 13, the Company temporarily closed of all of our 137 stores by March 20, 2020 (including our one new store opening March 16). On April 30, 2020, the Company re-opened
the first store to the public, and an additional 83 stores were re-opened
during the second quarter.
During the third quarter of fiscal year 2020, the Company
re-opened
an additional 20 stores and one new store in Manchester, New Hampshire and one new store in Lehigh Valley, Pennsylvania. Two stores that re-opened
during the second quarter were
re-closed
during the third quarter.
As of November 1, 2020, 104 of our 137 stores were open. Of these 104 open stores, 84 are comparable stores. These stores are operating with limited menus, reduced dining room seating, reduced games in the midway, reduced operating hours and other restrictions referred to as “limited operations”.
Selected revenue and store data for the periods indicated are as follows:

	Thirteen weeks ended November 1, 2020	Thirteen weeks ended November 3, 2019	Change
Total revenues	$109,052	$299,352	$(190,300)
Total store operating weeks	1,221	1,722	(501)
Comparable store revenues	$89,592	$260,131	$(170,539)
Comparable store operating weeks	993	1,482	(489)
Noncomparable store revenues	$20,092	40,131	$(20,039)
Noncomparable store operating weeks	228	240	(12)
Other revenues	$(632)	$(910)	$278
Total revenues decreased $190,300, or 63.6%, to $109,052 in the third quarter of fiscal 2020 compared to total revenues of $299,352 in the third quarter of fiscal 2019. The decline in revenue is attributable primarily to fewer store operating weeks in the third quarter of fiscal 2020 as a result of temporary store closures, lower customer volumes due to limited food and beverage and amusement operations and the canceling or postponement of special events as a result of the
COVID-19
pandemic. For the thirteen weeks ended November 1, 2020, we derived 23.2% of our total revenue from food sales, 12.0% from beverage sales, 64.4% from amusement sales and 0.4% from other sources. For the thirteen weeks ended November 3, 2019, we derived 27.9% of our total revenue from food sales, 13.7% from beverage sales, 57.4% from amusement sales and 1.0% from other sources.
Comparable store revenue decreased $170,539 or 65.6%, in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019, due primarily to a 33.0% reduction in comparable store operating weeks and lower customer volumes as stores re-opened
with limited operations. During the third quarter of fiscal 2020, the number of comparable stores operating increased from 68 at the beginning of the quarter to 84 at the end of the quarter. Our individual comparable stores generally experienced gradual increases in weekly sales performance as operating weeks increased. Individual store performance after re-opening
was impacted by changes in local operating restrictions and consumer reactions to changes in local
COVID-19
infection rates.
Food sales at comparable stores decreased by $51,838, or 71.4%, to $20,793 in the third quarter of fiscal 2020 from $72,631 in the third quarter of fiscal 2019. Beverage sales at comparable stores decreased by $24,936, or 69.7%, to $10,830 in the third quarter of fiscal 2020 from $35,766 in the 2019 comparison period. Comparable store amusement and other revenues in the third quarter of fiscal 2020 decreased by $93,765, or 61.8%, to $57,969 from $151,734 in the comparable thirteen weeks of fiscal 2019. The
COVID-19
pandemic driven reduction in operating hours and product offerings contributed to a shift in our comparable store revenue mix away from food and beverage revenues to amusements and other revenues of approximately 630 basis points when compared to the third quarter of fiscal 2019.
Non-comparable
store revenue decreased $20,039 in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019, for the same reasons noted above, including 12 net fewer store operating weeks.

Cost of products
The total cost of products was $17,908 for the third quarter of fiscal 2020 and $52,180 for the third quarter of fiscal 2019. The total cost of products as a percentage of total revenues decreased 100 basis points to 16.4% for the third quarter of fiscal 2020 compared to 17.4% for the third quarter of fiscal 2019.
Cost of food and beverage products decreased to $10,664 compared to $33,384 for the third quarter of fiscal 2019. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 100 basis points to 27.8% for the third quarter of fiscal 2020 from 26.8% for the third quarter of fiscal 2019. Cost of food and beverage products during the third quarter of 2020 was negatively impacted by food and beverage spoilage costs of approximately $550 associated with store closures.
Cost of amusement and other decreased to $7,244 in the third quarter of fiscal 2020 compared to $18,796 in the third quarter of fiscal 2019. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 60 basis points to 10.2% for the third quarter of fiscal 2020 from 10.8% in the third quarter of fiscal 2019. This decrease was driven by lower freight costs, lower cost per ticket and higher revenue per game play credit sold as a result of less discounting of amusement revenues, partially offset by an unfavorable shift in ticket redemption patterns.
Operating payroll and benefits
Total operating payroll and benefits decreased by $48,461, or 63.6%, to $27,704 in the third quarter of fiscal 2020 compared to $76,165 in the third quarter of fiscal 2019. Nearly all of our store workforce, with the exception of a small team of essential personnel, were furloughed in mid-March.
Hourly team members returned only as stores
re-opened
and at reduced staffing levels. The total cost of operating payroll and benefits as a percentage of total revenues remained unchanged at 25.4% in both the third quarter of fiscal 2020 and the third quarter of fiscal 2019. Favorable results in hourly labor were offset by the deleveraging impact of management labor as a result of the temporary store closures and continued benefit coverage for furloughed employees. Additionally, late in the third quarter, we recalled a core group of store managers at unopened stores.
Other store operating expenses
Other store operating expenses decreased by $39,930, or 36.1%, to $70,783 in the third quarter of fiscal 2020 compared to $110,713 in the third quarter of fiscal 2019. The decrease is primarily due to reduced spend on marketing, maintenance and other services due to temporary store closures. Other store operating expense as a percentage of total revenues increased to 64.9% in the third quarter of fiscal 2020 compared to 37.1% in the third quarter of fiscal 2019. This increase was due primarily to sales deleveraging on occupancy costs and utilities as a result of the temporary store closures.
General and administrative expenses
General and administrative expenses decreased by $4,464, or 27.5%, to $11,746 in the third quarter of fiscal 2020 compared to $16,210 in the third quarter of fiscal 2019. The decrease in general and administrative expenses was primarily driven by lower labor costs due to continued furloughs and elimination of a significant number of positions at our corporate office, lower professional services, reduced travel expenses and board of director fees. These cost reductions were partially offset by increased share-based compensation as a result of new grants issued during the second quarter.
Depreciation and amortization expense
Depreciation and amortization expense increased by $1,044 or 3.1%, to $34,384 in the third quarter of fiscal 2020 compared to $33,340 in the third quarter of fiscal 2019. Increased depreciation due to our 2020 and 2019 capital expenditures for new stores, operating initiatives, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $1,675 to $2,570 in the third quarter of fiscal 2020 compared to $4,245 in the third quarter of fiscal 2019 due to a decrease in the number of new store openings in the current year, as construction was put on hold, with pre-opening
costs being primarily limited to
pre-opening
rent expense after the disruption of our business as a result of the
COVID-19
pandemic.

Interest expense, net & Loss on debt refinance
Interest expense, net increased by $2,103 to $8,213 in the third quarter of fiscal 2020 compared to $6,110 in the third quarter of fiscal 2019 due to an increase in the average outstanding debt and an increase in the weighted average effective interest rate. In connection with the October 27, 2020 debt refinancing, which is explained in Note 3 to the Unaudited Consolidated Financial Statements, the Company recorded a charge of $904 during the third quarter of fiscal 2020.
Provision (benefit) for income taxes
The effective tax rate for the thirteen weeks ended November 1, 2020, was a benefit of 26.3%, compared to 24.1% in the third quarter of fiscal 2019, primarily due to the impact of a decrease in operating earnings before income tax as well as the impact of provisions of the CARES Act, including technical amendments to qualified improvement property and the impact of carrying back tax net operating losses from fiscal years 2020 and 2019 to years with a higher federal corporate income tax rate. The prior year effective tax rate was also impacted by lower projected state tax expense and the favorable impact of tax credits.
Thirty-Nine Weeks Ended November 1, 2020 Compared to Thirty-Nine Weeks Ended November 3, 2019
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income (loss).

	Thirty-Nine Weeks Ended November 1, 2020		Thirty-Nine Weeks Ended November 3, 2019
Food and beverage revenues	$119,268	37.3%	$410,779	40.8%
Amusement and other revenues	200,423	62.7	596,754	59.2

Total revenues	319,691	100.0	1,007,533	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	32,667	27.4	109,072	26.6
Cost of amusement and other (as a percentage of amusement and other revenues)	21,997	11.0	64,456	10.8

Total cost of products	54,664	17.1	173,528	17.2
Operating payroll and benefits	85,197	26.6	239,965	23.8
Other store operating expenses	229,137	71.8	321,334	31.9
General and administrative expenses	35,587	11.1	49,047	4.9
Depreciation and amortization expense	104,896	32.8	97,226	9.6
Pre-opening costs	8,781	2.7	15,970	1.6

Total operating costs	518,262	162.1	897,070	89.0

Operating income (loss)	(198,571)	(62.1)	110,463	11.0
Interest expense, net	22,491	7.0	14,771	1.5
Loss on debt refinance	904	0.3	—	—

Income (loss) before provision (benefit) for income taxes	(221,966)	(69.4)	95,692	9.5
Provision (benefit) for income taxes	(71,777)	(22.4)	20,411	2.0

Net income (loss)	$(150,189)	(47.0)	$75,281	7.5%

Change in comparable store sales (1)		(70.2)%		(1.9)%
Company-owned stores at end of period (1)		137		134
Comparable stores at end of period (1)		114		99

(1)
As of the end of the third quarter of fiscal 2020, 104 of our 137 stores were open and 84 of our 114 comparable stores were open. Our total and comparable store counts as of the end of the third quarter of fiscal 2020 exclude a store in Chicago, Illinois and a store in Houston, Texas which are near the end of their respective lease terms which the Company has decided not to re-open.
Our store in Duluth (Atlanta), Georgia permanently closed on March 3, 2019 as we did not exercise the renewal option and has been excluded from fiscal 2019 store counts and comparable store sales.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income (loss) to Adjusted EBITDA for the periods indicated:

	Thirty-Nine Weeks Ended November 1, 2020		Thirty-Nine Weeks Ended November 3, 2019
Net income (loss)	$(150,189)	-47.0%	$75,281	7.5%
Interest expense, net	22,491		14,771
Loss on debt refinance	904		—
Provision (benefit) for income taxes	(71,777)		20,411
Depreciation and amortization expense	104,896		97,226

EBITDA	(93,675)	-29.3%	207,689	20.6%
Loss on asset disposal	541		1,284
Impairment of long-lived assets	13,727		—
Share-based compensation	5,344		5,479
Pre-opening costs	8,781		15,970
Other costs (1)	54		34

Adjusted EBITDA	$(65,228)	-20.4%	$230,456	22.9%

(1)	Primarily represents costs related to currency transaction (gains) or losses.
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income (loss) to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirty-Nine Weeks Ended November 1, 2020		Thirty-Nine Weeks Ended November 3, 2019
Operating income (loss)	$(198,571)	-62.1%	$110,463	11.0%
General and administrative expenses	35,587		49,047
Depreciation and amortization expense	104,896		97,226
Pre-opening costs	8,781		15,970

Store Operating Income Before Depreciation and Amortization	$(49,307)	-15.4%	$272,706	27.1%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for Payments from landlords.

	Thirty-Nine Weeks Ended November 1, 2020	Thirty-Nine Weeks Ended November 3, 2019
New store and operating initiatives	$48,222	$143,594
Games	9,079	12,667
Maintenance capital	2,988	16,316

Total capital additions	$60,289	$172,577

Payments from landlords	$8,723	$28,581

Results of Operations
Revenues
Selected revenue and store data for the periods indicated are as follows:

	Thirty-nine weeks ended November 1, 2020	Thirty-nine weeks ended November 3, 2019	Change
Total revenues	$319,691	$1,007,533	$(687,842)
Total store operating weeks	2,682	5,012	(2,330)
Comparable store revenues	$268,426	$901,837	$(633,411)
Comparable store operating weeks	2,184	4,446	(2,262)
Noncomparable store revenues	$54,763	$110,231	$(55,468)
Noncomparable store operating weeks	498	566	(68)
Other revenues	$(3,498)	$(4,535)	$1,037
Total revenues decreased $687,842, or 68.3%, to $319,691 in the thirty-nine weeks ended November 1, 2020 compared to total revenues of $1,007,533 in the thirty-nine weeks ended November 3, 2019. The decline in revenue is attributable to fewer store operating weeks in fiscal 2020 as a result of temporary store closures, lower customer volumes due to limited food and beverage and amusement operations and the canceling or postponement of special events as a result of the
COVID-19
pandemic. For the thirty-nine weeks ended November 1, 2020, we derived 24.6% of our total revenue from food sales, 12.7% from beverage sales, 62.2% from amusement sales and 0.5% from other sources. For the thirty-nine weeks ended November 3, 2019, we derived 27.9% of our total revenue from food sales, 12.9% from beverage sales, 58.4% from amusement sales and 0.8% from other sources.
Comparable store revenue decreased $633,411, or 70.2%, in the thirty-nine weeks ended November 1, 2020 compared to the thirty-nine weeks ended November 3, 2019, due primarily to a 50.9% reduction in comparable store operating weeks and lower customer volumes as stores re-opened
with limited operations. As of March 20, 2020, all the Company’s 114 comparable stores were closed due to operating restrictions put in place by local jurisdictions in response to the
COVID-19
pandemic. Beginning April 30, 2020, we began
re-opening
our stores based on changes in operating restrictions in the various jurisdictions. As of November 1, 2020, 84 of our comparable stores had re-opened
under limited operating conditions. Our individual comparable stores generally experienced gradual increases in weekly sales performance as operating weeks increased. Individual store performance after re-opening
was impacted by changes in local operating restrictions and consumer reactions to changes in local
COVID-19
infection rates.
Comparable
walk-in
revenues, which accounted for 96.2% of comparable store revenue for the thirty-nine weeks ended November 1, 2020, decreased 68.6% compared to the similar period in fiscal 2019. Comparable store special events revenues, which accounted for 3.8% of comparable store revenue for the thirty-nine weeks ended November 1, 2020, decreased 87.1% compared to the similar period in fiscal 2019 as events were canceled or postponed due to local restrictions on group gathering size and operating restrictions on our business.
Food sales at comparable stores decreased by $185,463, or 73.9%, to $65,627 in the thirty-nine weeks ended November1, 2020 from $251,090 in the thirty-nine weeks ended November 3, 2019. Beverage sales at comparable stores decreased by $81,691, or 70.4%, to $34,381 in the thirty-nine weeks ended November 1, 2020 from $116,072 in the 2019 comparison period. Comparable store amusement and other revenues in the thirty-nine weeks ended November 1, 2020 decreased by $366,257, or 68.5%, to $168,418 from $534,675 in the comparable thirty-nine weeks of fiscal 2019.
Non-comparable
store revenue decreased $55,468 in the thirty-nine weeks ended November 1, 2020 compared to the thirty-nine weeks ended November 3, 2019. During the first four-week period of fiscal 2020, non-comparable
stores contributed an additional $9,668 of revenue and 54 additional operating weeks over the same period of fiscal 2019. During the remainder of the thirty-nine week period ended November 1, 2020, non-comparable
store revenue decreased $65,136 for the same reasons noted above, including 122 fewer store operating weeks.
Cost of products
The total cost of products was $54,664 for the thirty-nine weeks ended November 1, 2020 and $173,528 for the thirty-nine weeks ended November 3, 2019. The total cost of products as a percentage of total revenues was 17.1% and 17.2% for the thirty-nine weeks November 1, 2020 and the thirty-nine weeks ended November 3, 2019, respectively.

Cost of food and beverage products decreased to $32,667 in the thirty-nine weeks ended November 1, 2020 compared to $109,072 for the thirty-nine weeks ended November 3, 2019. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 80 basis points to 27.4% for the thirty-nine weeks ended November 1, 2020 from 26.6% for the thirty-nine weeks ended November 3, 2019. Cost of food and beverage products in the thirty-nine weeks ended November 1, 2020, was negatively impacted by food and beverage spoilage costs of approximately $1,572 associated with store closures, offset partially by cost reductions resulting from vendor payment negotiations.
Cost of amusement and other decreased to $21,997 in the thirty-nine weeks ended November 1, 2020 compared to $64,456 in the thirty-nine weeks ended November 3, 2019. The costs of amusement and other, as a percentage of amusement and other revenues, increased 20 basis points to 11.0% for the thirty-nine weeks ended November 1, 2020 from 10.8% for the thirty-nine weeks ended November 3, 2019, due primarily to a shift in ticket redemption patterns.
Operating payroll and benefits
Total operating payroll and benefits decreased by $154,768, or 64.5%, to $85,197 in the thirty-nine weeks ended November 1, 2020 compared to $239,965 in the thirty-nine weeks ended November 3, 2019. Nearly all of our store workforce, except a small team of essential personnel, were furloughed in mid-March.
Hourly team members returned only as stores
re-opened
and at reduced staffing levels. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 280 basis points to 26.6% in the thirty-nine week period ended November 1, 2020 compared to 23.8% in the thirty-nine week period ended November 3, 2019, due primarily to sales deleveraging of management labor as a result of the temporary store closures and partially attributable to continued benefit coverage for furloughed employees. Late in the third quarter, we recalled a core group of store managers at unopened stores.
Other store operating expenses
Other store operating expenses decreased by $92,197, or 28.7%, to $229,137 in the thirty-nine weeks ended November 1, 2020 compared to $321,334 in the thirty-nine weeks ended November 3, 2019. Decreased spend on marketing, maintenance and other services due to temporary store closures and $1,000 insurance proceeds related to the
COVID-19
business disruptions were partially offset by a $13,727 charge for impairment of long-lived assets and a net loss on derivatives of $1,578. Other store operating expense as a percentage of total revenues increased to 71.8% in the thirty-nine weeks ended November 1, 2020 compared to 31.9% in the thirty-nine weeks ended November 3, 2019. This increase was due primarily to sales deleveraging on occupancy costs and utilities as a result of the temporary store closures and the charges for impairment.
General and administrative expenses
General and administrative expenses decreased by $13,460, or 27.4%, to $35,587 in the thirty-nine weeks ended November 1, 2020 compared to $49,047 in the thirty-nine weeks ended November 3, 2019. The decrease in general and administrative expenses was driven primarily by lower labor resulting from continued furloughs and elimination of a significant number of positions at the corporate office, temporarily reducing pay and benefits for employees that were not furloughed for a twelve-week period, lower professional services costs, and reduced travel expenses and board of director fees.
Depreciation and amortization expense
Depreciation and amortization expense increased by $7,670 or 7.9%, to $104,896 in the thirty-nine weeks ended November 1, 2020 compared to $97,226 in the thirty-nine weeks ended November 3, 2019. Increased depreciation due to our 2020 and 2019 capital expenditures for new stores, operating initiatives, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $7,189 to $8,781 in the thirty-nine weeks ended November 1, 2020 compared to $15,970 in the thirty-nine weeks ended November 3, 2019, due to a decrease in the number of new store openings in the current year, as construction was put on hold or delayed, with pre-opening
costs being primarily limited to
pre-opening
rent expense after the disruption of our business as a result of the
COVID-19
pandemic.

Interest expense, net and Loss on debt refinance
Interest expense, net increased by $7,720 to $22,491 in the thirty-nine weeks ended November 1, 2020 compared to $14,771 in the thirty-nine weeks ended November 3, 2019, due primarily to an increase in average outstanding debt and a slightly higher weighted average effective interest rate. In connection with the October 27, 2020 debt refinancing, which is explained in Note 3 of the Unaudited Consolidated Financial Statements, the Company recorded a charge of $904 during the third quarter of fiscal 2020.
Provision (benefit) for income taxes
The effective tax rate for the thirty-nine weeks ended November 1, 2020, was a benefit of 32.3%, compared to an expense of 21.3% for the thirty-nine weeks ended November 3, 2019, primarily due to the impact of a decrease in operating earnings before income tax as well as the impact of provisions of the CARES Act, including technical amendments to qualified improvement property and the impact of carrying back tax net operating losses from fiscal years 2020 and 2019 to years with a higher federal corporate income tax rate.
Liquidity and Capital Resources
In response to the business disruption caused by the
COVID-19
pandemic, the Company has taken the following actions to enable it to meet its obligations over the next twelve months:
During the first and second quarters of fiscal year 2020, we:

•	reduced expenses broadly;

•	canceled or delayed all non-essential planned capital spending for the remainder of fiscal 2020 and halted or delayed all planned store openings;

•	suspended our share repurchase program and our dividend;

•	drew down substantially all the remaining credit available under our $500,000 revolving credit facility;

•	negotiated an amendment with our lenders, which included relief from compliance with financial covenants for the first, second and third quarterly periods of fiscal 2020;

•	sold shares of our common stock, which generated gross proceeds of $185,600;

•	initiated negotiations with our landlords, vendors, and other business partners to temporarily reduce our lease and contract payments and obtain other concessions; and

•
submitted a proposal, approved by our shareholders, increasing the number of shares available for incentive awards, which enables management to maintain key talent while preserving the Company’s liquidity by minimizing cash outlays.

In addition, during the third quarter of fiscal 2020, we:

•
continued discussions with our landlords, vendors and other business partners to reduce our lease and contract payments and obtain concessions. As of November 1, 2020, a total of 123 rent relief agreements relating to our operating locations and corporate headquarters were executed, which generally provide for full deferral for three months beginning April 2020, with partial deferral continuing for periods of up to six months, at approximately 50% of those locations;

•
negotiated a second amendment with our lenders, resulting in an extension of the maturity date of our revolving credit facility and extended relief from compliance with financial covenants until the first quarter of fiscal year 2022; and

•	issued $550,000 of senior secured notes, maturing November 1, 2025.
Although uncertainty surrounds the timing of
re-opening
of our remaining stores and lifting of capacity restrictions and other requirements, as well as how quickly customers will return to our stores, due to continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, the Company has taken measures to provide sufficient liquidity to meet estimated cash flow needs and covenant compliance obligations for at least the next twelve months from the issuance of the financial statements.

Debt and Derivatives
Effective April 14, 2020, we amended our existing credit facility, which provided relief from compliance with financial covenants through the third quarter of fiscal 2020. The interest rate increased to LIBOR plus 2.00% with a LIBOR floor of 1.00%.
On October 27, 2020, the Company issued $550,000 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes accrues from October 27, 2020 and is payable in arrears on November 1 and May 1 of each year, commencing on May 1, 2021. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries, which is substantially the same as the guarantors of the Company’s existing credit facility.
Concurrent and subject to the issuance of the Notes, the Company entered into a second amendment to its existing credit facility, which included relief from testing compliance with certain financial covenants until the last day of the fiscal quarter ending on May 1, 2022. During the financial covenant suspension period the Company is required to maintain a minimum liquidity (primarily availability under the credit facility) of $150,000. The second amendment extended the maturity date of the $500,000 revolving portion of the facility from August 17, 2022 to August 17, 2024, and the interest rate spread increased from 2.00% to 4.00% during the financial covenant suspension period, with an additional 1.00% utilization fee due at maturity. After the financial covenant suspension period, the interest rate spread ranges from 1.25% to 3.00%. The second amendment terminated the term loan portion of the credit facility, which triggered payment of $1,900 of lender debt costs associated with the first amendment.
The Company used the proceeds of the Notes offering, along with cash on hand, to repay the $255,000 principal balance of the term loan facility, $463,000 of borrowings under the revolving credit facility, and related accrued interest. The Company incurred debt issuance costs of $18,200, which are being amortized over the terms of the respective Notes and revolving credit facility. As of November 1, 2020, approximately $3,300 of these debt costs had not been paid. The Company also recorded a loss of $904 related to the unamortized debt costs associated with the term portion of the credit facility.
For the thirty-nine weeks ended November 1, 2020, and November 3, 2019, the Company’s weighted average interest rate on outstanding borrowings was 4.17% and 4.03%, respectively. We expect this rate to increase in future quarters as a result of the issuance of the Notes and the second amendment to the credit facility. As of November 1, 2020, we had letters of credit outstanding of $9,686 and an unused commitment balance of $464,314 under the revolving credit facility.
Our credit facility and Notes contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets.
During fiscal 2019, we entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates on our variable rate credit facility. Our swap agreements with our derivative counterparties contain a provision where if the Company defaults on any of its indebtedness and repayment of the indebtedness has been accelerated, the Company could also be declared in default on its derivative obligations. Refer to Note 1 of the Unaudited Consolidated Financial Statements for further discussion of our swap agreements, which were de-designated
as hedges effective April 14, 2020, the date of the first amendment to our credit facility.
Dividends and Share Repurchases
The Company had previously established a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule
10b5-1
of the Exchange Act. At November 1, 2020, we had approximately $172,820 remaining of a total $800,000 share repurchase authorization. The existing share repurchase program expires at the end of fiscal 2020. As a result of the impacts to our business arising from the COVID
-19
pandemic, share purchases and dividend payments have been indefinitely suspended.
Cash Flow Summary
At November 1, 2020, we had cash and cash equivalents of $8,341.
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

Net cash provided by operating activities decreased $249,543 in the thirty-nine weeks ended November 1, 2020 compared to the thirty-nine weeks ended November 3, 2019 driven primarily by the closure of all of our 137 operating stores as of March 20, 2020. Operations ceased until April 30, 2020, when we re-opened
our first store, followed by the progressive
re-opening
of 101 additional stores with limited operations through the end of our third quarter. The impact of approximately 2,330 fewer store weeks and limited operations was lessened somewhat by reduced income tax payments as well as our efforts to actively manage the Company’s daily cash flows, including deferrals and short payments of rent and other payments to landlords.
Investing Activities
— Cash used in investing activities primarily reflects capital expenditures.
During the thirty-nine weeks ended November 1, 2020, the Company spent approximately $55,800 for new store construction and operating improvement initiatives ($47,100 net of payments from landlords), $9,500 for game refreshment and $7,300 for maintenance capital.
During the thirty-nine weeks ended November 3, 2019, we spent approximately $145,700 ($117,100 net of payments from landlords) for new store construction and operating improvement initiatives, $12,400 for game refreshment and $14,800 for maintenance capital.
Financing Activities
— During the first quarter of fiscal year 2020, the Company drew down substantially all the available credit under our revolving credit facility, or approximately $100,000. During the third quarter, the Company issued $550,000 of senior secured notes in a private offering and amended the existing credit facility. The proceeds from the offering, along with cash on hand, were used to pay debt issuance costs, the $255,000 balance of the term portion of the credit facility, and $463,000 of outstanding borrowings under the revolving portion of the credit facility. Additionally, the Company received net proceeds of approximately $182,200 from the issuance of shares of our common stock during the first and second quarter of fiscal year 2020. In the thirty-nine weeks ended November 3, 2019, cash used in financing activities primarily reflected approximately $297,300 of share repurchases and approximately $10,800 of cash dividends paid, partially offset by $261,800 of net proceeds from borrowings.
Contractual Obligations and Commitments
Effective October 27, 2020, the Company issued $550,000 of senior secured notes and entered into the second amendment to its existing credit facility, which was first amended on April 14, 2020. There have been no other material changes outside the ordinary course of business to our contractual obligations since February 2, 2020, as reported on Form
10-K
filed with the SEC on April 3, 2020. The following table sets forth the contractual obligations related to the Company’s debt obligations as of November 1, 2020.

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Senior Secured Notes	$550,000	$—	$—	$550,000	$—
Credit Facility - Revolver (1)	26,000	—	—	26,000	—
Interest requirements (2)	225,395	46,328	91,087	87,980	—

Total	$801,395	$46,328	$91,087	$663,980	$—

(1)	Available commitments under the revolving credit facility were $464,314 as of November 1, 2020, subject to a $150,000 liquidity covenant.
(2)
The cash obligations for the variable portion of the interest requirements on the outstanding balance of the revolving credit facility and the unused commitment are based on an interest rate of 6.00% and 0.50%, respectively, through the end of the first quarter of fiscal year 2022, reduced to 4.00% and 0.40%, respectively, for the remainder of the term of the credit facility. The interest requirement on the Notes is based on a fixed rate of 7.625%.

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
Interest Rate Risk
Our variable rate indebtedness under our $500,000 revolving credit facility is based on one-month
LIBOR, with a LIBOR floor of 1.00%. Our interest rate swap agreements, with a combined notional amount of $350,000, convert the floating portion of the interest rate to a fixed interest rate of approximately 2.47% through August 17, 2022. As of November 1, 2020, one-month
LIBOR is below 1.00%.
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
and
15d-15(f))
that occurred during our third quarter ended November 1, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We face risks related to our substantial indebtedness and limitations on future sources of liquidity.
As of November 1, 2020, we had total borrowings of $576,000, which consisted of $550,000 of secured indebtedness represented by our Notes and $26,000 of senior secured borrowings under our revolving credit facility. Our substantial indebtedness could have important consequences to us, including:

•
making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness increasing our vulnerability to general economic and industry conditions, including as a result of disruption caused by the global
COVID-19
pandemic;

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of obligations with respect to our debt, thereby reducing our ability to use our cash flow to fund our operations, lease payments, capital expenditures, selling and marketing efforts, product development, future business opportunities and other purposes;

•	exposing us to the risk of increased interest rates as a substantial portion of our borrowings are at variable rates;

•	restricting us from making strategic acquisitions;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•	limiting our ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.
Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.
Covenants in our debt agreements restrict our business and could limit our ability to implement our business plan.
The credit facility and the indenture governing the Notes contain covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to satisfy the covenants contained in the credit facility, our ability to borrow under the revolving credit loans portion of the credit facility may be restricted. The credit facility and the indenture governing the Notes include covenants restricting, among other things, our ability to do the following under certain circumstances:

•	incur or guarantee additional indebtedness or issue certain disqualified or preferred stock;

•	pay dividends or make other distributions on, or redeem or purchase, any equity interests or make other restricted payments;

•	make certain acquisitions or investments;

•	create or incur liens;

•	transfer or sell assets;

•	incur restrictions on the payments of dividends or other distributions from our restricted subsidiaries;

•	alter the business that we conduct;

•	enter into transactions with affiliates; and

•	consummate a merger or consolidation or sell, assign, transfer, lease or otherwise dispose of all or substantially all of our assets.
The covenants in the credit facility are generally more restrictive than the covenants in the indenture governing the Notes and place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, other than during the second amendment suspension period, our credit facility requires us to comply with a total leverage ratio that is no greater than the applicable financial covenant level and a fixed charge ratio that is no greater than 1.25:1.00, respectively, which are each tested as of the last day of each fiscal quarter. During the second amendment suspension period, our credit facility requires us to maintain minimum liquidity of $150,000 at all times.
Events beyond our control, including the impact of
COVID-19,
may affect our ability to comply with our covenants, even after the cessation of the second amendment suspension period.
If we default under the credit facility or the indenture governing the Notes, because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we will be able to comply with our covenants under the credit facility, or the indenture governing the Notes or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under the revolving credit loans provided under the credit facility to suspend commitments to make any advance, or require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under the credit facility or the indenture governing the Notes, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on commercially reasonable terms, or at all. We cannot assure you that we would have sufficient funds to repay outstanding amounts under the credit facility or the indenture governing the Notes and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.
Changes in interest rates could adversely impact the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.
Interest rates on future borrowings, credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. In addition, LIBOR and other “benchmark” rates are subject to ongoing national and international regulatory scrutiny and reform. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate, or “SOFR.” We are unable to predict the effect of the FCA Announcement or other reforms, whether currently enacted or enacted in the future. The outcome of reforms may result in increased interest expense to us. Changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There has been no material change in the use of proceeds disclosed in our prospectus supplement to our registration statement on Form
S-3,
filed with the SEC on April 14, 2020.
There were no repurchases of our common stock under our share repurchase plan during the thirteen weeks ended November 1, 2020.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Dave & Buster’s Select Executive Retirement Plan as amended and restated by Dave & Buster’s Management Corporation, Inc., effective as of January 1, 2017.

31.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data files

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herein

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: December 10, 2020	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Chief Executive Officer

Date: December 10, 2020	By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Financial Officer