Form 10-K
period 2021-01-31
Dave & Buster's Entertainment, Inc.
filed 2021-03-31
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED January 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File
No. 001-35664

Dave & Buster’s Entertainment, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2382255
(State of Incorporation)	(I.R.S. Employer ID)

2481 Mañana Drive, Dallas, Texas , 75220	(214) 357-9588
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	PLAY	NASDAQ Global Select Market
Preferred Stock Purchase Rights	PLAY	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Ac
t.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by
non-affiliates,
based on the closing price of the last day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was $580 million.
The number of shares of Registrant’s Common Stock outstanding as of March 28, 2021 was
47,658,356.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on
Form 10-K.

DAVE & BUSTER’S ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM
10-K
FOR FISCAL YEAR ENDED JANUARY 31, 2021

FORWARD-LOOKING STATEMENTS
Matters discussed in this report and in other public disclosures, both written and oral, include “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “may,” “will” “should” “could,” “aims,” “intends,” or “projects,” and similar expressions, whether in the negative or the affirmative. You should not place undue reliance on forward-looking statements, which speak only as of the date of the report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risk and uncertainties discussed under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all forward-looking statements contained in this report and other public statements made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provision the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus
(“COVID-19”)
outbreak to be a global pandemic and on March 13, 2020, the United States declared a National Public Health Emergency. As a result, several state and local mandates were implemented that encouraged the practice of social distancing, placed restrictions from individuals gathering in groups and, in many areas, placed complete restrictions on non-essential
movement outside of the home. Shortly after the national emergency declaration, state and local officials began placing restrictions on businesses, some of which allowed
To-Go
or curbside service only while others limited capacity in the dining room or midway. By March 20, 2020, all of our 137 operating stores were temporarily closed (including our one new store that opened on March 16, 2020). Beginning April 30, 2020 and continuing through the end of our fiscal year, the Company progressively re-opened
107 of our 140 stores with limited operations, including five new stores that opened in the last half of the year. Many of these stores that were re-opened
in limited capacity were required to temporarily close again in areas more severely impacted by the
COVID-19
pandemic, particularly during the fourth quarter holiday season. As of March 28, 2021, fifteen stores continue to remain closed to in-person
customers as a result of state and local
COVID-19
restrictions, and we anticipate the majority of these stores will re-open
in some capacity by the end of the our first quarter of fiscal 2021.
These developments have had a material adverse impact on the Company’s revenues, results of operations and cash flows for fiscal 2020. The situation is continually changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding
COVID-19
will change including the timing of lifting any restrictions, when our remaining closed stores will re-open,
staffing levels for
re-opened
stores, customer
re-engagement
with our brand, or possible
re-closures
of our currently open stores.
PART I

ITEM 1.	Business
Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a leading owner and operator of high-volume entertainment and dining venues (“stores”) that operate under the name “Dave & Buster’s.” We offer our customers the opportunity to “Eat Drink Play and Watch” all in one location. We provide our customers the most social, shareable fun, with high-quality food and beverages as well as interactive entertainment options for adults and families to enjoy together. We opened the first Dave & Buster’s store in Dallas, Texas in 1982, and as of January 31, 2021 (the last day of fiscal 2020), we owned and operated 140 stores located in 40 states, Puerto Rico and one Canadian province. Unless otherwise provided in this report, references to “Dave & Buster’s,” “we,” “us,” “our” or the “Company” refer to D&B Entertainment and its wholly owned subsidiaries and any predecessor entities.
Our fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. Fiscal 2020, 2019, 2018 and 2016 each contained 52 weeks. Fiscal 2017 contained 53 weeks. We refer to our fiscal years as 2020, 2019, 2018, 2017 and 2016 throughout this report.
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
Eat
We strive to differentiate our food with quality, flavorful offerings guided by an “Inspired American Kitchen” identity. This identity is rooted in enhanced flavors and quality ingredients across a condensed number of menu items that enables our customers to explore new flavors while offering a balanced selection of familiar dishes. Our menu also simplifies execution, and along with recent kitchen enhancements allows us to deliver dishes to customers hotter and faster to drive an improved customer experience. While our menu appeals to a broad spectrum of customers, we continue to evolve it to reflect the changing tastes of our customers, with options for full meals as well as grabbing an appetizer to share with friends. We deliver high-quality offerings, including a wide variety of starters, one-of-a-kind
burgers and handhelds, choice-grade steaks, pasta, and low calorie, vegetarian, and gluten friendly options. We believe our broad menu offers something for everyone and is appropriate for many different occasions. To ensure that we stay on-trend,
we update our menus regularly with new food items or limited time offers. Our food revenues, which include non-alcoholic
beverages, accounted for approximately 66% of our food and beverage revenues and approximately 24.1% of our total revenues during fiscal 2020.
Drink
Each of our locations also offers full bar service, including a variety of beers, hand-crafted cocktails, and premium spirits. We are focused on maintaining a streamlined beverage menu for ease of execution, while using quality ingredients including fresh juices, purees and house-made mixers. Beverage service is typically available throughout the entire store, allowing for multiple point of sale opportunities. We believe that our high margin beverage offering is complementary to each of the Eat, Play and Watch aspects of our brand. Our alcoholic beverage revenues accounted for approximately 34% of our total food and beverage revenues and approximately 12.4% of our total revenues during fiscal 2020.
Play
The games in our Midway are a key aspect of the Dave & Buster’s entertainment experience, which we believe is the core differentiating feature of our brand. The Midway in each of our stores is an area where we offer a wide array of amusement and entertainment options, some of which are exclusive to Dave & Buster’s on a permanent or temporary basis. Each of our stores typically has approximately 150 redemption and simulation games as well as our proprietary virtual reality platform. Most of our games are activated by game play credits on cards or other RFID devices (collectively, “Power Cards”). A customer purchases a Power Card with game play credits or “chips” at an automated kiosk, through our mobile application, or from one of our team members. Our amusement and other revenues accounted for approximately 63.5% of our total revenues during fiscal 2020. Redemption games, which represented approximately 71% of our amusement and other revenues in fiscal 2020, offer our customers the opportunity to win tickets that are redeemable at a retail-style space in our stores that we have branded WIN!, with prizes ranging from branded novelty items to high-end
electronics. We believe this “opportunity to win” creates a fun and highly energized social experience that is an important aspect of the Dave & Buster’s in-store
experience and cannot be easily replicated at home. Many of our non-redemption
games, which include our virtual reality, video, and simulation offerings, can be played by multiple customers simultaneously and include some of the latest high-tech games that are commercially available. These games represented approximately 27% of our amusement and other revenues in fiscal 2020. Other amusements, such as billiards and bowling, represented the remainder of our amusement revenues in fiscal 2020.
Watch
Sports-viewing is another key component of the entertainment experience at Dave & Buster’s. All of our stores have multiple large screen televisions and high-quality audio systems providing customers with a venue for watching live sports and other immersive programming. For 56 of our stores, we have an enhanced Watch experience with huge cutting-edge LED “Wow Walls”, that differentiates Dave & Buster’s by delivering an elevated viewing experience and providing a platform for broader programming and marketing opportunities. Our “D&B Sports” areas offer an immersive viewing environment that provides customers with large, high definition televisions, to watch community-focused sports programming and enjoy our full bar and food menu. We believe that we have created an attractive and comfortable environment that includes a differentiated and interactive viewing experience for customers, and our goal is to build awareness of D&B Sports as “the best place to watch sports” and the “only place to watch the games and play the games.”
Competitive Positioning
The
out-of-home
entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home
entertainment, including localized attraction facilities such as movie theaters, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, night clubs and restaurants as well as theme parks. We also face competition from local, regional, and national establishments that offer similar entertainment experiences and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. Some of these establishments may exist in multiple locations, and we may also face competition on a national basis in the future from other concepts that are similar to our concept. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery.
The key elements that drive our total customer experience and help position us from a competitive standpoint include the following:
Strong, distinctive brand with broad customer appeal
. We believe that the multi-faceted customer experience of “Eat Drink Play and Watch” at Dave & Buster’s, supported by our extensive marketing reach has helped us create a widely recognized brand. We have a high degree of awareness of our brand as a dining and entertainment venue, and a broad customer appeal with an attractive target demographic. Our primary target is adults
21-39,
but we are also attractive to families, which make up approximately 40% of our mix.
Multi-faceted customer experience highlights our value proposition.
We believe that our combination of interactive games, attractive television viewing areas, high-quality dining and full-service beverage offerings,

delivered in a highly-energized atmosphere, provides a multi-faceted customer experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. We aim to offer our customers a value proposition comparable or superior to many of the separately available dining and entertainment options. We are continuously working with game manufacturers and others to create new games and attractions that include content that is exclusively available at Dave & Buster’s on a permanent or temporary basis. Our new games in combination with new food and beverage offerings and focused attention to the customer experience help us to retain and generate customer traffic. Our value proposition is enhanced by marketing initiatives, including free game play that often features the introduction of our new games, Supercharge Power Card offerings (when purchasing or adding value to a Power Card, the customer is given the opportunity to add more chips to the Power Card at a lower price per chip), and Half-Price Game Play (every Wednesday, from open to close, we reduce the price of games in the Midway by one-half).
We believe these initiatives encourage customers to participate more fully across our broad range of food, beverage and entertainment offerings.
Vibrant, contemporary store design that integrates entertainment and dining.
We continue to enhance the Dave & Buster’s brand through our store design, including our D&B Sports concept. Our core store design provides a contemporary, engaging atmosphere for our customers with clearly differentiated spaces designed to convey the components of our customer value proposition: “Eat Drink Play and Watch.” The oversized graphics and images throughout the store are intended to communicate our brand personality by being fun, contemporary, and larger-than-life. The dining room décor includes booth and table seating and colorful artwork, often featuring local landmarks. Our WIN! area provides a retail-like environment where customers can redeem their tickets for prizes. We believe our D&B Sports area provides an attractive opportunity to market our broader platform to new and existing customers through a year-round calendar of programming and promotions tied to popular sporting events and sport-related activities. The large television screens, comfortable seating, a full menu of food and beverages and artwork often featuring images of local sports teams and sports icons help create what we believe to be an exciting environment for watching sports and other programming.
Strong history of growth.
We have a proven track record of improving operating results and expanding the footprint of our brand. While fiscal 2020 was a very unusual year with the impact of
COVID-19,
from fiscal 2015 to 2019, net income increased by $92.6 million, EBITDA margins increased by approximately 130 basis points and our Adjusted EBITDA Margins (both defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of
Operations—Non-GAAP
Financial Measures”) increased by approximately 120 basis points. During times of normal operations, we expect our continued focus on operating performance and leveraging of expenses will positively impact operating margins and will partially offset pressure from wage inflation and occupancy costs, although there is no guarantee that our efforts will be successful.
Store model generates favorable store economics and strong returns.
We believe our store model offering entertainment, food, and beverage provides certain benefits in comparison to traditional restaurant concepts, which is reflected in our historically higher revenue per store, higher comparable store operating income margins, and higher comparable Store Operating Income Before Depreciation and Amortization Margins (defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of
Operations—Non-GAAP
Financial Measures”).
Our entertainment offerings have low variable costs and produced gross margins of 89.3% for fiscal 2020. With approximately 63.5% of our revenues from entertainment, we have less exposure than traditional restaurant concepts to food costs, which represented approximately 7.0% of our total revenues in fiscal 2020. Our business model generates strong cash flow that we can use to execute our growth strategy. We believe the combination of our operating income margins, our Store Operating Income Before Depreciation and Amortization Margins, our refined new store formats and the fact that our stores typically open with high volumes that drive margins in year one will help us achieve our targeted average year one cash-on-cash
returns of approximately 35% and five-year average
cash-on-cash
returns in excess of 25%. Historical
cash-on-cash
returns through fiscal 2019 were well above target, although a decline was realized in fiscal 2020 due to impacts from
COVID-19.
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
pre-opening
costs and capitalized interest.
Commitment to customer satisfaction.
We aim to enhance our combination of food, beverage, and entertainment offerings through our service philosophy of providing a high quality and consistent customer experience through dedicated training and development of our team members and a corporate culture that encourages employee engagement. Due to the impacts of
COVID-19
on our business during fiscal 2020, we temporarily paused the use of a national customer survey platform. In 2019, 86.0% of respondents to our Guest Satisfaction Survey rated us “Top Box” (score of 5 out of a possible 5) in “Overall Experience” and 87.2% of respondents rated us “Top Box” in “Intent to Recommend.” Through our loyalty program, we email offers and coupons to members and notify them of new games, food, drinks, and local events. In addition, members can earn game play credits based on the dollar amount of qualifying purchases at our stores. We expect that as our loyalty program grows it will be an important method of maintaining customers’ connection with our brand and further drive customer satisfaction.
Strategy
During fiscal 2020, we focused on the
re-opening
of our stores after mandated shutdowns related to
COVID-19,
but also refreshed our strategy to set us up for the next phase of growth. As part of this initiative, we commissioned external consultants to provide insight and review opportunities to assist in refreshing our strategy built on the following key components:
Drive our comparable store sales.
We intend to differentiate our brand from other food and entertainment alternatives and drive our comparable sales, in a competitive landscape, through the following strategies:

•
Offer novel food
 & drink to bring people together.
We rolled out a new menu in March 2021 to provide a differentiated food and beverage offering based on an “Inspired American Kitchen” identity. We aim to improve overall food quality, and to offer a wide variety of items including starters and shareable items, one-of-a-kind
burgers and handhelds, choice-grade steaks, pasta, and low calorie, vegetarian, and gluten friendly options. We also plan to improve efficiency by simplifying execution, allowing us to deliver dishes hotter and faster to drive an improved customer experience. For our beverage offering, we plan to update the offering based on customer research, and plan to streamline the selection to improve execution efficiency. For both food and beverage, we aim to periodically introduce new items, and run limited time offers during key periods.

•
Offer the latest entertainment to enjoy together.
We believe that our Midway games are the core differentiating feature of the Dave & Buster’s brand, and staying current with the latest offerings promotes trial and provides an exciting environment to enjoy games with friends and family, especially with the latest multiplayer games and challenges. We plan to continually update our games each year through development of innovative and proprietary games and the purchase of new games that will resonate with our customers and drive brand relevance due to a variety of factors, including their large scale, eye-catching
appearance, virtual reality features, association with recognizable brands or the fact that they cannot be easily replicated at home. We also intend to extend our programming capabilities by offering more curated content and creating a calendar of ongoing and one-time
events leveraging our investments in the best and latest audio-visual technology.

•
Align team and integrated experience.
We intend to consistently drive service excellence, including the use of technology to improve speed of service and to give our customers more control over their in-store
experience. We will also refresh our commitment to serving customers through an improved hiring, training and service model, and our team will help create fun and bring our new strategies to life.

•
Drive customer engagement.
We will focus on delivering personalized messaging that connects with the customer to drive incremental visitation and will focus our advertising on communicating the emotional side of our brand promise. In addition, we will continue to leverage our customer relationship management program and our growing loyalty database by delivering more targeted individualized offers and creative content.

Invest in new stores.
We believe that the Dave & Buster’s brand has significant growth opportunities, as internal studies and third-party research suggests a total store potential in the United States and Canada in excess of 230 stores (including our 140 stores as of the end of fiscal 2020). We opened six stores and closed two stores in fiscal 2020. We will maintain a moderate pace of new store openings in fiscal 2021 as our business recovers from the impact of
COVID-19
and as we focus on the
re-opening
of our remaining closed stores. Longer term, the number of openings will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, generate sufficient operating cash flows or utilize available cash to finance construction of leasehold improvements and pre-opening
costs, obtain necessary local governmental permits, and recruit and train management and hourly personnel.
Regarding our long-term strategy of new store growth, we base new site selection on an analytical evaluation of a set of drivers we believe increase the probability of successful, high-volume stores, including site visibility, accessibility and traffic volume, and trade area demographics The experience and relationships of our current development team has enabled us to focus our attention on the most relevant network of real estate brokers, which has given us access to a larger pool of qualified potential store sites. In addition, we believe the more contemporary look of our stores has been one of the key drivers in attracting new developers and building our new store pipeline.
We currently operate stores varying in size from 16,000 to 70,000 square feet. To optimize sales per square foot and further enhance our store economics we currently utilize three basic formats when designing new stores. The target size of our future large format stores is expected to be between 30,001 and 45,000 square feet, the target size of our future medium format stores is expected to be between 25,001 and 30,000 square feet while our small format stores are below 25,001 square feet. At January 31, 2021, we operated 110 large format stores, 20 medium format stores and 10 small format stores.
We believe that the smaller store format allows us to reduce capital investment risk per store. For the smaller format, we have reduced the back-of-house
space and optimized the customer facing area dedicated to video and redemption games. We believe that the smaller format maintains the dynamic customer experience that is the foundation of our brand and allows us flexibility in our site selection process.
Human Capital Management
Our team members are the heart of our Company, and they help us run the fun in our stores every day. We depend on our team members to provide great service and maintain consistently strong operations. Our ability to attract and retain an engaged and experienced team is critical to successful execution of our business strategies. While we continue to operate in a competitive labor environment, we believe our culture, policies, and labor practices contribute to strong relations with our team members. (See Item 1A. Risk Factors, “
Our success depends upon our ability to recruit and retain qualified store management and operating personnel while also controlling our labor costs
.”)
Our Culture
In our stores and at our corporate office, we are committed to being fun creators. Our team members share a deep commitment to four culture pillars, which describe the relationships our team members have with our customers and each other. We are devoted to our “You Got It” service philosophy that calls us to provide exceptional service to our customers and to each other every day. Our “Play Your Heart Out” attitude encourages intensity, hard work, and having fun. We firmly believe we are “Better Together,” and through this culture pillar we encourage inclusivity, teamwork, and good judgment. Finally, we encourage all team members to be “Game Changers” committed to innovation, embracing change, and continuous learning and growth.
Our Team
As of January 31, 2021, we employed 8,547 team members, 208 of whom served at our corporate headquarters, 1,026 of whom served as management personnel and the remainder of whom were hourly personnel. Included in our total team members are 758 store and corporate team members who remain on furlough while the Company continues its recovery, 42% of which are management personnel.
Our Better Together culture pillar binds us to a shared commitment to attract, retain, engage, and develop a team that mirrors the diversity of the customers we serve. We strive to provide inclusive fun for all, and we believe our commitment to diversity, equity and inclusion promotes teamwork to achieve our common goals, helps our team members reach their highest potential at work, enables our team members to make better decisions to serve all of our stakeholders, and fuels innovation. Racial minorities make up over 53% of our U.S. workforce, and we are proud of our diversity, which is summarized below:

	Male	Female	Total
White	23.9%	22.6%	46.5%
Black or African American	14.4%	11.7%	26.1%
Hispanic	12.3%	9.6%	21.9%
Asian/American Indian/Pacific Islander	2.1%	1.4%	3.5%
Two or more races	1.2%	0.8%	2.0%

Total	53.9%	46.1%	100.0%

In fiscal 2020, we strengthened our commitment to diversity, equity, and inclusion. Among other key accomplishments, we:

•	adopted an enterprise Human Rights policy, which may be found on our Company website;

•
formed a Human Resources Steering Committee comprised of leaders from different levels and departments in our organization that is specifically charged with stewardship of, and ensuring accountability to, our diversity, equity and inclusion strategy and goals;

•
set goals for improving representation of women and team members who are black, indigenous, or people of color in our corporate and field leadership, and began providing quarterly updates to our Board of Directors on our progress in meeting our goals; and

•
improved representation of women in our internal governance committees by more than 50%, and increased representation of team members who are black, indigenous, or people of color on these same committees by nearly 100%.

In addition to our focus on improving diversity, equity, and inclusion, fiscal 2020 also demanded additional focus on the health and safety for our team members and our customers. Health and safety have always been a top priority for our Company, but in response to the pandemic, we implemented several changes for the protection of our team members and our customers. Our cross-functional
COVID-19
response team met frequently throughout the pandemic to review the latest guidance from health agencies, update our safety protocols and ensure team members across our Company had the opportunity to collaborate and share in our collective commitment to health and safety. Among other actions, we:

•
worked together to adhere to all local, state and federal health guidelines and requirements in setting capacity limits, hours of operation, determining what service and product offerings we were able to provide, establishing testing and close contact tracing protocols, and setting other operational policies;

•	implemented health and temperature checks before each shift and required team members to wear protective masks and gloves;

•	were among the first casual dining brands to require all customers to wear masks following the onset of the pandemic;

•	assigned team members to cleaning and sanitizing our stores full-time during all operating hours;

•	added hand sanitizer stations at each store and socially distanced all tables, games, and line queues; and

•	for most of fiscal 2020, the majority of our corporate team members worked remotely.
In fiscal 2020, our leaders worked to continue to maintain strong communications and relationships with our team members throughout the year. We believe our culture, policies, and labor practices contribute to strong relations with our team member. None of our team members are covered by collective bargaining agreements and we have never experienced an organized work stoppage, strike, or labor dispute.
Our Leadership Team
We are led by a strong senior management team averaging over 20 years of experience with national brands spanning casual dining, entertainment, and other consumer-centric industries. We believe that our management team’s prior experience, combined with its experience at Dave & Buster’s provides us with insights into our customer base and enables us to create the dynamic environment that is core to our brand.
Our Store Teams
Historically, our typical store team consisted of a General Manager supported by an average of eight additional management positions. During the
COVID-19
recovery period, we significantly changed our management model, reducing the average additional management positions to approximately four, which was largely due to much lower store volumes upon re-opening.
Management team members handle various departments within the store including responsibility for hourly team members. Historically, a typical store employed approximately 110 hourly team members, most of whom worked part-time. During the
COVID-19
recovery period, the Company changed the hourly labor model, reducing the average to approximately 65 hourly team members. In the future, post-recovery, we intend to deploy a new labor model and leverage our technology investments, potentially requiring fewer management and/or hourly positions than historical levels.
The General Manager and the management team are responsible for the day-to-day
operation of the store, including the hiring, training, and development of team members, as well as financial and operational performance. There is a defined structure of development and progression of job responsibilities within the supporting management positions to ensure that an adequate succession plan exists within each store. Each store is overseen by a Regional Operations Manager, Regional Operations Director or Vice President of Operations (collectively, “Regional Management”) who directly or indirectly report to our Chief Operating Officer. We are proud of the experience of our store leadership teams and carefully monitor store management team retention rates, which for us has consistently tracked in the top quartile of the upscale casual dining industry.
Prior to the
COVID-19
pandemic, our stores were generally open seven days a week, from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday. During the recovery, to comply with various federal, state and local guidelines and in response to changing guest levels, our stores have reduced the hours of operation and in some cases, the number of days operating in a week.
Attracting Talent
We seek to hire experienced leaders and team members and offer competitive wage and benefit programs. We offer performance-based compensation programs to our store management and corporate employees. In addition to salaries, these programs (which vary by employee level) include, among other items, bonuses, stock awards, and various employee assistance programs. In addition, our salaried and hourly team members are also eligible to participate in a 401(k) plan, medical/dental/vision insurance plans and receive vacation/paid time off based on tenure. While certain of our team members were on furlough due to the impacts of the
COVID-19
pandemic, we offered continued benefit coverage.
Developing Talent
We motivate and develop our team members by providing them with opportunities for increased responsibilities and advancement. Throughout the year, we provide numerous training opportunities for our team members, with a focus on continuous learning and development. With hundreds of leadership positions across our stores, we provide a pathway and training for individuals across the organization to advance from entry-level jobs into management roles. In addition, our geographic footprint often allows us to offer our store team members relocation options.
We strive to maintain quality and consistency in each of our stores through the careful training and supervision of our team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, safety protocols, game playability and maintenance of our stores. We provide all new team members with comprehensive orientation and one-on-one
training for their positions to help ensure they meet our high standards. All new team members are trained by partnering with a trainer to assure that the training and information they receive is complete and accurate. Team members are certified for their positions by passing a series of tests, including alcohol awareness and responsibility training for service team members.
We require our new store managers to complete an eight-week training program that includes front-of-house
service, kitchen, amusements, and management responsibilities. Newly trained managers are then assigned to their home store, where they receive additional training with their General Manager. Their last two weeks of training include a comprehensive validation of new skills. We place a high priority on our continuing management development programs to ensure that qualified managers are available for our future openings. We conduct regular evaluations with each manager to discuss prior performance and future performance goals. We hold an annual General Manager conference in which our General Managers share best practices and receive an update on our business strategies.
When we open a new store, we provide varying levels of training to team members in each position to ensure the smooth and efficient operation of the store from the first day it opens to the public. Prior to opening a new store, our dedicated training and opening team travels to the store to deliver an intensive training program for all team members. We believe this additional investment in our new stores is important because it helps us provide our customers with a quality experience from day one. After a store has been opened and is operating smoothly, the store managers supervise the training of new team members.
Corporate Responsibility
Our core value of “Better Together” calls each of our team members to care for each other, our customers, and the communities we serve. We will not do business with organizations that employ or condone unfair labor practices anywhere in the world. We partner with suppliers who share our commitment to ethical business conduct, fair labor practices, proven environmental, health, and safety practices, and environmental sustainability. We also specifically condemn human trafficking and abuse of child labor. We understand that supporting our communities includes being good environmental stewards and striving to conduct business in a sustainable and environmentally responsible manner.
In addition, we strongly encourage team members to give back to the communities we serve. Although our Company invests time and resources in many charitable causes, we have two main causes we focus our efforts to support. The first is our long-standing partnership with
Make-A-Wish.
We have proudly supported

Make-A-Wish
since 2012. To date, we have given over $12.0 million to this worthy cause, and we participate in several events throughout the year both in our stores and at our corporate headquarters to raise money for
Make-A-Wish.
We also volunteer our time and talents to help.
In addition, we invest in helping our own team members during their times of greatest need. The D&B H.E.A.R.T. (Helping Employees at Rough Times) Fund is an independent non-profit
established to create an employee assistance fund for the benefit of team members who suffer catastrophic events resulting in severe economic hardship. The D&B H.E.A.R.T. Fund is financed by contributions from our employees, customers, and business partners. During the pandemic, many of our team members were furloughed and experienced financial and personal hardships, and the D&B H.E.A.R.T. Fund provided financial assistance to several team members facing exceptionally tough challenges.
Advertising and Marketing
We use advertising and marketing to build awareness and strengthen our brand relevance. We spent approximately $21.1 million in marketing efforts in fiscal 2020, $44.8 million in fiscal 2019, and $40.8 million in fiscal 2018. During fiscal 2020, as a result of the closures, capacity restrictions and other operating limitations imposed as a result of the
COVID-19
pandemic, we substantially curtailed    national cable television media, which continues to be the largest portion of our advertising and marketing spend. In the future, we plan to shift some funding to other forms of media, including investments in social and digital video, and test new types of programmatic display and digital audio. To enhance our marketing efforts, we also conduct digital initiatives including search engine marketing and optimization, mobile campaigns, and website improvements. We also execute periodic promotions, create in-store
point-of-purchase
materials and execute local marketing plans to address specific objectives in individual stores or markets. We work with external advertising, digital, media and design agencies in the development and execution of these programs.
During fiscal 2019, we invested in developing and implementing new technology platforms that will allow us to digitally engage with our customers and team members and strengthen our marketing and analytics capabilities in an increasingly connected society. Our investment efforts were significantly curtailed during fiscal 2020 as a result of the
COVID-19
pandemic, but we plan to continue to invest in fiscal 2021. Central to this effort is continued investment in our mobile application platform, which is used to enhance existing customer satisfaction and attract new customers by providing periodic exclusive offers and discounts and providing a convenient way to purchase Power Cards. We also intend to launch a new loyalty program in fiscal 2021, which will be integrated into the mobile application to provide further functionality and accessibility for our customers.
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
Our special event marketing programs are managed by our sales department, which provides direction, training, and support to our special events team consisting of district sales managers and sales managers. Our special events programs are supported by targeted print and online media plans, as well as promotional incentives at appropriate times during the year. In addition, we have online booking for social parties to provide additional convenience in booking events for our customers.
Information Technology and Cyber Security
We utilize several proprietary and third-party management information systems. These systems are designed to enable our games’ functionality, improve operating efficiencies, provide us with timely access to financial and marketing data and reduce store and corporate administrative time and expense. We believe our management information systems are sufficient to support our business plans. Information systems projects are prioritized based upon strategic, financial, regulatory and other business advantage criteria.
Our managers have daily routines focused on driving consistent execution in food, beverage, and amusements. While fiscal 2020 was a very unusual year with the impact of
COVID-19,
we historically utilized a customized food and beverage analysis program that determines the theoretical food and beverage costs for each store and provides additional tools and reports to help us identify opportunities, including waste management. In addition to our own routines, we leverage a third-party vendor to help ensure quality beverage operations, responsible alcohol service and loss prevention. Our workforce management platform also allows management to quickly add or reduce labor based on real-time business needs and historically assisted our managers in optimizing hourly labor based on anticipated sales volumes. Our amusement team uses a proprietary system that is supported by a mobile application that identifies amusement issues and needed repairs to help ensure our games are operational and meeting our ideal playing standard. Complementing this program is our routine preventative maintenance program, designed to prevent game failure and extend the functionality of our midway games. Consolidated reporting tools for the key drivers of our business are provided to our Regional Management to identify and troubleshoot any systemic issues.
During 2019, we invested in connectivity and data infrastructure to modernize and upgrade the capacity of our store systems, continued work on new, customer facing digital experiences, such as the launch of our new mobile application that supports in-store
and
off-premise
amusement entertainment, and deployed hand-held
point-of-sale
devices to a limited group of stores. Our investment efforts were significantly curtailed during fiscal 2020 due to the impacts of the
COVID-19
pandemic, but we plan to continue to invest in fiscal 2021.
We accept electronic payment cards from our customers for payment in our stores. We also receive and maintain certain personal information about our customers and team members. We have systems and processes in place that focus on the protection of our customers’ credit card information and other private information we are required to protect, such as our employees’ personal information. Our existing cyber security policy includes cyber security techniques, tactics and procedures, including continuous monitoring and detection programs, network protections, employee training and awareness and incident response preparedness. In addition, we periodically scan our environment for any vulnerability, perform penetration testing and engage third parties to assess effectiveness of our data security practices. We utilize a voluntary tool to help manage privacy risk by independently benchmarking our cyber security program to the NIST Cybersecurity Framework, using an independent third party, and we share the results of our annual audit with our Audit Committee.
Food Preparation, Quality Control and Purchasing
We strive to maintain high food quality standards. To ensure our quality standards are met, we negotiate directly with independent producers of food products. We provide detailed quality and yield specifications to suppliers for our purchases. Our systems are designed to protect the safety and quality of our food supply throughout the procurement and preparation process. Within each store, the Kitchen Manager is primarily responsible for ensuring the timely and correct preparation of food products per the recipes we specify. We provide each of our stores with various tools and training to facilitate these activities.
Foreign Operations
We own and operate two stores outside of the United States in the Canadian province of Ontario. These stores generated revenues of approximately $2.9 million, $18.6 million, and $18.8 million in fiscal 2020, 2019, and 2018, respectively, representing approximately 0.7%, 1.4%, and 1.5%, respectively, of our consolidated revenues. As of January 31, 2021, less than 2.0% of our long-lived assets were located outside of the United States.
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

Store-Level Quarterly Fluctuations and Seasonality
Our revenues are influenced by seasonal shifts in consumer spending. Typically, we have higher revenues associated with the spring and year-end
holidays, which will continue to be susceptible to the impact of severe or unseasonably mild weather on customer traffic and sales during that period. Our third quarter, which encompasses the back-to-school
fall season, has historically had lower revenues as compared to other quarters. During fiscal 2020, results also fluctuated due to the timing and frequency of temporary closures and operating restrictions as a result of state and local guidelines imposed due to the
COVID-19
pandemic.
Suppliers
The principal goods used by us are redemption game prizes and food and beverage products, which are available from a number of suppliers. We currently purchase a significant amount of our amusement merchandise through a direct import program, a program in which we purchase WIN! merchandise and certain glassware, plate ware and furniture directly from offshore manufacturers. We are a large buyer of traditional and amusement games and as a result believe we receive discounted pricing arrangements. Federal and state health care mandates and mandated increases in the minimum wage and other macro-economic pressures could have the repercussion of increasing expenses, as suppliers may be adversely impacted and seek to pass on higher costs to us.
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
Government Regulation
We are subject to a variety of federal, state and local laws affecting our business. For a discussion of the risks and potential impact on our business of a failure by us to comply with applicable laws and regulations, see “Item 1A. Risk Factors.” Each of our stores is subject to permitting and licensing requirements and regulations by a number of government authorities, which may include, among others, alcoholic beverage control, health and safety, sanitation, environmental, labor and zoning. The development and construction of new stores is subject to compliance with applicable zoning, land use and environmental regulations. We must comply with laws and regulations relating to consumer protection, fair trade practices, and the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are also subject to federal, state and local laws that govern health benefits, employment practices and working conditions, including minimum wage rates, wage and hour practices, gratuities, overtime, various family leave mandates, discrimination and harassment, immigration, workplace safety and other areas. In California, we are subject to the Private Attorneys General Act, which authorizes employees to file lawsuits to recover civil penalties on behalf of themselves, other employees, and the State of California for labor code violations. We must comply with laws relating to information security, consumer credit protection and fraud, and data privacy laws and standards for the protection of personal and health information.
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
Risks Related to our Growth and Operating Strategy
The
COVID-19
pandemic has disrupted and is expected to continue to disrupt our business, which has had a material adverse impact on our business, results of operations, liquidity and financial condition and could continue for an extended period of time. Future outbreaks of contagious diseases or other adverse public health developments in the United States or worldwide could have similar impacts on our business.
The recent outbreak of
COVID-19
has had a material adverse effect on our business, results of operations, liquidity and financial condition and the same could continue for an extended period of time. In fiscal 2020, the
COVID-19
pandemic significantly impacted the economy in general, and our business specifically, and continues to negatively affect our business in a number of ways. These effects include, but are not limited to:

•	the unprecedented impact on our business, operations and liquidity;

•
our ability to obtain additional waivers or amendments, and thereafter continue to satisfy covenant requirements (even as they may be amended), under our amended credit agreement and derivative contract payables;

•	our ability to access other funding sources;

•	the duration of government-mandated and voluntary shutdowns, and operating restrictions on our business once our stores can re-open;

•	the level of customer demand following re-opening;

•	the economic impact of COVID-19 and related disruptions on the communities we serve;

•	our overall level of indebtedness;

•	further impairments of our long-lived assets or impairment of goodwill or other intangibles; and

•	management’s ability to estimate future performance of our business.
The extent to which the current or future outbreaks of disease or similar public health threats materially and adversely impact our business, results of operations, liquidity and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the mitigating and remedial actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can be maintained or resumed cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of any pandemic on us or our suppliers, third-party service providers, and/or customers.
If we are unable to successfully design and execute our business strategy plan, including growing comparable store sales, our revenues and profitability may be adversely affected.
Our ability to increase revenues and profitability is dependent on designing and executing effective business strategies. If we are delayed or unsuccessful in executing our strategies or if our strategies do not yield desired results, our business, financial condition and results of operations may suffer. Our ability to meet our business strategy plan is dependent upon, among other things, our ability to:

•	increase gross sales and operating profits at existing stores with food, beverage, game and entertainment options desired by our customers;

•	evolve our marketing and branding strategies to appeal to our customers;

•	innovate and implement technology initiatives to provide a unique digital customer experience;

•	identify adequate sources of capital to fund and finance strategic initiatives;

•	grow and expand operations; and

•	improve the speed and quality of our service.
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
E-commerce
or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, big box shopping centers and entertainment centers. Vacancies have also increased due to the
COVID-19
pandemic. A decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our locations could negatively affect our sales. In addition, desirable locations for the relocation of existing locations may not be available at an acceptable cost, due in part to the inability to easily terminate a long-term lease.
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
The
out-of-home
entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home
entertainment, including localized attraction facilities such as movie theatres, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, nightclubs, and restaurants as well as theme parks. Many of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of stores, have been in business longer, have greater name recognition and are better established in the markets where our stores are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our stores. The legalization of casino gambling in geographic areas near any current or future store and the expanded availability of online sports betting could also have a material adverse effect on our business and financial condition. We also face competition from local, regional, and national establishments that offer similar entertainment experiences to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery. Our failure to compete favorably in the competitive out-of-home
and home-based entertainment and restaurant markets could have a material adverse effect on our business, results of operations and financial condition.
Unfavorable publicity or a failure to respond effectively to adverse publicity, could harm our business.
Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perception of our Company, the quality of our food service and facilities and our integrity. Multi-store businesses, such as ours, can be adversely affected by unfavorable publicity resulting from poor food quality, food safety concerns, flu or other virus outbreaks and other public health concerns stemming from one or a limited number of our stores. While we dedicate substantial resources and provide training to ensure the safety and quality of the food we serve, these risks cannot be eliminated. Additionally, we rely on our network of suppliers to properly handle, store, and transport our ingredients for delivery to our stores. Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which could be difficult to detect and put the safety of our food in jeopardy. The risk of food-borne illness also may increase whenever our menu items are served outside of our control, such as by third-party food delivery services or customer take-out.
Negative publicity may also result from crime incidents, data privacy breaches, scandals involving our employees or operational problems at our stores. Regardless of whether the allegations or complaints are valid, unfavorable publicity related to one or more of our stores could affect public perception of the entire brand. Even incidents at similar businesses such as restaurants, our competitors, or in the supply chain generally could result in negative publicity that could indirectly harm our brand. If one or more of our stores were the subject of unfavorable publicity and we are unable to quickly and effectively respond to such reports, our overall brand could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.
There has been a significant increase in the use of social media and similar platforms, including weblogs (blogs), social media websites and other forms of Internet-based communications that allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase and may act on such information without further investigation or authentication. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity exists for dissemination of information, including inaccurate information, to spread quickly. Inaccurate or adverse information concerning our Company may be posted on such platforms at any time. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also may be used for dissemination of trade secret information, compromising valuable company assets. In summary, the dissemination of information via social media and similar platforms may harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The inappropriate use of social media vehicles by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.
Further, if we are not effective in addressing social and environmental responsibility matters or achieving relevant sustainability goals, consumer trust in our brand may suffer. Consumer demand for our products and our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, which would likely result in lower revenues.
We are subject to risks associated with leasing space subject to long-term, non-cancelable
leases.
We typically do not own real property for long periods. Payments under our non-cancelable,
long-term operating leases account for a significant portion of our operating expenses and we expect the new stores we open in the future will also be leased. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the stores on the leased premises once certain thresholds are met. We generally cannot cancel these leases without substantial economic penalty. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligation under the applicable lease, including, among other things, paying the base rent for the remainder of the lease term. We depend on cash flow from operations to pay our lease obligations. If our business does not generate adequate cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our existing credit facility, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund other liquidity and capital needs, all of which could have a material adverse effect on us.
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

•	exposing us to the risk of increased interest rates as some of our borrowings are at variable rates;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, strategic acquisitions, and general corporate or other purposes; and

•	limiting our ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.
Covenants in our debt agreements restrict our business and could limit our ability to implement our business plan.
The credit facility and the indenture governing the senior secured notes contain covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to satisfy the covenants contained in the credit facility, our ability to borrow under the revolving credit loans portion of the credit facility may be restricted. The credit facility and the indenture governing the senior secured notes include covenants restricting, among other things, our ability to do the following under certain circumstances:

•	incur or guarantee additional indebtedness or issue certain disqualified or preferred stock;

•	pay dividends or make other distributions on, or redeem or purchase any equity interests or make other restricted payments;

•	make certain acquisitions or investments;

•	create or incur liens;

•	transfer or sell assets;

•	incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries;

•	alter the business that we conduct;

•	enter into transactions with affiliates; and

•	consummate a merger or consolidation or sell, assign, transfer, lease or otherwise dispose of all or substantially all our assets.
The covenants in the credit facility are generally more restrictive than the covenants in the indenture governing the senior secured notes and place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, other than during the second amendment suspension period, our credit facility requires us to comply with a total leverage ratio that is no greater than the applicable financial covenant level and a fixed charge ratio that is no greater than 1.25:1.00, which are each tested as of the last day of each fiscal quarter. During the second amendment suspension period, we are required to maintain minimum liquidity of $150.0 million.
Events beyond our control, including the impact of
COVID-19,
may affect our ability to comply with our covenants, even after the cessation of the second amendment suspension period. If we default under the credit facility or the indenture governing the senior secured notes, because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we will be able to comply with our covenants under the credit facility, or the indenture governing the senior secured notes or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under the revolving credit loans provided under the credit facility to suspend commitments to make any advance, or require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under the credit facility or the indenture governing the senior secured notes, we may need additional financing to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on commercially reasonable terms, or at all. We cannot assure you that we would have sufficient funds to repay outstanding amounts under the credit facility or the indenture governing the senior secured notes and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.
The success of our longer-term growth strategy depends in part on our ability to open and operate new stores profitability.
Our ability to timely and efficiently open new stores and to operate these stores on a profitable basis is dependent on numerous factors including quality locations, acceptable lease or purchase agreements, zoning, use and other regulations, our liquidity, staffing needs and training, permitting, customer acceptance, impact on existing stores and financial performance targets. The timing of new store openings may result in significant fluctuations in our quarterly performance. We typically incur significant costs prior to opening for pre-opening
and construction and increased labor and operating costs for a newly opened store. Due to these substantial upfront financial requirements to open new stores, the investment risk related to any single store is much larger than that associated with many other restaurant or entertainment venues.
Risks Related to Information Technology and Cyber Security
Information technology system failures or interruptions may impact our ability to effectively operate our business.
We rely heavily on various information technology systems, including point-of-sale,
kiosk and amusement operations systems in our stores, data centers that process transactions, communication systems and various other software applications used throughout our operations. Some of these systems have been internally developed or we rely on third party providers and platforms for some of these information technology systems and support. Although we have operational safeguards in place, those technology systems and solutions could become vulnerable to damage, disability, or failures due to theft, fire, power outages, telecommunications failure or other catastrophic events. Any failure of these systems could significantly impact our operations. We rely on third-party service providers for certain key elements of our operations including credit card processing, telecommunications, and utilities. Our reliance on systems operated by third parties also present the risk faced by the third party’s business, including the operational, cyber security, and credit risks of those parties. If those systems were to fail or otherwise be unavailable, and we were unable to timely recover, we could experience an interruption in our operations.
Cyber security breaches or other privacy or data security incidents that expose confidential customer, personal employee or other material, confidential information that is stored in our information systems or by third parties on our behalf may impact our business.
Many of our information technology systems (and those of our third-party business partners, whether cloud-based or hosted in proprietary servers), including those used for point-of-sale,
web and mobile platforms, mobile payment systems and administrative functions, contain personal, financial or other information that is entrusted to us by our customers and team members. Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and initiatives. A cyber incident (generally any intentional or unintentional attack that results in unauthorized access resulting in disruption of systems, corruption of data, theft or exposure of confidential information or intellectual property) that compromises the information of our customers or employees could result in widespread negative publicity, damage to our reputation, a loss of customers, and disruption of our business.
The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements can be costly and time-consuming and the costs could adversely impact our results of operations due to necessary system changes and the development of new administrative processes. The California Consumer Privacy Act of 2018, provides a private right of action for data breaches and requires companies that process information about California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Security breaches could also result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. We are required to maintain the highest level of Payment Card Industry (“PCI”) Data Security Standard compliance at our corporate office and stores. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept or lose our ability to accept those payment cards. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information.
Our existing cyber security policy includes cyber security techniques, tactics, and procedures, including continuous monitoring and detection programs, network protections, annual employee training and awareness and incident response preparedness. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our security measures. We utilize a voluntary tool to help manage privacy risk by independently benchmarking our cyber security program to the NIST Cybersecurity Framework, using an independent third party, and we share the results of our annual audit with our Audit Committee. Although we employ security technologies and practices and have taken other steps to try to prevent a breach, there are no assurances that such measures will prevent or detect cyber security breaches, and we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyberattacks. We maintain a separate insurance policy covering cybersecurity risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but this policy is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Based on recent court rulings, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to cyberattacks and breaches if credit and debit card information is stolen.
We have been and likely will continue to be, the target of cyber and other security threats. In fiscal 2007, there was an external breach of our credit card processing systems, which led to fraudulent credit card activity and resulted in the payment of fines and reimbursements for the fraudulent credit card activity. As part of a settlement with the Federal Trade Commission, we implemented a series of corrective measures to ensure that our computer systems are secure and that our customers’ personal information is protected. If in the future, we experience another security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. In addition, such breach could put us in violation of our settlement agreement with the Federal Trade Commission.
Risks Related to the Restaurant and Entertainment Industries
Our success depends upon our ability to recruit and retain qualified store management and operating personnel while also controlling our labor costs.
We must continue to attract, retain, and motivate qualified management and operating personnel to maintain consistency in our service, hospitality, quality, and atmosphere of our stores, and to also support future growth. Adequate staffing of qualified personnel is a critical factor impacting our customers’ experience in our stores. Qualified management and operating personnel are typically in high demand. Current unemployment subsidies and difficult pandemic-related operating demands are resulting in aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive. If we are unable to attract and retain a satisfactory number of qualified management and operating personnel, labor shortages could delay the planned openings of new stores or adversely impact our existing stores. Any such delays, material increases in employee turnover rates in existing stores or widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have a material adverse effect on our results of operations.
Our revenues and operating results may fluctuate significantly due to various risks and unforeseen circumstances, including increases in costs, seasonality, weather, acts of violence or terrorism and other factors outside our control.
Certain of the regions in which our stores are located have been, and may in the future be, subject to natural disasters, such as earthquakes, floods, and hurricanes. Depending upon its magnitude, a natural disaster could severely damage our stores, which could adversely affect our business, results of operations or financial condition. Our corporate headquarters, company-owned distribution center, game repair facility and our data center, as well as our backup data facility, are all located in Dallas, Texas. A natural or man-made
disaster could significantly impact our ability to provide services and systems to our stores and negatively impact store operations throughout our operations. We currently maintain property and business interruption insurance through the aggregate property policy for each of our stores.
Any act of violence at or threatened against our stores or the centers in which they are located, including active shooter situations and terrorist activities, may result in restricted access to our stores and/or store closures in the short-term and, in the long term, may cause our customers and team members to avoid visiting our stores. Any such situation could adversely impact cash flows and make it more difficult to fully staff our stores, which could materially adversely affect our business.
Our operating results may fluctuate significantly due to seasonal factors. Typically, our third quarter, which encompasses the back-to-school
fall season, has historically had lower revenues compared to other quarters. Revenues associated with the spring and year-end
holidays are typically higher. As a result, factors affecting peak seasons could have a disproportionate effect on our results. For example, the number of days between Thanksgiving and New Year’s Day and the days of the week on which Christmas and New Year’s Eve fall affect the volume of business generated during the December holiday season and can affect our results for the full fiscal year. In addition, unfavorable weather conditions during the winter and spring seasons could have a significant impact on our results. During fiscal 2020, results also fluctuated due to the timing and frequency of temporary closures and operating restrictions due to state and local guidelines imposed due to the
COVID-19
pandemic.
Our operations are susceptible to the changes in cost and availability of commodities and other products, which could negatively affect our operating results.
Our profitability depends in part on our ability to anticipate and react to changes in commodity and other product costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, product availability, recalls of food products, disruption of our supplier manufacturing and distribution processes due to public health crises or pandemics, and seasonality, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our stores, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food and other items at our stores and cause us to remove certain items from our menu. Changes in the price or availability of commodities for which we do not have short-term supply contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with other suppliers. Other than short-term supply contracts for certain food items, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies. Also, the unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. Further, a significant percentage of our WIN! merchandise inventory is directly or indirectly sourced outside the United States and changes in trade policy and tariffs could negatively impact our costs. If we have to pay higher prices for food or other product costs, our operating costs may increase, and, if we are unable to adjust our purchasing practices or pass any cost increases on to our customers, our operating results could be adversely affected.
Our procurement of new games and amusement and entertainment offerings is contingent upon availability, and in some instances, our ability to obtain licensing rights.
Our ability to continue to procure new games, amusement and entertainment offerings, and other entertainment-related equipment is important to our business strategy. The number of suppliers from which we can purchase games, amusement offerings and other entertainment-related equipment is limited. To the extent the number of suppliers declines, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation and other associated risks. We may not be able to anticipate and react to changing amusement offerings cost by adjusting purchasing practices or game prices, and a failure to do so could have a material adverse effect on our operating results. In addition, any decrease in availability of new amusement offerings that appeal to customers could lead to decreases in revenues as customers negatively react to lack of new game options.
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
We may not be able to operate our stores or obtain/maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements, which could adversely affect our business, results of operations or financial condition.
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
Many of our stores are unable to operate or have limited operations due to guidelines and restrictions put in place by federal, state and local governments in response to the
COVID-19
pandemic.
We are also subject to various federal, state, and local laws and regulations that govern numerous aspects of our business, including the following:

•
the Fair Labor Standards Act and other federal, state and local laws and regulations that govern employment practices and working conditions, including minimum wage rates, wage and hour practices, gratuities, overtime, labor practices, various family leave mandates, discrimination and harassment, immigration, workplace safety and other areas;

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

•	other environmental matters, such as climate change, the reduction of greenhouse gases, water consumption and animal health and welfare.
Compliance with these laws and regulations and future new laws or changes in laws or regulations that impose additional requirements can be costly. Any failure or perceived failure to comply with these laws or regulations could result in, among other things, revocation of required license, administrative enforcement actions, fines, civil and criminal liability, and/or closure of stores. We could also be strictly liable, without regard to fault, for certain environmental conditions at properties we formerly owned or operated as well as at our current properties. Further, more stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new stores in certain locations.
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

We believe it is becoming increasing likely that the United States federal government will significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under federal law. Should this happen, other jurisdictions that have historically mandated higher wages and greater benefits than what is required under federal law may seek to further increase wages and mandated benefits. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other team members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction, and services in order to offset their increasing labor costs. We may not be able to partially or fully offset cost increases resulting from changes in minimum wage rates by increasing menu or game prices, improving productivity, or through other adjustments, and our business, results of operations and financial condition could be adversely affected. Moreover, although none of our employees have been or are now represented by any unions, labor organizations may seek to represent certain of our employees in the future, and if they are successful, our payroll expenses and other labor costs may be increased in the course of collective bargaining, and/or there may be strikes or other work disruptions that may adversely affect our business.
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
Our business may be adversely affected by the risk of legal proceedings brought by or on behalf of our customers, employees, suppliers, shareholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We have had from time to time and now have such lawsuits pending against us. In addition, from time to time, customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a store. We are also subject to a variety of other claims in the ordinary course of business, including personal injury, lease, and contract claims.

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
Risks Related to Our Corporate Structure, Our Stock Ownership and Our Common Stock
The market price of our common stock is subject to volatility.
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
During and following March 2020, the coronavirus global pandemic and the significant uncertainties in the United States economy created due to the health crisis had a significant impact on the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.
Our certificate of incorporation and bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our Company or changes in our management, including:

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

These provisions in our certificate of incorporation and our bylaws may discourage, delay, or prevent a transaction involving a change of control of our Company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.
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
Public companies in the restaurant industry have been the target of unsolicited takeover proposals in the past. In the event that a third party, such as a competitor, private equity firm or activist investor makes an unsolicited takeover proposal, or proposes to change our governance policies or board of directors, or makes other proposals concerning the Company’s ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and employees, and may require us to expend significant time and resources. Such proposals may create uncertainty for our employees, additional risks and uncertainties with respect to the Company’s financial position, operations, strategies, and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties as to our future direction also may affect the market price and volatility of our securities.
Our fourth amended and restated certificate of incorporation, which was effective June 9, 2017, designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a judicial forum of their choice for disputes with us.
Our fourth amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders;

•	any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or

•
any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine.

The choice of forum provision in our certificate of incorporation does not waive our compliance with our obligations under the federal securities laws and the rules and regulations thereunder. Moreover, the provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or by the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts with respect to suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain claims under the Securities Act.
General Risk Factors
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
Interest rates on future borrowings, credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. In addition, LIBOR and other “benchmark” rates are subject to ongoing national and international regulatory scrutiny and reform. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). On March 5, 2021, the U.K. Financial Conduct Authority confirmed that the
1-month,
3-month,
and
6-month
U.S. Dollar LIBOR will either cease to be provided by any administrator or no longer be representative after June 30, 2023. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: Secured Overnight Financing Rate (“SOFR”). We are unable to predict the effect of the FCA Announcement or other reforms, whether currently enacted or enacted in the future. The outcome of reforms may result in increased interest expense to us. Changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.
Failure of our internal control over financial reporting could harm our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting, including such a failure or inability to provide timely reporting about the effectiveness of their controls of our third party service providers on whose controls we rely, could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could result in substantial cost to remediate and could cause a loss of investor confidence and decline in the market price of our stock.

ITEM 1B.	Unresolved Staff Comments
Not applicable.

ITEM 2.	Properties
We lease a 47,000 square foot office building and 30,000 square foot warehouse facility in Dallas, Texas for use as our corporate headquarters and distribution center. This lease expires during the third quarter of fiscal 2022, with options to renew through the third quarter of fiscal 2041. We also lease a 43,000 square foot warehouse facility in Dallas, Texas for use as additional warehouse space. This lease will also expire during the third quarter of fiscal 2022, with an option to renew for an additional five years.
As of January 31, 2021, we lease the building or site of all but two of our 140 operating stores, and we own land related to two future sites. An additional building lease will expire in fiscal 2021 for a store which permanently closed during fiscal 2020. Our leases typically have initial terms ranging from ten to twenty years and most include options to extend the leases for one or more
5-year
periods.
The table below shows the locations of our operating stores as of January 31, 2021:

Location	Total
Alabama	2
Alaska	1
Arizona	4
Arkansas	2
California	16
Colorado	2
Connecticut	2
Florida	8
Georgia	4
Hawaii	1
Idaho	1
Illinois	4
Indiana	2
Kansas	3
Kentucky	2
Louisiana	1
Maryland	5
Massachusetts	3
Michigan	3
Minnesota	2
Missouri	1
Nebraska	1
Nevada	1
New Hampshire	1
New Jersey	3
New Mexico	1
New York	11
North Carolina	4
Ohio	6
Oklahoma	2
Oregon	1
Pennsylvania	7
Rhode Island	1
South Carolina	3
Tennessee	4
Texas	13
Utah	1
Virginia	4
Washington	1
Wisconsin	3
Puerto Rico	1
Ontario, Canada	2

Total	140

As of March 28, 2021, fifteen of our 141 operating stores (including our one store which opened on February 8, 2021) continue to remain closed to in-person
customers as a result of state and local
COVID-19
restrictions, and we anticipate the majority of these stores will re-open
in some capacity by the end of the our first quarter of fiscal 2021.

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
The number of shareholders of record of the Company’s common stock as of March 28, 2021 was estimated to be approximately 400.
As a result of the impacts to our business arising from the
COVID-19
pandemic, share purchases and dividend payments were indefinitely suspended during the first quarter of fiscal 2020.
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
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during fiscal 2020, and the Company’s share repurchase authorization expired at the end of fiscal 2020.
Performance Graph
The following performance graph depicts the total returns to shareholders for the period from February 1, 2016 through January 31, 2021, relative to the performance of the NASDAQ Composite Index, Standard & Poor’s (“S&P”) 600 Small Cap Index and S&P’s 600 Consumer Discretionary Index. All indices shown in the graph have been set at a base of 100 as of February 1, 2016 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

ITEM 6.	Selected Financial Data
The following selected financial data is qualified in its entirety by the consolidated financial statements (and the related Notes thereto) contained in Item 8 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The statement of operations and cash flows data for each of the fiscal years ended January 31, 2021, February 2, 2020, and February 3, 2019 and the balance sheet data as of January 31, 2021 and February 2, 2020 were derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations and cash flows data for the fiscal year ended February 4, 2018 and January 29, 2017 and the balance sheet data as of February 3, 2019, February 4, 2018 and January 29, 2017 were derived from our audited consolidated financial statements that are not included elsewhere in this report.
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

	Fiscal Year Ended
	January 31, 2021	February 2, 2020	February 3, 2019	February 4, 2018	January 29, 2017

Statement of Operations Data:
Total revenues	$436,512	$1,354,691	$1,265,301	$1,139,791	$1,005,158
Operating income (loss)	(252,612)	148,079	161,000	165,772	150,516
Net income (loss)	(206,974)	100,263	117,221	120,949	90,795
Balance sheet data (as of end of period):
Cash and cash equivalents	11,891	24,655	21,585	18,795	20,083
Working capital (deficit) (1)	(152,765)	(211,888)	(153,297)	(112,918)	(102,193)
Property and equipment, net	815,027	900,637	805,337	726,455	606,865
Total assets	2,352,824	2,370,139	1,273,187	1,197,030	1,052,733
Total debt, net	596,388	647,689	393,469	366,249	264,128
Stockholders’ equity	153,232	169,650	387,837	421,646	439,452
Other data:
Capital expenditures	$83,016	$228,091	$216,286	$219,901	$180,577
Company-owned stores at end of period	140	136	121	106	92
Stores closed during period	2	1	—	—	—
Cash dividends declared per share	$—	$0.62	$0.30	$—	$—
Net income (loss) per share of common stock:
Basic	$(4.75)	$3.00	$3.00	$2.93	$2.16
Diluted	$(4.75)	$2.94	$2.93	$2.84	$2.10
Weighted average number of shares outstanding:
Basic	43,549,887	33,450,217	39,047,106	41,276,314	41,951,770
Diluted	43,549,887	34,099,378	39,975,122	42,583,009	43,288,592

(1)	Defined as total current assets minus total current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Recent Developments
On March 11, 2020, the World Health Organization declared the
COVID-19
outbreak to be a global pandemic and on March 13, 2020, the United States declared a National Public Health Emergency. As a result, several state and local mandates were implemented that encouraged the practice of social distancing, placed restrictions from individuals gathering in groups and, in many areas, placed complete restrictions on non-essential
movement outside of the home. Shortly after the national emergency declaration, state and local officials began placing restrictions on businesses, some of which allowed
To-Go
or curbside service only while others limited capacity in the dining room or midway. By March 20, 2020, all of our 137 operating stores were temporarily closed (including our one new store that opened on March 16, 2020).
On April 30, 2020, our first store
re-opened
to the public, as state and local guidelines began to allow dining rooms and arcades to open at limited capacity and/or limited hours of operation. By the end of fiscal 2020, we had progressively re-opened
an additional 101 stores with limited operations. Many of these stores that were re-opened
in limited capacity were required to temporarily close again in areas more severely impacted by the
COVID-19
pandemic, particularly during the fourth quarter holiday season. The Company also opened five new stores in the second half of the fiscal year, all of which commenced construction prior to the outbreak of the
COVID-19
pandemic. As of January 31, 2021, 107 of our 140 stores were open and operating in limited capacity. As of March 28, 2021, fifteen stores continue to remain closed to in-person
customers as a result of state and local
COVID-19
restrictions, and we anticipate the majority of these stores will re-open
in some capacity by the end of the our first quarter of fiscal 2021.
As a result of these developments, the Company experienced a significant decrease in traffic which has impacted the Company’s operating results during fiscal 2020. We expect our operating results to continue to be severely impacted until such time that state and local restrictions are lifted, and our dining rooms and midways can re-open
at full capacity. We cannot predict how long the pandemic will last or when the state and local restrictions will be lifted or potentially re-imposed.
In addition, we cannot predict with certainty how quickly our customers will return to our stores once such restrictions have been lifted or the impact this will have on consumer spending habits.
In response to the ongoing pandemic, the Company and its Board of Directors implemented the following measures to enhance financial flexibility:

•
reduced expenses broadly, including by furloughing all of our hourly store team members and approximately 94% of store management personnel, on or about March 19, 2020, while enacting
12-week
salary reductions for remaining managers. In addition, effective March 24, 2020, the Company furloughed all but a small team of essential corporate and administrative staff, enacted
12-week
salary reductions ranging from 10% to 50%, and suspended all cash board fees through the remainder of fiscal 2020. As stores reopen with a reduced workforce, a portion of the furloughed personnel at our stores and corporate office have returned to work;

•	canceled or delayed all non-essential planned capital spending for the remainder of fiscal 2020;

•
halted or delayed planned store openings after our one store opening in Chattanooga, TN, on March 16, 2020, except five new stores which commenced construction prior to the pandemic that opened during the third and fourth quarter;

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

•
negotiated with our landlords, vendors, and other business partners to temporarily reduce our lease and contract payments and obtain other concessions. During fiscal 2020, a total of 126 rent relief agreements related to our operating locations and corporate headquarters were initially executed, which generally provide for full deferral for three months beginning April 2020, with partial deferral continuing for periods of up to six months, at approximately 50% of those locations. As the pandemic continued to impact our business into the fourth quarter, the Company renewed negotiations with the majority of these landlords in order to provide additional rent relief, generally seeking to push out or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements. As of the end of fiscal 2020, the Company had executed 17 of these additional rent relief agreements.

The
re-opening
process has been a gradual one with the safety of our team members and customers as our top priority. All of our re-opened
stores are operating with some combination of streamlined menus, reduced games, new seating and game configurations, reduced operating hours, and reduced staff levels. As dining room and midway restrictions continue to ease and sales begin to improve, some labor inefficiencies and increased cleaning and supply costs are anticipated as stores adjust to improved sales volumes and enhanced health and safety protocols. On an ongoing basis, we will also continue to pursue long-term operating efficiencies and fixed cost restructuring opportunities.
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
Our stores average 40,000 square feet, range in size between 16,000 and 70,000 square feet. Prior to the
COVID-19
pandemic, our stores were generally open seven days a week, with normal hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.
Strategy
During fiscal 2020, we focused on the
re-opening
of our stores after mandated shutdowns related to
COVID-19,
but also refreshed our strategy to set us up for the next phase of growth. Our refreshed strategy is built on four key components, including offering the latest entertainment to enjoy together, novel food & drink to bring people together, creating an aligned team and integrated experience, and driving customer engagement. For further information about our strategy, refer to “Item 1. Strategy”.

Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance. These measures include:
Comparable store sales.
Comparable store sales are a year-over-year comparison of sales at stores open at the end of the period that have been open for at least 18 months as of the beginning of each of the fiscal years. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable store base consisted of 114, 99 and 86 stores as of the end of fiscal 2020, 2019 and 2018, respectively.
New store openings.
Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. During fiscal 2020, we opened six new stores. We currently plan to open four stores in fiscal 2021.
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
Presentation of Operating Results
The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. Fiscal 2020, 2019 and 2018, which ended on January 31, 2021, February 2, 2020, and February 3, 2019, respectively, each contained 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
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
While fiscal 2020 was a very unusual year with the impact of
COVID-19,
historically in the first year of operation, new store operating margins (excluding pre-opening
expenses) typically benefit from honeymoon sales leverage on occupancy, management labor and other fixed costs. This benefit is partially offset by normal inefficiencies in hourly labor and other costs associated with establishing a new store. In year two, operating margins may decline due to the loss of honeymoon sales leverage on fixed costs which is partially offset by improvements in store operating efficiency. Furthermore, rents in our new stores are typically higher than our comparable store base.
Our operating results historically have fluctuated due to seasonal factors. Typically, we have higher revenues associated with the spring and year-end
holidays, which will continue to be susceptible to the impact of severe or unseasonably mild weather on customer traffic and sales during that period. Our third quarter, which encompasses the back-to-school
fall season, has historically had lower revenues as compared to other quarters. During fiscal 2020, results also fluctuated due to the timing and frequency of temporary closures and operating restrictions due to state and local guidelines imposed due to the
COVID-19
pandemic.
We expect that economic and environmental conditions and changes in regulatory legislation will continue to exert pressure on both consumer spending related to entertainment and dining alternatives and availability and cost of products and supplies. Although there is no assurance that our cost of products will remain stable or that federal, state or local minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increases or wage rate increases are expected to be partially offset by selected menu or game price increases where competitively appropriate. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the
COVID-19
pandemic on us or our suppliers, third-party service providers, and/or customers.
Fiscal 2020 Compared to Fiscal 2019
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income (loss).

	Fiscal Year Ended		Fiscal Year Ended
	January 31, 2021		February 2, 2020
Food and beverage revenues	$159,501	36.5%	$563,576	41.6%
Amusement and other revenues	277,011	63.5	791,115	58.4

Total revenues	436,512	100.0	1,354,691	100.0
Cost of food and beverage (as a percent of food and beverage revenues)	45,207	28.3	148,196	26.3
Cost of amusement and other (as a percent of amusement and other revenues)	29,698	10.7	85,115	10.8

Total cost of products	74,905	17.2	233,311	17.2
Operating payroll and benefits	117,475	26.9	322,970	23.8
Other store operating expenses	299,464	68.6	429,431	31.8
General and administrative expenses	47,215	10.8	69,469	5.1
Depreciation and amortization expense	138,789	31.8	132,460	9.8
Pre-opening costs	11,276	2.6	18,971	1.4

Total operating costs	689,124	157.9	1,206,612	89.1

Operating income (loss)	(252,612)	(57.9)	148,079	10.9
Interest expense, net	36,890	8.4	20,937	1.5
Loss on debt refinance	904	0.2	—	—

Income (loss) before provision (benefit) for income taxes	(290,406)	(66.5)	127,142	9.4
Provision (benefit) for income taxes	(83,432)	(19.1)	26,879	2.0

Net income (loss)	$(206,974)	(47.4)%	$100,263	7.4%

Change in comparable store sales		(70.2)%		(2.6)%
Company-owned stores at end of period (1)		140		136
Comparable stores at end of period (1)		114		99

(1)
As of January 31, 2021, 107 of our 140 stores were open and 84 of our 114 comparable stores were open. Our total and comparable store counts as of the end of fiscal 2020 exclude a store in Chicago, Illinois and a store in Houston, Texas which are at or near the end of their respective lease terms which the Company has decided not to re-open.
Our store in Duluth (Atlanta), Georgia permanently closed on March 3, 2019 as we did not exercise the renewal option and is excluded from fiscal 2019 store counts and comparable store sales. We opened six new stores during fiscal 2020 and 16 new stores during fiscal 2019.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles Net income (loss) to Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended		Fiscal Year Ended
	January 31, 2021		February 2, 2020
Net income (loss)	$(206,974)	-47.4%	$100,263	7.4%
Interest expense, net	36,890		20,937
Loss on debt refinance	904		—
Provision (benefit) for income tax	(83,432)		26,879
Depreciation and amortization expense	138,789		132,460

EBITDA	(113,823)	-26.1%	280,539	20.7%
Loss on asset disposal	577		1,813
Impairment of long-lived assets and lease termination costs	13,727		—
Share-based compensation	6,985		6,857
Pre-opening costs	11,276		18,971
Other costs (1)	(15)		42

Adjusted EBITDA	$(81,273)	-18.6%	$308,222	22.8%

(1)	Primarily represents costs related to currency transaction (gains) or losses.
Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income (loss) to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Fiscal Year Ended		Fiscal Year Ended
	January 31, 2021		February 2, 2020
Operating income (loss)	$(252,612)	-57.9%	$148,079	10.9%
General and administrative expenses	47,215		69,469
Depreciation and amortization expense	138,789		132,460
Pre-opening costs	11,276		18,971

Store Operating Income Before Depreciation and Amortization	$(55,332)	-12.7%	$368,979	27.2%

Capital Additions
The following table reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based tenant improvement allowances or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Fiscal Year Ended	Fiscal Year Ended
	January 31, 2021	February 3, 2020
New store and operating initiatives	$51,572	$183,897
Games	8,795	19,749
Maintenance capital	3,266	27,351

Total capital additions	$63,633	$230,997

Payments from landlords	$12,923	$33,544

Results of Operations
Revenues
In response to the
COVID-19
outbreak, which was declared a global pandemic on March 11, 2020 and a National Public Health Emergency in the United States on March 13, 2020, the Company temporarily closed of all of our 137 stores by March 20, 2020 (including our one new store opening March 16, 2020). On April 30, 2020, our first store re-opened
to the public, as state and local guidelines began to allow dining rooms and arcades to open at limited capacity and/or limited hours of operation. By the end of fiscal 2020, we had progressively re-opened
an additional 101 stores with limited operations. Many of these stores that were re-opened
in limited capacity were required to temporarily close again in areas more severely impacted by the
COVID-19
pandemic, particularly during the fourth quarter holiday season. The Company also opened five new stores in the second half of the fiscal year, all of which commenced construction prior to the outbreak of the
COVID-19
pandemic. As of January 31, 2021, 107 of our 140 stores were open and operating in limited capacity. Of these 107 open stores, 84 are comparable stores. These stores are operating with a combination of limited menus, reduced dining room seating, reduced games in the midway, reduced operating hours and other restrictions referred to as “limited operations”.
Selected revenue and store data for the periods indicated are as follows:

	Fiscal year ended January 31, 2021	Fiscal year ended February 2, 2020	Change
Total revenues	$436,512	$1,354,691	$(918,179)
Total store operating weeks	3,922	6,769	(2,847)
Comparable store revenues	$358,395	$1,200,983	$(842,588)
Comparable store operating weeks	3,157	5,928	(2,771)
Noncomparable store revenues	$81,272	162,467	$(81,195)
Noncomparable store operating weeks	765	841	(76)
Other revenues	$(3,155)	$(8,759)	$5,604
Total revenues decreased $918,179, or 67.8%, to $436,512 in fiscal 2020 compared to total revenues of $1,354,691 in fiscal 2019. The decline in revenue is attributable to fewer store operating weeks in fiscal 2020 as a result of temporary store closures, lower customer volumes due to limited food and beverage and amusement operations and the canceling or postponement of special events as a result of the
COVID-19
pandemic. For the year ended January 31, 2021, we derived 24.1% of our total revenue from food sales, 12.4% from beverage sales, 63.1% from amusement sales and 0.4% from other sources. For the year ended February 2, 2020 we derived 28.3% of our total revenue from food sales, 13.3% from beverage sales, 57.5% from amusement sales and 0.9% from other sources.
Comparable store revenue decreased $842,588, or 70.2%, in fiscal 2020 compared to fiscal 2019, due primarily to a 46.7% reduction in comparable store operating weeks and lower customer volumes as stores re-opened
with limited operations. As of March 20, 2020, all the Company’s 114 comparable stores were closed due to operating restrictions put in place by local jurisdictions in response to the
COVID-19
pandemic. Beginning April 30, 2020, we began
re-opening
our stores based on changes in operating restrictions in the various jurisdictions. As of January 31, 2021, 84 of our comparable stores had re-opened
under limited operating conditions. Our individual comparable stores generally experienced gradual increases in weekly sales performance as operating weeks increased. Individual store performance after re-opening
was impacted by changes in local operating restrictions and consumer reactions to changes in local
COVID-19
infection rates.
Comparable
walk-in
revenues, which accounted for 97.0% of comparable store revenue for fiscal 2020, decreased 67.8% compared to the similar period in fiscal 2019. Comparable store special events revenues, which accounted for 3.0% of comparable store revenue for fiscal 2020, decreased 91.1% compared to the similar period in fiscal 2019 as events were canceled or postponed due to local restrictions on group gathering size and operating restrictions on our business.

Food sales at comparable stores decreased by $252,827, or 74.5%, to $86,382 in fiscal 2020 from $339,209 in fiscal 2019. Beverage sales at comparable stores decreased by $113,917, or 71.6%, to $45,104 in fiscal 2020 from $159,021 in fiscal 2019. Comparable store amusement and other revenues in fiscal 2020 decreased by $475,844, or 67.7%, to $226,909 from $702,753 in fiscal 2019.
Non-comparable
store revenue decreased $81,195 in fiscal 2020 compared to fiscal 2019. During the first four-week period of fiscal 2020, non-comparable
stores contributed an additional $9,668 of revenue and 54 additional operating weeks over the same period of fiscal 2019. During the remainder of the fifty-two
weeks ended January 31, 2021,
non-comparable
store revenue decreased $90,863 for the same reasons noted above, including 130 fewer store operating weeks.
Cost of products
The total cost of products was $74,905 for fiscal 2020 and $233,311 for fiscal 2019. The total cost of products as a percentage of total revenues was 17.2% for both fiscal 2020 and fiscal 2019. For the year ended January 31, 2021, the cost of food products was 29.9% of food revenue, the cost of beverage products was 25.3% of beverage revenue, and the amusement and other cost of products was 10.7% of amusement and other revenues. For the year ended February 2, 2020, the cost of food products was 27.2% of food revenue, the cost of beverage products was 24.3% of beverage revenue, and the amusement and other cost of products was 10.8% of amusement and other revenues.
Cost of food and beverage products decreased to $45,207 in fiscal 2020 compared to $148,196 for fiscal 2019. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 200 basis points to 28.3% for fiscal 2020 from 26.3% for fiscal 2019. Cost of food and beverage products during fiscal 2020 was negatively impacted by food and beverage spoilage of approximately $3,567 associated with store closures and the upcoming new menu rollout, partially offset by cost reductions resulting from vendor payment negotiations.
Cost of amusement and other decreased to $29,698 in fiscal 2020 compared to $85,115 in fiscal 2019. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 10 basis points to 10.7% for fiscal 2020 from 10.8% for fiscal 2019. This decrease was driven by lower freight costs, lower cost per ticket and higher revenue per game play credit sold as a result of less discounting of amusement revenues, partially offset by an unfavorable shift in ticket redemption patterns.
Operating payroll and benefits
Total operating payroll and benefits decreased by $205,495, or 63.6%, to $117,475 in fiscal 2020 compared to $322,970 in fiscal 2019. Nearly all of our store workforce, with the exception of a small team of essential personnel, were furloughed in mid-March
2020. Hourly team members returned only as stores
re-opened
and at reduced staffing levels. The total cost of operating payroll and benefits, as a percentage of total revenues, increased 310 basis points to 26.9% in fiscal 2020 compared to 23.8% for fiscal 2019. Favorable results in hourly labor were offset by the deleveraging impact of management labor as a result of the temporary store closures and continued benefit coverage for furloughed team members. Additionally, late in the third quarter, we recalled a core group of store managers at unopened stores and then maintained this core group throughout the fourth quarter to ensure retention of key team members.
Other store operating expenses
Other store operating expenses decreased by $129,967, or 30.3%, to $299,464 in fiscal 2020 compared to $429,431 in fiscal 2019. Decreased spend on marketing, maintenance and restaurant services due to temporary store closures and $1,000 insurance proceeds related to the
COVID-19
business disruptions were partially offset by a net loss on derivatives of $1,729 and special charges of $13,727 (consisting of a charge for impairment of long-lived assets of $12,248 and lease termination costs of $1,479). We have also incurred additional costs to address government regulations and the safety of our team members and customers. Other store operating expense as a percent of total revenues increased to 68.6% in fiscal 2020 compared to 31.8% in fiscal 2019. This increase was primarily due to sales deleveraging of occupancy costs and utilities as a result of the temporary store closures and the charges for impairment.
General and administrative expenses
General and administrative expenses decreased by $22,254, or 32.0%, to $47,215 in fiscal 2020 compared to $69,469 in fiscal 2019. The decrease in general and administrative expenses was driven primarily by lower labor costs due to continued furloughs and elimination of a significant number of positions at our corporate office, temporarily reducing pay and benefits for team members that were not furloughed for a twelve-week period and the elimination of the corporate bonus program, lower professional services, and reduced travel expenses. General and administrative expenses, as a percentage of total revenues, increased 570 basis points to 10.8% in fiscal 2020 compared to 5.1% in fiscal 2019, due primarily to unfavorable leverage on revenue decreases.
Depreciation and amortization expense
Depreciation and amortization expense increased by $6,329, or 4.8%, to $138,789 in fiscal 2020 compared to $132,460 in fiscal 2019. Increased depreciation due to our 2020 and 2019 capital expenditures for new stores, operating initiatives, games and maintenance capital, was partially offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $7,695 to $11,276 in fiscal 2020 compared to $18,971 in fiscal 2019 due to a decrease in the number of new store openings in the current year, as construction was put on hold or delayed after the disruption of our business from the
COVID-19
pandemic, with
pre-opening
costs being primarily limited to
pre-opening
rent expense, including three future sites for which the leases have commenced.
Interest expense, net and Loss on debt refinance
Interest expense, net increased by $15,953 to $36,890 in fiscal 2020 compared to $20,937 in fiscal 2019 due primarily to an increase in interest rates and partially due to an increase in average outstanding debt. In connection with the October 27, 2020 debt refinancing, which is explained in Note 5 to the Consolidated Financial Statements, the Company recorded a charge of $904 during fiscal 2020.
Provision for income taxes
The effective income tax rate for fiscal 2020 was a benefit of 28.7% compared to a provision of 21.1% in fiscal 2019, primarily due to the impact of a decrease in operating earnings before income tax as well as the impact of provisions of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), including technical amendments to qualified improvement property and the impact of carrying back tax net operating losses from fiscal years 2020 and 2019 to years with a higher federal corporate income tax rate.

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
During fiscal year 2020, we:

•	reduced expenses broadly;

•
canceled or delayed all
non-essential
planned capital spending for the remainder of fiscal 2020 and halted or delayed all planned store openings, except stores that commenced construction prior to the
COVID-19
pandemic;

•
indefinitely suspended our share repurchase program and cash dividends and drew down substantially all the remaining credit available under our $500,000 revolving credit facility during our first quarter of fiscal 2020;

•	sold shares of our common stock, generating gross proceeds of $185,600;

•
negotiated two amendments with our lenders, resulting in an extension of the maturity date of our revolving credit facility to August 17, 2024 and relief from testing compliance with certain financial covenants until the last day of the fiscal quarter ending on May 1, 2022;

•	issued $550,000 of senior secured notes, maturing November 1, 2025;

•
negotiated with our landlords, vendors, and other business partners to temporarily reduce our lease and contract payments and obtain other concessions. During fiscal 2020, a total of 126 rent relief agreements related to our operating locations and corporate headquarters were initially executed, which generally provide for full deferral for three months beginning April 2020, with partial deferral continuing for periods of up to six months, at approximately 50% of those locations. As the pandemic continued to impact our business into the fourth quarter, the Company renewed negotiations with the majority of these landlords in order to provide additional rent relief, generally seeking to push out or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements. As of the end of fiscal 2020, the Company had executed 17 of these additional rent relief agreements; and

•
submitted a proposal, approved by our shareholders, increasing the number of shares available for incentive awards, which enables management to maintain key talent while preserving the Company’s liquidity by minimizing cash outlays.

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

Debt and Derivatives
Effective April 14, 2020, we amended our existing credit facility, which provided relief from compliance with financial covenants through the third quarter of fiscal 2020. The interest rate spread increased to 2.00% plus a LIBOR floor of 1.00%.
On October 27, 2020, the Company issued $550,000 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes accrues from October 27, 2020 and is payable in arrears on November 1 and May 1 of each year, commencing on May 1, 2021. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by Dave &Buster’s, Inc. and are unconditionally guaranteed by Dave & Buster’s Holdings, Inc. and certain of Dave &Buster’s, Inc. existing and future wholly owned material domestic subsidiaries, which is substantially the same as the guarantors of the Company’s existing credit facility.
Concurrent and subject to the issuance of the Notes, the Company entered into a second amendment to its existing credit facility, which included relief from testing compliance with certain financial covenants until the last day of the fiscal quarter ending on May 1, 2022. During the financial covenant suspension period the Company is required to maintain a minimum liquidity (primarily availability under the credit facility) of $150,000. The second amendment extended the maturity date of the $500,000 revolving portion of the facility from August 17, 2022 to August 17, 2024, increased the interest rate spread to 4.00% during the financial covenant suspension period, and instituted a 1.00% utilization fee during that same time period. The utilization fee is due at maturity. After the financial covenant suspension period, the interest rate spread ranges from 1.25% to 3.00%. The second amendment terminated the term loan portion of the credit facility, which triggered payment of $1,900 of lender debt costs associated with the first amendment.
The Company used the proceeds of the Notes offering, along with cash on hand, to repay the $255,000 principal balance of the term loan facility, $463,000 of borrowings under the revolving credit facility, and related accrued interest. The Company incurred debt issuance costs of $18,300, which are being amortized over the terms of the respective Notes and revolving credit facility. The Company also recorded a loss of $904 related to the unamortized debt costs associated with the term portion of the credit facility.
For fiscal 2020 and fiscal 2019, the Company’s weighted average interest rate on outstanding borrowings was 5.40% and 3.98%, respectively. We expect this rate to increase in future quarters as a result of the issuance of the Notes and the second amendment to the credit facility. As of January 31, 2021, we had letters of credit outstanding of $9,686 and an unused commitment balance of $430,314 under the revolving credit facility.
Our credit facility and Notes contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets.
During fiscal 2019, we entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates on our variable rate credit facility. Our swap agreements with our derivative counterparties contain a provision where if the Company defaults on any of its indebtedness and repayment of the indebtedness has been accelerated, the Company could also be declared in default on its derivative obligations. Refer to Note 1 of the Consolidated Financial Statements for further discussion of our swap agreements, which were de-designated
as hedges effective April 14, 2020, the date of the first amendment to our credit facility.
Dividends and Share Repurchases
The Company had previously established a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule
10b5-1
of the Exchange Act. As a result of the impacts to our business arising from the COVID
-19
pandemic, share purchases and dividend payments have been indefinitely suspended, and the share repurchase program was allowed to expire at the end of fiscal 2020.

Cash Flow Summary
At January 31, 2021, we had cash and cash equivalents of $11,891.
Operating Activities
— Cash flow from operations typically provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations, and occupancy costs. Cash from operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of cash receipts and payments, and vendor payment terms.
Cash flow from operating activities decreased $338,170 in fiscal 2020 compared fiscal 2019 driven primarily by the closure of all of our 137 operating stores as of March 20, 2020. Operations ceased until April 30, 2020, when we re-opened
our first store, followed by the progressive
re-opening
of 106 additional stores with limited operations through the end of the fiscal year, including five new stores that opened in the second half of fiscal 2020. The impact of approximately 2,847 fewer store weeks and limited operations was lessened somewhat by reduced income tax payments as well as our efforts to actively manage the Company’s daily cash flows, including deferrals and short payments of rent and other payments to landlords.
Investing Activities
— Cash flow from investing activities primarily reflects capital expenditures.

•
In fiscal 2020, the Company spent approximately $64,000 ($51,000 net of payments from landlords) for new store construction and operating improvement initiatives, $10,000 for game refreshment and $9,000 for maintenance capital.

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

Financing Activities
— Cash flow from financing activities primarily reflected:

•
In fiscal 2020, prior to the debt refinancing, the Company drew down substantially all the available credit under our revolving credit facility, or approximately $100,000, and the Company received net proceeds of approximately $182,200 from the issuance of shares of our common stock in April and May 2020. In October 2020, the Company issued $550,000 of senior secured notes in a private offering and amended the existing credit facility. The proceeds from the offering, along with cash on hand, were used to pay debt issuance costs, the $255,000 balance of the term portion of the credit facility, and $463,000 of outstanding borrowings under the revolving portion of the credit facility. Subsequent to the refinancing, the Company had net borrowings of $34,000 under the revolver.

•	In fiscal 2019, approximately $297,000 of share repurchases and approximately $16,000 of cash dividends paid, partially offset by $254,000 of net proceeds from borrowings of debt.

•	In fiscal 2018, approximately $149,000 of share repurchases and approximately $11,500 of cash dividends paid, partially offset by $27,000 of net proceeds from borrowings.

Contractual Obligations and Commercial Commitments
The following table sets forth contractual obligations as of January 31, 2021:

		1 Year			After 5
	Total	or Less	2-3 Years	4-5 Years	Years
Debt (1)	$610,000	$—	$—	$610,000	$—
Interest requirements (2)	216,067	47,753	93,041	75,273	—
Operating leases (3)	2,049,535	132,037	273,801	269,403	1,374,294

Total	$2,875,602	$179,790	$366,842	$954,676	$1,374,294

(1)	Available commitments under the revolving credit facility were $430,314 as of January 31, 2021, subject to a $150,000 liquidity covenant.
(2)
The cash obligations for the variable interest requirements on the outstanding balance of the revolving credit facility and the unused commitment are based on an interest rate of 6.00% and 0.50%, respectively, through the end of the first quarter of fiscal year 2022, reduced to 4.00% and 0.40%, respectively, for the remainder of the term of the credit facility. The interest requirement on the senior secured notes is based on a fixed rate of 7.625%.

(3)
Our operating leases generally provide for one or more renewal options. These renewal options allow us to extend the term of the lease for a specified time at an established annual lease payment. Future obligations related to lease renewal options that have been exercised or were reasonably certain to be exercised as of the lease origination date, have been included in the table above.

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

Accounting for impairment of long-lived assets.
Annually or more frequently if an event occurs or circumstances change that would indicate that the carrying values of these assets may not be recoverable, we evaluate long-lived assets related to each store to be held and used in business, including property and equipment and right-of-use
(“ROU”) assets. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans. The more significant inputs used in determining our estimate of the projected undiscounted cash flows included future revenue growth and projected margins as well as the estimate of the remaining useful life of the assets. If the carrying amount is not recoverable, we record an impairment charge, if any, for the excess of the carrying amount over the fair value, which is estimated based on discounted projected future operating cash flows of the store over the remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk.
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
Interest Rate Risk
Our variable rate indebtedness under our $500,000 revolving credit facility is based on one-month
LIBOR, with a LIBOR floor of 1.00%. Our interest rate swap agreements, with a combined notional amount of $350,000, convert the floating portion of the interest rate to a fixed interest rate of approximately 2.47% through August 17, 2022. As of January 31, 2021, one-month
LIBOR is below 1.00%.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Also, the cost of new store construction is subject to inflationary increases in the costs of labor and material.
A large portion of our hourly team members are paid wage rates at or based on the applicable federal, state or city minimum wage and increases in the minimum wage will increase our labor costs. Several states and local jurisdictions in which we operate have enacted legislation to increase the minimum wage and/or minimum tipped wage rates by varying amounts, with more planned increases in the future.
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
F-27
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. Based upon that evaluation, our CEO and CFO concluded that, as of January 31, 2021, such disclosure controls and procedures were effective.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021 based on the framework in
Internal Control
 — Integrated Framework (2013)
, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included documenting, evaluating, and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2021.
Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of January 31, 2021, as stated in their report which is included herein.
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
See Pages
F-1
to
F-27
of this report.

(2)	Financial Statement Schedules
None.

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on June 12, 2017 (No. 001-35664))

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on June 12, 2017 (No. 001-35664))

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on March 19, 2020 (No. 001-35664))

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

4.2	Rights Agreement, dated as of March 18, 2020, between Registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on March 19, 2020 (No. 001-35664))

4.3*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.4	Indenture dated as of October 27, 2020, by and among Dave & Buster’s, Inc., the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 27, 2020 (No. 001-35664))

4.5	Form of Note (incorporated by reference to Appendix A of Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 27, 2020 (No. 001-35664))

10.1	Form of Employee Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and the various executive officers of Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.2	Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-4 Registration Statement filed by Dave & Buster’s, Inc. on August 11, 2010 (No. 333-168759))

10.3	Amendment No. 1 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s, Inc. on June 15, 2011) (No. 001-15007)

10.4	Amendment No. 2 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by Dave & Buster’s, Inc. on April 16, 2013) (No. 001-15007)

10.5	Dave & Buster’s Entertainment, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement filed by Dave & Buster’s Entertainment, Inc. on May 13, 2020 (No. 001-35664))

10.6	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

Exhibit Number	Description

10.7	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.8 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.8	Form of Restricted Stock Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.9 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.9	Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.10 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.10	Dave & Buster’s Select Executive Retirement Plan as amended and restated by Dave & Buster’s Management Corporation, Inc., effective as of January 1, 2017, (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on December 10, 2020 (No. 001-35664))

10.11	Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.12 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

10.12	Credit Agreement, dated as of August 17, 2017 by and among Dave & Buster’s Holdings, Inc., Dave & Buster’s Inc. (“the Borrower”) the direct and indirect Subsidiaries of the Borrower from time to time party thereto, as guarantors, the several financial institutions from time to time party thereto, as lenders, Bank of America, N.A., as administrative agent, and Wells Fargo, National Association, as syndication agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.13	First Amendment to Amended and Restated Credit Agreement among Dave & Buster’s, Inc., various lenders and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2020 (No. 001-35664))

10.14	Second Amendment and Consent and Revolving Credit Commitment Extension Amendment to Amended and Restated Credit Agreement dated as of October 16, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 27, 2020 (No. 001-35664))

10.15	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.16	Form of Restricted Stock Unit Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.17	Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

Exhibit Number	Description

10.18	Form of Restricted Stock Unit Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.19	Form of Market Stock Unit Award Agreement by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 4, 2020 (No. 001-35664))

10.20	Form of Restricted Stock Unit Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 4, 2020 (No. 001-35664))

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Inline Taxonomy Extension Schema Document

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware Corporation

Date: March 31, 2021	By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Brian A. Jenkins and Rob W. Edmund, or either of them, each acting alone, his/her true and lawful attorney-in-fact
and agent, with full power of substitution and
re-substitution,
for such person and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact
and agent, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on March 31, 2021.

By:	/s/ Brian A. Jenkins	Chief Executive Officer and Director
	Brian A. Jenkins	(Principal Executive Officer)

By:	/s/ Scott J. Bowman	Chief Financial Officer
	Scott J. Bowman	(Principal Financial and Accounting Officer)

By:	/s/ Stephen M. King	Chairman of the Board
Stephen M. King

By:	/s/ James Chambers	Director
James Chambers

By:	/s/ Hamish A. Dodds	Director
Hamish A. Dodds

By:	/s/ Michael J. Griffith	Director
Michael J. Griffith

By:	/s/ Jonathan S. Halkyard	Director
Jonathan S. Halkyard

By:	/s/ John C. Hockin	Director
John C. Hockin

By:	/s/ Patricia H. Mueller	Director
Patricia H. Mueller

By:	/s/ Kevin M. Sheehan	Director
Kevin M. Sheehan

By:	/s/ Jennifer Storms	Director
Jennifer Storms

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dave & Buster’s Entertainment, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dave & Buster’s Entertainment, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of January 31, 2021, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as January 31, 2021 and February 2, 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2021 and the related notes (collectively, the consolidated financial statements), and our report dated March 31, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying
Management’s Report on Internal Control over Financial Reporting
. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 31, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dave & Buster’s Entertainment, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dave & Buster’s Entertainment, Inc. and subsidiaries (the Company) as of January 31, 2021 and February 2, 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year
period ended January 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and February 2, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three-year
period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leasing transactions as of February 4, 2019 due to the adoption of Accounting Standards Update
2016-02,
Leases (Topic 842)
.
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
Deferred amusement revenue for unused game play credits
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company defers a portion of amusement revenues for the estimated unfulfilled performance obligations related to unused game play credits which they believe their customers will utilize in the future. The Company recorded deferred amusement revenue of $78.9 million as of January 31, 2021, which is included in accrued liabilities on the consolidated balance sheet and disclosed as deferred amusement revenue. This balance includes deferred revenue related to unused game play credits. The deferral is based on an estimated rate of future use by customers. The Company applies judgment to determine the estimated rate of future use by customers using information about game play credits outstanding and historical customer utilization patterns.
We identified the evaluation of the estimated rate of future use assumption used to determine deferred amusement revenue for unused game play credits as a critical audit matter. Subjective auditor judgment was required to evaluate the effect of historical customer usage patterns on the estimated rate of future use assumption, including consideration of the impacts of customer usage patterns during the
COVID-19
pandemic on management’s assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s deferred amusement revenue process, including controls related to the development of the estimated rate of future use assumption. We evaluated historical periods’ game play credit activity for indication of significant changes in customer behavior and to determine whether changes in the historical activity were consistent with changes in the Company’s business that impact the estimated rate of future usage assumption, including changes in customer usage patterns during the
COVID-19
pandemic. We compared trends of customers’ historical use patterns to the Company’s estimated rate of future use assumption. We assessed the outstanding game play credit data utilized by the Company to derive the estimated rate of future use assumption by comparing it to relevant underlying documentation.
Deferred amusement revenue for unredeemed tickets
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company defers a portion of amusement revenue for the material right provided to customers to redeem tickets in the future for prizes. The Company recorded deferred amusement revenue of $78.9 million as of January 31, 2021, which is included in accrued liabilities on the consolidated balance sheet and disclosed as deferred amusement revenue. This balance includes deferred revenue related to the material right to redeem tickets in the future. The deferral is based on an estimated redemption rate of outstanding tickets that will be redeemed in subsequent periods. The Company applies judgment to determine the redemption rate assumption using information about tickets outstanding and historical customer utilization patterns.
We identified the evaluation of the estimated redemption rate assumption used to determine deferred amusement revenue for unredeemed tickets as a critical audit matter. Subjective auditor judgment was required to evaluate the effect of historical customer usage patterns on the estimated rate of future use assumption, including consideration of the impacts of customer usage patterns during the
COVID-19
pandemic on management’s assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s deferred amusement revenue process, including controls related to the development of the redemption rate assumption. We evaluated historical periods’ ticket redemption activity for indication of significant changes in customer behavior and to determine whether changes in the historical activity were consistent with changes in the Company’s business that impact the estimated redemption rate assumption, including changes in customer redemption patterns during the
COVID-19
pandemic. We compared trends of customers’ historical redemption patterns to the Company’s estimated redemption rate assumption. We assessed the outstanding ticket data utilized by the Company to derive the redemption rate assumption by comparing it to relevant underlying documentation.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Dallas, Texas
March 31, 2021

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31,	February 2,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$11,891	$24,655
Inventories	23,807	34,477
Prepaid expenses	11,878	14,269
Income taxes receivable	70,064	2,331
Other current assets	1,231	3,245

Total current assets	118,871	78,977
Property and equipment (net of $798,804 and $686,824 accumulated depreciation as of January 31, 2021 and February 2, 2020, respectively)	815,027	900,637
Operating lease right of use assets, net	1,037,569	1,011,568
Deferred tax assets	5,874	7,639
Tradenames	79,000	79,000
Goodwill	272,597	272,636
Other assets and deferred charges	23,886	19,682

Total assets	$2,352,824	$2,370,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$15,000
Accounts payable	36,400	65,359
Accrued liabilities	234,790	207,452
Income taxes payable	446	3,054

Total current liabilities	271,636	290,865
Deferred income taxes	13,658	19,102
Operating lease liabilities	1,267,791	1,222,054
Other liabilities	50,119	35,779
Long-term debt, net	596,388	632,689
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 60,488,833 shares at January 31, 2021 and 43,386,852 shares at February 2, 2020; outstanding: 47,646,606 shares at January 31, 2021 and 30,603,340 shares at February 2, 2020	605	434
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	531,191	339,161
Treasury stock, 12,842,227 and 12,783,512 shares as of January 31, 2021 and February 2, 2020, respectively	(595,970)	(595,041)
Accumulated other comprehensive loss	(9,085)	(8,369)
Retained earnings	226,491	433,465

Total stockholders’ equity	153,232	169,650

Total liabilities and stockholders’ equity	$2,352,824	$2,370,139

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Fiscal Year Ended January 31, 2021	Fiscal Year Ended February 2, 2020	Fiscal Year Ended February 3, 2019
Food and beverage revenues	$159,501	$563,576	$536,469
Amusement and other revenues	277,011	791,115	728,832

Total revenues	436,512	1,354,691	1,265,301
Cost of food and beverage	45,207	148,196	139,199
Cost of amusement and other	29,698	85,115	81,064

Total cost of products	74,905	233,311	220,263
Operating payroll and benefits	117,475	322,970	296,924
Other store operating expenses	299,464	429,431	384,155
General and administrative expenses	47,215	69,469	61,521
Depreciation and amortization expense	138,789	132,460	118,275
Pre-opening costs	11,276	18,971	23,163

Total operating costs	689,124	1,206,612	1,104,301

Operating income (loss)	(252,612)	148,079	161,000
Interest expense, net	36,890	20,937	13,113
Loss on debt refinance	904	—	—

Income (loss) before provision (benefit) for income taxes	(290,406)	127,142	147,887
Provision (benefit) for income taxes	(83,432)	26,879	30,666

Net income (loss)	(206,974)	100,263	117,221

Unrealized foreign currency translation gain (loss)	119	(65)	(434)
Unrealized loss on derivatives, net of tax	(835)	(7,621)	—

Total other comprehensive loss	(716)	(7,686)	(434)

Total comprehensive income (loss)	$(207,690)	$92,577	$116,787

Net income (loss) per share:
Basic	$(4.75)	$3.00	$3.00
Diluted	$(4.75)	$2.94	$2.93
Weighted average shares used in per share calculations:
Basic	43,549,887	33,450,217	39,047,106
Diluted	43,549,887	34,099,378	39,975,122
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUIT
Y
(in thousands, except share and per share amounts)

	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 4, 2018	42,660,806	$427	$320,488	2,558,721	(147,331)	(249)	248,311	421,646

Net income	—	—	—	—	—	—	117,221	117,221
Unrealized foreign currency translation loss	—	—	—	—	—	(434)	—	(434)
Dividends declared ($0.30 per share)	—	—	—	—	—	—	(11,570)	(11,570)
Share-based compensation	—	—	7,422	—	—	—	—	7,422
Issuance of common stock	516,670	5	3,345	—	—	—	—	3,350
Repurchase of common stock	—	—	—	3,096,670	(149,798)	—	—	(149,798)

Balance February 3, 2019	43,177,476	432	331,255	5,655,391	(297,129)	(683)	353,962	387,837

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(145)	(145)
Net income	—	—	—	—	—	—	100,263	100,263
Unrealized foreign currency translation loss	—	—	—	—	—	(65)	—	(65)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(7,621)	—	(7,621)
Dividends declared ($0.62 per share)	—	—	—	—	—	—	(20,615)	(20,615)
Share-based compensation	—	—	6,857	—	—	—	—	6,857
Issuance of common stock	209,376	2	1,049	—	—	—	—	1,051
Repurchase of common stock	—	—	—	7,128,121	(297,912)	—	—	(297,912)

Balance February 2, 2020	43,386,852	434	339,161	12,783,512	(595,041)	(8,369)	433,465	169,650

Net loss	—	—	—	—	—	—	(206,974)	(206,974)
Unrealized foreign currency translation gain	—	—	—	—	—	119	—	119
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(835)	—	(835)
Share-based compensation	—	—	6,985	—	—	—	—	6,985
Issuance of common stock	17,101,981	171	185,045	—	—	—	—	185,216
Repurchase of common stock	—	—	—	58,715	(929)	—	—	(929)

Balance January 31, 2021	60,488,833	$605	$531,191	12,842,227	$(595,970)	$(9,085)	$226,491	$153,232

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 31, 2021	Fiscal Year Ended February 2, 2020	Fiscal Year Ended February 3, 2019
Cash flows from operating activities:
Net income (loss)	$(206,974)	$100,263	$117,221
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	138,789	132,460	118,275
Non-cash interest expense	5,974	—	—
Impairment of long-lived assets	12,248	—	—
Deferred taxes	(3,365)	6,473	5,474
Loss on debt refinance	904	—	—
Loss on disposal of fixed assets	577	1,813	1,121
Share-based compensation	6,985	6,857	7,422
Other, net	2,033	1,070	1,049
Changes in assets and liabilities:
Inventories	10,670	(7,162)	245
Prepaid expenses	2,993	(2,162)	(1,661)
Income tax receivable	(67,733)	(451)	2,987
Other current assets	2,014	5,320	4,705
Other assets and deferred charges	484	(1,017)	(2,523)
Accounts payable	(9,576)	2,026	11,122
Accrued liabilities	56,757	47,896	21,329
Income taxes payable	(2,608)	(8,745)	8,762
Deferred occupancy costs	—	—	38,958
Other liabilities	604	4,305	3,130

Net cash provided by (used in) operating activities	(49,224)	288,946	337,616

Cash flows from investing activities:
Capital expenditures	(83,016)	(228,091)	(216,286)
Proceeds from sale-leaseback transactions	—	—	11,571
Proceeds from insurance	595	—	541
Proceeds from sales of property and equipment	461	800	366

Net cash used in investing activities	(81,960)	(227,291)	(203,808)

Cash flows from financing activities:
Proceeds from debt	732,000	406,000	265,000
Payments of debt	(770,250)	(152,000)	(238,000)
Debt issuance costs	(20,209)	—	—
Net proceeds from the issuance of common stock	182,207	—	—
Repurchase of common stock under share repurchase program	—	(297,317)	(149,125)
Repurchases of common stock to satisfy employee withholding tax obligations	(929)	(595)	(673)
Dividends paid	(4,891)	(15,724)	(11,570)
Proceeds from the exercise of stock options	492	1,051	3,350

Net cash provided by (used in) financing activities	118,420	(58,585)	(131,018)

Increase (decrease) in cash and cash equivalents	(12,764)	3,070	2,790
Beginning cash and cash equivalents	24,655	21,585	18,795

Ending cash and cash equivalents	$11,891	$24,655	$21,585

Supplemental disclosures of cash flow information:
Increase (decrease) for capital expenditures in accounts payable	$(19,383)	$2,906	$(5,321)
Cash paid (received) for income taxes, net	$(9,352)	$27,245	$13,464
Cash paid for interest, net	$17,916	$20,115	$12,247
Dividends declared, not paid	$—	$4,891	$—
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
During fiscal 2020, we opened six new stores, and management made the decision to not re-open
two stores located in the Chicago, Illinois area and Houston, Texas area, which are at or near the end of their respective lease terms. As of January 31, 2021, we owned and operated stores located in
40
states, Puerto Rico and
one

Canadian province.
The Company’s two stores located in the Canadian province of Ontario generated revenues of approximately $2,896,
$
18,649, and $18,848 in fiscal 2020, 2019 and 2018, respectively. As of January 31, 2021, less than 2.0% of our long-lived assets were located outside of the United States.
COVID-19
Considerations
— On March 11, 2020, the World Health Organization declared the
COVID-19
outbreak to be a global pandemic and on March 13, 2020, the United States declared a National Public Health Emergency. As a result, several state and local mandates were implemented that encouraged the practice of social distancing, placed restrictions from individuals gathering in groups and, in many areas, placed complete restrictions on non-essential
movement outside of the home. Shortly after the national emergency declaration, state and local officials began placing restrictions on businesses, some of which allowed
To-Go
or curbside service only while others limited capacity in the dining room or midway. By March 20, 2020, all of our 137 operating stores were temporarily closed (including our one new store that opened on March 16, 2020).
On April 30, 2020, our first store
re-opened
to the public, as state and local guidelines began to allow dining rooms and arcades to open at limited capacity and/or limited hours of operation. By the end of fiscal 2020, we had re-opened
an additional 101 stores with limited operations. Many of these stores that were re-opened
in limited capacity were required to temporarily close again in areas more severely impacted by the
COVID-19
pandemic, particularly during the fourth quarter holiday season. The Company also opened five new stores in the second half of the fiscal year, all of which commenced construction prior to the outbreak of the
COVID-19
pandemic. As of January 31, 2021, 107 of our 140 stores were open and operating in limited capacity.
As stores are
re-opened,
typically in limited capacity, the Company has
reduced

labor and other operating costs. The Company has also been in ongoing discussions with landlords and other vendors to negotiate relief from cash payments under existing lease and trade payable obligations. During fiscal 2020, a total of 126 rent relief agreements related to our operating locations and corporate headquarters were initially executed, which generally provide for full deferral for three months beginning April 2020, with partial deferral continuing for periods of up to six months, at approximately 50% of those locations. As the pandemic continued to impact our business into the fourth quarter, the Company renewed negotiations with the majority of these landlords in order to provide additional rent relief, generally seeking to push out or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements. As of the end of fiscal 2020, the Company had executed 17 of these additional rent relief agreements. The Company also negotiated extended and reduced payment terms with several vendors.
In addition to reducing or deferring expenditures, including capital expenditures and discretionary spending, the
Company obtained additional liquidity through the sale of common stock, which resulted in net proceeds of

$182,207. On October 27, 2020, D&B Inc completed the private sale of $550,000 in aggregate principal amount of 7.625% senior secured notes due 2025. At the same time, the revolving credit commitments under our existing credit facility were extended through August 17, 2024, and the suspension of our financial ratio covenants was extended until the last day of the first quarter of fiscal year 2022. See
Note 5,

Debt, for more information on these transactions.
The measures taken by the Company provide sufficient liquidity to meet estimated cash flow needs and covenant compliance obligations for at least the next twelve months from the issuance of the financial statements. We cannot predict whether, when or the manner in which the conditions surrounding
COVID-19
will change including the timing of lifting any restrictions, when our remaining closed stores will re-open,
staffing levels for
re-opened
stores, customer
re-engagement
with our brand, or possible
re-closures
of our currently open stores.
Principles of consolidation
— The accompanying consolidated financial statements include the accounts of D&B Entertainment and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year
— The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Fiscal years 2020, 2019 and 2018, which ended on January 31, 2021, February 2, 2020
,
and February 3, 2019, respectively, each contained 52 weeks. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks.

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

Cash and cash equivalents
— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. Book overdrafts of $8,168 and $14,026 are presented in “Accounts payable” in the Consolidated Balance Sheets as of January 31, 2021 and February 2, 2020, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows. As of January 31, 2021, the Company had no restricted cash.
Cash and cash equivalents are maintained with multiple financial institutions. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company maintains cash and cash equivalent balances that exceed federally insured limits with a number of financial institutions.

Inventories
— Inventories consist of food, beverages, amusement merchandise and other supplies and are stated at the lower of cost
(first-in,
first-out
method) or net realizable value. We record inventory reserves for obsolete and slow-moving inventory.
Cloud-Based Computing Arrangements
— The Company defers application development stage costs for cloud-based computing arrangements and amortizes those costs over the related service (subscription) agreement. The unamortized cost is included in “Prepaid expenses” in the Consolidated Balance Sheets.
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
Expenditures that extend the life, increase capacity of or improve the safety or the efficiency of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Application development stage costs for significant internally developed software projects are capitalized and amortized as part of furniture, fixtures, and equipment. Interest cost on funds used during the acquisition period of significant capital assets are capitalized as part of the asset and depreciated. Gains and losses related to store property and equipment disposals are recorded in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
Annually or more frequently if an event occurs or circumstances change that would indicate that the carrying values of these assets may not be recoverable, we evaluate long-lived assets related to each store to be held and used in business, including property and equipment and right-of-use
(“ROU”) assets. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans. The more significant inputs used in determining our estimate of the projected undiscounted cash flows included future revenue growth and projected margins as well as the estimate of the remaining useful life of the assets. If the carrying amount is not recoverable, we record an impairment charge equal to the excess of the carrying amount over the fair value, which is estimated based on discounted projected future operating cash flows of the store over the remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk.
During fiscal 2020, the Company recorded an impairment charge for its long-lived assets, including ROU assets, of $6,746, primarily driven by the expected impact of the
COVID-19
pandemic on future cash flows of specific stores. Additionally, the Company is continuing discussions to potentially

terminate or delay possession on
certain

executed lease contracts that have not yet commenced. The Company has also curtailed several potential new store projects that were in the early stage of development. During fiscal
2020
, we recorded an impairment loss and related contract termination costs of $
6,981
related to these projects, which is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive
Income (Loss). Given the ongoing impacts of
COVID-19
to our business, the projected undiscounted cash flows are subject to greater uncertainty than historically. If in the future we reduce our estimate of cash flow projections, we could be required to record additional impairment charges.

No
impairment charges were recognized in fiscal
2019
and
2018
.
Goodwill and tradenames
— The

carrying amount of goodwill is impacted by foreign currency translation adjustments. The foreign currency translation adjustment decreased goodwill by $
39
and increased goodwill by $
11
during fiscal
2020
and fiscal
2019
, respectively. Goodwill and tradenames which have an indefinite useful life, are not subject to amortization, and are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. Goodwill and tradenames are evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit.

When evaluating goodwill and tradenames for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that its reporting unit or tradenames are impaired. For fiscal year 2020, 2019 and 2018, there was no impairment to our goodwill or tradenames.
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
The balance of transferable liquor licenses was $5,213 and $5,025 at the end of fiscal 2020 and fiscal 2019, respectively. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and are tested for impairment annually by comparing the estimated fair value of each asset with their carrying amount. The unamortized balance of our intellectual license costs was $1,862 and $2,422 at the end of fiscal 2020 and fiscal 2019, respectively. Intellectual licenses are amortized over the respective term of the license agreements, with a weighted average term remaining of 3.2 years at the end of fiscal 2020. Amortization of intellectual licenses of $575
, $507 and

$
259
in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
The Company capitalizes certain costs incurred in connection with borrowings or establishment of credit facilities, and these costs are amortized as interest expense over the life of the borrowing or life of the related debt facility. Debt issuance costs on the revolving portion of our credit facility were $5,525 and $1,454 at the end of fiscal 2020 and fiscal 2019, respectively. Debt issuance costs on the senior secured notes are reported as a direct reduction from the carrying amount of our debt.
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
The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and other current liabilities approximate fair value because of their short-term nature. The fair value of the Company’s interest rate swap is determined based upon Level Two inputs which includes valuation models as reported by our counterparties and third-party valuation specialists. These valuation models are based on the present value of expected cash flows using forward rate curves. The fair values of our revolving credit facility of $62,114 and senior secured notes of $576,033 as of January 31, 2021, were valued using
a discounted cash flow method, using a sector-specific yield curve based on market-derived, traded price data as of the measurement date, which we classify as a Level Two input within the fair value hierarchy. In fiscal 2019, the carrying value of our credit facility approximated its fair value because the interest rates were adjusted regularly based on current market conditions, and there was no LIBOR floor.
Interest rate swaps
— Effective February 28, 2019, the Company entered into three interest rate swap agreements to manage our exposure to interest rate movements on our variable rate credit facility. The agreements entitle the Company to receive at specified intervals, a variable rate of interest based on one-month
LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreements. The notional amount of the swap agreements, which mature August 17, 2022, totals $350,000 and the fixed rate of interest for all agreements is 2.47%.
The Company initially designated its interest rate swap agreements as a cash flow hedge and accounted for the underlying activity in accordance with hedge accounting. Effective April 14, 2020, the Company amended its existing credit facility agreement to obtain relief from its financial covenants, and as a result, the variable interest rate terms were modified to create an interest rate floor of 1.00%. Accordingly, and as a result of the then
current forward interest rate curve, the Company discontinued the hedging relationship as of April 14, 2020
(de-designation
date). Given

the continued existence of the hedged interest payments, the Company is reclassifying its accumulated other comprehensive loss of $
17,609
as of the
de-designation
date into “Interest expense, net” using a straight-line approach over the remaining life of the originally designated hedging relationship. During fiscal
2020
, the amount of
pre-tax
losses in accumulated other comprehensive loss that was reclassified into interest expense subsequent to the de-designation
date was $
5,974
, and the Company expects to reclassify $
7,547
within the next twelve months. Effective with the
de-designation,
any gain or loss on the derivatives are recognized in earnings in the period in which the change occurs. During fiscal
2020
, a loss of $
1,729
was recognized, which is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
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
The following derivative instruments were outstanding for the fiscal years ended:

		Fair Value
	Balance Sheet Location	January 31, 2021	February 2, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$(8,350)	$(3,518)
Interest rate swaps	Other liabilities	(4,416)	(6,967)

Total derivatives (1)		$(12,766)	$(10,485)

(1)	The balance at January 31, 2021 relates to our swap agreements after hedge accounting was discontinued.
The following table summarizes the activity in accumulated other comprehensive loss related to our derivative instruments for the fiscal years ended:

	January 31, 2021	February 2, 2020
Amount of loss recorded in accumulated other comprehensive income	$7,602	$11,454
Amount of loss reclassified into income (1)	$(6,453)	$(969)
Income tax expense (benefit) in accumulated other comprehensive income	$(314)	$(2,864)

(1)	Amounts reclassified into income are included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income (Loss).

Revenue recognition
— Food and beverage revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Beginning in fiscal 2020, we began to offer our customers delivery services, which are fulfilled by third-party service providers. We recognize revenues at the gross amount, and delivery fees are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss). Amusement revenues are primarily recognized upon utilization of game play credits on
Power Cards
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
Total deferred amusement revenue is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the fiscal year ended January 31, 2021, we recognized revenue of approximately
$20,100
related to the amount in deferred amusement revenue as of the end of fiscal 20
19
.
We sell gift cards, which do not have expiration dates, and we do not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards upon redemption by the customer. For unredeemed gift cards that the Company expects to be entitled to breakage and for which there is not a legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. Recognized gift card breakage revenue is included in “Amusements and other revenues” in the Consolidated Statements of Comprehensive Income (Loss). The contract liability related to our gift cards is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the fiscal year ended January 31, 2021, we recognized revenue of approximately
$2,330
related to the amount in deferred gift card revenue as of the end of fiscal 2019, of which approximately
$570 was gift card breakage revenue.
Revenues are reported net of sales-related taxes collected from customers to be remitted to governmental taxing authorities. Sales tax collected is included in “Accrued liabilities” until the taxes are remitted to the appropriate taxing authorities. Historically, certain of our promotional programs include multiple performance obligations that are discounted from the standalone selling prices. We allocate the entire discount to the amusement performance obligation.
Advertising costs
— Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. Advertising costs expensed were $21,107, $44,834, and $40,767 in fiscal 2020, 2019 and 2018, respectively. Advertising costs are included in “Other store operating expenses” in the Consolidated Statements of
Comprehensive Income (Loss).
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
Tenant incentives used to fund leasehold improvements are recognized when earned and reduce our ROU asset related to the lease. Tenant incentives are amortized through the ROU asset as reductions of expense over the lease term. The balance of leasehold improvement incentive receivables is reflected as a reduction of the current portion of operating lease liabilities. We consider the concentration of credit risk for tenant improvement allowance receivables from landlords to be minimal due the payment histories and general financial condition of our landlords.
During fiscal 2020, the Company entered into 126 initial rent relief agreements with our respective landlords on operating locations and our corporate headquarters. Under these agreements, certain rent payments will be abated, deferred or modified without penalty for various periods, generally providing for full deferral for three months beginning April 2020, with partial deferrals continuing for periods of up to six months at approximately 50% of those locations. The Company has chosen not to pay rent or to pay a portion of operating lease obligations as they become due for five properties without any rent relief agreements as of the end of fiscal 2020. As the pandemic continued to impact our business into the fourth quarter, the Company renewed negotiations with the majority of these landlords in order to provide additional rent relief, generally seeking to push out or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements. In anticipation of the second phase of relief agreements, the Company chose not to pay certain scheduled deferred rent payments or not to pay all or a portion of rent due under the initial rent relief agreements, for an additional 52 locations. As of the end of fiscal 2020, the Company had executed 17 rent relief agreements related to the second phase of negotiations. The Company has elected to apply the practical expedient to account for lease concessions and deferrals resulting directly from
COVID-19
as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial increase in the Company’s obligations. During fiscal 2020, 130 of our 143 rent relief agreements qualified for this accounting election, and the remaining agreements were treated as lease modifications, primarily due to a significant extension of the lease term. As of January 31, 2021, we have bifurcated our current operating lease liabilities into the portion that remains subject to accretion and the portion that is accounted for as a deferral of payments or as short payments. The current portion of deferred occupancy costs or short pays is included in “Accrued liabilities” and the balance, or $16,243, is included in “Other liabilities” in the Consolidated Balance Sheets.
Operating leases are included within the “Operating lease right of use assets”, “Accrued liabilities” and “Operating lease liabilities” in the Consolidated Balance Sheets. Operating lease payments are classified as cash flows from operating activities with ROU asset amortization and the change in the lease liability combined within “Other liabilities” in the reconciliation of net income to cash flows provided by operating activities in the Consolidated Statements of Cash Flows.

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
Pre-opening
costs
—
Pre-opening
costs include costs associated with the opening and organizing of new stores, including the cost of feasibility studies, pre-opening
rent, training, relocation, recruiting and travel costs for team members engaged in such pre-opening
activities. All
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
Foreign currency
— Foreign currency translation adjustments represent the unrealized impact of translating the financial statements of our Canadian stores from their respective functional currency (Canadian dollars) to U.S. dollars and are reported as a component of comprehensive income and recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheets. Gains and losses from foreign currency transactions are recognized in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
Earnings per share
— Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the basic weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the diluted net income (loss) per share calculation. For fiscal 2020, 2019 and fiscal 2018, we excluded approximately 1,200,000, 150,000 and 52,000 anti-dilutive awards from the calculation. Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows

	January 31, 2021	February 2, 2020	February 3, 2019
Basic weighted average shares outstanding	43,549,887	33,450,217	39,047,106
Weighted average dilutive impact of awards (1)	—	649,161	928,016
Diluted weighted average shares outstanding	43,549,887	34,099,378	39,975,122

(1)	Amounts exclude all potential common and common equivalent shares for periods when there is a net loss.

Recently adopted accounting guidance
— In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2017-04
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
On February 4, 2019, we adopted ASU
2016-02,
Leases (Topic 842)
. The guidance requires the recognition of lease liabilities, representing future minimum lease payments on a discounted basis, and corresponding ROU assets on the balance sheet for most leases. We adopted this standard using a modified retrospective approach, and we elected the transition method that allows us to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative period information has not been restated.
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
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
, which removes certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for taxable goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and for interim periods within those years. The Company does not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Reform on Financial Reporting
, which provides temporary optional expedients and exceptions to the current guidance for contract modifications and hedging relationships through December 31, 2022, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. A contract modification resulting from reference rate reform may be accounted for as a continuation of the existing contract rather than the creation of a new contract. Additionally, changes in the critical terms of hedging relationships, caused by reference rate reform, should not result in the de-designation
of the instrument, provided certain criteria are met. Although the Company has swap agreements based on LIBOR rates, the guidance is not expected to have an impact on our consolidated financial statements due to the de-designation
of our hedging relationships in fiscal 2020.

Note 2: Inventories
Inventories consist of the following:

	January 31, 2021	February 2, 2020
Operating store—food and beverage	$4,175	$7,950
Operating store—amusement	8,640	9,585
Corporate—amusement, supplies and other	10,992	16,942

	$23,807	$34,477

Amusement inventory includes electronics, plush toys and small novelty and other items used as redemption prizes for certain midway games, as well as supplies needed for midway operations.
Note 3: Property and Equipment
Property and equipment consist of the following:

	January 31, 2021	February 2, 2020
Land	$12,302	$9,021
Buildings and building improvements	37,417	23,484
Leasehold improvements	805,229	793,698
Furniture, fixtures and equipment	430,331	412,716
Games	295,170	286,195
Construction in progress	33,382	62,347

Total cost	1,613,831	1,587,461
Accumulated depreciation	(798,804)	(686,824)

Property and equipment, net	$815,027	$900,637

Depreciation expense totaled $138,789 for fiscal 2020, $132,399 for fiscal 2019, and $118,087 for fiscal 2018.
During fiscal 2020, we recognized business interruption insurance and property insurance recoveries of $160 and $595, respectively, related to flooding at one of our stores, and a net gain on disposal of fixed assets of $500, which are included in “other store operating expenses” in the Consolidated Statements of
Comprehensive Income (Loss). During fiscal
 2018, we recognized business interruption insurance recoveries of approximately $3,075 related to three major hurricanes that made landfall during fiscal 2017 and negatively impacted certain store revenues, which are included in “Other store operating expenses” in the Consolidated Statements of
Comprehensive Income (Loss).
 We also recognized property insurance recoveries of approximately $541, related to the events, which resulted in a net gain on disposal of fixed assets of approximately $180, which is included in “Other store operating expenses” in the Consolidated Statements of
Comprehensive Income (Loss). During fiscal 2018, we completed a sale-leaseback transaction under which we sold land and buildings of one of our stores to an unrelated party for net proceeds of $11,571.

Note 4: Accrued Liabilities
Accrued liabilities consist of the following as of the fiscal years ended:

	January 31, 2021	February 2, 2020
Deferred amusement revenue	$78,852	$75,113
Current portion of operating lease liabilities, net (1)	46,471	45,611
Current portion of deferred occupancy costs	36,121	—
Compensation and benefits	13,846	23,421
Accrued interest	11,321	648
Deferred gift card revenue	10,918	11,253
Current portion of derivatives	8,350	3,518
Property taxes	8,149	7,226
Current portion of long-term insurance	5,100	6,500
Utilities	4,151	4,442
Sales and use taxes	1,385	4,000
Customer deposits	1,373	4,324
Dividend payable	—	4,891
Other (Note 10)	8,753	16,505

Total accrued liabilities	$234,790	$207,452

(1)
The balance of leasehold incentive receivables of $8,763 and $6,339 at January 31, 2021 and February 2, 2020, respectively, is reflected as a reduction of the current portion of operating lease liabilities.

Note 5: Debt
Long-term debt consists of the following:

	January 31, 2021	February 2, 2020
Credit Facility—term	$—	$266,250
Credit Facility—revolver	60,000	382,000
Senior secured notes	550,000	—

Total debt outstanding	610,000	648,250
Less current installments	—	(15,000)
Less debt issuance costs	(13,612)	(561)

Long-term debt, net	$596,388	$632,689

On August 17, 2017, we entered into a senior secured credit facility that provided a $300,000 term loan facility and a $500,000 revolving credit facility with a maturity date of August 17, 2022. The $500,000 revolving credit facility includes a $35,000 letter of credit sub-facility
and a $15,000 swing loan
sub-facility.
Principal payments on the term loan facility of $3,750 per

quarter were required through maturity, when the remaining balance became due. The credit facility is secured by the assets of D&B Inc and is unconditionally guaranteed by D&B Holdings and each of its direct and indirect domestic wholly-owned subsidiaries. Our credit facility and Notes contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, our credit facility requires us to maintain certain financial ratio covenants.
Effective April 14, 2020, we amended our existing credit facility, which provided relief from compliance with financial covenants through the third quarter of fiscal 2020. The interest rate spread increased to 2.00% plus a LIBOR floor of 1.00%.

On October 27, 2020, the Company issued $550,000 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes accrues from October 27, 2020 and is payable in arrears on November 1 and May 1 of each year, commencing on May 1, 2021. The Notes mature on
November 1, 2025
, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries, which is substantially the same as the guarantors of the Company’s existing credit facility.
Concurrent and subject to the issuance of the Notes, the Company entered into a second amendment to its existing credit facility, which included relief from testing compliance with certain financial covenants until the last day of the fiscal quarter ending on May 1, 2022. During the financial covenant suspension period the Company is required to maintain minimum liquidity (primarily availability under the credit facility) of $150,000. The second amendment extended the maturity date of the $500,000 revolving portion of the facility from August 17, 2022 to August 17, 2024, inc
reased
 the interest rate
spread to
4.00% during the financial covenant suspension period,
and instituted a
1.00% utilization fee
during that same time period. The utilization fee is due
 at maturity. After the financial covenant suspension period, the interest rate spread ranges from
1.25
% to
3.00
%. The second amendment terminated the term loan portion of the credit facility, which triggered payment of $
1,900
of lender debt costs associated with the first amendment.
The Company used the proceeds of the Notes offering, along with cash on hand, to repay the $255,000 principal balance of the term loan facility, $463,000 of borrowings under the revolving credit facility, and related accrued interest. The Company incurred debt costs of $18,300, which are being amortized over the terms of the respective Notes and revolving credit facility. The Company also recorded a loss of $904 related to the unamortized debt costs associated with the term portion of the credit facility.
For fiscal 2020 and fiscal 2019, the Company’s weighted average interest rate on outstanding borrowings was 5.40% and 3.98%, respectively. As of January 31, 2021, we had letters of credit outstanding of $9,686 and an unused commitment balance of $430,314 under the revolving credit facility.
Future debt obligations
— Below is our future debt principal payment obligations as of January 31, 2021 by fiscal year:

2024	$60,000
2025	550,000

Total future payments	$610,000

Interest expense, net
— The following tables set forth our recorded interest expense, net:

	January 31, 2021	February 2, 2020	February 3, 2019
Interest expense on debt	$29,124	$20,277	$13,408
Interest associated with swap agreements	6,453	969	—
Amortization of issuance cost	2,184	792	792
Interest income	(22)	(119)	(136)
Capitalized interest	(849)	(982)	(1,009)
Change in fair value of interest rate cap	—	—	58

Total interest expense, net	$36,890	$20,937	$13,113

Note 6: Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the
COVID-19
pandemic, the CARES Act

includes provisions, among others, allowing for the carryback of net operating losses generated in fiscal 2018, 2019 and 2020 and technical amendments regarding the expensing of qualified improvement property. We accelerated tax depreciation expense due to the technical amendments made by the CARES Act to qualified improvement property and carried back tax net operating losses from fiscal 2020 and fiscal 2019 to years with a higher federal corporate income tax rate. We expect to file fiscal 2020 carryback claims during fiscal 2021, and we expect
that these claims will generate cash refunds of approximately $55,400.
The effects of these claims were included in our provision for income taxes based on the best information available at the time we prepared or consolidated financial statements. Legislative and judicial developments relating to these provisions may evolve and the actual effect of these claims may differ, which, in turn, may result in adjustments to our effective tax rate.
Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for the deferral of the employer-paid portion of social security taxes. As of January 31, 2021, we have elected to defer employer-paid portion of social security taxes of $4,798. The current portion is included in “Accrued liabilities” and the balance is included in “Other liabilities” in the Consolidated Balance Sheets.
The following table sets forth our income tax provision:

	January 31, 2021	February 2, 2020	February 3, 2019
Current provision:
Federal	$(78,629)	$11,744	$13,456
State and local	(1,360)	8,562	10,730
Foreign	(78)	100	1,006

Total current provision	(80,067)	20,406	25,192

Deferred provision (benefit):
Federal	(5,415)	7,109	5,029
State and local	1,951	(365)	(228)
Foreign	99	(271)	673

Total deferred provision (benefit)	(3,365)	6,473	5,474

Provision for income taxes	$(83,432)	$26,879	$30,666

The following table reconciles the effective tax rate to the federal income tax rate:

	January 31, 2021		February 2, 2020	February 3, 2019
Federal income tax rate	21.0%		21.0%	21.0%
State and local income taxes, net of federal benefit	2.7%		5.4%	5.3%
Permanent differences	(0.2	) %	1.5%	1.2%
Tax credits	0.7%		(6.4)%	(5.0)%
Share-based compensation	(0.2	) %	(0.9)%	(3.4)%
Impact of net operating loss carryback	7.5%		—%	—%
Other	(2.8	) %	0.5%	1.6%

Effective tax rate	28.7%		21.1%	20.7%

Components of the deferred income tax asset (liability) consist of the following:

	January 31, 2021	February 2, 2020
Deferred revenue	$24,136	$21,961
Operating lease liability	383,378	355,566
Accrued liabilities	1,332	3,744
Workers compensation and general liability insurance	3,923	4,397
Share-based compensation	7,236	6,740
Hedging transactions	3,488	2,864
Net operating loss carryovers	10,303	2,817
Tax credit carryovers	3,054	810
Indirect benefit of unrecognized tax benefits	639	525
Other	5,549	2,399

Total deferred tax assets	443,038	401,823
Trademark/tradename	(21,583)	(21,583)
Property and equipment	(127,969)	(108,685)
Operating lease right of use asset	(287,030)	(279,812)
Other	(493)	(586)

Total deferred tax liabilitie s	(437,075)	(410,666)

Net deferred tax asset (liability) before valuation allowance	5,963	(8,843)
Valuation allowanc e	(13,747)	(2,620)
Net deferred tax liability	$(7,784)	$(11,463)

As of January 31, 2021, we had $157,779 of state net operating loss carryforwards, which will begin to expire in 202
1
, foreign operating loss carryforwards of $6,528, which will begin to expire in 2029, and foreign tax credit carryovers of $870, which will begin to expire in 2028.

We also have general business credit carryovers of $2,158, which will begin to expire in 2040.
During fiscal 2020, the increase in the valuation allowance of $11,127 primarily relates to the increase in net operating loss carryovers. During fiscal 2019, the increase of $
1,279 in the valuation allowance relates primarily to an establishment of an allowance for foreign tax credits and to an increase in the valuation allowance related to executive compensation payments made pursuant to contracts in effect after November 2, 2017 as a result of the Tax Cuts and Jobs Act.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	January 31, 2021	February 2, 2020	February 3, 2019
Balance at beginning of year	$2,080	$2,333	$1,568
Additions for tax positions of prior years	28	463	435
Reductions for tax positions of prior years	—	(44)	(30)
Additions for tax positions of current year	660	450	437
Settlements with taxing authorities	—	(390)	—
Lapse of statute of limitations	(204)	(732)	(77)

Balance at end of year	$2,564	$2,080	$2,333

The January 31, 2021 balance of unrecognized tax benefits includes $2,337, that if recognized, would affect our effective tax rate. As of January 31, 2021, and February 2, 2020, we had accrued interest and penalties of
$412
and $390, respectively. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Comprehensive Income

(
Loss)
.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of certain tax matters, including payments on those tax matters or due to lapse of the statute of limitations. These resolutions and payments could reduce our unrecognized tax benefits by up to approximately $
280.

We file consolidated income tax returns with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2014.
The Company recorded excess tax expense (benefits) of

$437,
($1,201), and ($4,998)

in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, to the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss).
Note 7: Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows:

	January 31, 2021	February 2, 2020
Operating lease cost	$132,658	$124,065
Variable lease cost	25,360	30,009
Short-term lease cost (1)	457	435

Total lease cost	$158,475	$154,509

(1)
We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Leases with an initial term of 12 months or less, that do not include a purchase option that we are reasonably certain to exercise, are not recorded on the Consolidated Balance Sheet.

Operating lease cost, variable lease cost and short-term lease cost related primarily to our facilities is included in “Other store operating expenses” for our operating stores, “Pre-opening costs” for our stores not yet operating, or “General and administrative expenses” for our corporate office and warehouse, in the Consolidated Statements of Comprehensive Income (Loss). During fiscal 2018, rent expense under operating lease agreements under the previous lease guidance, which excludes certain amounts required under the curre
nt
 guidance, consisted of base rental expense of $
109,481 and contingent rental expense of $3,526.
Supplemental disclosures of cash flow information related to leases were as follows:

	January 31, 2021	February 2, 2020
Cash paid for operating lease liabilities	$77,292	$123,748
ROU assets obtained in exchange for new operating lease liabilities (1)	$98,218	$220,648
Weighted-average remaining lease term - operating leases (in years)	14.8	15.7
Weighted-average discount rate - operating leases	5.94%	5.90%

(1)	Excludes the transition adjustment at adoption of Topic 842 in fiscal 2019.
Maturities of our operating lease liabilities were as follows as of January 31, 2021:

2022	$132,037
2023	138,413
2024	135,388
2025	134,488
2026	134,915
Thereafter	1,374,294

Total future operating lease liability	$2,049,535
Less: interest	(726,510)

Present value of operating lease liabilities	$1,323,025

Operating lease payments in the table above includes minimum lease payments for three future sites for which the leases have commenced. Operating lease payments exclude approximately $173,000 of minimum lease payments for seven executed facility leases which have not yet commenced.
Note 8: Stockholders’ Equity
Shareholder rights plan
Effective March 18, 2020, the Board of Directors of the Company adopted a
364-day
duration Shareholder Rights Plan (the “Rights Plan”) and declared a dividend of one preferred share purchase right for each outstanding share of common stock to shareholders of record on March 30, 2020 to purchase from the Company one one-ten
thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company for an exercise price of $45.00, once the rights become exercisable, subject to adjustment as provided in the related rights agreement. The Rights Plan expired on March 17, 2021.

Sale of common stock
On April 14, 2020, pursuant to an open market sale agreement, the Company sold 6,149,936 shares of its common stock at a price of $12.20 per share, for proceeds of $75,000, prior to deducting offering expenses related to the offering.
During May 2020, the Company entered into an underwriting agreement, pursuant to which it sold an additional
10,593,416 shares of its common stock
(including shares under an over-allotment option)

at a price of $
10.44
per share,
 for proceeds of $110,600, prior to deducting offering costs.
Share repurchases and cash dividends
As a result of the impacts to our business arising from the
COVID-19
pandemic, share purchases and dividend payments were indefinitely suspended, and at the end of fiscal 2020, the Company’s share repurchase program expired. During fiscal 2019 and fiscal 2018, the Company purchased 7,116,585 and 3,080,419 shares of stock for $297,317 and $149,125, respectively. Our Board of Directors authorized and declared quarterly cash dividends totaling $0.62 and $0.30 per share of common stock during fiscal 2019 and fiscal 2018, respectively. The fiscal 2019 fourth quarter dividend was paid in the first quarter of fiscal 2020.
The Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock were not considered common stock repurchases under the share repurchase plan. During the fiscal year ended 2020, 2019 and 2018, we withheld 58,715, 11,536 and 16,251 shares of common stock to satisfy $929, $595 and $673 of employees’ tax obligations, respectively. The share activity in fiscal 2020 includes the settlements of $2,517 cash obligations through the issuance of 160,540 shares of common stock.
Share-based compensation
The Company maintains an equity incentive plan under which it may grant awards denominated in the Company’s common stock or units of the Company’s common stock, as well as cash variable compensation awards. The Company’s long-term incentive compensation provides awards to executive and management personnel as well as directors. Prior to October 2014, we issued share-based awards under our 2010 Stock Incentive Plan, and all outstanding grants under this plan were fully vested as of the end of fiscal 2018. Share-based awards granted after October 2014 were issued pursuant to the terms of our 2014 Stock Incentive Plan. We may grant stock option or restricted stock units to executive and management personnel as well as directors. Time-based options granted to employees generally become exercisable ratably over a three-year period from the grant date. Performance-based restricted stock units awarded to employees fully vest after three years, subject to the achievement of specified performance conditions. Market stock units (“MSU’s”) awarded to employees vest ratably over a three-year period from the grant date, subject to the achievement of specific market conditions. Time-based restricted stock units
have various service periods not exceeding five years.

Options granted under both plans terminate on the
ten-year
anniversary of the grants. Stock option awards generally provide continued vesting, in the event of termination, for employees that reach age 60 or greater and have at least ten years of service or for employees that reach age 65
(“retired employees”). Unvested stock options, and restricted stock units are generally forfeited by employees who terminate prior to vesting and prorated for retired employees.
Each share granted subject to a stock option award or time-based restricted stock unit
 award reduces the number of shares available under our stock incentive plans by one share. Each share granted subject to a performance restricted stock unit or market stock unit award reduces the number of shares available under our stock incentive plans by a range of one share if the target performance or market condition is achieved, up to a maximum of two shares for performance or market condition achieved above target and a minimum of no shares if performance or market condition achieved is below a minimum threshold target. On June
23
,
2020
, shareholders approved a proposal to amend the
2014
Stock Incentive Plan to increase the number of shares available for awards to
6,100,000
shares. The number of unissued common shares reserved for future grants under the
2014
Stock Incentive Plan is approximately
3,300,000
as of January 31, 2021. The Company satisfies stock option exercises and vesting of restricted stock units with newly issued shares.
The grant date fair value of our stock option awards has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate, as well as an estimated fair value of our common stock. Fair value valuation analyses were prepared by an independent third-party valuation firm, utilizing the market-determined share price. Since our stock had not been publicly traded prior to our IPO, the expected volatility was based on an average of the historical volatility of certain of our competitors’ stocks over the expected term of the share-based awards with the calculation placing more weight on company-specific volatilities each year thereafter. The dividend yield assumption was based on our history. The simplified method was used to estimate the expected term of share-based awards. This method was used because the Company does not have enough historical option activity to derive an expected life. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon
issues with a remaining term equivalent to the expected term. No options were granted during fiscal 2020.

The significant assumptions used in determining the underlying fair value of the weighted-average options granted in fiscal 2019 and 2018 were as follows:

	Fiscal 2019	Fiscal 2018
Volatility	34.2%	32.7%
Risk free interest rate	2.34%	2.73%
Expected dividend yield	1.15%	0.00%
Expected term – in years	6.0	6.0
Weighted average grant-date fair value	$16.93	$15.36
Based on the terms and conditions of our MSU awards, the grant date fair value of the MSU’s was determined using a Monte-Carlo simulation model, which simulated the Company’s stock price over the performance period using a volatility assumption of 126.2%, and a risk-free interest rate of 0.16% to discount the value of the award. The dividend yield was zero as the Company has suspended dividends as a result of the
COVID-19
pandemic.
Compensation expense related to stock options with only service conditions (time-based) is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award or to the date on which retirement eligibility is achieved, if shorter. Compensation expense related to stock option plans was $1,318, $3,010, and $3,185 during the fiscal years ended January 31, 2021, February 2, 2020, and February 3, 2019, respectively.
Compensation expense for time-based restricted stock units is based on the market price of the shares underlying the awards on the grant date. Compensation expense for performance-based restricted stock units reflects the estimated probability that performance conditions at target or above will be met. Restricted stock units are expensed ratably over the service period. The effect of market conditions is considered in determining the grant date fair value of MSU awards, which is not subsequently revised based on actual performance. We recorded compensation expense related to our restricted stock unit awards of $
5,667, $3,847, and $4,237 during the fiscal years ended January 31, 2021, February 2, 2020, and February 3, 2019, respectively.
Compensation expense related to stock options and restricted stock units is included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income (Loss). Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience.
Transactions related to stock option awards during fiscal 2020 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at February 2, 2020	1,323,495	$36.97	266,900	$6.72
Granted	—	—	—	—
Exercised	—	—	(93,337)	5.27
Forfeited	(91,894)	39.56	—	—

Outstanding at January 31, 2021	1,231,601	36.77	173,563	7.51

Exercisable at January 31, 2021	1,043,759	$34.60	173,563	$7.51

The total intrinsic value of options exercised during fiscal 2020, 2019, and 2018 was $963, $3,968, and $19,524, respectively. The unrecognized expense related to our stock option plan totaled approximately $583 as of January 31, 2021 and will be expensed over a weighted average of 1.0 years. For options outstanding at January 31, 2021, the weighted average remaining contractual life was 5.1 years and the aggregate intrinsic value was $11,000. For options exercisable at January 31, 2021, the weighted average remaining contractual life was 4.7 years and the aggregate intrinsic value was $11,000.
Transactions related to restricted stock unit awards during fiscal 2020 were as follows:

	Shares	Weighted Avg Grant Date Fair Value
Outstanding at February 2, 2020	216,815	$51.58
Granted	1,064,336	12.75
Change in units based on performance	4,352	59.67
Vested	(104,752)	38.50
Forfeited	(64,410)	25.58

Outstanding at January 31, 202 1	1,116,341	$17.32

The weighted average grant-date fair values of restricted stock units granted during fiscal 2020, 2019 and 2018 were $12.75, $51.44, and $46.50, respectively. The total fair value of restricted stock units vested during fiscal 2020, 2019, and 2018 was approximately $1,518, $
5,259, and $4,812,
respectively. The unrecognized expense related to our restricted stock units was approximately $
7,009 as of January 31, 2021 and will be expensed over a weighted average of 2.0 years.
Note 9: Employee Benefit Plans
We sponsor a defined contribution plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Savings Plan”) for all employees who have completed a specified term of service. Employees may elect to contribute up to 50% of their eligible compensation on a pretax basis. Under the

401(k) Savings Plan, the Company may match 25% of employee contributions, up to a maximum of 6% of eligible employee compensation, as defined. If a specified performance target is achieved, there may be an annual discretionary contribution by the Company, based on eligible employee contributions. As a result of the impacts to our business arising from the
COVID-19
pandemic, the Company suspended matching of employee contributions during fiscal 2020. Expenses related to Company contributions to the 401(k) Savings Plan were $0, $817, and $692 for fiscal 2020, 2019, and 2018, respectively.

The Company offers a deferred compensation plan that permits a select group of management or highly compensated employees to defer a portion of their compensation. Under this plan, eligible employees may elect to defer up to
50
% of their base salary on a
pre-tax
basis each plan year. Under the deferred compensation plan, the Company may match
25
% of the employee’s contributions up to the first
6
% of salary deferred. If a specified performance target is achieved, there may be an annual discretionary contribution by the Company, based on eligible employee contributions. As a result of the impacts to our business arising from the
COVID-19
pandemic, the Company suspended matching of employee contributions during fiscal 2020.
Any contributions to a participant’s account vest in equal portions over a five-year period and become immediately vested upon termination of a participant’s employment on or after age 65 or by reason of the participant’s death or disability, and upon a change of control (as defined).
The Company recognized $
0
, $

, and $
135
of deferred compensation expense in fiscal 2020, 2019, and 2018, respectively. The deferred compensation plan assets are invested through a rabbi trust. Assets in the rabbi trust are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value using quoted prices available on identical assets and liabilities in active markets, representing Level One assets as defined by GAAP. Deferred compensation plan assets of $
10,115
and $
8,896
, at January 31, 2021 and February 2, 2020, respectively, are included in “Other assets and deferred charges” and the offsetting deferred compensation plan liabilities are included in “Other liabilities” in the accompanying Consolidated Balance Sheets.
Note 10: Commitments and Contingencies
We are subject to certain legal proceedings and claims that arise in the ordinary course of our business, including claims alleging violations of federal and state law regarding workplace and employment matters, discrimination, slip-and-fall
and other customer-related incidents and similar matters. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability, with respect to such legal proceedings and claims will not materially affect the consolidated results of our operations or our financial condition. Legal costs related to such claims are expensed as incurred.
The Company is a defendant in several lawsuits filed in courts in California alleging violations of California Business and Professions Code, industry wage orders, wage-and-hour
laws and rules and regulations pertaining primarily to the failure to pay proper regular and overtime wages, failure to pay for missed meals and rest periods, pay stub violations, failure to pay all wages due at the time of termination and other employment related claims (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or Private Attorneys General Act representative actions and seek substantial damages and penalties. The Company estimated and accrued for the most likely amount of loss during fiscal 2019 and fiscal 2020. During fiscal 2020, the Company settled a portion of the cases at the approximate amount estimated. For the remaining cases, the Company’s assessments are based on assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Management’s assessment of these California Cases, as well as other lawsuits, could change because of future determinations or the discovery of facts that are not presently known. Accordingly, the ultimate costs of resolving these cases may be substantially higher or lower than estimated. The Company continues to aggressively defend the remaining cases.

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
Note 11: Selected Quarterly Financial Information (unaudited)

	Fiscal 2020 Quarters Ended
	5/3/2020	8/2/2020	11/1/2020	1/31/2021
Total revenues	$159,806	$50,833	$109,052	$116,821
Total cost of products	28,072	8,684	17,908	20,241
Operating loss	(61,413)	(81,115)	(56,043)	(54,041)
Net loss	(43,544)	(58,602)	(48,043)	(56,785)
Net loss per share of common stock:
Basic	$(1.37)	$(1.24)	$(1.01)	$(1.19)
Diluted	$(1.37)	$(1.24)	$(1.01)	$(1.19)
Weighted average number of shares outstanding:
Basic	31,829,985	47,111,763	47,613,741	47,644,062
Diluted	31,829,985	47,111,763	47,613,741	47,644,062
Company-owned stores at end of period	137	137	137	140

	Fiscal 2019 Quarters Ended
	5/5/2019	8/4/2019	11/3/2019	2/2/2020
Total revenues	$363,582	$344,599	$299,352	$347,158
Total cost of products	61,725	59,623	52,180	59,783
Operating income	57,750	46,214	6,499	37,616
Net income	42,443	32,356	482	24,982
Net income per share of common stock:
Basic	$1.15	$0.91	$0.02	$0.82
Diluted	$1.13	$0.90	$0.02	$0.80
Weighted average number of shares outstanding:
Basic	36,827,665	35,407,965	30,980,878	30,584,360
Diluted	37,591,944	36,015,710	31,515,454	31,158,919
Company-owned stores at end of period	127	130	134	136
Refer to Note 1 of our Consolidated Financial Statements for a discussion of the material impact of the
COVID-19
pandemic on our business during fiscal 2020.