Form 10-Q
period 2021-05-02
Dave & Buster's Entertainment, Inc.
filed 2021-06-10
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 2, 2021
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
As of June 4, 2021, the registrant had

48,157,786
shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM
10-Q
FOR QUARTERLY PERIOD ENDED MAY 2, 2021

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	May 2, 2021	January 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:

Cash and cash equivalents	$20,154	$11,891
Inventories	22,812	23,807
Prepaid expenses	11,681	11,878
Income taxes receivable	55,224	70,064
Other current assets	1,572	1,231

Total current assets	111,443	118,871
Property and equipment (net of $832,079 and $798,804 accumulated depreciation as of May 2, 2021 and January 31, 2021, respectively)	792,296	815,027
Operating lease right of use assets	1,029,315	1,037,569
Deferred tax assets	7,451	5,874
Tradenames	79,000	79,000
Goodwill	272,552	272,597
Other assets and deferred charges	25,918	23,886

Total assets	$2,317,975	$2,352,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,418	$36,400
Accrued liabilities	238,511	234,790
Income taxes payable	1,291	446

Total current liabilities	279,220	271,636
Deferred income taxes	10,910	13,658
Operating lease liabilities	1,258,169	1,267,791
Other liabilities	53,932	50,119
Long-term debt, net	537,102	596,388
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 60,691,906 shares at May 2, 2021 and 60,488,833 shares at January 31, 2021; outstanding: 47,844,608 shares at May 2, 2021 and 47,646,606 shares at January 31, 2021	607	605
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	535,768	531,191
Treasury stock, 12,847,298 and 12,842,227 shares as of May 2, 2021 and January 31, 2021, respectively	(596,206)	(595,970)
Accumulated other comprehensive loss	(7,653)	(9,085)
Retained earnings	246,126	226,491

Total stockholders’ equity	178,642	153,232

Total liabilities and stockholders’ equity	$2,317,975	$2,352,824

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended May 2, 2021	Thirteen Weeks Ended May 3, 2020

Food and beverage revenues	$85,758	$63,920
Amusement and other revenues	179,582	95,886

Total revenues	265,340	159,806
Cost of food and beverage	23,157	17,344
Cost of amusement and other	16,614	10,728

Total cost of products	39,771	28,072
Operating payroll and benefits	50,279	43,737
Other store operating expenses	84,445	95,672
General and administrative expenses	17,091	14,563
Depreciation and amortization expense	35,099	35,352
Pre-opening costs	1,659	3,823

Total operating costs	228,344	221,219

Operating income (loss)	36,996	(61,413)
Interest expense, net	14,820	6,115

Income (loss) before provision (benefit) for income taxes	22,176	(67,528)
Provision (benefit) for income taxes	2,541	(23,984)

Net income (loss)	19,635	(43,544)

Unrealized foreign currency translation gain (loss)	61	(435)
Unrealized gain (loss) on derivatives, net of tax	1,371	(4,949)

Total other comprehensive income (loss)	1,432	(5,384)

Total comprehensive income (loss)	$21,067	$(48,928)

Net income (loss) per share:
Basic	$0.41	$(1.37)
Diluted	$0.40	$(1.37)
Weighted average shares used in per share calculations:
Basic	47,695,705	31,829,985
Diluted	49,331,092	31,829,985
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirteen Weeks Ended May 2, 2021
	Common Stock		Paid-In	Treasury Stock At Cost		Accumulated Other Comprehensive	Retained
	Shares	Amt.	Capital	Shares	Amt.	Loss	Earnings	Total

Balance January 31, 2021	60,488,833	$605	$531,191	12,842,227	$(595,970)	$(9,085)	$226,491	$153,232
Net income	—	—		—	—	—	19,635	19,635
Unrealized foreign currency translation gain	—	—	—	—	—	61	—	61
Unrealized gain on derivatives, net of tax	—	—	—	—	—	1,371	—	1,371
Share-based compensation	—	—	2,971	—	—	—	—	2,971
Issuance of common stock	203,073	2	1,606	—	—	—	—	1,608
Repurchase of common stock	—	—	—	5,071	(236)	—	—	(236)

Balance May 2, 2021	60,691,906	$607	$535,768	12,847,298	$(596,206)	$(7,653)	$246,126	$178,642

	Thirteen Weeks Ended May 3, 2020
	Common Stock		Paid-In	Treasury Stock At Cost		Accumulated Other Comprehensive	Retained
	Shares	Amt.	Capital	Shares	Amt.	Loss	Earnings	Total
Balance February 2, 2020	43,386,852	$434	$339,161	12,783,512	$(595,041)	$(8,369)	$433,465	$169,650
Net loss	—	—	—	—	—	—	(43,544)	(43,544)
Unrealized foreign currency translation loss	—	—	—	—	—	(435)	—	(435)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(4,949)	—	(4,949)
Share-based compensation	—	—	(389)	—	—	—	—	(389)
Issuance of common stock	6,191,499	62	72,276	—	—	—	—	72,338
Repurchase of common stock	—	—		3,112	(36)	—	—	(36)

Balance May 3, 2020	49,578,351	$496	$411,048	12,786,624	$(595,077)	$(13,753)	$389,921	$192,635

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Thirteen Weeks Ended May 2, 2021	Thirteen Weeks Ended May 3, 2020
Cash flows from operating activities:
Net income (loss)	$19,635	$(43,544)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	35,099	35,352
Non-cash interest expense	1,887	314
Impairment of long-lived assets	—	11,549
Deferred taxes	(4,840)	(892)
Loss on disposal of fixed assets	145	153
Share-based compensation	2,971	(389)
Other, net	950	(156)
Changes in assets and liabilities:
Inventories	995	(249)
Prepaid expenses	197	1,828
Income tax receivable	14,840	(20,910)
Other current assets	(341)	1,271
Other assets and deferred charges	(2,097)	(110)
Accounts payable	1,173	21,441
Accrued liabilities	8,667	11,647
Income taxes payable	845	(1,847)
Other liabilities	(2,930)	1,359

Net cash provided by operating activities	77,196	16,817

Cash flows from investing activities:
Capital expenditures	(10,359)	(55,168)
Proceeds from sales of property and equipment	54	18

Net cash used in investing activities	(10,305)	(55,150)

Cash flows from financing activities:
Proceeds from debt	19,000	138,000
Payments of debt	(79,000)	(34,750)
Net proceeds from the issuance of common stock	—	72,144
Proceeds from the exercise of stock options	1,608	44
Dividends paid	—	(4,891)
Repurchases of common stock to satisfy employee withholding tax obligations	(236)	(36)

Net cash provided by (used in) financing activities	(58,628)	170,511

Increase in cash and cash equivalents	8,263	132,178
Beginning cash and cash equivalents	11,891	24,655

Ending cash and cash equivalents	$20,154	$156,833

Supplemental disclosures of cash flow information:
Increase (decrease) in fixed asset accounts payable	$1,845	$(7,717)
Cash paid (refund received) for income taxes, net	$(8,525)	$(357)
Cash paid for interest, net	$22,525	$5,574
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1: Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements include the accounts of Dave & Buster’s Entertainment, Inc. (referred to herein as the “Company”, “we,” “us” and “our”), any predecessor companies and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), which owns 100% of the outstanding common stock of Dave & Busters, Inc. (“D&B Inc”), the operating company. All intercompany balances and transactions have been eliminated in consolidation. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. During the thirteen weeks ended May 2, 2021, we opened one new store located in Gainesville, Florida. As of May 2, 2021, we owned and operated 141 stores located in 40 states, Puerto Rico and one Canadian province.
The Company operates on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period reported has 13 weeks. Fiscal 2021 and 2020, which end on January 30, 2022 and January 31, 2021, respectively, contain 52 weeks.
The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended January 31, 2021, included in our Annual Report on Form
10-K
as filed with the SEC.
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
During the first quarter of fiscal 2021, the Company
re-opened
31 additional stores and one new store opened on February 8, 2021. One store that was open at the end of fiscal 2020 was temporarily re-closed
in an area impacted by a localized resurgence, resulting in 138 of our 141 stores open and operating in some capacity as of the end of our first quarter.
As stores were
re-opened
during fiscal 2020, typically in limited capacity, the Company reduced labor and other operating costs. During fiscal 2020, the Company also negotiated with landlords and other vendors to negotiate relief from cash payments under existing lease and trade payable obligations, extending or reducing payment terms with several vendors. Regarding negotiations with landlords, a total of 126 initial rent relief agreements related to our operating locations and corporate headquarters were executed during fiscal 2020, which generally provided for rent deferrals on all or a portion of rent for up to six months.
As the COVID-19 pandemic continued
 to impact our business into the fourth quarter, the Company renewed negotiations with the majority of these landlords in order to provide additional rent relief, generally seeking to push out or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements. As of the end of the first quarter of fiscal 2021, the Company had executed 86 of these additional rent relief agreements.
In addition to reducing or deferring expenditures, including capital expenditures and discretionary spending, during fiscal 2020, the Company obtained additional liquidity through the sale of common stock, which resulted in net proceeds of $182,207. On October 27, 2020, D&B Inc completed the private sale of $550,000 in aggregate principal amount of 7.625% senior secured notes due 2025. At the same time, the revolving credit commitments under our existing credit facility were extended through August 17, 2024, and the suspension of our financial ratio covenants was extended until the last day of the first quarter of fiscal year 2022. See Note 3, Debt, for more information on these transactions.

The measures taken by the Company as well as the
re-opening
of the majority of our stores, although many remain at limited capacity, provide sufficient liquidity to meet estimated cash flow needs and covenant compliance obligations for at least the next twelve months from the issuance of the financial statements. We cannot predict whether, when or the manner in which the conditions surrounding
COVID-19
will change including the timing of lifting remaining restrictions, customer re-engagement
with our brand, or possible
re-closures
of our currently open stores.
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the thirteen weeks ended May 2, 2021 are not necessarily indicative of results
that may be expected for any other interim period or for the fiscal year ending January 30, 2022.
Cash and cash equivalents
— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. Book overdrafts of $11,196 and $8,168 are presented in “Accounts payable” in the Consolidated Balance Sheets as of May 2, 2021 and January 31, 2021, respectively. Changes in the book overdraft position are presented within “Net cash provided by (used in) operating activities” within the Consolidated Statements of Cash Flows.
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
The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and other current liabilities approximate fair value because of their short-term nature. The fair value of the Company’s interest rate swap is determined based upon Level Two inputs which includes valuation models as reported by our counterparties and third-party valuation specialists. These valuation models are based on the present value of expected cash flows using forward rate curves. The fair value of our revolving credit facility was
$62,114 at January 31, 2021, and the fair value of our senior secured notes was
$588,775 and $576,033
at May 2, 2021 and January 31, 2021, respectively. The fair value of the Company’s debt is determined based on a discounted cash flow method, using a sector-specific yield curve based on market-derived, trade price data as of the measurement date, and is classified as a Level Two input within the fair value hierarchy.
The Company also measures certain
non-financial
assets (primarily property and equipment,
right-of-use
(“ROU”) assets, goodwill, tradenames and other assets) at fair value on a non-recurring
basis in connection with its periodic evaluations of such assets for potential impairment.
During the first quarter of fiscal 2020, the Company recorded an impairment charge for its long-lived assets, including ROU assets, of $6,746, primarily driven by the expected impact of the
COVID-19
pandemic on future cash flows of specific stores. During the first quarter of fiscal 2021, the Company did not identify  triggering events which would require a change in management’s estimate regarding the recoverability of store asset values, and no impairment related to our operating stores was recognized. The Company has determined no events and circumstances existed during the thirteen weeks ended May 2, 2021 that would indicate it is more likely than not that its goodwill or tradename are impaired. The ultimate severity and longevity of the
COVID-19
pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
During the first quarter of fiscal 2020, the
Company
recorded an impairment loss and related contract termination costs of $4,803 related to projects in development and discussions to terminate several executed lease contracts that had not yet commenced, which is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss). There were no charges related to our potential future sites during
the first quarter of
fiscal
2021.
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

The Company initially designated its interest rate swap agreements as a cash flow hedge and accounted for the underlying activity in accordance with hedge accounting. Effective April 14, 2020, the Company amended its existing credit facility agreement to obtain relief from its financial covenants, and as a result, the variable interest rate terms were modified to create an interest rate floor of 1.00%. Accordingly, and as a result of the then current forward interest rate curve, the Company discontinued the hedging relationship as of April 14, 2020
(de-designation
date). Given the continued existence of the hedged interest payments, the Company is reclassifying its accumulated other comprehensive loss of $17,609 as of the de-designation
date into “Interest expense, net” using a straight-line approach over the remaining life of the originally designated hedging relationship. The amount of pre-tax
losses in accumulated other comprehensive loss that was reclassified into interest expense was $1,887 and $314 for the thirteen weeks ended May 2, 2021 and May 3, 2020, respectively, and the Company expects to reclassify $7,547 within the next twelve months. Effective with the de-designation,
any gain or loss on the derivatives are recognized in earnings in the period in which the change occurs. For the thirteen weeks ended May 2, 2021 and May 3, 2020, a gain of $131 and a loss of $820 were recognized, respectively, which are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss)
.
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
Credit risk related to the failure of our counterparties to perform under the terms of the swap agreements is minimized by entering into transactions with carefully selected, credit-worthy parties and the fact that the swap contracts are distributed among several financial institutions to reduce the concentration of credit risk. Our swap agreements with our derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, and
r
epayment of the indebtedness has been accelerated, the Company could also be declared in default on its derivative obligations
.
The following derivative instruments were outstanding as of the end of the periods indicated:

		Fair Value
	Balance Sheet Location	May 2, 2021	January 31, 2021

Interest rate swaps	Accrued liabilities	$(8,184)	$(8,350)
Interest rate swaps	Other liabilities	(2,366)	(4,416)

Total derivatives		$(10,550)	$(12,766)

The following table summarizes the activity in accumulated other comprehensive loss related to our derivative instruments:

	Thirteen weeks ended May 2, 2021	Thirteen weeks ended May 3, 2020
Amount of loss recorded in accumulated other comprehensive income	$—	$7,602
Amount of loss reclassified into income (1)	$(1,887)	$(793)
Income tax expense (benefit) in accumulated other comprehensive income	$516	$(1,860)

(1)	Amounts reclassified into income are included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income (Loss).
Revenue recognition
— Amusement revenues are primarily recognized upon utilization of game play credits on power cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes in our WIN! area. We have deferred a portion of amusement revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. During the thirteen weeks ended May 2, 2021, we recognized revenue of approximately $11,900 related to the amount in deferred amusement revenue as of the end of fiscal 2020.

In jurisdictions where we do not have a legal obligation to remit unredeemed gift card balances to a legal authority, we recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirteen weeks ended May 2, 2021, we recognized revenue of approximately $900 related to the amount in deferred gift card revenue as
of the end of fiscal 2020, of which approximately $120 was breakage revenue.
Stockholders’ equity
— In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the thirteen weeks ended May 2, 2021 and May 3, 2020, we withheld 5,071 and 3,112 shares of common stock to satisfy $236 and $36 of employees’ tax obligations, respectively. The share activity in the thirteen weeks ended May 3, 2020 includes the settlements of $150 cash obligations through the issuance of 12,975 shares of common stock.
On April 14, 2020, pursuant to an open market sale agreement, the Company sold 6,149,936 shares of its common stock at a price of $12.20 per share, for proceeds of $75,000, prior to deducting offering expenses related to the offering. During May 2020, the Company entered into an underwriting agreement, pursuant to which it sold an additional 10,593,416 shares of its common stock (including shares under an over-allotment option) at a price of $10.44 per share, for proceeds of $110,600, prior to deducting offering costs.
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
Earnings per share
— Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the basic weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the diluted net income (loss) per share calculation. For the first quarter of fiscal 2021 and the first quarter of fiscal 2020, the Company excluded anti-dilutive awards from the calculation of approximately 111,485 and 947,365, respectively. Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows

	Thirteen weeks ended May 2, 2021	Thirteen weeks ended May 3, 2020

Basic weighted average shares outstanding	47,695,705	31,829,985
Weighted average dilutive impact of awards (1)	1,635,387	—
Diluted weighted average shares outstanding	49,331,092	31,829,985

(1)	Amounts exclude all potential common and common equivalent shares for periods when there is a net loss.
Recently adopted accounting guidance

— In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)

2019-12,

Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
, which removes certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for taxable goodwill. The Company adopted this standard as of the beginning of fiscal year 2021, and the adoption did not have a material impact on our consolidated financial statements.

Recent accounting pronouncements
— In March 2020, the FASB issued ASU
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

Note 2: Accrued Liabilities
Accrued liabilities consist of the following as of the end of each period:

	May 2, 2021	January 31, 2021
Deferred amusement revenue	$87,638	$78,852
Current portion of operating lease liabilities, net (1)	52,212	46,471
Current portion of deferred occupancy costs	23,587	36,121
Compensation and benefits	19,208	13,846
Deferred gift card revenue	10,513	10,918
Property taxes	8,222	8,149
Current portion of derivatives	8,184	8,350
Current portion of long-term insurance	5,000	5,100
Utilities	4,559	4,151
Sales and use taxes	3,829	1,385
Customer deposits	2,577	1,373
Accrued interest	490	11,321
Other	12,492	8,753

Total accrued liabilities	$238,511	$234,790

(1)
The balance of leasehold incentive receivables of $2,611 and $8,763 at May 2, 2021 and January 31, 2021, respectively, is reflected as a reduction of the current portion of operating lease liabilities.

Note 3: Debt
Long-term debt consists of the following:

	May 2, 2021	January 31, 2021
Senior secured notes	$550,000	$550,000
Credit facility - revolver	—	60,000

Total debt outstanding	550,000	610,000
Less debt issuance costs	(12,898)	(13,612)

Long-term debt, net	$537,102	$596,388
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
Concurrent and subject to the issuance of the Notes, the Company entered into a second amendment to its existing credit facility, which included relief from testing compliance with certain financial covenants until the last day of the fiscal quarter ending on May 1, 2022. During the financial covenant suspension period the Company is required to maintain minimum liquidity (primarily availability under the credit facility) of $150,000. The second amendment extended the maturity date of the $500,000 revolving portion of the facility from August 17, 2022 to August 17, 2024, increased the interest rate spread to 4.00% during the financial covenant suspension period, and instituted a 1.00% utilization fee during that same time period. The utilization fee is due at maturity. After the financial covenant suspension period, the interest rate spread ranges from 1.25% to 3.00%. The second amendment terminated the term loan portion of the credit facility, which triggered payment of $1,900 of lender debt costs associated with the first amendment. The first amendment, effective April 14, 2020, provided initial relief from compliance with financial covenants after the
COVID-19
pandemic and increased the interest rate spread on variable rate debt to 2.00% plus a LIBOR floor of 1.00%.
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
For the first quarter of fiscal 2021 and fiscal 2020, the Company’s weighted average interest rate on outstanding borrowings was 10.15% and 3.59%, respectively. As of May 2, 2021, we had letters of credit outstanding of $10,486 and an unused commitment balance of $489,514 under the revolving credit facility.
Interest expense, net
— The following table sets forth our recorded interest expense, net:

	Thirteen Weeks Ended
	May 2, 2021	May 3, 2020
Interest expense on debt	$12,101	5,299
Interest associated with swap agreements	1,887	793
Amortization of issuance cost	1,102	242
Interest income	—	(22)
Capitalized interest	(270)	(197)

Total interest expense, net	$14,820	$6,115

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
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows for the fiscal year ended:

	Thirteen Weeks Ended
	May 2, 2021	May 3, 2020
Operating lease cost	$33,294	33,563
Variable lease cost	7,389	7,366
Short-term lease cost	123	87

Total	$40,806	$41,016

During fiscal 2020, the Company entered into 126 initial rent relief agreements with our respective landlords on operating locations and our corporate headquarters. Under these agreements, certain rent payments will be abated, deferred or modified without penalty for various periods, generally providing for full deferral for three months beginning April 2020, with partial deferrals continuing for periods of up to six months at approximately 50% of those locations. As the
COVID-19
pandemic continued to impact our business into the fourth quarter of fiscal 2020, the Company renewed negotiations with the majority of these landlords in order to provide additional rent relief, generally seeking to push out or extend the terms of deferral pay back periods and/or provide rent relief beyond
the periods in the initial agreements. As of the end of the first quarter of fiscal 2021, the Company had executed 86 rent relief agreements related to the second phase of negotiation. The Company has chosen to delay scheduled deferred rent payments for eleven locations and to short pay rent for four locations while continuing
to seek additional rent relief. The Company has elected to apply the practical expedient to account for lease concessions and deferrals resulting directly from
COVID-19
as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial increase in the Company’s obligations. To date, 195 of our 212 rent relief agreements qualified for this accounting election, and the remaining agreements were treated as lease modifications, primarily due to a significant extension of the lease term. The Company has bifurcated our current operating lease liabilities into the portion that remains subject to accretion and the portion that is accounted for as a deferral of payments or as short payments. The current portion of deferred occupancy costs or short pays is included in “Accrued liabilities” and the balance, or

$
21,636
and $
16,243
at May
2
,
2021
and January
31
,
2021
, respectively, is included in “Other liabilities” in the Consolidated Balance Sheets.
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
The Company is a defendant in several lawsuits filed in courts in California alleging violations of California Business and Professions Code, industry wage orders, wage-and-hour
laws and rules and regulations pertaining primarily to the failure to pay proper regular and overtime wages, failure to pay for missed meals and rest periods, pay stub violations, failure to pay all wages due at the time of termination and other employment related claims (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or Private Attorneys General Act representative actions and seek substantial damages and penalties. During fiscal 2020, the Company settled a portion of the cases at the approximate amount estimated and accrued. For the remaining cases, the Company’s assessments are based on assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Management’s assessment of these California Cases, as well as other lawsuits, could change because of future determinations or the discovery of facts that are not presently known. Accordingly, the ultimate costs of resolving these cases may be substantially higher or lower than estimated.
 The Company continues to aggressively defend the remaining cases.
Note 6: Share-Based Compensation
Compensation expense related to stock options and restricted stock units is included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income (Loss) and is as follows:

	Thirteen Weeks Ended
	May 2, 2021	May 3, 2020
Stock options	$274	540
Restricted stock units	2,697	(929)

Share-based compensation expense	$2,971	$(389)

Transactions related to stock option awards during the thirteen weeks ended May 2, 2021 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding at January 31, 2021	1,231,601	$36.77	173,563	$7.51
Granted	—	—	—	—
Exercised	(75,463)	16.75	(55,122)	6.24
Forfeited	(9,056)	43.86	—	—

Outstanding at May 2, 2021	1,147,082	$38.04	118,441	$8.09

Exercisable at May 2, 2021	1,077,161	$37.11	118,441	$8.09

The total intrinsic value of options exercised during the thirteen weeks ended May 2, 2021 was $4,270. The unrecognized expense related to our stock option plan totaled approximately $306 as of May 2, 2021 and will be expensed over a weighted average period of 0.9 years.

Transactions related to restricted stock units during the thirteen weeks ended May 2, 2021, were as follows:

	Shares	Wtd. Avg. Fair Value
Outstanding at January 31, 2021	1,116,341	$17.32
Granted	226,153	50.60
Vested	(72,488)	15.69
Forfeited	(43,074)	40.24

Outstanding at May 2, 2021	1,226,932	$22.75

Fair value of our time-based and performance-based restricted stock units is based on our closing stock price on the date of grant. The grand date fair value of market stock units was determined using a Monte-Carlo simulation model. The unrecognized expense related to restricted stock units was $15,725 as of May 2, 2021 and will be expensed over a weighted average period of 2.3 years.
During the thirteen weeks ended May 2, 2021 and May 3, 2020, excess tax expense (benefit) of $(1,135) and $140, respectively, were recognized in the “Provision (benefit) for income taxes” in the Consolidated Statement of Comprehensive Income (Loss) and classified as a source in operating activities in the Consolidated Statement of Cash Flows.
Note 7: Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the
COVID-19
pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in fiscal 2018, 2019 and 2020 and technical amendments regarding the expensing of qualified improvement property. We accelerated tax depreciation expense due to the technical amendments made by the CARES Act to qualified improvement property and carried back tax net operating losses from fiscal 2020 and fiscal 2019 to years with a higher federal corporate income tax rate. We expect to file fiscal 2020 carryback claims during fiscal 2021, and we expect that these claims will generate cash refunds of approximately $57,400. The effects of these claims were included in our provision for income taxes based on the best information available at the time we prepared or consolidated financial statements. Legislative and judicial developments relating to these provisions may evolve and the actual effect of these claims may differ, which, in turn, may result in adjustments to our effective tax rate.
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annualized effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period. Due to the uncertainty created by the events surrounding the COVID-19 pandemic, the actual effective tax rate for the year to date period was used to calculate the income tax provision (benefit) for the first quarter of fiscal 2021 and the first quarter of fiscal 2020.
The effective tax rate for the thirteen weeks ended May 2, 2021, was 11.5%, compared to a benefit of
35.5
% for the thirteen weeks ended May 3, 2020. The current quarter tax provision includes higher excess tax benefits associated with share-based compensation while the prior year was a tax benefit primarily due to the impact of the pre-tax loss before income tax and the impact of the tax provisions within the CARES Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying unaudited consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form
10-K
as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021. Unless otherwise specified, the meanings of all defined terms in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are consistent with the meanings of such terms as defined in the Notes to Unaudited Consolidated Financial Statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report as a result of various factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form
10-K
filed with the SEC on March 31, 2021. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form
10-Q,
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
The Company continues to be subject to risks and uncertainties as a result of the
COVID-19
pandemic. These include state and local restrictions on our stores, some of which have limited capacity in the dining rooms and arcade areas while others have allowed
To-Go
or curbside service only. At the end of our first quarter of fiscal 2021, our two Canadian stores continued to remain closed to in-person
customers as a result of provincial
COVID-19
restrictions. Additionally, one store in the United States was required to temporarily reclose as the result of a local increase in
COVID-19
cases.
The
re-opening
process has been a gradual one with the safety of our team members and customers as our top priority. All of our re-opened
stores are operating with some combination of streamlined menus, reduced games, new seating and game configurations, reduced operating hours, and reduced staff levels. As dining room and midway restrictions continue to ease and sales begin to improve, some labor inefficiencies and increased cleaning and supply costs are anticipated as stores adjust to improved sales volumes and enhanced health and safety protocols. On an ongoing basis, we will also continue to pursue long-term operating efficiencies and other cost savings initiatives.
We expect our operating results to continue to be severely impacted until such time that state and local restrictions are completely lifted, and our dining rooms and midways can re-open
at full capacity. We cannot predict how long the
COVID-19
pandemic will last or when the state and local restrictions will be lifted or potentially re-imposed.
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
Our stores, which average 40,000 square feet, range in size between 16,000 and 70,000 square feet. Prior to the
COVID-19
pandemic, our stores were generally open seven days a week, with normal hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance. These measures include:
Comparable store sales.
Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the fiscal year and excluding stores permanently closed during the period. Due to the limitations of store operations during the
COVID-19
pandemic, the comparable store base for fiscal 2021 is defined as stores open for a full 18 months before the beginning of fiscal 2020 and excludes two stores that the Company elected not to reopen after they were closed in March 2020 as a result of local operating limitations. As of May 2, 2021, our comparable store base consisted of 114 stores, of which three stores were closed (two stores in Canada and one temporary closure in the United States).
New store openings.
Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between May 3, 2020 and May 2, 2021, we opened six new stores (five in fiscal 2020 and one in fiscal 2021).
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
Presentation of Operating Results
We operate on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. All references to the first quarter of 2021 relate to the
13-week
period ended May 2, 2021. All references to the first quarter of 2020 relate to the
13-week
period ended May 3, 2020. Fiscal 2021 and fiscal 2020 consist of 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
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

Thirteen Weeks Ended May 2, 2021 Compared to Thirteen Weeks Ended May 3, 2020
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income (loss).

	Thirteen Weeks Ended May 2, 2021		Thirteen Weeks Ended May 3, 2020
Food and beverage revenues	$85,758	32.3%	$63,920	40.0%
Amusement and other revenues	179,582	67.7	95,886	60.0

Total revenues	265,340	100.0	159,806	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	23,157	27.0	17,344	27.1
Cost of amusement and other (as a percentage of amusement and other revenues)	16,614	9.3	10,728	11.2

Total cost of products	39,771	15.0	28,072	17.6
Operating payroll and benefits	50,279	18.9	43,737	27.4
Other store operating expenses	84,445	31.9	95,672	59.8
General and administrative expenses	17,091	6.4	14,563	9.1
Depreciation and amortization expense	35,099	13.2	35,352	22.1
Pre-opening costs	1,659	0.6	3,823	2.4

Total operating costs	228,344	86.0	221,219	138.4

Operating income (loss)	36,996	14.0	(61,413)	(38.4)
Interest expense, net	14,820	5.6	6,115	3.9

Income (loss) before provision (benefit) for income taxes	22,176	8.4	(67,528)	(42.3)
Provision (benefit) for income taxes	2,541	1.0	(23,984)	(15.1)

Net income (loss)	$19,635	7.4%	$(43,544)	(27.2)%

Change in comparable store sales (1)		56.5%		(58.6)%
Company-owned stores at end of period (1)		141		137
Comparable stores at end of period (1)		114		116

(1)
Our total and comparable store counts as of the end of the first quarter of fiscal 2021 exclude a store in Chicago, Illinois and a store in Houston, Texas that have reached or are near the end of their respective lease terms which the Company has decided not to re-open.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income (loss) to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended May 2, 2021		Thirteen Weeks Ended May 3, 2020
Net income (loss)	$19,635	7.4%	$(43,544)	-27.2%
Interest expense, net	14,820		6,115
Provision (benefit) for income taxes	2,541		(23,984)
Depreciation and amortization expense	35,099		35,352

EBITDA	72,095	27.2%	(26,061)	-16.3%
Loss on asset disposal	145		153
Impairment of long-lived assets and lease termination costs	—		11,549
Share-based compensation	2,971		(389)
Pre-opening costs	1,659		3,823
Other costs (1)	(165)		147

Adjusted EBITDA	$76,705	28.9%	$(10,778)	-6.7%

(1)	Primarily represents costs related to currency transaction (gains) or losses.
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income (loss) to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended May 2, 2021		Thirteen Weeks Ended May 3, 2020
Operating income (loss)	$36,996	14.0%	$(61,413)	-38.4%
General and administrative expenses	17,091		14,563
Depreciation and amortization expense	35,099		35,352
Pre-opening costs	1,659		3,823

Store Operating Income Before Depreciation and Amortization	$90,845	34.2%	$(7,675)	-4.8%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Thirteen Weeks Ended May 2, 2021	Thirteen Weeks Ended May 3, 2020
New store and operating initiatives	$7,145	$37,046
Games	3,171	7,908
Maintenance capital	1,888	2,497

Total capital additions	$12,204	$47,451

Payments from landlords	$—	$—

Results of Operations
Revenues
In response to the
COVID-19
outbreak, which was declared a global pandemic on March 11, 2020 and a National Public Health Emergency in the United States on March 13, 2020, the Company temporarily closed of all of our stores by March 20, 2020. On April 30, 2020, our first store re-opened
to the public, as state and local guidelines began to allow dining rooms and arcades to open with capacity and other restrictions, with two additional stores offering limited food and beverage for off-premises
dining by the end of our first quarter of fiscal 2020. By the end of fiscal 2020, 107 of our 140 stores were open and operating with a combination of limited menus, reduced dining room seating, reduced games in the midway, reduced operating hours and other restrictions referred to as “limited operations”. Of these 107 open stores, 84 were comparable stores. As of May 2, 2021, 138 of our 141 stores (including our one new store that opened on February 8, 2021), were operating in some capacity. Of these 138 open stores, 111 were comparable stores.
Selected revenue and store data for the periods indicated are as follows:

	13 weeks ended May 2, 2021	13 weeks ended May 3, 2020	Change
Total revenues	$265,340	$159,806	$105,534
Total store operating weeks	1,633	833	800
Comparable store revenues	$216,945	$138,636	$78,309
Comparable store operating weeks	1,303	697	606
Noncomparable store revenues	$56,959	24,234	$32,725
Noncomparable store operating weeks	330	136	194
Other revenues	$(8,564)	$(3,064)	$(5,500)
Total revenues increased $105,534, or 66.0%, to $265,340 in the first quarter of fiscal 2021 compared to total revenues of $159,806 in the first quarter of fiscal 2020. The increase in revenue is attributable primarily to more store operating weeks in the first quarter of fiscal 2021 compared to the prior year as a result of temporary store closures in the first quarter of fiscal 2020, as a result of the
COVID-19
pandemic. For the thirteen weeks ended May 2, 2021, we derived 22.2% of our total revenue from food sales, 10.1% from beverage sales, 67.5% from amusement sales and 0.2% from other sources. For the thirteen weeks ended May 3, 2020, we derived 26.3% of our total revenue from food sales, 13.7% from beverage sales, 59.3% from amusement sales and 0.7% from other sources. The shift in mix from food and beverage sales to amusement sales of 820 basis points is due, in part, to significantly reduced special events, less discounting of amusements, reduced food and beverage menu offerings and greater capacity restrictions in our dining area due to the impacts of the
COVID-19
pandemic.
Comparable store revenue increased $78,309 or 56.5%, in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020, due primarily to an 86.9% increase in comparable store operating weeks. During the first quarter of fiscal 2021, the number of comparable stores operating in some capacity increased by 32.1%, from 84 stores at the beginning of the current quarter to 111 stores at the end of the current quarter. Comparable store sales and comparable store weeks in the first quarter of fiscal 2021 were approximately 64.8% and 87.9%, respectively, of the levels achieved pre-pandemic
during the thirteen week period ended May 5, 2019. Our individual comparable stores generally experienced gradual increases in weekly sales performance as operating weeks increased. Individual store performance after re-opening
was impacted by changes in local operating restrictions and consumer reactions to changes in local
COVID-19
infection rates.
Food sales at comparable stores increased by $11,104, or 31.0%, to $46,956 in the first quarter of fiscal 2021 from $35,852 in the first quarter of fiscal 2020. Beverage sales at comparable stores increased by $2,832, or 15.0%, to $21,732 in the first quarter of fiscal 2021 from $18,900 in the 2020 comparison period. Comparable store amusement and other revenues in the first quarter of fiscal 2021 increased by $64,373, or 76.7%, to $148,257 from $83,884 in the comparable thirteen weeks of fiscal 2020.
Non-comparable
store revenue increased $32,725 in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020, for the same reasons noted above, including 194 more store operating weeks.

Cost of products
The total cost of products was $39,771 for the first quarter of fiscal 2021 and $28,072 for the first quarter of fiscal 2020. The total cost of products as a percentage of total revenues decreased 260 basis points to 15.0% for the first quarter of fiscal 2021 compared to 17.6% for the first quarter of fiscal 2020.
Cost of food and beverage products increased to $23,157 compared to $17,344 for the first quarter of fiscal 2020. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased 10 basis points to 27.0% for the first quarter of fiscal 2021 from 27.1% for the first quarter of fiscal 2020. Cost of food and beverage products during the first quarter of 2021 was favorably impacted by lower closure-related spoilage costs in the current year partially offset by an increase in the cost of poultry.
Cost of amusement and other increased to $16,614 in the first quarter of fiscal 2021 compared to $10,728 in the first quarter of fiscal 2020. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 190 basis points to 9.3% for the first quarter of fiscal 2021 from 11.2% in the first quarter of fiscal 2020. This decrease was driven primarily by lower ticket redemption activity in the first quarter of fiscal 2021.
Operating payroll and benefits
Total operating payroll and benefits increased by $6,542, or 15.0%, to $50,279 in the first quarter of fiscal 2021 compared to $43,737 in the first quarter of fiscal 2020. Nearly all of our store workforce, with the exception of a small team of essential personnel, were furloughed in mid-March
2020. Hourly team members returned only as stores
re-opened
and at reduced staffing levels. The total cost of operating payroll and benefits as a percentage of total revenues was 18.9% in the first quarter of fiscal 2021 compared to 27.4% in the first quarter of fiscal 2020. This decrease is primarily due to favorable leveraging on management labor in the first quarter of fiscal 2021 compared to the same period of fiscal 2020, and in part due to a leaner operating model while stores continued with limited operations and the geographic mix of our stores.
Other store operating expenses
Other store operating expenses decreased by $11,227, or 11.7%, to $84,445 in the first quarter of fiscal 2021 compared to $95,672 in the first quarter of fiscal 2020. The decrease is primarily due to a $11,549 charge for impairment of long-lived assets and lease termination costs incurred during the first quarter of fiscal 2020. Slightly reduced spend on marketing was offset by increased spend of maintenance and other services as our stores continued to re-open
in some capacity throughout the current quarter. Other store operating expense as a percentage of total revenues decreased to 31.9% in the first quarter of fiscal 2021 compared to 59.8% in the first quarter of fiscal 2020. This decrease was due primarily to favorable sales leveraging on occupancy costs and utilities, lower marketing spend and the $11,549 impairment charge in the first quarter of fiscal 2020.
General and administrative expenses
General and administrative expenses increased by $2,528, or 17.4%, to $17,091 in the first quarter of fiscal 2021 compared to $14,563 in the first quarter of fiscal 2020. The increase in general and administrative expenses was primarily driven by higher share-based compensation cost and incentive compensation. These increases were partially offset by slightly lower labor costs due to the reduction of a number of positions at our corporate office and lower professional services.
Depreciation and amortization expense
Depreciation and amortization expense decreased by $253 or 0.7%, to $35,099 in the first quarter of fiscal 2021 compared to $35,352 in the first quarter of fiscal 2020. Increased depreciation due to our 2021 and 2020 capital expenditures for new stores, operating initiatives, games and maintenance capital, was offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $2,164 to $1,659 in the first quarter of fiscal 2021 compared to $3,823 in the first quarter of fiscal 2020 due to a decrease in the number of planned new store openings, after construction was reduced as a result of impacts of the
COVID-19
pandemic which began during the first quarter of fiscal 2020.

Interest expense, net
Interest expense, net increased by $8,705 to $14,820 in the first quarter of fiscal 2021 compared to $6,115 in the first quarter of fiscal 2020 due primarily to an increase in the weighted average effective interest rate, offset slightly by a decrease in average outstanding debt.
Provision (benefit) for income taxes
The effective tax rate for the thirteen weeks ended May 2, 2021, was 11.5%, compared to a benefit of 35.5% for the thirteen weeks ended May 3, 2020. The current quarter tax provision includes higher excess tax benefits associated with share-based compensation while the prior year was a tax benefit primarily due to the impact of the pre-tax
loss before income tax and the impact of the tax provisions within the CARES Act.
Liquidity and Capital Resources
In response to the business disruption caused by the
COVID-19
pandemic which began in the first quarter of fiscal 2020, the Company took the following actions to enable it to meet its obligations over the next twelve months:

•
reduced expenses broadly and canceled or delayed all
non-essential
planned capital spending and halted or delayed planned store openings, except stores that commenced construction prior to the
COVID-19
pandemic;

•	indefinitely suspended cash dividends and allowed our share repurchase program to expire;

•	sold shares of our common stock, generating gross proceeds of $185,600;

•
negotiated two amendments with our lenders, resulting in an extension of the maturity date of our revolving credit facility to August 17, 2024 and relief from testing compliance with certain financial covenants until the last day of the fiscal quarter ending on May 1, 2022;

•	issued $550,000 of senior secured notes, maturing November 1, 2025; and

•
negotiated with our landlords, vendors, and other business partners to temporarily reduce our lease and contract payments and obtain other concessions. During fiscal 2020, a total of 126 initial rent relief agreements related to our operating locations and corporate headquarters were initially executed, which generally provide for full deferral for three months beginning April 2020, with partial deferral continuing for periods of up to six months, at approximately 50% of those locations. As the
COVID-19
pandemic continued to impact our business into the fourth quarter, the Company renewed negotiations with the majority of these landlords in order to provide additional rent relief, generally seeking to push out or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements. As of the end of the first quarter of fiscal 2021, the Company had executed 86 of these additional rent relief agreements.

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
We expect to spend between $65,000 and $70,000 net of payments from landlord in capital additions during fiscal 2021.
Debt and Derivatives
Effective April 14, 2020, we amended our existing credit facility, which provided relief from compliance with financial covenants through the third quarter of fiscal 2020. The interest rate spread increased to 2.00% plus a LIBOR floor of 1.00%.
On October 27, 2020, the Company issued $550,000 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes accrues from October 27, 2020 and is payable in arrears on November 1 and May 1 of each year, commencing on May 1, 2021. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by Dave & Buster’s, Inc. and are unconditionally guaranteed by Dave & Buster’s Holdings, Inc. and certain of Dave & Buster’s, Inc. existing and future wholly owned material domestic subsidiaries, which is substantially the same as the guarantors of the Company’s existing credit facility.

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
For fiscal 2021 and fiscal 2020, the Company’s weighted average interest rate on outstanding borrowings was 10.15% and 3.59%, respectively. The rate has increased as a result of the issuance of the Notes and the second amendment to the credit facility. As of May 2, 2021, we had letters of credit outstanding of $10,486 and an unused commitment balance of $489,514 under the revolving credit facility.
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
pandemic, dividend payments have been indefinitely suspended, and the previously established share repurchase program was allowed to expire at the end of fiscal 2020.
Cash Flow Summary
At May 2, 2021, we had cash and cash equivalents of $20,154.
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
Cash flow from operating activities increased $60,379 in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 driven primarily by the impact of approximately 800 more store weeks.
Investing Activities
— Cash flow from investing activities primarily reflects capital expenditures.
During the first quarter of fiscal 2021, the Company spent approximately $7,600 for new store construction and operating improvement initiatives, $2,100 for game refreshment and $700 for maintenance capital.
During the first quarter of fiscal 2020, the Company spent approximately $41,400 for new store construction and operating improvement initiatives, $7,800 for game refreshment and $6,000 for maintenance capital.
Financing Activities
— During the first quarter of fiscal 2021, the Company had net repayments of $60,000 of its revolving credit facility. During the first quarter of fiscal year 2020, the Company drew down substantially all the available credit under our revolving credit facility, or approximately $100,000 and received net proceeds of approximately $72,000 from the issuance of shares of our common stock.

Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business to our contractual obligations since January 31, 2021, as reported on
Form10-K
filed with the SEC on March 31, 2021.
Accounting policies and estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis, and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates is included in our annual consolidated financial statements and the related notes in our Annual Report on Form
10-K
filed with the SEC on March 31, 2021.
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
LIBOR, with a LIBOR floor of 1.00%. Our interest rate swap agreements, with a combined notional amount of $350,000, convert one-month
LIBOR to a fixed interest rate of approximately 2.47% through August 17, 2022. As of May 2, 2021, one-month
LIBOR is below 1.00%.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our stores is subject to inflationary increases in the costs of labor and material.
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
and
15d-15(f))
that occurred during our first quarter ended May 2, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors
There have been no material changes in the risk factors previously disclosed in our Annual Report as filed on Form
10-K
on March 31, 2021.

Item 2.	Unregistered Sales of Equity Securities
There were no repurchases of our common stock under our share repurchase plan during the thirteen weeks ended May 2, 2021.

Item 6.	Exhibits

Exhibit Number	Description

4.3*	Amended and Restated Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

31.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Inline Taxonomy Extension Schema Document

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herein

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: June 10, 2021	By:	/s/ Brian A. Jenkins
Brian A. Jenkins
Chief Executive Officer

Date: June 10, 2021	By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Financial Officer