Form 10-Q
period 2021-08-01
Dave & Buster's Entertainment, Inc.
filed 2021-09-09
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 1, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of September 3, 2021, the registrant had 48,256,375 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM
10-Q
FOR QUARTERLY PERIOD ENDED AUGUST 1, 2021

PART I – FINANCIAL INFORMATION

Item 1 .	Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 1,	January 31,
	2021	2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$107,801	$11,891
Inventories	23,811	23,807
Prepaid expenses	10,673	11,878
Income taxes receivable	51,639	70,064
Other current assets	2,031	1,231

Total current assets	195,955	118,871
Property and equipment (net of $862,568 and $798,804 accumulated depreciation as of August 1, 2021 and January 31, 2021, respectively)	785,227	815,027
Operating lease right of use assets	1,018,558	1,037,569
Deferred tax assets	7,313	5,874
Tradenames	79,000	79,000
Goodwill	272,570	272,597
Other assets and deferred charges	25,882	23,886

Total assets	$2,384,505	$2,352,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,227	$36,400
Accrued liabilities	272,062	234,790
Income taxes payable	2,644	446

Total current liabilities	308,933	271,636
Deferred income taxes	11,405	13,658
Operating lease liabilities	1,248,038	1,267,791
Other liabilities	48,438	50,119
Long-term debt, net	537,816	596,388
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 61,276,473 shares at August 1, 2021 and 60,488,833 shares at January 31, 2021; outstanding: 48,256,375 shares at August 1, 2021 and 47,646,606 shares at January 31, 2021	613	605
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	540,348	531,191
Treasury stock, 13,020,098 and 12,842,227 shares as of August 1, 2021 and January 31, 2021, respectively	(603,686)	(595,970)
Accumulated other comprehensive loss	(6,296)	(9,085)
Retained earnings	298,896	226,491

Total stockholders’ equity	229,875	153,232

Total liabilities and stockholders’ equity	$2,384,505	$2,352,824

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	August 1, 2021	August 2, 2020
Food and beverage revenues	$123,006	$17,002
Amusement and other revenues	254,632	33,831

Total revenues	377,638	50,833
Cost of food and beverage	33,127	4,659
Cost of amusement and other	24,584	4,025

Total cost of products	57,711	8,684
Operating payroll and benefits	80,623	13,756
Other store operating expenses	105,116	62,682
General and administrative expenses	18,470	9,278
Depreciation and amortization expense	34,875	35,160
Pre-opening costs	1,676	2,388

Total operating costs	298,471	131,948

Operating income (loss)	79,167	(81,115)
Interest expense, net	13,728	8,163

Income (loss) before provision (benefit) for income taxes	65,439	(89,278)
Provision (benefit) for income taxes	12,669	(30,676)

Net income (loss)	52,770	(58,602)

Unrealized foreign currency translation gain (loss)	(15)	304
Unrealized gain on derivatives, net of tax	1,372	1,372

Total other comprehensive income	1,357	1,676

Total comprehensive income (loss)	$54,127	$(56,926)

Net income (loss) per share:
Basic	$1.10	$(1.24)
Diluted	$1.07	$(1.24)
Weighted average shares used in per share calculations:
Basic	48,178,611	47,111,763
Diluted	49,229,817	47,111,763
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share amounts)

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	August 1, 2021	August 2, 2020
Food and beverage revenues	$208,764	$80,922
Amusement and other revenues	434,214	129,717

Total revenues	642,978	210,639
Cost of food and beverage	56,284	22,003
Cost of amusement and other	41,198	14,753

Total cost of products	97,482	36,756
Operating payroll and benefits	130,902	57,493
Other store operating expenses	189,561	158,354
General and administrative expenses	35,561	23,841
Depreciation and amortization expense	69,974	70,512
Pre-opening costs	3,335	6,211

Total operating costs	526,815	353,167

Operating income (loss)	116,163	(142,528)
Interest expense, net	28,548	14,278

Income (loss) before provision (benefit) for income taxes	87,615	(156,806)
Provision (benefit) for income taxes	15,210	(54,660)

Net income (loss)	72,405	(102,146)

Unrealized foreign currency translation gain (loss)	46	(131)
Unrealized gain (loss) on derivatives, net of tax	2,743	(3,577)

Total other comprehensive income (loss)	2,789	(3,708)

Total comprehensive income (loss)	$75,194	$(105,854)

Net income (loss) per share:
Basic	$1.51	$(2.59)
Diluted	$1.47	$(2.59)
Weighted average shares used in per share calculations:
Basic	47,937,158	39,470,874
Diluted	49,272,693	39,470,874
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirteen Weeks Ended August 1, 2021
						Accumulated
						Other
			Paid-In	Treasury Stock		Comprehensive	Retained
	Common Stock		Capital	At Cost		Loss	Earnings	Total
	Shares	Amt.		Shares	Amt.

Balance May 2, 2021	60,691,906	$607	$535,768	12,847,298	$(596,206)	$(7,653)	$246,126	$178,642
Net income	—	—	—	—	—	—	52,770	52,770
Unrealized foreign currency translation loss	—	—	—	—	—	(15)	—	(15)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	1,372	—	1,372
Share-based compensation	—	—	3,187	—	—	—	—	3,187
Issuance of common stock	584,567	6	1,393	—	—	—	—	1,399
Repurchase of common stock	—	—	—	172,800	(7,480)	—	—	(7,480)

Balance August 1, 2021	61,276,473	$613	$540,348	13,020,098	$(603,686)	$(6,296)	$298,896	$229,875

	Thirteen Weeks Ended August 2, 2020
						Accumulated
						Other
			Paid-In	Treasury Stock		Comprehensive	Retained
	Common Stock		Capital	At Cost		Loss	Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance May 3, 2020	49,578,351	$496	$411,048	12,786,624	$(595,077)	$(13,753)	$389,921	$192,635
Net loss	—	—	—	—	—	—	(58,602)	(58,602)
Unrealized foreign currency translation gain	—	—	—	—	—	304	—	304
Unrealized gain on derivatives, net of tax	—	—	—	—	—	1,372	—	1,372
Share-based compensation	—	—	2,734	—	—	—	—	2,734
Issuance of common stock	10,843,861	108	112,471	—	—	—	—	112,579
Repurchase of common stock	—	—		40,676	(651)	—	—	(651)

Balance August 2, 2020	60,422,212	$604	$526,253	12,827,300	$(595,728)	$(12,077)	$331,319	$250,371

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Twenty-Six Weeks Ended August 1, 2021
						Accumulated
						Other
			Paid-In	Treasury Stock		Comprehensive	Retained
	Common Stock		Capital	At Cost		Loss	Earnings	Total
	Shares	Amt.		Shares	Amt.

Balance January 31, 2021	60,488,833	$605	$531,191	12,842,227	$(595,970)	$(9,085)	$226,491	$153,232
Net income	—	—	—	—	—	—	72,405	72,405
Unrealized foreign currency translation gain	—	—	—	—	—	46	—	46
Unrealized gain on derivatives, net of tax	—	—	—	—	—	2,743	—	2,743
Share-based compensation	—	—	6,158	—	—	—	—	6,158
Issuance of common stock	787,640	8	2,999	—	—	—	—	3,007
Repurchase of common stock	—	—	—	177,871	(7,716)	—	—	(7,716)

Balance August 1, 2021	61,276,473	$613	$540,348	13,020,098	$(603,686)	$(6,296)	$298,896	$229,875

	Twenty-Six Weeks Ended August 2, 2020
						Accumulated
						Other
			Paid-In	Treasury Stock		Comprehensive	Retained
	Common Stock		Capital	At Cost		Loss	Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 2, 2020	43,386,852	$434	$339,161	12,783,512	$(595,041)	$(8,369)	$433,465	$169,650
Net loss	—	—	—	—	—	—	(102,146)	(102,146)
Unrealized foreign currency translation loss	—	—	—	—	—	(131)	—	(131)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(3,577)	—	(3,577)
Share-based compensation	—	—	2,345	—	—	—	—	2,345
Issuance of common stock	17,035,360	170	184,747	—	—	—	—	184,917
Repurchase of common stock	—	—		43,788	(687)	—	—	(687)

Balance August 2, 2020	60,422,212	$604	$526,253	12,827,300	$(595,728)	$(12,077)	$331,319	$250,371

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended August 1, 2021	Twenty-Six Weeks Ended August 2, 2020
Cash flows from operating activities:
Net income (loss)	$72,405	$(102,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	69,974	70,512
Non-cash interest expense	3,774	2,201
Impairment of long-lived assets	—	13,727
Deferred taxes	(4,723)	(31,609)
Loss on disposal of fixed assets	257	417
Share-based compensation	6,158	2,345
Other, net	2,127	173
Changes in assets and liabilities:
Inventories	(4)	3,288
Prepaid expenses	1,405	2,089
Income tax receivable	18,425	(21,474)
Other current assets	(800)	2,311
Other assets and deferred charges	(2,503)	107
Accounts payable	(4,918)	6,646
Accrued liabilities	39,187	37,522
Income taxes payable	2,198	(2,430)
Other liabilities	(4,874)	2,817

Net cash provided by (used in) operating activities	198,088	(13,504)

Cash flows from investing activities:
Capital expenditures	(37,915)	(63,486)
Proceeds from sales of property and equipment	446	152

Net cash used in investing activities	(37,469)	(63,334)

Cash flows from financing activities:
Proceeds from debt	37,000	138,000
Payments of debt	(97,000)	(38,500)
Net proceeds from the issuance of common stock	—	182,207
Proceeds from the exercise of stock options	3,007	359
Dividends paid	—	(4,891)
Repurchases of common stock to satisfy employee withholding tax obligations	(7,716)	(687)

Net cash provided by (used in) financing activities	(64,709)	276,488

Increase in cash and cash equivalents	95,910	199,650
Beginning cash and cash equivalents	11,891	24,655

Ending cash and cash equivalents	$107,801	$224,305

Supplemental disclosures of cash flow information:
Increase (decrease) in fixed asset accounts payable	$2,745	$(12,466)
Cash paid (refund received) for income taxes, net	$(1,189)	$752
Cash paid for interest, net	$22,978	$11,295
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1: Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements include the accounts of Dave & Buster’s Entertainment, Inc. (referred to herein as the “Company”, “we,” “us” and “our”), any predecessor companies and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), which owns 100% of the outstanding common stock of Dave & Busters, Inc. (“D&B Inc”), the operating company. All intercompany balances and transactions have been eliminated in consolidation. The Company, headquartered in Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. During the first and second quarters of fiscal 2021, we opened one new store located in Gainesville, Florida and one new store located in Fairfield, California, respectively.
As of August
 1, 2021, we owned and operated 142 stores located in 40 states, Puerto Rico and one Canadian province.
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
or curbside service only while others limited capacity in the dining room or midway. By March 20, 2020, all our 137 operating stores were temporarily closed. On April 30, 2020, our first store re-opened
to the public, as state and local guidelines began to allow dining rooms and arcades to open at limited capacity and/or limited hours of operation. By the end of fiscal 2020, we had re-opened
an additiona
l 101
stores with limited operations. The Company also opened five new stores in the second half of the fiscal year, all of which commenced construction prior to the outbreak of the
COVID-19
pandemic. As of January 31, 2021
, 107 of our 140 stores were open and operating in limited capacity.
During the first quarter of fiscal 2021, the Company
re-opened
31 additional stores and one new store opened on February 8, 2021. During the second quarter of fiscal 2021, the Company re-opened
three stores, including one that temporarily closed during the first quarter, and the Company opened one new store on June 1
5
, 2021, resulting in all our 142 stores open and operating in some capacity as of the end of our second quarter.
As stores were
re-opened
during fiscal 2020, typically in limited capacity, the Company reduced labor and other operating costs. During fiscal 2020, the Company also negotiated with landlords and other vendors to negotiate relief from cash payments under existing lease and trade payable obligations, extending or reducing payment terms with several vendors. Regarding negotiations with landlords, a total of 126 initial rent relief agreements related to our operating locations and corporate headquarters were executed during fiscal 2020, which generally provided for rent deferrals on all or a portion of rent for up to six months. As the
COVID-19
pandemic continued to impact our business into the fourth quarter, the Company renewed negotiations with the majority of these landlords in order to provide additional rent relief, generally seeking to push out or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements. As of the end of the second quarter of fiscal 2021, the Company had executed 97 of these additional rent relief agreements.
In addition to reducing or deferring expenditures, including capital expenditures and discretionary spending, during the first half of fiscal 2020, the Company obtained additional liquidity through the sale of common stock, which resulted in net proceeds of $182,207. On October 27, 2020, D&B Inc completed the private sale of $550,000 in aggregate principal amount of 7.625% senior secured notes due 2025. At the same time, the revolving credit commitments under our existing credit facility were extended through August 17, 2024, and the suspension of our financial ratio covenants was extended until the last day of the first quarter of fiscal year 2022. See Note 3, Debt, for more information on these transactions.

The measures taken by the Company as well as the
re-opening
of the Company’s stores provide sufficient liquidity to meet estimated cash flow needs and covenant compliance obligations for at least the next twelve months from the issuance of the financial statements. We cannot predict whether, when or the manner in which the conditions surrounding
COVID-19,
particularly as a result of a new Delta variant of
COVID-19,
will change, including possible capacity restrictions or
re-closures
of our currently open stores and customer engagement with our brand.
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the twenty-six
weeks ended August 1, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending January 30, 2022.
Cash and cash equivalents
— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. A book overdraft of $8,168 is presented in “Accounts payable” in the Consolidated Balance Sheets as of January 31, 2021. There was no book overdraft as of August 1, 2021. Changes in the book overdraft position are presented within “Net cash provided by (used in) operating activities” within the Consolidated Statements of Cash Flows.
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
The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and other current liabilities approximate fair value because of their short-term nature. The fair value of the Company’s interest rate swap is determined based upon Level Two inputs which includes valuation models as reported by our counterparties and third-party valuation specialists. These valuation models are based on the present value of expected cash flows using forward rate curves. The fair value of borrowings under our revolving credit facility was
 $62,114
at January 31, 2021, and the fair value of our senior secured notes was
 $588,232 and $576,033
at August 1, 2021 and January 31, 2021, respectively. The fair value of the Company’s debt is determined based on a discounted cash flow method, using a sector-specific yield curve based on market-derived, trade price data as of the measurement date, and is classified as a Level Two input within the fair value hierarchy.
The Company also measures certain
non-financial
assets (primarily property and equipment,
right-of-use
(“ROU”) assets, goodwill, tradenames and other assets) at fair value on a non-recurring
basis in connection with its periodic evaluations of such assets for potential impairment.
During the thirteen and
twenty-six
weeks ended August 2, 2020, the Company recorded an impairment charge for its long-lived assets, including ROU assets, of $0 and $6,746, respectively, primarily driven by the expected impact of the
COVID-19
pandemic on future cash flows of specific stores. During the twenty-six
weeks ended August 1, 2021, the Company did not identify triggering events which would require a change in management’s estimate regarding the recoverability of store asset values, and no impairment related to our operating stores was recognized. The Company has determined no events and circumstances existed during the twenty-six
weeks ended August 1, 2021 that would indicate it is more likely than not that its goodwill or tradename are impaired. The ultimate severity and longevity of the
COVID-19
pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
During the thirteen and twenty-six weeks ended August 2, 2020, the Company recorded an impairment loss and related contract termination costs of
$2,178 and $6,981
related to projects in development and discussions to terminate several executed lease contracts that had not yet commenced, which is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss). There were no impairment charges related to our potential future sites during the twenty-six weeks ended August 1, 2021.

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
The Company initially designated its interest rate swap agreements as a cash flow hedge and accounted for the underlying activity in accordance with hedge accounting. Effective April 14, 2020, the Company amended its existing credit facility agreement to obtain relief from its financial covenants, and as a result, the variable interest rate terms were modified to create an interest rate floor of 1.00%. Accordingly, and as a result of the then current forward interest rate curve, the Company discontinued the hedging relationship as of April 14, 2020
(de-designation
date). Given the continued existence of the hedged interest payments, the Company is r
e
classifying its accumulated other comprehensive loss of $17,609 as of the de-designation
date into “Interest expense, net” using a straight-line approach over the remaining life of the originally designated hedging relationship. The amount of pre-tax
losses in accumulated other comprehensive loss that was reclassified into interest expense was $3,774 and $2,201 for the twenty-six
weeks ended August 1, 2021 and August 2, 2020, respectively, and the Company expects to reclassify $7,547 within the next twelve months. Effective with the de-designation,
any gain or loss on the derivatives are recognized in earnings in the period in which the change occurs. For the twenty-six
weeks ended August 1, 2021 and August 2, 2020, a loss of $88 and $1,796, respectively, were recognized, which are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
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
The following derivative instruments were outstanding as of the end of the periods indicated:

		Fair Value
	Balance Sheet Location	August 1, 2021	January 31, 2021
Interest rate swaps	Accrued liabilities	$(8,300)	$(8,350)
Interest rate swaps	Other liabilities	(373)	(4,416)

Total derivatives		$(8,673)	$(12,766)

The following table summarizes the activity in accumulated other comprehensive loss related to our derivative instruments:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Loss recorded in accumulated other comprehensive income	$—	$—	$—	$7,602
Loss reclassified into income (1)	$(1,887)	$(1,887)	$(3,774)	$(2,680)
Income tax expense (benefit) in accumulated other
comprehensive income	$515	$515	$1,031	$(1,345)

(1)	Amounts reclassified into income are included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income (Loss).
Revenue recognition
—
Amusement revenues are primarily recognized upon utilization of game play credits on power cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes in our WIN! area. We have deferred a portion of amusement revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. During the thirteen and twenty-six weeks ended August 1, 2021, we recognized revenue of approximately
$12,900 and $24,800,
respectively, related to the amount in deferred amusement revenue as of the end of fiscal 2020.

In jurisdictions where we do not have a legal obligation to remit unredeemed gift card balances to a legal authority, we recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirteen and twenty-six weeks ended August 1, 2021, we recognized revenue of approximately
 $900 and $1,800,
respectively, related to the amount in deferred gift card revenue as of the end of fiscal 2020, of which approximately
 $120 and $240
, respectively, was breakage revenue.
Stockholders’ equity
— In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the twenty-six
weeks ended August 1, 2021 and August 2, 2020, we withheld

177,871 and 43,788 shares of common stock to satisfy $7,716 and $687 of employees’ tax obligations, respectively. The share activity in the twenty-six
weeks ended August 2, 2020 includes the settlements of $2,351 cash obligations through the issuance of 150,455 shares of common stock.
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
Earnings per share
— Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the basic weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the diluted net income (loss) per share calculation. For the thirteen weeks ended August 1, 2021 and August 2, 2020, the Company excluded anti-dilutive awards from the calculation of approximately 164,811 and 2,419,468, respectively. For the twenty-six
weeks ended August 1, 2021 and August 2, 2020, the Company excluded anti-dilutive awards from the calculation of approximately 134,177 and 1,456,430, respectively. Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows
:

	Thirteen weeks ended		Twenty-Six weeks ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Basic weighted average shares outstanding	48,178,611	47,111,763	47,937,158	39,470,874
Weighted average dilutive impact of awards (1)	1,051,206	—	1,335,535	—
Diluted weighted average shares outstanding	49,229,817	47,111,763	49,272,693	39,470,874

(1)	Amounts exclude all potential common and common equivalent shares for periods when there is a net loss.
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
de-designation
of our hedging relationships in fiscal 2020.

Note 2: Accrued Liabilities
Accrued liabilities consist of the following as of the end of each period:

	August 1, 2021	January 31, 2021
Deferred amusement revenue	$95,380	$78,852
Current portion of operating lease liabilities, net (1)	49,699	46,471
Compensation and benefits	33,325	13,846
Current portion of deferred occupancy costs	23,223	36,121
Accrued interest	10,748	11,321
Deferred gift card revenue	10,317	10,918
Property taxes	10,154	8,149
Current portion of derivatives	8,300	8,350
Sales and use taxes	6,148	1,385
Utilities	5,638	4,151
Current portion of long-term insurance	5,000	5,100
Customer deposits	2,695	1,373
Other	11,435	8,753

Total accrued liabilities	$272,062	$234,790

(1)
The balance of leasehold incentive receivables of $4,668 and $8,763 as of August 1, 2021 and January 31, 2021, respectively, is reflected as a reduction of the current portion of operating lease liabilities.

Note 3: Debt
Long-term debt consists of the following:

	August 1, 2021	January 31, 2021
Senior secured notes	$550,000	$550,000
Credit facility — revolver	—	60,000

Total debt outstanding	550,000	610,000
Less debt issuance costs	(12,184)	(13,612)

Long-term debt, net	$537,816	$596,388

On October 27, 2020, the Company issued
$550,000
aggregate principal amount of
7.625
% senior secured notes (the “Notes”). Interest on the Notes accrues from October 27, 2020 and is payable in arrears on

November 1 and May 1 of each year
, commencing on May 1, 2021. The Notes mature on
November 1, 2025
, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. Prior to November 1, 2022, but not more than once during any twelve-month period commencing with the issue date of the Notes, the Company may redeem up to 10% of the original principal amount of the Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, at the redemption date. After November 1, 2022, the Company may redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries, which is substantially the same as the guarantors of the Company’s existing credit facility.
Concurrent and subject to the issuance of the Notes, the Company entered into a second amendment to its existing credit facility, which included relief from testing compliance with certain financial covenants until the last day of the fiscal quarter ending on May 1, 2022. During the financial covenant suspension period the Company is required to maintain minimum liquidity (primarily availability under the credit facility) of
$150,000
. The second amendment extended the maturity date of the
$500,000
revolving portion of the facility from August 17, 2022 to August 17, 2024, increased the interest rate spread to
4.00
% during the financial covenant suspension period, and instituted a
 1.00
% utilization fee during that same time period. The utilization fee is due at maturity. The financial covenant suspension period may end earlier, at the Company’s election, if certain predetermined financial covenant ratios are achieved. After the financial covenant suspension period, the interest rate spread ranges from
 1.25% to 3.00%. The
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
For the
twenty-six
weeks ended August 1, 2021 and August 2, 2020, respectively, the Company’s weighted average interest rate on outstanding borrowings was 10.17% and 3.98%, respectively. As of August 1, 2021, we had letters of credit outstanding of $10,486 and an unused commitment balance of $489,514 under the revolving credit facility.
Interest expense, net
— The following table sets forth our recorded interest expense, net:

	Thirteen Weeks Ended		Twenty- S ix Weeks Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Interest expense on debt	$11,038	$5,865	$23,139	$11,163
Interest associated with swap agreements	1,887	1,887	3,774	2,680
Amortization of issuance cost	1,103	411	2,205	654
Interest income	—	—	—	(22)
Capitalized interest	(300)	—	(570)	(197)

Total interest expense, net	$13,728	$8,163	$28,548	$14,278

Note 4: Leases
We currently lease most of the buildings or sites for our stores, corporate office, and warehouse space under facility operating leases. These leases typically have initial terms ranging from ten to twenty years and include one or more options to renew. When determining the lease term, we include option periods for which renewal is reasonably certain. Most of the leases require us to pay property taxes, insurance and maintenance of the leased assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating leases also includes certain equipment leases that have a term in excess of one year. Certain facility leases also have provisions for additional contingent rentals based on revenues.
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
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows for the fiscal year ended:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Operating lease cost	$33,297	33,321	$66,591	66,884
Variable lease cost	7,241	5,688	14,630	13,054
Short-term lease cost	187	140	310	227

Total	$40,725	$39,149	$81,531	$80,165

During fiscal 2020, the Company entered into 126 initial rent relief agreements with our respective landlords on operating locations and our corporate headquarters. Under these agreements, certain rent payments will be abated, deferred or modified without penalty for various periods, generally providing for full deferral for three months beginning April 2020, with partial deferrals continuing for periods of up to six months at approximately 50% of those locations. As the
COVID-19
pandemic continued to impact

our business into the fourth quarter of fiscal 2020, the Company renewed negotiations with the majority of these landlords in order to provide additional rent relief, generally seeking to push out or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements. As of the end of the second quarter of fiscal 2021, the Company had executed 97 rent relief agreements related to the second phase of negotiation. The Company has elected to apply the practical expedient to account for lease concessions and deferrals resulting directly from
COVID-19
as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications unless the concession results in a substantial increase in the Company’s obligations. To date, 206 of our 223 rent relief agreements qualified for this accounting election, and the remaining agreements were treated as lease modifications, primarily due to a significant extension of the lease term. The Company has bifurcated our current op
e
rating lease liabilities into the portion that remains subject to accretion and the portion that is accounted for as a deferral of payments or as short payments. The current portion of deferred occupancy costs or short pays is included in “Accrued liabilities” and the balance, or $17,286 and $16,243 at August 1, 2021 and January 31, 2021, respectively, is included in “Other liabilities” in the Consolidated Balance Sheets.
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
Note 6: Share-Based Compensation
Compensation expense related to stock options and restricted stock units is included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income (Loss) and is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Stock options	$84	290	$358	830
Restricted stock units	3,103	2,444	5,800	1,515

Share-based compensation expense	$3,187	$2,734	$6,158	$2,345

Transactions related to stock option awards during the
twenty-six
weeks ended August 1, 2021 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price

Outstanding at January 31, 2021	1,231,601	$36.77	173,563	$7.51
Granted	—	—	—	—
Exercised	(151,902)	16.61	(70,122)	6.90
Forfeited	(9,838)	44.53	—	—

Outstanding at August 1, 2021	1,069,861	$39.57	103,441	$7.91

Exercisable at August 1, 2021	1,005,392	$38.76	103,441	$7.91

The total intrinsic value of options exercised during the
twenty-six
weeks ended August 1, 2021 was $6,718. The unrecognized expense related to our stock option plan totaled approximately $214 as of August 1, 2021 and will be expensed over a weighted average period of 0.7 years.
Transactions related to restricted stock units during the
twenty-six
weeks ended August 1, 2021, were as follows:

	Shares	Wtd. Avg. Fair Value

Outstanding at January 31, 2021	1,116,341	$17.32
Granted	226,153	50.60
Performance adjusted units	362,491	15.30
Vested	(565,616)	15.11
Forfeited	(49,615)	37.64

Outstanding at August 1, 2021	1,089,754	$23.78

Fair value of our time-based and performance-based restricted stock units is based on our closing stock price on the date of grant.
The grant date
 fair value of market stock units was determined using a Monte-Carlo simulation model. The unrecognized expense related to restricted stock units was $12,523 as of August 1, 2021 and will be expensed over a weighted average period of 2.1 years.
During the
twenty-six
weeks ended August 1, 2021 and August 2, 2020, excess tax expense (benefit) of $(5,665) and $477, respectively, were recognized in the “Provision (benefit) for income taxes” in the Consolidated Statement of Comprehensive Income (Loss) and classified as a source in operating activities in the Consolidated Statement of Cash Flows.

Note 7: Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the
COVID-19
pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in fiscal 2018, 2019 and 2020 and technical amendments regarding the expensing of qualified improvement property. The application of the technical amendments made by the CARES Act to qualified improvement property resulted in additional tax net operating losses which were carried back from fiscal 2020 and fiscal 2019 to years with a higher federal corporate income tax rate. During the second quarter of fiscal 2021, the Company filed the fiscal 2020 carryback claims for federal tax refunds of approximately
$57,400
. While we expect to receive a portion of the refunds in fiscal 2021, due to government delays in processing these claims, we do not expect to receive the majority until fiscal 2022.
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annualized effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period. Due to the uncertainty created by the events surrounding the
COVID-19
pandemic, the actual effective tax rate for the
year-to-date
period was used to calculate the income tax provision (benefit) for the twenty-six
weeks ended August 2, 2020. The effective tax rate for the
twenty-six
weeks ended August 1, 2021, wa
s 17.4
%, compared to a benefit o
f 34.9
% for the
twenty-six
weeks ended August 2, 2020. The current year tax provision includes higher excess tax benefits associated with share-based compensation while the prior year tax provision was a tax benefit primarily due to the impact of the pre-tax
loss and the impact of the tax provisions within the CARES Act.
Note 8: Subsequent Event
Subsequent to the end of our second quarter, the Company notified the trustee of the Notes that it intends to redeem $55,000 outstanding principal amount of the Notes. The redemption is expected to take place prior to the end of the Company’s third quarter, which ends on October 31, 2021. In connection with the early redemption of the Notes, the Company will pay a prepayment premium of $1,650, plus accrued and unpaid interest to the date of redemption, pursuant to the terms of the indenture governing the Notes. Additionally, the early redemption of the Notes will result in an additional loss on extinguishment of approximately $1,200 related to a proportionate amount of unamortized issuance costs.

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
or curbside service only while others limited capacity in the dining room or midway. By March 20, 2020, all our 137 operating stores were temporarily closed. On April 30, 2020, our first store re-opened
to the public, as state and local guidelines began to allow dining rooms and arcades to open at limited capacity and/or limited hours of operation. By the end of fiscal 2020, we had progressively re-opened
an additional 101 stores with limited operations. The Company also opened five new stores in the second half of the fiscal year, all of which commenced construction prior to the outbreak of the
COVID-19
pandemic. As of the end of fiscal 2020, 107 of our 140 stores were open and operating in limited capacity. By the end of the first quarter of fiscal 2021, only 3 stores remained closed, including one that temporarily re-closed
due to a local increase in
COVID-19
cases. By the end of the second quarter of fiscal 2021, all our 142 stores were open and operating, including two new stores that opened during fiscal 2021.
The Company continues to be subject to risks and uncertainties as a result of the
COVID-19
pandemic, particularly as a result of a new Delta variant of
COVID-19,
which appears to be causing an increase in
COVID-19
cases. Public health officials and medical professionals have warned that a resurgence of
COVID-19
cases may continue, particularly if vaccination rates do not quickly increase or if additional potent variants emerge. It is unclear how long a resurgence may last, how severe it may be, and what safety measures governments may impose in response to it. For instance, a few jurisdictions that our stores operate have recently imposed proof of vaccination requirements for our customers and team members, and many of our stores have face mask requirements. We cannot predict with certainty how quickly our customers will return to our stores once all restrictions have been lifted or the impact this will have on consumer spending habits. Additionally, in connection with the
COVID-19
pandemic, there have been disruptions in various food and amusement supply chains, and we have incurred expenses to recall, hire and retain team members as our operating stores have re-opened
and the majority of operating hour and capacity restrictions have been lifted.
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
Our stores, which average 40,000 square feet, range in size between 16,000 and 70,000 square feet. Our stores are generally open seven days a week, with normal hours of operation typically from 11:30 a.m. to midnight on Sunday through Thursday and 11:30 a.m. to 2:00 a.m. on Friday and Saturday.
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance. These measures include:
Comparable store sales.
Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the fiscal year and excluding stores permanently closed during the period. Due to the limitations of store operations during the
COVID-19
pandemic, the comparable store base for fiscal 2021 is defined as stores open for a full 18 months before the beginning of fiscal 2020 and excludes two stores that the Company elected not to reopen after they were closed in March 2020 as a result of local operating limitations. As of August 1, 2021, our comparable store base consisted of 114 stores.
New store openings.
Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between August 3, 2020 and August 1, 2021, we opened seven new stores (five in fiscal 2020 and two in fiscal 2021) and we permanently closed two stores at the end or near the end of their respective lease terms.
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
Presentation of Operating Results
We operate on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. All references to the second quarter of 2021 relate to the
13-week
period ended August 1, 2021. All references to the second quarter of 2020 relate to the
13-week
period ended August 2, 2020. Fiscal 2021 and fiscal 2020 consist of 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
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

Thirteen Weeks Ended August 1, 2021 Compared to Thirteen Weeks Ended August 2, 2020
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income (loss).

	Thirteen Weeks Ended August 1, 2021		Thirteen Weeks Ended August 2, 2020
Food and beverage revenues	$123,006	32.6%	$17,002	33.4%
Amusement and other revenues	254,632	67.4	33,831	66.6

Total revenues	377,638	100.0	50,833	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	33,127	26.9	4,659	27.4
Cost of amusement and other (as a percentage of amusement and other revenues)	24,584	9.7	4,025	11.9

Total cost of products	57,711	15.3	8,684	17.1
Operating payroll and benefits	80,623	21.3	13,756	27.1
Other store operating expenses	105,116	27.9	62,682	123.2
General and administrative expenses	18,470	4.9	9,278	18.3
Depreciation and amortization expense	34,875	9.2	35,160	69.2
Pre-opening costs	1,676	0.4	2,388	4.7

Total operating costs	298,471	79.0	131,948	259.6

Operating income (loss)	79,167	21.0	(81,115)	(159.6)
Interest expense, net	13,728	3.7	8,163	16.0

Income (loss) before provision (benefit) for income taxes	65,439	17.3	(89,278)	(175.6)
Provision (benefit) for income taxes	12,669	3.3	(30,676)	(60.3)

Net income (loss)	$52,770	14.0%	$(58,602)	(115.3)%

Change in comparable store sales (1)		690.8%		(87.0)%
Company-owned stores at end of period (1)		142		137
Comparable stores at end of period (1)		114		115

(1)
As of the end of the second quarter of fiscal 2020, 84 of 137 total stores and 68 of 115 comparable stores were open and operating in limited capacity. Our comparable store count as of the end of the second quarter of fiscal 2020 includes a store in Houston, Texas that is near the end of its lease term, which the Company decided not to re-open.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income (loss) to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended August 1, 2021		Thirteen Weeks Ended August 2, 2020
Net income (loss)	$52,770	14.0%	$(58,602)	-115.3%
Interest expense, net	13,728		8,163
Provision (benefit) for income taxes	12,669		(30,676)
Depreciation and amortization expense	34,875		35,160

EBITDA	114,042	30.2%	(45,955)	-90.4%
Loss on asset disposal	112		264
Impairment of long-lived assets and lease termination costs	—		2,178
Share-based compensation	3,187		2,734
Pre-opening costs	1,676		2,388
Other costs (1)	135		(88)

Adjusted EBITDA	$119,152	31.6%	$(38,479)	-75.7%

(1)	Primarily represents costs related to currency transaction (gains) or losses.
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income (loss) to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended August 1, 2021		Thirteen Weeks Ended August 2, 2020
Operating income (loss)	$79,167	21.0%	$(81,115)	-159.6%
General and administrative expenses	18,470		9,278
Depreciation and amortization expense	34,875		35,160
Pre-opening costs	1,676		2,388

Store Operating Income Before Depreciation and Amortization	$134,188	35.5%	$(34,289)	-67.5%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Thirteen Weeks Ended August 1, 2021	Thirteen Weeks Ended August 2, 2020
New store and operating initiatives	$12,611	$1,921
Games	9,443	810
Maintenance capital	6,402	838

Total capital additions	$28,456	$3,569

Payments from landlords	$2,085	$4,014

Results of Operations
Revenues
In response to the
COVID-19
outbreak, which was declared a global pandemic on March 11, 2020 and a National Public Health Emergency in the United States on March 13, 2020, the Company temporarily closed all of our stores by March 20, 2020. On April 30, 2020, our first store re-opened
to the public, as state and local guidelines began to allow dining rooms and arcades to open with capacity and other restrictions, with two additional stores offering limited food and beverage for off-premises
dining by the end of our first quarter of fiscal 2020. By the end of the second quarter of fiscal 2020, 84 of our 137 stores were open and operating with a combination of limited menus, reduced dining room seating, reduced games in the midway, reduced operating hours and other restrictions referred to as “limited operations”. Of these 84 open stores, 68 were comparable stores. Between August 3, 2020 and August 1, 2021, we opened seven new stores (five in fiscal 2020 and two in fiscal 2021) and we permanently closed two stores at the end or near the end of their respective lease terms. As of August 1, 2021, all of the Company’s 142 stores were open and operating, the majority of which having no operating restrictions.
Selected revenue and store data for the periods indicated are as follows:

	Thirteen Weeks Ended
	August 1, 2021	August 2, 2020	Change
Total revenues	$377,638	$50,833	$326,805
Total store operating weeks	1,817	628	1,189
Comparable store revenues	$317,882	$40,199	$277,683
Comparable store operating weeks	1,458	493	965
Noncomparable store revenues	$67,288	10,437	$56,851
Noncomparable store operating weeks	359	135	224
Other revenues and deferrals	$(7,532)	$197	$(7,729)
Total revenues increased $326,805, or 642.9%, to $377,638 in the second quarter of fiscal 2021 compared to total revenues of $50,833 in the second quarter of fiscal 2020. The increase in revenue is attributable primarily to more store operating weeks in the second quarter of fiscal 2021 compared to the prior year as a result of temporary store closures during the second quarter of fiscal 2020, as a result of the
COVID-19
pandemic. For the thirteen weeks ended August 1, 2021, we derived 22.4% of our total revenue from food sales, 10.2% from beverage sales, 67.2% from amusement sales and 0.2% from other sources. For the thirteen weeks ended August 2, 2020, we derived 22.2% of our total revenue from food sales, 11.2% from beverage sales, 66.6% from amusement sales and less than 0.1% from other sources. The shift in mix from food and beverage sales to amusement sales of 59 basis points is due, in part, to reduced special events, less discounting of amusements, and greater capacity restrictions in our dining area due to the impacts of the
COVID-19
pandemic.
Comparable store revenue increased $277,683 or 690.8%, in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, due primarily to an 195.7% increase in comparable store operating weeks. Comparable store sales and comparable store weeks in the second quarter of fiscal 2021 were approximately 103.6% and 98.4%, respectively, of the levels achieved pre-pandemic
during the second quarter of fiscal 2019. Our individual comparable stores generally experienced gradual increases in weekly sales performance as operating weeks increased. Individual store performance after re-opening
was also impacted by changes in local operating restrictions and consumer reactions to changes in local
COVID-19
infection rates.
Food sales at comparable stores increased by $60,957, or 678.6%, to $69,940 in the second quarter of fiscal 2021 from $8,983 in the second quarter of fiscal 2020. Beverage sales at comparable stores increased by $28,006, or 602.2%, to $32,657 in the second quarter of fiscal 2021 from $4,651 in the 2020 comparison period. Comparable store amusement and other revenues in the second quarter of fiscal 2021 increased by $188,720, or 710.4%, to $215,285 from $26,565 in the comparable period of fiscal 2020.
Non-comparable
store revenue increased $56,851 in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, for the same reasons noted above, including 224 more store operating weeks.

Cost of products
The total cost of products was $57,711 for the second quarter of fiscal 2021 and $8,684 for the second quarter of fiscal 2020. The total cost of products as a percentage of total revenues decreased 180 basis points to 15.3% for the second quarter of fiscal 2021 compared to 17.1% for the second quarter of fiscal 2020.
Cost of food and beverage products increased to $33,127 compared to $4,659 for the second quarter of fiscal 2020. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased 50 basis points to 26.9% for the second quarter of fiscal 2021 from 27.4% for the second quarter of fiscal 2020. The impact of year-over-year cost increases in food and beverage products and the absence of
COVID-19
related vendor payment concessions in the same period of the prior year were partially offset by lower closure-related spoilage costs.
Cost of amusement and other increased to $24,584 in the second quarter of fiscal 2021 compared to $4,025 in the second quarter of fiscal 2020. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 220 basis points to 9.7% for the second quarter of fiscal 2021 from 11.9% in the second quarter of fiscal 2020. This decrease was driven primarily by lower ticket redemption activity as a percent of tickets issued in the second quarter of fiscal 2021.
Operating payroll and benefits
Total operating payroll and benefits increased by $66,867, or 486.1%, to $80,623 in the second quarter of fiscal 2021 compared to $13,756 in the second quarter of fiscal 2020. Nearly all of our store workforce, with the exception of a small team of essential personnel, were furloughed in mid-March
2020. Hourly team members began to return as stores
re-opened
at reduced staffing levels. The total cost of operating payroll and benefits as a percentage of total revenues was 21.3% in the second quarter of fiscal 2021 compared to 27.1% in the second quarter of fiscal 2020. This decrease is primarily due to favorable leveraging on management labor and benefits and lower labor hours as a result of labor efficiency initiatives and hourly labor staffing shortages, partially offset by increases in the hourly wage rates and higher incentive compensation, including referral and retention incentives implemented during the second quarter of fiscal 2021.
Other store operating expenses
Other store operating expenses increased by $42,434, or 67.7%, to $105,116 in the second quarter of fiscal 2021 compared to $62,682 in the second quarter of fiscal 2020. The increase is primarily due to the impact of increased store weeks during the second quarter of fiscal 2021 on costs such as utilities, supplies, maintenance, and other services as well as a significant increase in marketing spend to align with the launch of its Summer of Games initiatives. Other store operating expense as a percentage of total revenues decreased to 27.9% in the second quarter of fiscal 2021 compared to 123.2% in the second quarter of fiscal 2020. This decrease was due primarily to favorable sales leveraging on occupancy costs and utilities and the absence of $1,178 in net charges for asset impairment and business interruption proceeds that were recorded in the second quarter of fiscal 2020.
General and administrative expenses
General and administrative expenses increased by $9,192, or 99.1%, to $18,470 in the second quarter of fiscal 2021 compared to $9,278 in the second quarter of fiscal 2020. The increase in general and administrative expenses was driven primarily by higher incentive compensation, professional fees, salaries and benefits, board fees, and officer insurance. During the second quarter of fiscal 2020, most of our corporate team members remained furloughed, with reduced pay and benefits for the remaining team members through the first seven weeks of the quarter, and board fees were suspended.
Depreciation and amortization expense
Depreciation and amortization expense decreased by $285 or 0.8%, to $34,875 in the second quarter of fiscal 2021 compared to $35,160 in the second quarter of fiscal 2020. Increased depreciation due to our 2021 and 2020 capital expenditures for new stores, operating initiatives, games and maintenance capital, was offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $712 to $1,676 in the second quarter of fiscal 2021 compared to $2,388 in the second quarter of fiscal 2020 due to a decrease in the number of planned new store openings after construction was reduced as a result of impacts of the
COVID-19
pandemic which began during the first quarter of fiscal 2020.

Interest expense, net
Interest expense, net increased by $5,565 to $13,728 in the second quarter of fiscal 2021 compared to $8,163 in the second quarter of fiscal 2020 due primarily to an increase in the weighted average effective interest rate, offset slightly by a decrease in average outstanding debt.
Provision (benefit) for income taxes
The effective tax rate for the second quarter of fiscal 2021 was 19.4%, compared to a benefit of 34.4% for the second quarter of fiscal 2020. The current quarter tax provision includes higher excess tax benefits associated with share-based compensation while the prior quarter tax provision was a tax benefit primarily due to the impact of the pre-tax
loss and the impact of the tax provisions within the CARES Act.
Twenty-Six
Weeks Ended August 1, 2021 Compared to
Twenty-Six
Weeks Ended August 2, 2020
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income (loss).

	Twenty-Six Weeks Ended August 1, 2021		Twenty-Six Weeks Ended August 2, 2020
Food and beverage revenues	$208,764	32.5%	$80,922	38.4%
Amusement and other revenues	434,214	67.5	129,717	61.6

Total revenues	642,978	100.0	210,639	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	56,284	27.0	22,003	27.2
Cost of amusement and other (as a percentage of amusement and other revenues)	41,198	9.5	14,753	11.4

Total cost of products	97,482	15.2	36,756	17.4
Operating payroll and benefits	130,902	20.4	57,493	27.3
Other store operating expenses	189,561	29.4	158,354	75.3
General and administrative expenses	35,561	5.5	23,841	11.3
Depreciation and amortization expense	69,974	10.9	70,512	33.5
Pre-opening costs	3,335	0.5	6,211	2.9

Total operating costs	526,815	81.9	353,167	167.7

Operating income (loss)	116,163	18.1	(142,528)	(67.7)
Interest expense, net	28,548	4.5	14,278	6.7

Income (loss) before provision (benefit) for income taxes	87,615	13.6	(156,806)	(74.4)
Provision (benefit) for income taxes	15,210	2.3	(54,660)	(25.9)

Net income (loss)	$72,405	11.3%	$(102,146)	(48.5)%

Change in comparable store sales (1)		199.1%		(72.2)%
Company-owned stores at end of period (1)		142		137
Comparable stores at end of period (1)		114		115

(1)
As of the end of the second quarter of fiscal 2020, 84 of 137 total stores and 68 of 115 comparable stores were open and operating in limited capacity. Our comparable store count as of the end of the second quarter of fiscal 2020 includes a store in Houston, Texas that is near the end of its lease term, which the Company decided not to re-open.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income (loss) to Adjusted EBITDA for the periods indicated:

	Twenty-Six Weeks Ended August 1, 2021		Twenty-Six Weeks Ended August 2, 2020
Net income (loss)	$72,405	11.3%	$(102,146)	-48.5%
Interest expense, net	28,548		14,278
Provision (benefit) for income taxes	15,210		(54,660)
Depreciation and amortization expense	69,974		70,512

EBITDA	186,137	28.9%	(72,016)	-34.2%
Loss on asset disposal	257		417
Impairment of long-lived assets and lease termination costs	—		13,727
Share-based compensation	6,158		2,345
Pre-opening costs	3,335		6,211
Other costs (1)	(30)		59

Adjusted EBITDA	$195,857	30.5%	$(49,257)	-23.4%

(1)	Primarily represents costs related to currency transaction (gains) or losses.
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income (loss) to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Twenty-Six Weeks Ended August 1, 2021		Twenty-Six Weeks Ended August 2, 2020
Operating income (loss)	$116,163	18.1%	$(142,528)	-67.7%
General and administrative expenses	35,561		23,841
Depreciation and amortization expense	69,974		70,512
Pre-opening costs	3,335		6,211

Store Operating Income Before Depreciation and Amortization	$225,033	35.0%	$(41,964)	-19.9%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Twenty-Six Weeks Ended August 1, 2021	Twenty-Six Weeks Ended August 2, 2020
New store and operating initiatives	$19,756	$40,522
Games	12,614	8,718
Maintenance capital	8,290	1,780

Total capital additions	$40,660	$51,020

Payments from landlords	$2,085	$4,014

Results of Operations
Revenues
Selected revenue and store data for the periods indicated are as follows:

	Twenty-Six Weeks Ended
	August 1, 2021	August 2, 2020	Change
Total revenues	$642,978	$210,639	$432,339
Total store operating weeks	3,450	1,461	1,989
Comparable store revenues	$534,827	$178,835	$355,992
Comparable store operating weeks	2,761	1,190	1,571
Noncomparable store revenues	$124,247	34,671	$89,576
Noncomparable store operating weeks	689	271	418
Other revenues and deferrals	$(16,096)	$(2,867)	$(13,229)
Total revenues increased $432,339, or 205.3%, to $642,978 in the twenty-six
weeks ended August 1, 2021 compared to total revenues of $210,639 in the comparable period of fiscal 2020. The increase in revenue is attributable primarily to more store operating weeks in the twenty-six
weeks ended August 1, 2021 compared to the prior year which was impacted by more temporary store closures and store capacity limitations due to the
COVID-19
pandemic. For the
twenty-six
weeks ended August 1, 2021, we derived 22.3% of our total revenue from food sales, 10.2% from beverage sales, 67.3% from amusement sales and 0.2% from other sources. For the twenty-six
weeks ended August 2, 2020, we derived 25.3% of our total revenue from food sales, 13.1% from beverage sales, 61.1% from amusement sales and 0.5% from other sources. The shift in mix from food and beverage sales to amusement sales of 627 basis points is due, in part, to reduced special events, less discounting of amusements, and greater capacity restrictions in our dining area due to the impacts of the
COVID-19
pandemic.
Comparable store revenue increased $355,992 or 199.1%, in the twenty-six
weeks ended August 1, 2021 compared to the comparable period of fiscal 2020, due primarily to a 132.0% increase in comparable store operating weeks. Comparable store sales and comparable store weeks in the twenty-six
weeks ended August 1, 2021 were approximately 83.3% and 93.2%, respectively, of the levels achieved pre-pandemic
during the
twenty-six
weeks ended August 4, 2019. Our individual comparable stores generally experienced gradual increases in weekly sales performance as operating weeks increased. Individual store performance after re-opening
was impacted by changes in local operating restrictions and consumer reactions to changes in local
COVID-19
infection rates.
Food sales at comparable stores increased by $72,061, or 160.7%, to $116,896 in the twenty-six
weeks ended August 1, 2021 from $44,835 in the comparable period of fiscal 2020. Beverage sales at comparable stores increased by $30,838, or 130.9%, to $54,389 in the twenty-six
weeks ended August 1, 2021 from $23,551 in the 2020 comparison period. Comparable store amusement and other revenues in the twenty-six
weeks ended August 1, 2021 increased by $253,093, or 229.1%, to $363,542 from $110,449 in the comparable twenty-six
weeks of fiscal 2020.
Non-comparable
store revenue increased $89,576 in the
twenty-six
weeks ended August 1, 2021 compared to the comparable period of fiscal 2020, for the same reasons noted above, including 418 more store operating weeks.
Cost of products
The total cost of products was $97,482 for the
twenty-six
weeks ended August 1, 2021 and $36,756 for the comparable period of fiscal 2020. The total cost of products as a percentage of total revenues decreased 220 basis points to 15.2% for the twenty-six
weeks ended August 1, 2021 compared to 17.4% for the comparable period of fiscal 2020.
Cost of food and beverage products increased to $56,284 compared to $22,003 for the twenty-six
weeks ended August 1, 2021. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased 20 basis points to 27.0% for the twenty-six
weeks ended August 1, 2021 from 27.2% for the comparable period of fiscal 2020. The impact of year-over-year cost increases in food and beverage products and the absence of
COVID-19
related vendor payment concessions in the same period of the prior year were partially offset by lower closure-related spoilage costs.

Cost of amusement and other increased to $41,198 in the
twenty-six
weeks ended August 1, 2021 compared to $14,753 in the comparable period of fiscal 2020. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 190 basis points to 9.5% for the twenty-six
weeks ended August 1, 2021 from 11.4% in the comparable period of fiscal 2020. This decrease was driven primarily by lower ticket redemption activity as a percent of tickets issued in the twenty-six
weeks ended August 1, 2021.
Operating payroll and benefits
Total operating payroll and benefits increased by $73,409, or 127.7%, to $130,902 in the twenty-six
weeks ended August 1, 2021 compared to $57,493 in the
twenty-six
weeks ended August 2, 2020. Nearly all our store workforce, with the exception of a small team of essential personnel, were furloughed in mid-March
2020. Hourly team members began to return as stores
re-opened
at reduced staffing levels. The total cost of operating payroll and benefits as a percentage of total revenues was 20.4% in the twenty-six
weeks ended August 1, 2021 compared to 27.3% in the
twenty-six
weeks ended August 2, 2020. This decrease is primarily due to favorable leveraging on management labor and benefits and lower labor hours as a result of labor efficiency initiatives and hourly labor staffing shortages, partially offset by increases in the hourly wage rates and higher incentive compensation, including referral and retention incentives implemented during the second quarter of fiscal 2021.
Other store operating expenses
Other store operating expenses increased by $31,207, or 19.7%, to $189,561 in the twenty-six
weeks ended August 1, 2021 compared to $158,354 in the
twenty-six
weeks ended August 2, 2020. The increase is primarily due to the impact of increased store weeks during the twenty-six
weeks ended August 1, 2021 on costs such as utilities, supplies, maintenance, and other services as well as a significant increase in marketing spend to align with the launch of its Summer of Games initiatives. These increases were offset somewhat by a $13,727 charge for impairment of long-lived assets and lease termination costs incurred during the twenty-six
weeks ended August 2, 2020. Other store operating expense as a percentage of total revenues decreased to 29.4% in the twenty-six
weeks ended August 1, 2021 compared to 75.3% in the
twenty-six
weeks ended August 2, 2020. This decrease was due primarily to favorable sales leveraging on occupancy costs and utilities and the absence of any impairment charges in fiscal 2021.
General and administrative expenses
General and administrative expenses increased by $11,720, or 49.2%, to $35,561 in the twenty-six
weeks ended August 1, 2021 compared to $23,841 in the
twenty-six
weeks ended August 2, 2020. The increase in general and administrative expenses was driven primarily by higher incentive compensation, salaries and benefits, share-based compensation, board fees and officer insurance, offset somewhat by lower professional fees. During the first twenty-six
weeks of fiscal 2020, most of our corporate team members were furloughed, with reduced pay and benefits for the remaining team members for a twelve-week period, and board fees were suspended. Share-based compensation was also lower during that same time period due to changes in performance stock unit expense.
Depreciation and amortization expense
Depreciation and amortization expense decreased by $538 or 0.8%, to $69,974 in the twenty-six
weeks ended August 1, 2021 compared to $70,512 in the
twenty-six
weeks ended August 2, 2020. Increased depreciation due to our 2021 and 2020 capital expenditures for new stores, operating initiatives, games and maintenance capital, was offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $2,876 to $3,335 in the
twenty-six
weeks ended August 1, 2021 compared to $6,211 in the
twenty-six
weeks ended August 2, 2020 due to a decrease in the number of planned new store openings after construction was reduced as a result of impacts of the
COVID-19
pandemic which began during the first quarter of fiscal 2020.
Interest expense, net
Interest expense, net increased by $14,270 to $28,548 in the twenty-six
weeks ended August 1, 2021 compared to $14,278 in the
twenty-six
weeks ended August 2, 2020 due primarily to an increase in the weighted average effective interest rate, offset slightly by a decrease in average outstanding debt.

Provision (benefit) for income taxes
The effective tax rate for the
twenty-six
weeks ended August 1, 2021, was 17.4%, compared to a benefit of 34.9% for the twenty-six
weeks ended August 2, 2020. The current year tax provision includes higher excess tax benefits associated with share-based compensation while the prior year was a tax benefit primarily due to the impact of the pre-tax
loss and the impact of the tax provisions within the CARES Act.
Liquidity and Capital Resources
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

•
negotiated with our landlords, vendors, and other business partners to temporarily reduce our lease and contract payments and obtain other concessions. During fiscal 2020, a total of 126 initial rent relief agreements related to our operating locations and corporate headquarters were initially executed, which generally provide for full deferral for three months beginning April 2020, with partial deferral continuing for periods of up to six months, at approximately 50% of those locations. As the
COVID-19
pandemic continued to impact our business into the fourth quarter, the Company renewed negotiations with the majority of these landlords in order to provide additional rent relief, generally seeking to push out or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements. As of the end of the second quarter of fiscal 2021, the Company had executed 97 of these additional rent relief agreements.

Although uncertainty persists surrounding
COVID-19,
particularly as a result of a new Delta variant of
COVID-19,
including the potential that a resurgence of
COVID-19
cases may continue, how long such a resurgence may last, how severe it may be, and what safety measures governments may impose in response to it, as well as how quickly customers will return to our stores, the Company has taken measures to provide sufficient liquidity to meet estimated cash flow needs and covenant compliance obligations for at least the next twelve months. All the Company’s stores were open and operating as of the end of the second quarter of fiscal 2021, and as of August 1, 2021, the Company had cash and cash equivalents of $107,801. We expect to spend between $95,000 and $100,000, net of payments from landlords in capital additions during fiscal 2021. On an ongoing basis, we will continue to pursue long-term operating efficiencies and other cost savings initiatives.
The Company is also taking measures to strengthen its financial position. Subsequent to the end of our second quarter, the Company notified the trustee of the Notes that it intends to redeem $55,000 outstanding principal amount of the Notes. The redemption is expected to take place prior to the end of the Company’s third quarter which ends on October 31, 2021. In connection with the early redemption of the Notes, the Company will pay a prepayment premium of $1,650, plus accrued and unpaid interest to the date of redemption, pursuant to the terms of the indenture governing the Notes. The early redemption is expected to save approximately $17,000 of net cash interest over the remaining life of the Notes.
Debt and Derivatives
Effective April 14, 2020, we amended our existing credit facility, to provide relief from compliance with financial covenants through the third quarter of fiscal 2020. The interest rate spread increased to 2.00% plus a LIBOR floor of 1.00%.
On October 27, 2020, the Company issued $550,000 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes accrues from October 27, 2020 and is payable in arrears on November 1 and May 1 of each year, commencing on May 1, 2021. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. Prior to November 1, 2022, but not more than once during any twelve-month period commencing with the issue date of the Notes, the Company may redeem up to 10% of the original principal amount of the Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, at the redemption date. After November 1, 2022, the Company may redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date. The Notes were issued by Dave & Buster’s, Inc. and are unconditionally guaranteed by Dave & Buster’s Holdings, Inc. and certain of Dave & Buster’s, Inc. existing and future wholly owned material domestic subsidiaries, which is substantially the same as the guarantors of the Company’s existing credit facility.

Concurrent and subject to the issuance of the Notes, the Company entered into a second amendment to its existing credit facility, which included relief from testing compliance with certain financial covenants until the last day of the fiscal quarter ending on May 1, 2022. During the financial covenant suspension period the Company is required to maintain a minimum liquidity (primarily availability under the credit facility) of $150,000. The second amendment extended the maturity date of the $500,000 revolving portion of the facility from August 17, 2022 to August 17, 2024, increased the interest rate spread to 4.00% during the financial covenant suspension period, and instituted a 1.00% utilization fee during that same time period. The utilization fee is due at maturity. The financial covenant suspension period may end earlier, at the Company’s election, if certain predetermined financial covenant ratios are achieved. After the financial covenant suspension period, the interest rate spread ranges from 1.25% to 3.00%. The second amendment terminated the term loan portion of the credit facility, which triggered payment of $1,900 of lender debt costs associated with the first amendment.
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
For the
twenty-six
weeks ended August 1, 2021 and August 2, 2020, the Company’s weighted average interest rate on outstanding borrowings was 10.17% and 3.98%, respectively. The rate has increased due to the issuance of the Notes and the second amendment to the credit facility. As of August 1, 2021, we had letters of credit outstanding of $10,486 and an unused commitment balance of $489,514 under the revolving credit facility.
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
Cash Flow Summary
As of August 1, 2021, the Company had cash and cash equivalents of $107,801.
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
Cash flow from operating activities increased $211,592 in the twenty-six
weeks ended August 1, 2021 compared to the
twenty-six
weeks ended August 2, 2020 driven primarily by the impact of approximately 1,989 more store weeks.
Investing Activities
— Cash flow from investing activities primarily reflects capital expenditures.
During the
twenty-six
weeks ended August 1, 2021, the Company spent approximately $18,900 for new store construction and operating improvement initiatives ($16,800 net of payments from landlords), $11,000 for game refreshment and $8,000 for maintenance capital.

During the
twenty-six
weeks ended August 2, 2020, the Company spent approximately $48,800 for new store construction and operating improvement initiatives ($44,800 net of payments from landlords), $8,600 for game refreshment and $6,100 for maintenance capital.
Financing Activities
— During the
twenty-six
weeks ended August 1, 2021, the Company had net repayments of $60,000 of its revolving credit facility. During the twenty-six
weeks ended August 2, 2020, the Company received $99,500 of net proceeds from borrowings of debt and approximately $182,200 of net proceeds from the issuance of shares of our common stock.
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
LIBOR, with a LIBOR floor of 1.00%. Our interest rate swap agreements, with a combined notional amount of $350,000, convert one-month
LIBOR to a fixed interest rate of approximately 2.47% through August 17, 2022. As of August 1, 2021, one-month
LIBOR is below 1.00%.
Inflation
The primary inflationary factors affecting our operations are food, amusement offerings, labor costs, and energy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our stores is subject to inflationary increases in the costs of labor and material.
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
In general, we have been able to partially offset cost increases resulting from inflation by increasing prices of food and amusement offerings, improving productivity, or other operating changes. We may or may not be able to offset cost increases in the future.

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
and
15d-15(f))
that occurred during our second quarter ended August 1, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors
There have been no material changes in the risk factors previously disclosed in our Annual Report as filed on Form
10-K
on March 31, 2021.

Item 2.	Unregistered Sales of Equity Securities
There were no repurchases of our common stock under our share repurchase plan during the thirteen weeks ended August 1, 2021.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Brian A. Jenkins, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Inline Taxonomy Extension Schema Document.

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herein

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: September 9, 2021	By:	/s/ Brian A. Jenkins

Brian A. Jenkins
Chief Executive Officer

Date: September 9, 2021	By:	/s/ Scott J. Bowman

Scott J. Bowman
Chief Financial Officer