Form 10-Q
period 2021-10-31
Dave & Buster's Entertainment, Inc.
filed 2021-12-07
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of December 2, 2021, the registrant had 48,422,820 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM
10-Q
FOR QUARTERLY PERIOD ENDED OCTOBER 31, 2021

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	October 31,	January 31,
	2021	2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$27,005	$11,891
Inventories	37,256	23,807
Prepaid expenses	12,376	11,878
Income taxes receivable	67,646	70,064
Other current assets	2,101	1,231

Total current assets	146,384	118,871
Property and equipment (net of $891,352 and $798,804 accumulated depreciation as of October 31, 2021 and January 31, 2021, respectively)	779,518	815,027
Operating lease right of use assets	1,038,269	1,037,569
Deferred tax assets	9,467	5,874
Tradenames	79,000	79,000
Goodwill	272,561	272,597
Other assets and deferred charges	25,517	23,886

Total assets	$2,350,716	$2,352,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,295	$36,400
Accrued liabilities	250,948	234,790
Income taxes payable	435	446

Total current liabilities	290,678	271,636
Deferred income taxes	12,606	13,658
Operating lease liabilities	1,270,929	1,267,791
Other liabilities	45,267	50,119
Long-term debt, net	484,677	596,388
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 61,364,015 shares at October 31, 2021 and 60,488,833 shares at January 31, 2021; outstanding: 48,342,301 shares at October 31, 2021 and 47,646,606 shares at January 31, 2021	614	605
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	545,168	531,191
Treasury stock, 13,021,714 and 12,842,227 shares as of October 31, 2021 and January 31, 2021, respectively	(603,745)	(595,970)
Accumulated other comprehensive loss	(4,959)	(9,085)
Retained earnings	309,481	226,491

Total stockholders’ equity	246,559	153,232

Total liabilities and stockholders’ equity	$2,350,716	$2,352,824

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	October 31, 2021	November 1, 2020

Food and beverage revenues	$107,747	$38,346
Amusement and other revenues	210,229	70,706

Total revenues	317,976	109,052
Cost of food and beverage	30,082	10,664
Cost of amusement and other	22,531	7,244

Total cost of products	52,613	17,908
Operating payroll and benefits	78,995	27,704
Other store operating expenses	103,322	70,783
General and administrative expenses	22,104	11,746
Depreciation and amortization expense	34,381	34,384
Pre-opening costs	2,092	2,570

Total operating costs	293,507	165,095

Operating income (loss)	24,469	(56,043)
Interest expense, net	13,423	8,213
Loss on debt extinguishment / refinancing	2,829	904

Income (loss) before benefit for income taxes	8,217	(65,160)
Benefit for income taxes	(2,368)	(17,117)

Net income (loss)	10,585	(48,043)

Unrealized foreign currency translation gain (loss)	(34)	34
Unrealized gain on derivatives, net of tax	1,371	1,370

Total other comprehensive income	1,337	1,404

Total comprehensive income (loss)	$11,922	$(46,639)

Net income (loss) per share:
Basic	$0.22	$(1.01)
Diluted	$0.21	$(1.01)
Weighted average shares used in per share calculations:
Basic	48,277,358	47,613,741
Diluted	49,283,503	47,613,741
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share amounts)

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	October 31, 2021	November 1, 2020

Food and beverage revenues	$316,511	$119,268
Amusement and other revenues	644,443	200,423

Total revenues	960,954	319,691
Cost of food and beverage	86,366	32,667
Cost of amusement and other	63,729	21,997

Total cost of products	150,095	54,664
Operating payroll and benefits	209,897	85,197
Other store operating expenses	292,883	229,137
General and administrative expenses	57,665	35,587
Depreciation and amortization expense	104,355	104,896
Pre-opening costs	5,427	8,781

Total operating costs	820,322	518,262

Operating income (loss)	140,632	(198,571)
Interest expense, net	41,971	22,491
Loss on debt extinguishment / refinancing	2,829	904

Income (loss) before provision (benefit) for income taxes	95,832	(221,966)
Provision (benefit) for income taxes	12,842	(71,777)

Net income (loss)	82,990	(150,189)

Unrealized foreign currency translation gain (loss)	12	(97)
Unrealized gain (loss) on derivatives, net of tax	4,114	(2,207)

Total other comprehensive income (loss)	4,126	(2,304)

Total comprehensive income (loss)	$87,116	$(152,493)

Net income (loss) per share:
Basic	$1.73	$(3.56)
Diluted	$1.68	$(3.56)
Weighted average shares used in per share calculations:
Basic	48,050,558	42,185,163
Diluted	49,257,269	42,185,163
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirteen Weeks Ended October 31, 2021
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.

Balance August 1, 2021	61,276,473	$613	$540,348	13,020,098	$(603,686)	$(6,296)	$298,896	$229,875
Net income	—	—	—	—	—	—	10,585	10,585
Unrealized foreign currency translation loss	—	—	—	—	—	(34)	—	(34)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	1,371	—	1,371
Share-based compensation	—	—	3,778	—	—	—	—	3,778
Issuance of common stock	87,542	1	1,042	—	—	—	—	1,043
Repurchase of common stock	—	—	—	1,616	(59)	—	—	(59)

Balance October 31, 2021	61,364,015	$614	$545,168	13,021,714	$(603,745)	$(4,959)	$309,481	$246,559

	Thirteen Weeks Ended November 1, 2020
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.

Balance August 2, 2020	60,422,212	$604	$526,253	12,827,300	$(595,728)	$(12,077)	$331,319	$250,371
Net loss	—	—	—	—	—	—	(48,043)	(48,043)
Unrealized foreign currency translation gain	—	—	—	—	—	34	—	34
Unrealized gain on derivatives, net of tax	—	—	—	—	—	1,370	—	1,370
Share-based compensation	—	—	2,999	—	—	—	—	2,999
Issuance of common stock	61,518	1	271	—	—	—	—	272
Repurchase of common stock	—	—		14,401	(229)	—	—	(229)

Balance November 1, 2020	60,483,730	$605	$529,523	12,841,701	$(595,957)	$(10,673)	$283,276	$206,774

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirty-Nine Weeks Ended October 31, 2021
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.

Balance January 31, 2021	60,488,833	$605	$531,191	12,842,227	$(595,970)	$(9,085)	$226,491	$153,232
Net income	—	—	—	—	—	—	82,990	82,990
Unrealized foreign currency translation gain	—	—	—	—	—	12	—	12
Unrealized gain on derivatives, net of tax	—	—	—	—	—	4,114	—	4,114
Share-based compensation	—	—	9,936	—	—	—	—	9,936
Issuance of common stock	875,182	9	4,041	—	—	—	—	4,050
Repurchase of common stock	—	—	—	179,487	(7,775)	—	—	(7,775)

Balance October 31, 2021	61,364,015	$614	$545,168	13,021,714	$(603,745)	$(4,959)	$309,481	$246,559

	Thirty-Nine Weeks Ended November 1, 2020
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.

Balance February 2, 2020	43,386,852	$434	$339,161	12,783,512	$(595,041)	$(8,369)	$433,465	$169,650
Net loss	—	—	—	—	—	—	(150,189)	(150,189)
Unrealized foreign currency translation loss	—	—	—	—	—	(97)	—	(97)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(2,207)	—	(2,207)
Share-based compensation	—	—	5,344	—	—	—	—	5,344
Issuance of common stock	17,096,878	171	185,018	—	—	—	—	185,189
Repurchase of common stock	—	—		58,189	(916)	—	—	(916)

Balance November 1, 2020	60,483,730	$605	$529,523	12,841,701	$(595,957)	$(10,673)	$283,276	$206,774

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Thirty-Nine Weeks Ended October 31, 2021	Thirty-Nine Weeks Ended November 1, 2020

Cash flows from operating activities:
Net income (loss)	$82,990	$(150,189)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	104,355	104,896
Non-cash interest expense	5,660	4,088
Impairment of long-lived assets	—	13,727
Deferred taxes	(6,191)	(17,730)
Loss on disposal of fixed assets	634	541
Loss on debt extinguishment or refinancing	2,829	904
Share-based compensation	9,936	5,344
Other, net	3,250	1,292
Changes in assets and liabilities:
Inventories	(13,449)	7,745
Prepaid expenses	(498)	2,761
Income tax receivable	2,418	(42,243)
Other current assets	(870)	2,580
Other assets and deferred charges	(1,859)	(3)
Accounts payable	(3,419)	(11,945)
Accrued liabilities	19,069	44,742
Income taxes payable	(11)	(2,639)
Other liabilities	(6,346)	4,375

Net cash provided by (used in) operating activities	198,498	(31,754)

Cash flows from investing activities:
Capital expenditures	(63,559)	(72,604)
Proceeds from sales of property and equipment	550	234

Net cash used in investing activities	(63,009)	(72,370)

Cash flows from financing activities:
Proceeds from debt	37,000	688,000
Payments of debt	(152,000)	(760,250)
Net proceeds from the issuance of common stock	—	182,207
Proceeds from the exercise of stock options	4,050	465
Dividends paid	—	(4,891)
Repurchases of common stock to satisfy employee withholding tax obligations	(7,775)	(16,805)
Debt issuance costs and prepayment premiums	(1,650)	(916)

Net cash provided by (used in) financing activities	(120,375)	87,810

Increase (decrease) in cash and cash equivalents	15,114	(16,314)
Beginning cash and cash equivalents	11,891	24,655

Ending cash and cash equivalents	$27,005	$8,341

Supplemental disclosures of cash flow information:
Increase (decrease) in fixed asset accounts payable	$6,314	$(12,315)
Cash paid (refund received) for income taxes, net	$16,043	$(9,281)
Cash paid for interest, net	$43,910	$17,306
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1: Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements include the accounts of Dave & Buster’s Entertainment, Inc. (referred to herein as the “Company”, “we,” “us” and “our”), any predecessor companies and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), which owns 100% of the outstanding common stock of Dave & Busters, Inc. (“D&B Inc”), the operating company. All intercompany balances and transactions have been eliminated in consolidation. The Company, headquartered in

Dallas, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. During the thirteen weeks ended October 31, 2021, we opened one new store located in Bellevue, Washington and during the thirty-nine weeks ended October 31, 2021, we opened three new stores. At October 31, 2021, we owned and operated 143 stores located in 40 states, Puerto Rico and one Canadian province.
The Company operates on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period reported has 13 weeks. Fiscal 2021 and 2020, which end on January 30, 2022 and January 31, 2021, respectively, contain 52 weeks
.
The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended January 31, 2021, included in our Annual Report on Form
10-K
as filed with the SEC.
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
or curbside service only while others limited capacity in the dining room or midway. By March 20, 2020, all our 137 operating stores were temporarily closed. On April 30, 2020, our first store re-opened
to the public, as state and local guidelines began to allow dining rooms and arcades to open at limited capacity and/or limited hours of operation. By the end of fiscal 2020,

107 of our 140 stores were open and operating in limited capacity, including five new stores for which construction had commenced prior to the outbreak of the COVID-19 pandemic. The Company re-opened the remaining
 34 stores that had been temporarily
closed by August 1, 2021, the end of the second quarter of fiscal 2021.
As stores were
re-opened
during fiscal 2020, typically in limited capacity, the Company reduced labor and other operating costs. During fiscal 2020, the Company also negotiated with landlords and other vendors to negotiate relief from cash payments under existing lease and trade payable obligations, extending or reducing payment terms with several vendors. Regarding negotiations with landlords, a total of 126 initial rent relief agreements related to our operating locations and corporate headquarters were executed during fiscal 2020, which generally provided for rent deferrals on all or a portion of rent for up to six months. As the
COVID-19
pandemic continued to impact our business into the fourth quarter, the Company renewed negotiations with the majority of these landlords in order to provide additional rent relief, generally seeking to delay or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements. The second phase of negotiations resulted in 99 additional rent relief agreements, the last of which were executed in the third quarter of fiscal 2021.
In addition to reducing or deferring expenditures, including capital expenditures and discretionary spending, during the first half of fiscal 2020, the Company obtained additional liquidity through the sale of common stock, which resulted in net proceeds of $182,207. On October 27, 2020, D&B Inc completed the private sale of $550,000 in aggregate principal amount of 7.625% senior secured notes due 2025. At the same time, the revolving credit commitments under our existing credit facility were extended through August 17, 2024, and the suspension of our financial ratio covenants was extended until the last day of the first quarter of fiscal year 2022. On September 20, 2021, the Company redeemed $55,000 outstanding principal amount of the senior secured notes. See Note 3, Debt, for more information on these transactions.

The measures taken by the Company as well as the
re-opening
of the Company’s stores provide sufficient liquidity to meet estimated cash flow needs and covenant compliance obligations for at least the next twelve months from the issuance of the financial statements. We cannot predict whether, when or the manner in which the conditions surrounding
COVID-19,
particularly as a result of new variants of
COVID-19,
will change, including possible vaccination or mask mandates, capacity restrictions or re-closures
of our currently open stores and customer engagement with our brand.
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the thirty-nine weeks ended October 31, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending January 30, 2022.
Cash and cash equivalents
— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. A book overdraft of $8,168 is presented in “Accounts payable” in the Consolidated Balance Sheets as of January 31, 2021. There was no book overdraft as of October 31, 2021. Changes in the book overdraft position are presented within “Net cash provided by (used in)
operating
activities” within the Consolidated Statements of Cash Flows.
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
The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and other current liabilities approximate fair value because of their short-term nature. The fair value of the Company’s interest rate swap is determined based upon Level Two inputs which includes valuation models as reported by our counterparties and third-party valuation specialists. These valuation models are based on the present value of expected cash flows using forward rate curves. The fair value of borrowings under our revolving credit facility was $62,114 as of January 31, 2021, and the fair value of our senior secured notes was $527,776 and $576,033 as of October 31, 2021 and January 31, 2021, respectively. The fair value of the Company’s debt is determined based on a discounted cash flow method, using a sector-specific yield curve based on market-derived, trade price data as of the measurement date, and is classified as a Level Two input within the fair value hierarchy.
The Company also measures certain
non-financial
assets (primarily property and equipment,
right-of-use
(“ROU”) assets, goodwill, tradenames and other assets) at fair value on a non-recurring
basis in connection with its periodic evaluations of such assets for potential impairment.
During the thirteen and thirty-nine weeks ended November 1, 2020, the Company recorded an impairment charge for its long-lived assets, including ROU assets, of $0 and $6,746, respectively, primarily driven by the expected impact of the
COVID-19
pandemic on future cash flows of specific stores. During the thirty-nine weeks ended October 31, 2021, the Company did not identify triggering events which would require a change in management’s estimate regarding the recoverability of store asset values, and no impairment related to our operating stores was recognized. The Company has determined no events and circumstances existed during the thirty-nine weeks ended October 31, 2021 that would indicate it is more likely than not that its goodwill or tradename are impaired. The ultimate severity and longevity of the
COVID-19
pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
During the thirteen and thirty-nine weeks ended November 1, 2020, the Company recorded an impairment loss and related contract termination costs of $0 and $6,981 related to projects in development and discussions to terminate several executed lease contracts that had not yet commenced, which is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss). There were no impairment charges related to our potential future sites during the thirty-nine weeks ended October 31, 2021.
Interest rate swaps
— Effective February
 28, 2019, the Company entered into three interest rate swap agreements to manage our exposure to interest rate movements on our variable rate credit facility. The agreements entitle the Company to receive at specified intervals, a variable rate of interest based on one-month
LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreements. The notional amount of the
swap agreements, which mature August 17, 2022, totals $
350,000
and the fixed rate of interest for all agreements is
2.47
%.

The Company initially designated its interest rate swap agreements as a cash flow hedge and accounted for the underlying activity in accordance with hedge accounting. Effective April 14, 2020, the Company amended its existing credit facility agreement to obtain relief from its financial covenants, and as a result, the variable interest rate terms were modified to create an interest rate floor of 1.00%. Accordingly, and as a result of the then current forward interest rate curve, the Company discontinued the hedging relationship as of April 14, 2020
(de-designation
date). Given the continued existence of the hedged interest payments, the Company is reclassifying its accumulated other comprehensive loss of $17,609 as of the de-designation
date into “Interest expense, net” using a straight-line approach over the remaining life of the originally designated hedging relationship. The amount of pre-tax
losses in accumulated other comprehensive loss reclassified into interest expense subsequent to the de-designation
date was $5,660 and $4,088 for the thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively, and the Company expects to reclassify $5,975 within the next twelve months. Effective with the de-designation,
any gain or loss on the derivatives are recognized in earnings in the period in which the change occurs. For the thirty-nine weeks ended October 31, 2021 and November 1, 2020, a gain of $92 and a loss of $1,578, respectively, were recognized, which are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
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
Credit risk related to the failure of our counterparties to perform under the terms of the swap agreements is minimized by entering transactions with carefully selected, credit-worthy parties and the fact that the swap contracts are distributed among several financial institutions to reduce the concentration of credit risk. Our swap agreements with our derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, and repayment of the indebtedness has been accelerated, the Company could also be declared in default on its derivative obligations.
The following derivative instruments were outstanding as of the end of the periods indicated:

		Fair Value
	Balance Sheet Location	October 31, 2021	January 31, 2021

Interest rate swaps	Accrued liabilities	$(6,384)	$(8,350)
Interest rate swaps	Other liabilities	—	(4,416)

Total derivatives		$(6,384)	$(12,766)

The following table summarizes the activity in accumulated other comprehensive loss related to our derivative instruments:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020

Loss recorded in accumulated other comprehensive income	$—	$—	$—	$7,602
Loss reclassified into income (1)	$(1,886)	$(1,886)	$(5,660)	$(4,566)
Income tax expense (benefit) in accumulated other comprehensive income	$515	$516	$1,546	$(829)

(1)	Amounts reclassified into income are included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income (Loss).
Revenue recognition
— Amusement revenues are primarily recognized upon utilization of game play credits on power cards purchased and used
by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes in our WIN! area. We have deferred a portion of amusement revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. During the thirteen and thirty-nine weeks ended October 31, 2021, we recognized revenue of approximately $12,900 and $37,700, respectively, related to the amount in deferred
amusement revenue as of the end of fiscal 2020.

In jurisdictions where we do not have a legal obligation to remit unredeemed gift card balances to a legal authority, we recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirteen and thirty-nine weeks ended October 31, 2021, we recognized revenue of approximately $1,200 and $3,000, respectively, related to the amount in deferred gift card revenue as of the end of fiscal 2020, of
which approximately $690 and $930, respectively, was breakage revenue
.
Stockholders’ equity
— In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the thirty-nine weeks ended October 31, 2021 and November 1, 2020, we withheld 179,487 and 58,189 shares of common stock to satisfy $7,775 and $916 of employees’ tax obligations, respectively. The share activity in the thirty-nine weeks ended November 1, 2020 includes the settlements of $2,517 cash obligations through the issuance of 160,540 shares of common stock.
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
Earnings per share
— Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the basic weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the diluted net income (loss) per share calculation. For the thirteen weeks ended October 31, 2021 and November 1, 2020, the Company excluded anti-dilutive awards from the calculation of approximately 236,279 and 1,652,925, respectively. For the thirty-nine weeks ended October 31, 2021 and November 1, 2020, the Company excluded anti-dilutive awards from the calculation of approximately 161,093 and 1,523,945, respectively. Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Basic weighted average shares outstanding	48,277,358	47,613,741	48,050,558	42,185,163
Weighted average dilutive impact of awards (1)	1,006,145	—	1,206,711	—
Diluted weighted average shares outstanding	49,283,503	47,613,741	49,257,269	42,185,163

(1)	Amounts exclude all potential common and common equivalent shares for periods when there is a net loss.
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
de-designation
of our hedging relationships in fiscal 2020.

Note 2: Accrued Liabilities
Accrued liabilities consist of the following as of the end of each period:

	October 31, 2021	January 31, 2021

Deferred amusement revenue	$92,909	$78,852
Current portion of operating lease liabilities, net (1)	51,735	46,471
Compensation and benefits	24,702	13,846
Current portion of deferred occupancy costs	22,564	36,121
Property taxes	10,449	8,149
Deferred gift card revenue	9,564	10,918
Current portion of derivatives	6,384	8,350
Utilities	5,453	4,151
Current portion of long-term insurance	5,100	5,100
Sales and use taxes	4,177	1,385
Customer deposits	4,130	1,373
Accrued interest	256	11,321
Other	13,525	8,753

Total accrued liabilities	$250,948	$234,790

(1)
The balance of leasehold incentive receivables of $3,823 and $8,763 as of October 31, 2021 and January 31, 2021, respectively, is reflected as a reduction of the current portion of operating lease liabilities
.

Note 3: Debt
Long-term debt consi
s
ts of the

following:

	October 31, 2021	January 31, 2021

Senior secured notes	$495,000	$550,000
Credit facility - revolver	—	60,000

Total debt outstanding	495,000	610,000
Less debt issuance costs	(10,323)	(13,612)

Long-term debt, net	$484,677	$596,388

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
Concurrent and subject to the issuance of the Notes, the Company entered into a second amendment to its existing credit facility, which included relief from testing compliance with certain financial covenants until the last day of the fiscal quarter ending on May 1, 2022. During the financial covenant suspension period the Company is required to maintain minimum liquidity (primarily availability under the credit facility) of $150,000. The second amendment extended the maturity date of the $500,000 revolving portion of the

facility from August 17, 2022 to August 17, 2024, increased the interest rate spread to 4.00% during the financial covenant suspension period, and instituted a 1.00% utilization fee during that same time. The utilization fee is due at maturity. The financial covenant suspension period may end earlier, at the Company’s election, if certain predetermined financial covenant ratios are achieved. After the financial covenant suspension period, the interest rate spread ranges from 1.25% to 3.00%. The second amendment terminated the term loan portion of the credit facility, which triggered payment of $1,900 of lender debt costs associated with the first amendment. The first amendment, effective April 14, 2020, provided initial relief from compliance with financial covenants after the
COVID-19
pandemic and increased the interest rate spread on variable rate debt to 2.00% plus a LIBOR floor of 1.00%.
Our credit facility and Notes contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets.
On September 20, 2021, the Company redeemed $55,000 outstanding principal amount of the Notes. In connection with the early redemption of the Notes, the Company paid a prepayment premium of $1,650, plus accrued and unpaid interest to the date of redemption, pursuant to the terms of the indenture governing the Notes. Additionally, the early redemption of the Notes resulted in a loss on extinguishment of $1,179 related to a proportionate amount of unamortized issuance costs. Refer to Note 8 regarding additional early redemption in fiscal 2021.
For the thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively, the Company’s weighted average interest rate on outstanding borrowings was 10.26% and 4.17%, respectively. At October 31, 2021, we had letters of credit outstanding of $10,486 and an unused commitment balance of $489,514 under the revolving credit facility.
Interest expense, net
— The following table sets forth our recorded interest expense, net:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020

Interest expense on debt	$10,782	$6,092	$33,921	$17,255
Interest associated with swap agreements	1,886	1,886	5,660	4,566
Amortization of issuance cost	1,070	427	3,275	1,081
Interest income	—	—	—	(22)
Capitalized interest	(315)	(192)	(885)	(389)

Total interest expense, net	$13,423	$8,213	$41,971	$22,491

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
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows for the fiscal year ended:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020

Operating lease cost	$33,915	33,278	$100,506	100,162
Variable lease cost	7,862	5,351	22,492	18,405
Short-term lease cost	121	102	431	329

Total	$41,898	$38,731	$123,429	$118,896

During fiscal 2020, the Company entered into 126 initial rent relief agreements with our respective landlords on operating locations and our corporate headquarters. Under these agreements, certain rent payments will be abated, deferred or modified without penalty for various periods, generally providing for full deferral for three months beginning April 2020, with partial deferrals continuing for periods of up to six months at approximately 50% of those locations. As the COVID-19 pandemic continued to impact our business into the fourth quarter of fiscal 2020, the Company renewed negotiations with the majority of these landlords in order to provide additional rent relief, generally seeking to delay or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements. The second phase of negotiations resulted in 99 additional rent relief agreements, the last of which were executed in the third quarter of fiscal 2021. The Company has elected to apply the practical expedient to account for lease concessions and deferrals resulting directly from COVID-19 as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications unless the concession results in a substantial increase in the Company’s obligations. A total of 208 of our 225 rent relief agreements qualified for this accounting election, and the remaining agreements were treated as lease modifications, primarily due to a significant extension of the lease term. The Company has bifurcated our current operating lease liabilities into the portion that remains subject to accretion and the portion that is accounted for as a deferral of payments or as short payments. The current portion of deferred occupancy costs or short pays is included in “Accrued liabilities” and the balance, or
$12,175 and $16,243 as of October 31, 2021 and January 31, 2021, respectively, is included in “Other liabilities” in the Consolidated Balance Sheets.
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

Note 6: Share-Based Compensation
Compensation expense related to stock options and restricted stock units is included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income (Loss) and is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020

Stock options	$88	269	$446	1,099
Restricted stock units	3,690	2,730	9,490	4,245

Share-based compensation expense	$3,778	$2,999	$9,936	$5,344

Transactions related to stock option awards during the thirty-nine weeks ended October 31, 2021 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number	Wtd. Avg.	Number	Wtd. Avg.
	of Options	Exercise Price	of Options	Exercise Price

Outstanding at January 31, 2021	1,231,601	$36.77	173,563	$7.51
Granted	—	—	—	—
Exercised	(203,861)	16.48	(100,009)	6.90
Forfeited	(13,167)	45.75	—	—

Outstanding at October 31, 2021	1,014,573	$40.73	73,554	$8.33

Exercisable at October 31, 2021	950,187	$39.97	73,554	$8.33

The total intrinsic value of options exercised during the thirty-nine weeks ended October 31, 2021 was $8,756. The unrecognized expense related to our stock option plan totaled approximately $125 as of October 31, 2021 and will be expensed over a weighted average period of 0.4 years.
Transactions related to restricted stock units during the thirty-nine weeks ended October 31, 2021, were as follows:

		Wtd. Avg.
	Shares	Fair Value
Outstanding at January 31, 2021	1,116,341	$17.32
Granted	301,847	47.82
Performance adjusted units	362,491	15.30
Vested	(571,312)	15.39
Forfeited	(51,686)	38.01

Outstanding at October 31, 2021	1,157,681	$24.67

Fair value of our time-based and performance-based restricted stock units is based on our closing stock price on the date of grant. The grant date fair value of market stock units was determined using a Monte-Carlo simulation model. The unrecognized expense related to restricted stock units was $13,692 as of October 31, 2021 and will be expensed over a weighted average period of 1.8 years.
During the thirty-nine weeks ended October 31, 2021 and November 1, 2020, excess tax expense (benefit) of $(6,034) and $431, respectively, were recognized in the “Provision (benefit) for income taxes” in the Consolidated Statement of Comprehensive Income (Loss) and classified as a source in operating activities in the Consolidated Statement of Cash Flows.
Note 7: Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the
COVID-19
pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in fiscal 2018, 2019 and 2020 and technical amendments regarding the expensing of qualified improvement property. The application of the technical amendments made by the CARES Act to qualified improvement property resulted in additional tax net operating losses which were carried back from fiscal 2020 and fiscal 2019 to years with a higher federal corporate income tax rate. During the second quarter of fiscal 2021, the Company filed the fiscal 2020 carryback claims for federal tax refunds of approximately $57,400. Due to government delays in processing these claims, we do not expect to receive
a
 majority of these funds until fiscal 2022.

The effective tax rate for the thirty-nine weeks ended October 31, 2021, was
 13.4%, compared to a benefit of 32.3% for the thirty-nine weeks ended November 1, 2020. The current year tax provision includes higher excess tax benefits associated with share-based compensation while the prior year tax provision was a tax benefit primarily due to the impact of the pre-tax
loss and the impact of the tax provisions within the CARES Act.
Note 8: Subsequent Event
On November 11, 2021, the Company redeemed an additional
$55,000
outstanding principal amount of the Notes using available cash and funds from its revolving credit facility. In connection with the early redemption of the Notes, the Company paid a prepayment premium of
$1,650
, plus accrued and unpaid interest to the date of redemption, pursuant to the terms of the indenture governing the Notes. The early redemption of the Notes resulted in a loss on extinguishment of approximately
 $1,100
related to a proportionate amount of unamortized issuance costs. At November 28, 2021, the Company’s total debt outstanding was $
463,000
, consisting of $
440,000
of Notes and $
23,000
in borrowing under the revolving
credit facility.
On December 7, 2021, the Company filed notice with the credit facility administrative agent to immediately terminate the covenant suspension period.

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
or curbside service only while others limited capacity in the dining room or midway. By March 20, 2020, all our 137 operating stores were temporarily closed. On April 30, 2020, our first store re-opened
to the public, as state and local guidelines began to allow dining rooms and arcades to open at limited capacity and/or limited hours of operation. By the end of fiscal 2020, 107 of our 140 stores were open and operating in limited capacity, including five new stores for which construction had commenced prior to the outbreak of the
COVID-19
pandemic. The Company
re-opened
the remaining 34 stores that had been temporarily closed by August 1, 2021, the end of the second quarter of fiscal 2021.
The Company continues to be subject to risks and uncertainties as a result of the
COVID-19
pandemic, particularly as a result of new variants of
COVID-19,
which appears to be causing an increase in
COVID-19
cases. Public health officials and medical professionals have warned that a resurgence of
COVID-19
cases may continue, particularly if vaccination rates do not quickly increase or if additional potent variants emerge. It is unclear how long a resurgence may last, how severe it may be, and what safety measures governments may impose in response to it. For instance, a few jurisdictions that our stores operate have recently imposed proof of vaccination requirements for our customers and team members, and many of our stores have face mask requirements. We cannot predict with certainty how quickly our customers will return to our stores once all restrictions have been lifted or the impact this will have on consumer spending habits. Additionally, in connection with the
COVID-19
pandemic, there have been disruptions in various food and amusement supply chains, and we have incurred expenses to recall, hire and retain team members as our operating stores have re-opened
and the majority of operating hour and capacity restrictions have been lifted.
Key Third Quarter 2021 Highlights

•
Revenues totaled $317,976 compared with $299,352 in the third quarter of 2019. Revenues totaled $109,052 in the third quarter of 2020, which ended with 104 of our 137 stores open and operating in limited capacity.

•
Overall comparable store sales were relatively flat, decreasing 0.4% compared with the same period in 2019 and increased 189.3% compared with the same period in 2020, which ended with 84 of our 114 comparable stores open and operating in limited capacity.

•
Net income totaled $10,585, or $0.21 per diluted share, compared with net income of $482, or $0.02 per diluted share in the same period of 2019. In the same period of 2020, we recorded a net loss of $48,043.

•
EBITDA totaled $58,850, or 18.5% of revenues, compared with EBITDA of $39,839 or 13.3% of revenues in the third quarter of 2019. The increase in EBITDA over fiscal 2019 is largely driven by the higher mix of amusements, reductions in hourly labor costs, and reduced discretionary marketing spend. We recorded an EBITDA loss of $21,659 in the third quarter of 2020.

•
Ended the quarter with $27,005 in cash and approximately $340,000 of liquidity available under the Company’s revolving credit facility, net of a $150,000 minimum liquidity covenant and $10,486 in letters of credit.

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
Our stores, which average 40,000 square feet, range in size between 16,000 and 70,000 square feet. Our stores are generally open seven days a week, with normal hours of operation typically from 11:30 a.m. to midnight.
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance. These measures include:
Comparable store sales.
Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the fiscal year and excluding stores permanently closed during the period. Due to the limitations of store operations during the
COVID-19
pandemic, the comparable store base for fiscal 2021 is defined as stores open for a full 18 months before the beginning of fiscal 2020 and excludes two stores that the Company elected not to reopen after they were closed in March 2020 due to local operating limitations. At October 31, 2021, our comparable store base consisted of 114 stores.
New store openings.
Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between November 2, 2020 and October 31, 2021, we opened six new stores (three in fiscal 2020 and three in fiscal 2021).
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

Adjusted EBITDA and Adjusted EBITDA Margin
. We define “Adjusted EBITDA” as net income (loss) plus interest expense, net, loss on debt extinguishment or refinancing, provision (benefit) for income taxes, depreciation and amortization expense, loss on asset disposal, impairment of long-lived assets, share-based compensation, pre-opening
costs, currency transaction (gains) losses and other costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.
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
Presentation of Operating Results
We operate on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. All references to the third quarter of 2021 relate to the
13-week
period ended October 31, 2021. All references to the third quarter of 2020 relate to the
13-week
period ended November 1, 2020. All references to the third quarter of 2019 relate to the
13-week
period ended November 3, 2019. Fiscal 2021, fiscal 2020 and fiscal 2019 consist of 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
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
We expect that economic and environmental conditions and changes in regulatory legislation will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although there is no assurance that our cost of products will remain stable or that federal, state or local minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increase or wage rate increases might be partially offset by selected menu price increases if competitively appropriate. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the
COVID-19
pandemic on us or our suppliers, third-party service providers, and/or customers.
Thirteen Weeks Ended October 31, 2021 Compared to Thirteen Weeks Ended November 1, 2020
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income (loss).

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	October 31, 2021		November 1, 2020
Food and beverage revenues	$107,747	33.9%	$38,346	35.2%
Amusement and other revenues	210,229	66.1	70,706	64.8

Total revenues	317,976	100.0	109,052	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	30,082	27.9	10,664	27.8
Cost of amusement and other (as a percentage of amusement and other revenues)	22,531	10.7	7,244	10.2

Total cost of products	52,613	16.5	17,908	16.4
Operating payroll and benefits	78,995	24.8	27,704	25.4
Other store operating expenses	103,322	32.5	70,783	64.9
General and administrative expenses	22,104	7.0	11,746	10.8
Depreciation and amortization expense	34,381	10.8	34,384	31.5
Pre-opening costs	2,092	0.7	2,570	2.4

Total operating costs	293,507	92.3	165,095	151.4

Operating income (loss)	24,469	7.7	(56,043)	(51.4)
Interest expense, net	13,423	4.2	8,213	7.6
Loss on debt extinguishment / refinancing	2,829	0.9	904	0.8

Income (loss) before benefit for income taxes	8,217	2.6	(65,160)	(59.8)
Benefit for income taxes	(2,368)	(0.7)	(17,117)	(15.7)

Net income (loss)	$10,585	3.3%	$(48,043)	(44.1)%

Change in comparable store sales (1)		189.3%		(65.6)%
Company-owned stores at end of period (1)		143		137
Comparable stores at end of period (1)		114		114

(1)
As of the end of the third quarter of fiscal 2020, 104 of our 137 total stores and 84 of our 114 comparable stores were open and operating in limited capacity. Our comparable store count as of the end of the third quarter of fiscal 2020 excludes a store in Chicago, Illinois and a store in Houston, Texas, which were at or near the end of their respective lease terms, when the Company decided not to re-open.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income (loss) to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	October 31, 2021		November 1, 2020
Net income (loss)	$10,585	3.3%	$(48,043)	-44.1%
Interest expense, net	13,423		8,213
Loss on debt extinguishment / refinancing	2,829		904
Benefit for income taxes	(2,368)		(17,117)
Depreciation and amortization expense	34,381		34,384

EBITDA	58,850	18.5%	(21,659)	-19.9%
Loss on asset disposal	377		124
Share-based compensation	3,778		2,999
Pre-opening costs	2,092		2,570
Other costs (1)	3,112		(5)

Adjusted EBITDA	$68,209	21.5%	$(15,971)	-14.6%

(1)
Primarily represents costs related to currency transaction (gains) or losses. The third quarter of fiscal 2021 includes a $3,230 severance obligation to the Company’s former Chief Executive Officer, who terminated his service in this position effective September 30, 2021.

Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income (loss) to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	October 31, 2021		November 1, 2020
Operating income (loss)	$24,469	7.7%	$(56,043)	-51.4%
General and administrative expenses	22,104		11,746
Depreciation and amortization expense	34,381		34,384
Pre-opening costs	2,092		2,570

Store Operating Income Before Depreciation and Amortization	$83,046	26.1%	$(7,343)	-6.7%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	October 31, 2021	November 1, 2020
New store and operating initiatives	$20,616	$7,700
Games	195	361
Maintenance capital	8,402	1,208

Total capital additions	$29,213	$9,269

Payments from landlords	$5,717	$4,709

Results of Operations
Revenues
In response to the
COVID-19
outbreak, which was declared a global pandemic on March 11, 2020 and a National Public Health Emergency in the United States on March 13, 2020, the Company temporarily closed all of our stores by March 20, 2020. On April 30, 2020, our first store re-opened
to the public, as state and local guidelines began to allow dining rooms and arcades to open with capacity and other restrictions, with two additional stores offering limited food and beverage for off-premises
dining by the end of our first quarter of fiscal 2020. By the end of the third quarter of fiscal 2020, 104 of our 137 stores were open and operating with a combination of limited menus, reduced dining room seating, reduced games in the midway, reduced operating hours and other restrictions referred to as “limited operations”. Of these 104 open stores, 84 were comparable stores. By the end of our second quarter of the current fiscal year, all of the Company’s stores were open and operating, the majority of which having no operating restrictions.
Selected revenue and store data for the periods indicated are as follows:

	Thirteen Weeks Ended
	October 31, 2021	November 1, 2020	Change
Total revenues	$317,976	$109,052	$208,924
Total store operating weeks	1,854	1,221	633
Comparable store revenues	$259,206	$89,592	$169,614
Comparable store operating weeks	1,482	993	489
Noncomparable store revenues	$55,356	20,092	$35,264
Noncomparable store operating weeks	372	228	144
Other revenues and deferrals	$3,414	$(632)	$4,046
Total revenues increased $208,924, or 191.6%, to $317,976 in the third quarter of fiscal 2021 compared to total revenues of $109,052 in the third quarter of fiscal 2020. The increase in revenue is attributable primarily to more store operating weeks in the third quarter of fiscal 2021 compared to the prior year due to temporary store closures during the third quarter of fiscal 2020, as a result of the
COVID-19
pandemic. For the thirteen weeks ended October 1, 2021, we derived 22.7% of our total revenue from food sales, 11.2% from beverage sales, 65.5% from amusement sales and 0.6% from other sources. For the thirteen weeks ended November 1, 2020, we derived 23.2% of our total revenue from food sales, 12.0% from beverage sales, 64.4% from amusement sales and less than 0.4% from other sources. The shift in mix from food and beverage sales to amusement sales of 109 basis points is due, in part, to reduced special events and less discounting of amusements, offset somewhat by food price increases effective midway through the third quarter of fiscal 2021.
Comparable store revenue increased $169,614 or 189.3%, in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, due primarily to an 49.2% increase in comparable store operating weeks. Comparable store sales in the third quarter of fiscal 2021 were approximately 99.6% of the levels achieved pre-pandemic
during the third quarter of fiscal 2019. Our individual comparable stores generally experienced gradual increases in weekly sales performance as operating weeks increased. Individual store performance after re-opening
was also impacted by changes in local operating restrictions and consumer reactions to changes in local
COVID-19
infection rates.
Food sales at comparable stores increased by $39,049, or 187.8%, to $59,842 in the third quarter of fiscal 2021 from $20,793 in the third quarter of fiscal 2020. Beverage sales at comparable stores increased by $19,129, or 176.6%, to $29,959 in the third quarter of fiscal 2021 from $10,830 in the 2020 comparison period. Comparable store amusement and other revenues in the third quarter of fiscal 2021 increased by $111,436, or 192.2%, to $169,405 from $57,969 in the comparable period of fiscal 2020.
Non-comparable
store revenue increased $35,264 in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, for the same reasons noted above, including 144 more store operating weeks.
Cost of products
The total cost of products was $52,613 for the third quarter of fiscal 2021 and $17,908 for the third quarter of fiscal 2020. The total cost of products as a percentage of total revenues increased 10 basis points to 16.5% for the third quarter of fiscal 2021 compared to 16.4% for the third quarter of fiscal 2020.

Cost of food and beverage products increased to $30,082 compared to $10,664 for the third quarter of fiscal 2020. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 10 basis points to 27.9% for the third quarter of fiscal 2021 from 27.8% for the third quarter of fiscal 2020. The impact of year-over-year cost increases primarily in meat and poultry products were partially offset by lower closure-related spoilage costs and food price increases effective midway through the third quarter of fiscal 2021.
Cost of amusement and other increased to $22,531 in the third quarter of fiscal 2021 compared to $7,244 in the third quarter of fiscal 2020. The costs of amusement and other, as a percentage of amusement and other revenues, increased 50 basis points to 10.7% for the third quarter of fiscal 2021 from 10.2% in the third quarter of fiscal 2020. This increase was driven primarily by higher freight costs and higher cost per ticket resulting from disruptions in the supply chain.
Operating payroll and benefits
Total operating payroll and benefits increased by $51,291, or 185.1%, to $78,995 in the third quarter of fiscal 2021 compared to $27,704 in the third quarter of fiscal 2020. Nearly all our store workforce, except a small team of essential personnel, were furloughed in mid-March
2020. Hourly team members began to return as stores
re-opened
at reduced staffing levels. The total cost of operating payroll and benefits as a percentage of total revenues was 24.8% in the third quarter of fiscal 2021 compared to 25.4% in the third quarter of fiscal 2020. This decrease is primarily due to favorable leveraging on management labor and benefits and lower labor hours due to labor efficiency initiatives and hourly labor staffing shortages, partially offset by increases in the hourly labor cost and higher incentive compensation, including referral and retention incentives implemented during the second quarter of fiscal 2021.
Other store operating expenses
Other store operating expenses increased by $32,539, or 46.0%, to $103,322 in the third quarter of fiscal 2021 compared to $70,783 in the third quarter of fiscal 2020. The increase is primarily due to the impact of increased store weeks during the third quarter of fiscal 2021 on costs such as utilities, supplies, maintenance, and other services. Other store operating expense as a percentage of total revenues decreased to 32.5% in the third quarter of fiscal 2021 compared to 64.9% in the third quarter of fiscal 2020. This decrease was due primarily to favorable sales leveraging on occupancy costs and utilities and reduced marketing spend in the third quarter of fiscal 2021.
General and administrative expenses
General and administrative expenses increased by $10,358, or 88.2%, to $22,104 in the third quarter of fiscal 2021 compared to $11,746 in the third quarter of fiscal 2020. The increase in general and administrative expenses was driven primarily by higher incentive compensation, professional fees, salaries and benefits, board fees, officer insurance, and share-based compensation. The third quarter of fiscal 2021 also includes a $3,230 severance obligation to the Company’s former Chief Executive Officer, who terminated his service in this position effective September 30, 2021. During the third quarter of fiscal 2020, some corporate team members continued on furlough and board fees remained suspended.
Depreciation and amortization expense
Depreciation and amortization expense was relatively flat at $34,381 in the third quarter of fiscal 2021 compared to $34,384 in the third quarter of fiscal 2020. Increased depreciation due to our 2021 and 2020 capital expenditures for new stores, operating initiatives, games and maintenance capital, was offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $478 to $2,092 in the third quarter of fiscal 2021 compared to $2,570 in the third quarter of fiscal 2020 due to a decrease in the number of planned new store openings after construction was reduced as a result of impacts of the
COVID-19
pandemic which began during the first quarter of fiscal 2020.
Interest expense, net and Loss on debt extinguishment / refinancing
Interest expense, net increased by $5,210 to $13,423 in the third quarter of fiscal 2021 compared to $8,213 in the third quarter of fiscal 2020 due primarily to an increase in the weighted average effective interest rate, offset slightly by a decrease in average outstanding debt. In connection with the September 20, 2021 early extinguishment of a portion of the Notes, The Company recorded a loss on extinguishment of $2,829 during the third quarter of fiscal 2021. In connection with the October 27, 2020 debt refinancing, the Company recorded a charge of $904 during the third quarter of fiscal 2020. These events are explained further in Note 3 to the Unaudited Consolidated Financial Statements.

Provision (benefit) for income taxes
The effective tax rate for the third quarter of fiscal 2021 was a benefit of 28.8%, compared to a benefit of 26.3% for the third quarter of fiscal 2020. The current quarter tax provision includes higher excess tax benefits associated with share-based compensation and the reduction of certain valuation allowances related to our state net operating loss carryovers. The prior quarter tax provision was a tax benefit primarily due to the impact of the pre-tax
loss and the impact of the tax provisions within the CARES Act.
Thirty-Nine Weeks Ended October 31, 2021 Compared to the Thirty-Nine Weeks Ended November 1, 2020
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income (loss).

	Thirty-Nine Weeks		Thirty-Nine Weeks
	Ended		Ended
	October 31, 2021		November 1, 2020
Food and beverage revenues	$316,511	32.9%	$119,268	37.3%
Amusement and other revenues	644,443	67.1	200,423	62.7

Total revenues	960,954	100.0	319,691	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	86,366	27.3	32,667	27.4
Cost of amusement and other (as a percentage of amusement and other revenues)	63,729	9.9	21,997	11.0

Total cost of products	150,095	15.6	54,664	17.1
Operating payroll and benefits	209,897	21.8	85,197	26.6
Other store operating expenses	292,883	30.5	229,137	71.8
General and administrative expenses	57,665	6.0	35,587	11.1
Depreciation and amortization expense	104,355	10.9	104,896	32.8
Pre-opening costs	5,427	0.6	8,781	2.7

Total operating costs	820,322	85.4	518,262	162.1

Operating income (loss)	140,632	14.6	(198,571)	(62.1)
Interest expense, net	41,971	4.3	22,491	7.0
Loss on debt extinguishment / refinancing	2,829	0.3	904	0.3

Income (loss) before provision (benefit) for income taxes	95,832	10.0	(221,966)	(69.4)
Provision (benefit) for income taxes	12,842	1.4	(71,777)	(22.4)

Net income (loss)	$82,990	8.6%	$(150,189)	(47.0)%

Change in comparable store sales (1)		195.8%		(70.2)%
Company-owned stores at end of period (1)		143		137
Comparable stores at end of period (1)		114		114

(1)
As of the end of the third quarter of fiscal 2020, 104 of our 137 total stores and 84 of our 114 comparable stores were open and operating in limited capacity. Our comparable store count as of the end of the third quarter of fiscal 2020 excludes a store in Chicago, Illinois and a store in Houston, Texas, which were at or near the end of their respective lease terms, when the Company decided not to re-open.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income (loss) to Adjusted EBITDA for the periods indicated:

	Thirty-Nine Weeks		Thirty-Nine Weeks
	Ended		Ended
	October 31, 2021		November 1, 2020
Net income (loss)	$82,990	8.6%	$(150,189)	-47.0%
Interest expense, net	41,971		22,491
Loss on debt extinguishment / refinancing	2,829		904
Provision (benefit) for income taxes	12,842		(71,777)
Depreciation and amortization expense	104,355		104,896

EBITDA	244,987	25.5%	(93,675)	-29.3%
Loss on asset disposal	634		541
Impairment of long-lived assets and lease termination costs	—		13,727
Share-based compensation	9,936		5,344
Pre-opening costs	5,427		8,781
Other costs (1)	3,082		54

Adjusted EBITDA	$264,066	27.5%	$(65,228)	-20.4%

(1)
Primarily represents costs related to currency transaction (gains) or losses. The third quarter of fiscal 2021 includes a $3,230 severance obligation to the Company’s former Chief Executive Officer, who terminated his service in this position effective September 30, 2021.

Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income (loss) to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirty-Nine Weeks		Thirty-Nine Weeks
	Ended		Ended
	October 31, 2021		November 1, 2020
Operating income (loss)	$140,632	14.6%	$(198,571)	-62.1%
General and administrative expenses	57,665		35,587
Depreciation and amortization expense	104,355		104,896
Pre-opening costs	5,427		8,781

Store Operating Income Before Depreciation and Amortization	$308,079	32.1%	$(49,307)	-15.4%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for Payments from landlords.

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	October 31, 2021	November 1, 2020
New store and operating initiatives	$40,372	$48,222
Games	12,809	9,079
Maintenance capital	16,692	2,988

Total capital additions	$69,873	$60,289

Payments from landlords	$7,802	$8,723

Results of Operations
Revenues
Selected revenue and store data for the periods indicated are as follows:

	Thirty-Nine Weeks Ended
	October 31, 2021	November 1, 2020	Change
Total revenues	$960,954	$319,691	$641,263
Total store operating weeks	5,304	2,682	2,622
Comparable store revenues	$794,033	$268,426	$525,607
Comparable store operating weeks	4,243	2,184	2,059
Noncomparable store revenues	$179,603	54,763	$124,840
Noncomparable store operating weeks	1,061	498	563
Other revenues and deferrals	$(12,682)	$(3,498)	$(9,184)
Total revenues increased $641,263, or 200.6%, to $960,954 in the thirty-nine weeks ended October 31, 2021 compared to total revenues of $319,691 in the comparable period of fiscal 2020. The increase in revenue is attributable primarily to more store operating weeks in the thirty-nine weeks ended October 31, 2021 compared to the prior year which was impacted by more temporary store closures and store capacity limitations due to the
COVID-19
pandemic. For the thirty-nine weeks ended October 31, 2021, we derived 22.4% of our total revenue from food sales, 10.5% from beverage sales, 66.7% from amusement sales and 0.4% from other sources. For the thirty-nine weeks ended November 1, 2020, we derived 24.6% of our total revenue from food sales, 12.7% from beverage sales, 62.2% from amusement sales and 0.5% from other sources. The shift in mix from food and beverage sales to amusement sales of 452 basis points is due, in part, to reduced special events, less discounting of amusements, and greater capacity restrictions in our dining area due to the impacts of the
COVID-19
pandemic.
Comparable store revenue increased $525,607 or 195.8%, in the thirty-nine weeks ended October 31, 2021 compared to the comparable period of fiscal 2020, due primarily to a 94.3% increase in comparable store operating weeks. Comparable store sales and comparable store weeks in the thirty-nine weeks ended October 31, 2021 were approximately 88.0% and 95.4%, respectively, of the levels achieved pre-pandemic
during the thirty-nine weeks ended November 3, 2019. Our individual comparable stores generally experienced gradual increases in weekly sales performance as operating weeks increased. Individual store performance after re-opening
was impacted by changes in local operating restrictions and consumer reactions to changes in local
COVID-19
infection rates.
Food sales at comparable stores increased by $111,111, or 169.3%, to $176,738 in the thirty-nine weeks ended October 31, 2021 from $65,627 in the comparable period of fiscal 2020. Beverage sales at comparable stores increased by $49,967, or 145.3%, to $84,348 in the thirty-nine weeks ended October 31, 2021 from $34,381 in the 2020 comparison period. Comparable store amusement and other revenues in the thirty-nine weeks ended October 31, 2021 increased by $364,529, or 216.4%, to $532,947 from $168,418 in the comparable thirty-nine weeks of fiscal 2020.
Non-comparable
store revenue increased $124,840 in the thirty-nine weeks ended October 31, 2021 compared to the comparable period of fiscal 2020, for the same reasons noted above, including 563 more store operating weeks.
Cost of products
The total cost of products was $150,095 for the thirty-nine weeks ended October 31, 2021 and $54,664 for the comparable period of fiscal 2020. The total cost of products as a percentage of total revenues decreased 150 basis points to 15.6% for the thirty-nine weeks ended October 31, 2021 compared to 17.1% for the comparable period of fiscal 2020.
Cost of food and beverage products increased to $86,366 for the thirty-nine weeks ended October 31, 2021 compared to $32,667 for the comparable period of fiscal 2020. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased 10 basis points to 27.3% for the thirty-nine weeks ended October 31, 2021 from 27.4% for the comparable period of fiscal 2020. The impact of year-over-year cost increases in food products, including meat and poultry, were offset by lower closure-related spoilage costs.

Cost of amusement and other increased to $63,729 in the thirty-nine weeks ended October 31, 2021 compared to $21,997 in the comparable period of fiscal 2020. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 110 basis points to 9.9% for the thirty-nine weeks ended October 31, 2021 from 11.0% in the comparable period of fiscal 2020. This decrease was driven primarily by lower ticket redemption activity as a percent of tickets issued during the first half of fiscal 2021, offset somewhat by higher freight costs and higher cost per ticket resulting from disruptions in the supply chain.
Operating payroll and benefits
Total operating payroll and benefits increased by $124,700, or 146.4%, to $209,897 in the thirty-nine weeks ended October 31, 2021 compared to $85,197 in the thirty-nine weeks ended November 1, 2020. Nearly all our store workforce, with the exception of a small team of essential personnel, were furloughed in mid-March
2020. Hourly team members began to return as stores
re-opened
at reduced staffing levels. The total cost of operating payroll and benefits as a percentage of total revenues was 21.8% in the thirty-nine weeks ended October 31, 2021 compared to 26.6% in the thirty-nine weeks ended November 1, 2020. This decrease is primarily due to favorable leveraging on management labor and benefits and lower labor hours due to labor efficiency initiatives and hourly labor staffing shortages, partially offset by increases in the hourly labor costs and higher incentive compensation, including referral and retention incentives implemented during the second quarter of fiscal 2021.
Other store operating expenses
Other store operating expenses increased by $63,746, or 27.8%, to $292,883 in the thirty-nine weeks ended October 31, 2021 compared to $229,137 in the thirty-nine weeks ended November 1, 2020. The increase is primarily due to the impact of increased store weeks during the thirty-nine weeks ended October 31, 2021 on costs such as utilities, supplies, maintenance, and other services. These increases were offset somewhat by a $13,727 charge for impairment of long-lived assets and lease termination costs incurred during the thirty-nine weeks ended November 1, 2020. Other store operating expense as a percentage of total revenues decreased to 30.5% in the thirty-nine weeks ended October 31, 2021 compared to 71.8% in the thirty-nine weeks ended November 1, 2020. This decrease was due primarily to favorable sales leveraging on occupancy costs and utilities and the absence of any impairment charges in fiscal 2021.
General and administrative expenses
General and administrative expenses increased by $22,078, or 62.0%, to $57,665 in the thirty-nine weeks ended October 31, 2021 compared to $35,587 in the thirty-nine weeks ended November 1, 2020. The increase in general and administrative expenses was driven primarily by higher incentive compensation, salaries and benefits, professional fees, board fees, officer insurance, and share-based compensation. The third quarter of fiscal 2021 also includes a $3,230 severance obligation to the Company’s former Chief Executive Officer, who terminated his service in this position effective September 30, 2021. Effective near the end of March 2020, as a result of the impacts of the
COVID-19
pandemic, most of our corporate team members were furloughed, with reduced pay and benefits for the remaining team members for a twelve-week period, and board fees were temporarily suspended. Share-based compensation was also lower during that same time due to changes in performance stock unit expense.
Depreciation and amortization expense
Depreciation and amortization expense was relatively flat at $104,355 in the thirty-nine weeks ended October 31, 2021 compared to $104,896 in the thirty-nine weeks ended November 1, 2020. Increased depreciation due to our 2021 and 2020 capital expenditures for new stores, operating initiatives, games and maintenance capital, was offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $3,354 to $5,427 in the thirty-nine weeks ended October 31, 2021 compared to $8,781 in the thirty-nine weeks ended November 1, 2020 due to a decrease in the number of planned new store openings after construction was reduced as a result of impacts of the
COVID-19
pandemic which began during the first quarter of fiscal 2020.
Interest expense, net and Loss on debt extinguishment / refinancing
Interest expense, net increased by $19,480 to $41,971 in the thirty-nine weeks ended October 31, 2021 compared to $22,491 in the thirty-nine weeks ended November 1, 2020 due primarily to an increase in the weighted average effective interest rate, offset slightly by a decrease in average outstanding debt. In connection with the September 20, 2021 early extinguishment of a portion of the Notes, the Company recorded a loss on extinguishment of $2,829 during the third quarter of fiscal 2021. In connection with the October 27, 2020 debt refinancing, the Company recorded a charge of $904 during the third quarter of fiscal 2020. These events are explained further in Note 3 to the Unaudited Consolidated Financial Statements.

Provision (benefit) for income taxes
The effective tax rate for the thirty-nine weeks ended October 31, 2021, was 13.4%, compared to a benefit of 32.3% for the thirty-nine weeks ended November 1, 2020. The current year tax provision includes higher excess tax benefits associated with share-based compensation while the prior year was a tax benefit primarily due to the impact of the pre-tax
loss and the impact of the tax provisions within the CARES Act.
Liquidity and Capital Resources
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

•
negotiated with our landlords, vendors, and other business partners to temporarily reduce our lease and contract payments and obtain other concessions. During fiscal 2020, a total of 126 initial rent relief agreements related to our operating locations and corporate headquarters were initially executed, which generally provide for full deferral for three months beginning April 2020, with partial deferral continuing for periods of up to six months, at approximately 50% of those locations. As the
COVID-19
pandemic continued to impact our business into the fourth quarter, the Company renewed negotiations with the majority of these landlords in order to provide additional rent relief, generally seeking to delay or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements. The second phase of negotiations resulted in 99 additional rent relief agreements, the last of which were executed in the third quarter of fiscal 2021.

Although uncertainty persists surrounding
COVID-19,
particularly as a result of new variants of
COVID-19,
including the potential that a resurgence of
COVID-19
cases may continue, how long such a resurgence may last, how severe it may be, and what safety measures governments may impose in response to it, as well as how quickly customers will return to our stores, the Company has taken measures to provide sufficient liquidity to meet estimated cash flow needs and covenant compliance obligations for at least the next twelve months. All the Company’s stores were open and operating as of the end of the third quarter of fiscal 2021, and as of October 31, 2021, the Company had cash and cash equivalents of $27,005. We expect to spend between $95,000 and $100,000, net of payments from landlords in capital additions during fiscal 2021. On an ongoing basis, we will continue to pursue long-term operating efficiencies and other cost savings initiatives.
The Company is also taking measures to strengthen its financial position. During the third quarter of fiscal 2021, the Company redeemed $55,000 outstanding principal amount of the Notes, and subsequent to the end of our third quarter, the Company redeemed an additional $55,000 outstanding principal amount of the Notes. The early redemptions are expected to reduce net cash interest on the Notes by approximately $8,400 annually.
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
Concurrent and subject to the issuance of the Notes, the Company entered into a second amendment to its existing credit facility, which included relief from testing compliance with certain financial covenants until the last day of the fiscal quarter ending on May 1, 2022. During the financial covenant suspension period the Company is required to maintain a minimum liquidity (primarily availability under the credit facility) of $150,000. The second amendment extended the maturity date of the $500,000 revolving portion of the facility from August 17, 2022 to August 17, 2024, increased the interest rate spread to 4.00% during the financial covenant suspension period, and instituted a 1.00% utilization fee during that same time. The utilization fee is due at maturity. The financial covenant suspension period may end earlier, at the Company’s election, if certain predetermined financial covenant ratios are achieved. After the financial covenant suspension period, the interest rate spread ranges from 1.25% to 3.00%. The second amendment terminated the term loan portion of the credit facility, which triggered payment of $1,900 of lender debt costs associated with the first amendment.
On September 20, 2021, the Company redeemed $55,000 outstanding principal amount of the Notes. In connection with the early redemption of the Notes, the Company paid a prepayment premium of $1,650, plus accrued and unpaid interest to the date of redemption, pursuant to the terms of the indenture governing the Notes. Additionally, the early redemption of the Notes resulted in a loss on extinguishment of $1,179 related to a proportionate amount of unamortized issuance costs.
For the thirty-nine weeks ended October 31, 2021 and November 1, 2020, the Company’s weighted average interest rate on outstanding borrowings was 10.26% and 4.17%, respectively. The rate has increased due to the issuance of the Notes and the second amendment to the credit facility. As of October 31, 2021, we had letters of credit outstanding of $10,486 and an unused commitment balance of $489,514 under the revolving credit facility.
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
Dividends and Share Repurchases
As a result of the impacts to our business arising from the
COVID-19
pandemic, dividend payments are currently suspended, and the previously established share repurchase program was allowed to expire at the end of fiscal 2020.
Cash Flow Summary
The Company had cash and cash equivalents of $27,005 on October 31, 2021.
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
Cash flow from operating activities increased $230,252 in the thirty-nine weeks ended October 31, 2021 compared to the thirty-nine weeks ended November 1, 2020 driven primarily by the impact of approximately 2,600 more store weeks.
Investing Activities
— Cash flow from investing activities primarily reflects capital expenditures.

During the thirty-nine weeks ended October 31, 2021, the Company spent approximately $35,700 for new store construction and operating improvement initiatives ($27,900 net of payments from landlords), $12,800 for game refreshment and $15,000 for maintenance capital.
During the thirty-nine weeks ended November 1, 2020, the Company spent approximately $55,800 for new store construction and operating improvement initiatives ($47,100 net of payments from landlords), $9,500 for game refreshment and $7,300 for maintenance capital.
Financing Activities
— During the thirty-nine weeks ended October 31, 2021, the Company had net repayments of $60,000 of its revolving credit facility and a repayment related to the early extinguishment of $55,000 principal of the Notes. During the third quarter of fiscal 2020, the Company issued $550,000 of the Notes in a private offering, from which the proceeds, along with cash on hand, were used to pay debt issuance costs, the $255,000 balance of the term portion of the credit facility, and $463,000 of outstanding borrowings under the revolving portion of the credit facility. Prior to the offering and primarily during the first and second quarters of fiscal 2020, the Company received $95,750 of net proceeds from borrowings of debt and approximately $182,200 of net proceeds from the issuance of shares of our common stock.
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
LIBOR, with a LIBOR floor of 1.00%. Our interest rate swap agreements, with a combined notional amount of $350,000, convert one-month
LIBOR to a fixed interest rate of approximately 2.47% through August 17, 2022. At October 31, 2021,
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules
13a-15
and
15d-15
promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act
Rules 13a-15(f)
and
15d-15(f))
that occurred during our third quarter ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors
The Company is supplementing the Risk Factors previously disclosed in Item 1A of the Annual Report on Form
10-K
for the fiscal year ended January 31, 2021, (the “Annual Report”). The following risk factor should be read in conjunction with the Risk Factors disclosed in the Annual Report.
The Occupational Safety and Health Administration vaccine mandate for employers with more than 100 employees could have a material adverse impact on our business, financial condition, and results of operations.
On September 9, 2021, President Biden announced plans for the federal Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) mandating that all employers with more than 100 employees ensure their workers are either fully vaccinated against
COVID-19
or produce, on a weekly basis, a negative COVID test (the “vaccine mandate”). On November 4, 2021, OSHA issued the ETS, which will require covered employers to comply with the vaccine mandate beginning January 4, 2022 or face substantial penalties for non-compliance.
Currently, the implementation of the vaccine mandate has been blocked by a federal appeals court, subject to the resolution of ongoing litigation challenging the constitutionality of the rules. In addition to the vaccine mandate, it is possible that additional mandates may be announced by local jurisdictions that could impact our workforce and operations. Such mandates could result in increased labor attrition and disruption, as well as difficulty securing future labor needs, and could adversely impact our results of operations.
Although we cannot predict with certainty the impact that the potential vaccine mandate and any other related measures may have on our workforce and operations, these requirements and any future requirements may require significant managerial time and attention to implement, increase our operating costs, result in attrition, including attrition of key employees, and impede our ability to recruit and retain our workforce. These measures also may further disrupt the national supply chain, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 2.	Unregistered Sales of Equity Securities
There were no repurchases of our common stock under our share repurchase plan during the thirteen weeks ended October 31, 2021.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Transition and Separation Agreement and Release by and between Brian A. Jenkins and Dave & Buster’s Entertainment, Inc. and Dave & Buster’s Management Corporation.

10.2*	Interim CEO Letter Agreement by and between Kevin Sheehan and Dave & Buster’s Entertainment, Inc. and Dave & Buster’s Management Corporation.

10.3*	Form of Restricted Stock Unit Agreement by and between Kevin Sheehan and Dave & Buster’s Entertainment, Inc.

10.4*	Form of Restricted Stock Unit Agreement by and between Kevin Sheehan and Dave & Buster’s Entertainment, Inc.

31.1*	Certification of Kevin Sheehan, Interim Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Kevin Sheehan, Interim Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Scott J. Bowman, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Inline Taxonomy Extension Schema Document

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herein

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: December 7, 2021	By:	/s/ Kevin Sheehan
Kevin Sheehan
Interim Chief Executive Officer

Date: December 7, 2021	By:	/s/ Scott J. Bowman
Scott J. Bowman
Chief Financial Officer