Form 10-K
period 2022-01-30
Dave & Buster's Entertainment, Inc.
filed 2022-03-29
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED January 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File
No. 001-35664

Dave & Buster’s Entertainment, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2382255
(State of Incorporation)	(I.R.S. Employer ID)

1221 Beltline Rd., Coppell, Texas, 75019	(214) 357-9588
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	PLAY	NASDAQ Global Select Market
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
of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of common stock held by
non-affiliates,
based on the closing price of the last day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was approximately $1.6 billion.
The number of shares of Registrant’s Common Stock outstanding as of March 18, 2022 was 48,565,997.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on
Form 10-K.

DAVE & BUSTER’S ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM
10-K
FOR FISCAL YEAR ENDED JANUARY 30, 2022

FORWARD-LOOKING STATEMENTS
Matters discussed in this report and in other public disclosures, both written and oral, include “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “may,” “will,” “should,” “could,” “aims,” “intends,” or “projects,” and similar expressions, whether in the negative or the affirmative. You should not place undue reliance on forward-looking statements, which speak only as of the date of the report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risk and uncertainties discussed under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all forward-looking statements contained in this report and other public statements made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provision the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I

ITEM 1.	Business
Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a leading owner and operator of high-volume entertainment and dining venues (“stores”) that operate under the name “Dave & Buster’s.” We offer our customers the opportunity to “Eat Drink Play and Watch” all in one location. We provide our customers the most social, shareable fun, with high-quality food and beverages as well as interactive entertainment options for adults and families to enjoy together. We opened the first Dave & Buster’s store in Dallas, Texas in 1982, and as of January 30, 2022 (the last day of fiscal 2021), we owned and operated 144 stores located in 40 states, Puerto Rico and one Canadian province. Unless otherwise provided in this report, references to “Dave & Buster’s,” “we,” “us,” “our” or the “Company” refer to D&B Entertainment and its wholly owned subsidiaries and any predecessor entities.
Our fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. Fiscal 2021, 2020, and 2019 each contained 52 weeks. We refer to our fiscal years as 2021, 2020, and 2019 throughout this report.
COVID-19
Pandemic
In March 2020, a novel strain of coronavirus
(“COVID-19”)
outbreak was declared a global pandemic and a National Public Health Emergency. Shortly after the national emergency declaration, state and local officials began placing restrictions on businesses, some of which allowed
To-Go
or curbside service only while others limited capacity in the dining room or arcade (“Midway”). By March 20, 2020, all our 137 operating stores were temporarily closed. On April 30, 2020, our first store re-opened
to the public, and by the end of fiscal 2020, 107 of our 140 stores were open and operating in limited capacity. These stores were operating with a combination of limited menus, reduced dining room seating, reduced game availability in the Midway reduced operating hours and other restrictions referred to as “limited operations” or “operating in limited capacity.” The Company re-opened
the remaining 33 stores that had been temporarily closed by August 1, 2021, the end of the second quarter of fiscal 2021. During the fourth quarter of fiscal 2021, our two Canadian stores temporarily closed due to the resurgence, and shortly after the end of our fiscal year, these two stores re-opened
with limited operations. These developments have had a material adverse impact on the Company’s revenues, results of operations and cash flows for fiscal 2020, and during fiscal 2021, continued to have a significant impact on our business and results of operations. The ongoing effects of
COVID-19
and its variants, including, but not limited to, consumer behavior, capacity restrictions, mask and vaccination mandates, wage inflation, our ability to continue to staff our stores and disruptions in the supply chain, will impact our operating results and financial position. The impact to our operations has been most notable during the periods of greatest accelerating
COVID-19
case counts. We have incurred and will continue to incur additional costs to address government regulations and the safety of our team members and customers. The impacts of the
COVID-19
pandemic on our business are discussed in further detail throughout this Business section, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
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
Eat
We strive to differentiate our food with quality, flavorful offerings guided by an “Inspired American Kitchen” identity. This identity is rooted in enhanced flavors and quality ingredients across a condensed number of menu items that enables our customers to explore new flavors while offering a balanced selection of familiar dishes. Our menu also simplifies execution, and along with recent kitchen enhancements allows us to deliver dishes to customers hotter and faster to drive an improved customer experience. While our menu appeals to a broad spectrum of customers, we continue to evolve it to reflect the changing tastes of our customers, with options for full meals as well as grabbing an appetizer to share with friends. We deliver high-quality offerings, including a wide variety of starters, one-of-a-kind
burgers and handhelds, choice-grade steaks, pasta, and low calorie, vegetarian, and gluten friendly options. We believe our broad menu offers something for everyone and is appropriate for many different occasions. To ensure that we stay on-trend,
we update our menus regularly with new food items or limited time offers. Our food revenues, which include non-alcoholic
beverages, accounted for approximately 68% of our food and beverage revenues and approximately 22.7% of our total revenues during fiscal 2021.
Drink
Each of our locations also offers full bar service, including a variety of beers, hand-crafted cocktails, and premium spirits. We are focused on maintaining a streamlined beverage menu for ease of execution, while using quality ingredients including fresh juices, purees and house-made mixers. Beverage service is typically available throughout the entire store, allowing for multiple point of sale opportunities. We believe that our high margin beverage offering is complementary to each of the Eat, Play and Watch aspects of our brand. Our alcoholic beverage revenues accounted for approximately 32% of our total food and beverage revenues and approximately 10.8% of our total revenues during fiscal 2021.
Play
The games in our Midway are a key aspect of the Dave & Buster’s entertainment experience, which we believe is the core differentiating feature of our brand. The Midway in each of our stores is an area where we offer a wide array of amusement and entertainment options, some of which are exclusive to Dave & Buster’s on a permanent or temporary basis. Each of our stores typically has approximately 145 redemption and simulation games as well as our proprietary virtual reality platform. Most of our games are activated by game play credits on cards or other RFID devices (collectively, “Power Cards”). A customer purchases a Power Card with game play credits or “chips” at an automated kiosk, through our mobile application, or from one of our team members. Our amusement and other revenues accounted for approximately 66.5% of our total revenues during fiscal 2021. Redemption games, which represented approximately 72% of our amusement and other revenues in fiscal 2021, offer our customers the opportunity to win tickets that are redeemable at a retail-style space in our stores that we have branded WIN! with prizes ranging from branded novelty items to high-end
electronics. We believe this “opportunity to win” creates a fun and highly energized social experience that is an important aspect of the Dave & Buster’s in-store
experience and cannot be easily replicated at home. Many of our non-redemption
games, which include our virtual reality, video, and simulation offerings, can be played by multiple customers simultaneously and include some of the latest high-tech games that are commercially available. These games represented approximately 26% of our amusement and other revenues in fiscal 2021. Other amusements, including billiards and bowling, represented the remainder of our amusement and other revenues in fiscal 2021.
Watch
Sports-viewing is another key component of the entertainment experience at Dave & Buster’s. All our stores have multiple large screen televisions and high-quality audio systems providing customers with a venue for watching live sports and other immersive programming. For 62 of our stores, we have an enhanced Watch experience with huge cutting-edge LED “Wow Walls”, that differentiates Dave & Buster’s by delivering an elevated viewing experience and providing a platform for broader programming and marketing opportunities. Our “D&B Sports” areas offer an immersive viewing environment that provides customers with large, high- definition televisions, to watch community-focused sports programming and enjoy our full bar and food menu. We believe that we have created an attractive and comfortable environment that includes a differentiated and interactive viewing experience for customers, and our goal is to build awareness of D&B Sports as “the best place to watch sports” and the “only place to watch the games and play the games.”
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
The key elements that drive our total customer experience and help position us from a competitive standpoint include the following:
Strong, distinctive brand with broad customer appeal
. We believe that the multi-faceted customer experience of “Eat Drink Play and Watch” at Dave & Buster’s, supported by our extensive marketing reach has helped us create a widely recognized brand. We have a high degree of awareness of our brand as a dining and entertainment venue, and a broad customer appeal with an attractive target demographic. Our primary target is adults
21-39,
who make up over 60% of our customers. We focus primarily on the adult social occasion, which accounts for approximately 58% of our visits. We also appeal to families, who make up the remaining 42% of our visits.

Multi-faceted customer experience highlights our value proposition.
We believe that our combination of interactive games, attractive television viewing areas, high-quality dining, and full-service beverage offerings, delivered in a highly energized atmosphere, provides a multi-faceted customer experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. We aim to offer our customers a value proposition comparable or superior to many of the separately available dining and entertainment options. We are continuously working with game manufacturers and others to create new games and attractions that include content that is exclusively available at Dave & Buster’s on a permanent or temporary basis. Our new games in combination with new food and beverage offerings and focused attention to the customer experience help us to retain and generate customer traffic. Our value proposition is enhanced by marketing initiatives, including free game play that often features the introduction of our new games, Power Card dollar volume discounts, and Half-Price Game Play (every Wednesday, from open to close, we reduce the price of games in the Midway by one-half).
We believe these initiatives encourage customers to participate more fully across our broad range of food, beverage, and entertainment offerings.
Vibrant, contemporary store design that integrates entertainment and dining.
We continue to enhance the Dave & Buster’s brand through our store design. Our core store design provides a contemporary, engaging atmosphere for our customers with clearly differentiated spaces designed to convey the components of our customer value proposition: “Eat Drink Play and Watch.” The oversized graphics and images throughout the store are intended to communicate our brand personality by being fun, contemporary, and larger-than-life. The dining room décor includes booth and table seating and colorful artwork, often featuring local landmarks. Our WIN! area provides a retail-like environment where customers can redeem their tickets for prizes. We believe our D&B Sports area provides an attractive opportunity to market our broader platform to new and existing customers through a year-round calendar of programming and promotions tied to popular sporting events and sport-related activities. The large television screens, comfortable seating, a full menu of food and beverages and artwork often featuring images of local sports teams and sports icons help create what we believe to be an exciting environment for watching sports and other programming.
Strong history of growth.
We have a proven track record of improving operating results and expanding the footprint of our brand. While fiscal 2020 and fiscal 2021 were unusual years due to the impact of
COVID-19
on both revenues and margins, from fiscal 2015 to 2019, net income increased by $92.6 million, EBITDA margins increased by approximately 130 basis points and our Adjusted EBITDA Margins (both defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of
Operations—Non-GAAP
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
Financial Measures”).
Our entertainment offerings have low variable costs, generating a gross margin of 90.1% for fiscal 2021. With approximately 66.5% of our revenues from entertainment, we have less exposure than traditional restaurant concepts to food costs, which represented approximately 7% of our total revenues in fiscal 2021. Our business model generates strong cash flow that we can use to execute our growth strategy. We believe the combination of our operating income margins, our Store Operating Income Before Depreciation and Amortization Margins, our refined new store formats and the fact that our stores typically open with high volumes that drive margins in year one will help us achieve one-year
and five-year
cash-on-cash
return targets. Historically, our average
one-year
and five-year
cash-on-cash
returns were approximately 35% and 25%, respectively. We define and calculate cash-on-cash
returns for an individual store as (a) Store Operating Income Before Depreciation and Amortization, excluding pre-opening
expenses, national marketing expense allocation,
non-cash
charges related to asset disposals, currency transactions and changes in non-cash
deferred amusement revenue, divided by (b) our net development costs. Net development costs include equipment, building, leaseholds and site costs, net of tenant improvement allowances and other landlord payments, excluding pre-opening
costs and capitalized interest.
Commitment to customer satisfaction.
We aim to enhance our combination of food, beverage, and entertainment offerings through our service philosophy of providing a high quality and consistent customer experience through dedicated training and development of our team members and a corporate culture that encourages employee engagement.
Strategy
During the first half of fiscal 2021, we focused on the
re-opening
of our remaining stores after mandated shutdowns related to
COVID-19
during fiscal 2020, focusing on implementing our strategy to set us up for the next phase of growth in the latter half of the year. Our current strategy is built on the following key components:
Drive our comparable store sales.
We intend to differentiate our brand from other food and entertainment alternatives and drive our comparable sales, in a competitive landscape, through the following strategies:

•
Offer novel food
 & drink to bring people together.
Our current menu offerings are designed to provide a differentiated food and beverage offering based on an “Inspired American Kitchen” identity. We aim to improve overall food quality, and to offer a wide variety of items including starters and shareable items, one-of-a-kind
burgers and handhelds, choice-grade steaks, pasta, and low calorie, vegetarian, and gluten friendly options. We also plan to improve efficiency by simplifying execution, allowing us to deliver dishes hotter and faster to drive an improved customer experience. For our beverage offering, we plan to update the offering based on customer research, and plan to streamline the selection to improve execution efficiency. For both food and beverage, we aim to periodically introduce new items, and run limited time offers during key periods.

•
Offer the latest entertainment to enjoy together.
We believe that our Midway games are the core differentiating feature of the Dave & Buster’s brand and staying current with the latest offerings promotes trial and provides an exciting environment to enjoy games with friends and family, especially with the latest multiplayer games and challenges. We plan to continually update our games each year through development of innovative and proprietary games and the purchase of new games that will resonate with our customers and drive brand relevance due to a variety of factors, including their large scale, eye-catching
appearance, virtual reality features, association with recognizable brands or the fact that they cannot be easily replicated at home. We also intend to extend our programming capabilities by offering more curated content and creating a calendar of ongoing and one-time
events leveraging our investments in the best and latest audio-visual technology.

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

Invest in both our existing and new stores.
Beginning in fiscal 2022, the Company expects to commence a more robust investment program in targeted existing stores, including stores that have not had a major remodel in recent years. We also believe that the Dave & Buster’s brand has significant growth opportunities, as internal studies and third-party research suggests a total store potential in the United States and Canada in excess of 230 stores (including our 144 stores as of the end of fiscal 2021). In fiscal 2021, we opened five new stores, including one store that was relocated. We will maintain a moderate pace of new store openings in fiscal 2022 as our business recovers from the impact of
COVID-19.
Longer term, the number of openings will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, generate sufficient operating cash flows or utilize available cash to finance construction of leasehold improvements and pre-opening
costs, obtain necessary local governmental permits, and recruit and train management and hourly team members.
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
We currently operate stores varying in size from 16,000 to 70,000 square feet. To optimize sales per square foot and further enhance our store economics we currently utilize three basic formats when designing new stores. The target size of our future large format stores is expected to be between 30,001 and 45,000 square feet, the target size of our future medium format stores is expected to be between 25,001 and 30,000 square feet while our small format stores are below 25,001 square feet. As of January 30, 2022, we operated 112 large format stores, 21 medium format stores and 11 small format stores.
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
Our Culture
In our stores and at our store support center, we are committed to being fun creators. Our team members share a deep commitment to four culture pillars that describe the relationships our team members have with our customers and each other. We are devoted to our “You Got It” service philosophy that calls us to provide exceptional service to our customers and to each other every day. Our “Play Your Heart Out” attitude encourages intensity, hard work, and having fun. We firmly believe we are “Better Together,” and through this culture pillar we encourage inclusivity, teamwork, and good judgment. Finally, we encourage all team members to be “Game Changers” committed to innovation, embracing change, and continuous learning and growth.

Our Team
At January 30, 2022, we employed 13,783 team members, consisting of 197 store support, 102 dedicated special events sales force, 1,090 store management, and 12,394 store hourly. Included in our total team members are 186 store hourly team members on leave while the Company’s two Canadian stores were temporarily closed at the end of fiscal 2021.
Our Better Together culture pillar binds us to a shared commitment to attract, retain, engage, and develop a team that mirrors the diversity of the customers we serve. We strive to provide inclusive fun for all, and we believe our commitment to diversity, equity and inclusion promotes teamwork to achieve our common goals, helps our team members reach their highest potential at work, enables our team members to make better decisions to serve all our stakeholders, and fuels innovation. Racial minorities make up over 61% of our U.S. workforce, and we are proud of our diversity, which is summarized below:

	Male	Female	Total
White	19.7%	18.7%	38.4%
Hispanic	15.8%	13.3%	29.1%
Black or African American	14.8%	13.0%	27.8%
Asian/American Indian/Pacific Islander	2.3%	1.8%	4.1%
Two or more races	0.4%	0.2%	0.6%

Total	53.0%	47.0%	100.0%

In fiscal 2021, we strengthened our commitment to diversity, equity, and inclusion. Among other key accomplishments, we:

•
progressed on our goals to improve representation of women and team members who are black, indigenous or people of color (BIPOC) in our corporate and field leadership each by 33% before the end of FY2025;

•	completed system-wide diversity, equity, and inclusion training;

•	emphasized our commitment to diversity and belonging throughout the year in internal and external communications, including social media;

•	achieved scores for overall engagement, diversity, inclusion, and fair treatment on our semi-annual Gallup Engagement Survey that exceeded the average for our industry and for all U.S. employers; and

•	were named to Forbes’ 2021 lists of America’s Best Large Employer, Best Employers for Diversity, and Best Employers for Women.
In addition to our focus on improving diversity, equity, and inclusion, the ongoing
COVID-19
pandemic continued to demand heightened focus on health and safety for our team members and our customers throughout fiscal 2021. Health and safety have always been a top priority for our Company, but in response to the pandemic, we implemented several changes for the protection of our team members and our customers that have included, among other precautions, installing multiple sanitation stations in all stores, dedicating staff to cleaning stores, requiring face masks during surges in case counts, and requiring vaccinations where required by state or local law. Our cross-functional
COVID-19
response team continues to assess the latest guidance from local, state and federal health agencies, and we update our safety protocols in real time as government mandates change in the various jurisdictions where we have operations.
We believe our culture, policies, and labor practices contribute to strong engagement with our team members. In particular, our leaders work to develop and maintain strong communications and relationships with our team members.

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
Our Store Teams
Our typical store team consists of a General Manager supported by an average of six to seven additional management positions per store. Management team members handle various departments within the store including responsibility for hourly team members. A typical store employs approximately 86 hourly team members, most of whom work part-time. This is less than our pre-COVID
store average of 110 due in part to an increase in average weekly hours worked by our team members as well as a new but still-evolving labor model that leverages our technology investments and requires slightly less management and/or hourly positions than historical levels.
The General Manager and the management team are responsible for the day-to-day
operation of the store, including the hiring, training, and development of team members, as well as financial and operational performance. There is a defined structure of development and progression of job responsibilities within the supporting management positions to ensure that an adequate succession plan exists within each store. Each store is overseen by a Regional Operations Manager, Regional Operations Director, Senior Regional Operations Director or Vice President of Operations (collectively, “Regional Management”) who directly or indirectly report to our Chief Operating Officer. We are proud of our store leadership teams’ experience and carefully monitor store management team retention rates, which for us has consistently tracked in the top quartile of the upscale casual dining industry.
During the
COVID-19
pandemic recovery period, to comply with various federal, state and local guidelines and in response to changing customer levels, our stores operated with reduced hours of operation. Generally, our stores have returned to pre-pandemic operating hours and are open seven days a week, typically from 11:00 a.m. to midnight, with some stores open for extended hours on weekends.
Attracting Talent
We seek to hire experienced leaders and team members and offer competitive wage and benefit programs. We offer performance-based compensation programs to our store management and store support center employees. In addition to salaries, these programs (which vary by employee level) include, among other items, bonuses, stock awards, and various employee assistance programs. In addition, our salaried and hourly team members are also eligible to participate in a 401(k) plan, medical/dental/vision insurance plans and receive vacation/paid time off based on tenure.
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
We strive to maintain quality and consistency in each of our stores through the careful training and supervision of our team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, safety protocols, game playability and maintenance of our stores. We provide new team members with comprehensive orientation and one-on-one
training for their positions to help ensure they meet our high standards. New team members are trained by partnering with a trainer to assure that the training and information they receive is complete and accurate. Team members are certified for their positions by passing a series of tests, including alcohol awareness and responsibility training for service team members.
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
In addition, we strongly encourage team members to give back to the communities we serve. Although our Company invests time and resources in many charitable causes, we have two main causes we focus our efforts to support. The first is our long-standing partnership with
Make-A-Wish,
which we have proudly supported in a national partnership since April 2012. To date, we have given over $15.0 million to this worthy cause, and we participate in several events throughout the year both in our stores and at our store support center to raise money for
Make-A-Wish.
We also volunteer our time and talents.
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
Advertising and Marketing
We use advertising and marketing to build awareness and strengthen our brand relevance. We spent approximately $32.2 million in marketing efforts in fiscal 2021, $21.1 million in fiscal 2020, and $44.8 million in fiscal 2019. During fiscal 2020, due to the temporary closures, capacity restrictions and other operating limitations imposed in response to the
COVID-19
pandemic, we substantially curtailed national cable television media, which continues to be the largest portion of our advertising and marketing spend. In the future, we plan to shift some funding to other forms of media, including investments in social and digital video, and test new types of programmatic display and digital audio. To enhance our marketing efforts, we also conduct digital initiatives including search engine marketing and optimization, mobile campaigns, and website improvements. We also execute periodic promotions, create in-store
point-of-purchase
materials and execute local marketing plans to address specific objectives in individual stores or markets. We work with external advertising, digital, media and design agencies in the development and execution of these programs.
We have recently invested in developing and implementing new technology platforms that will allow us to digitally engage with our customers and team members and strengthen our marketing and analytics capabilities in an increasingly connected society. While our investment efforts were significantly curtailed during fiscal 2020 due to the
COVID-19
pandemic, our efforts were renewed during the second half of fiscal 2021. Central to this effort is continued investment in our mobile application platform, which is used to enhance existing customer satisfaction and attract new customers by providing periodic exclusive offers and discounts and providing a convenient way to purchase Power Cards. During the fourth quarter of fiscal 2021, we launched an enhanced loyalty program. The Dave & Buster’s Rewards Program is a customer recognition program that rewards members primarily for their game chips played. Eligible members have the ability to level-up
by playing game chips, and members are rewarded with free game play or food offers based on their level. We expect that as our loyalty program grows it will be an important method of maintaining customers’ connection with our brand and further drive customer satisfaction.
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
Our managers have daily routines focused on driving consistent execution in food, beverage, and amusements. We utilize a customized food and beverage analysis program that determines the theoretical food and beverage costs for each store and provides additional tools and reports to help us identify opportunities, including waste management. In addition to our own routines, we leverage a third-party vendor to help ensure quality beverage operations, responsible alcohol service and loss prevention. Our workforce management platform also allows management to quickly add or reduce labor based on real-time business needs and historically assisted our managers in optimizing hourly labor based on anticipated sales volumes. Our amusement team uses a proprietary system that is supported by a mobile application that identifies amusement issues and needed repairs to help ensure our games are operational and meeting our ideal playing standard. Complementing this program is our routine preventative maintenance program, designed to prevent game failure and extend the functionality of our games. Consolidated reporting tools for the key drivers of our business are provided to our Regional Management to identify and troubleshoot any systemic issues.
During 2019, we invested in connectivity and data infrastructure to modernize and upgrade the capacity of our store systems, continued work on new, customer-facing digital experiences, such as the launch of our new mobile application that supports in-store
and off premise amusement entertainment, and deployed hand-held point-of-sale
devices to a limited group of stores. Our investment efforts were significantly curtailed during fiscal 2020 due to the impacts of the
COVID-19
pandemic, but we renewed our investment in fiscal 2021, deploying hand-held point-of-sale
devices to the remainder of our stores.
We accept electronic payment cards from our customers for payment in our stores. We also receive and maintain certain personal information about our customers and team members. We have systems and processes in place that focus on the protection of our customers’ credit card information and other private information we are required to protect, such as our employees’ personal information. Our existing cyber security policy includes cyber security techniques, tactics, and procedures, including continuous monitoring and detection programs, network protections, employee training and awareness and incident response preparedness. In addition, we periodically scan our environment for any vulnerability, perform penetration testing and engage third parties to assess effectiveness of our data security practices. We utilize a voluntary tool to help manage privacy risk by independently benchmarking our cyber security program to the NIST Cybersecurity Framework, using an independent third party, and we share the results of our annual audit with our Audit Committee.
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
Foreign Operations
We own and operate two stores outside of the United States in the Canadian province of Ontario. These stores generated revenues of approximately $6.9 million, $2.9 million, and $18.6 million in fiscal 2021, 2020, and 2019, respectively, representing approximately 0.5%, 0.7%, and 1.4%, respectively, of our consolidated revenues. During fiscal 2021 and fiscal 2020, our Canadian stores were only able to operate a combined 48 and 39 weeks, respectively. Throughout the
COVID-19
pandemic, Canada’s health restrictions have consistently been more stringent than the United States. These restrictions include closure, capacity limits, vaccination mandates, and face mask requirements, among others. At January 30, 2022, less than 2.0% of our long-lived assets were located outside of the United States.
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

During fiscal 2020 and the first half of fiscal 2021, results also fluctuated due to the timing and frequency of temporary closures and operating restrictions as a result of state and local guidelines imposed due to the
COVID-19
pandemic.
Suppliers
The principal goods used by us are redemption game prizes and food and beverage products, which are available from a number of suppliers. We currently purchase a significant amount of our amusement merchandise through a direct import program, a program in which we purchase WIN! merchandise and certain furniture directly from offshore manufacturers. We are a large buyer of traditional and amusement games and as a result believe we receive discounted pricing arrangements. Federal and state health care mandates and mandated increases in the minimum wage and other macro-economic pressures could have the repercussion of increasing expenses, as suppliers may be adversely impacted and seek to pass on higher costs to us.
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
Government Regulation
We are subject to a variety of federal, state and local laws affecting our business. For a discussion of the risks and potential impact on our business of a failure by us to comply with applicable laws and regulations, see “Item 1A. Risk Factors.” Each of our stores is subject to permitting and licensing requirements and regulations by a number of government authorities, which may include, among others, alcoholic beverage control, health and safety, sanitation, environmental, labor and zoning. The development and construction of new stores is subject to compliance with applicable zoning, land use and environmental regulations. We must comply with laws and regulations relating to consumer protection, fair trade practices, and the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are also subject to federal, state, and local laws that govern health benefits, employment practices and working conditions, including minimum wage rates, wage and hour practices, gratuities, overtime, various family leave mandates, discrimination and harassment, immigration, workplace safety and other areas. In California, we are subject to the Private Attorneys General Act, which authorizes employees to file lawsuits to recover civil penalties on behalf of themselves, other employees, and the State of California for labor code violations. We must comply with laws relating to information security, consumer credit protection and fraud, and data privacy laws and standards for the protection of personal and health information.
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
The
COVID-19
pandemic had a material adverse impact on our business in fiscal 2020, and, during fiscal 2021, continued to have a significant adverse impact on our business and results of operations. At the peak of the
COVID-19
outbreak, all our stores were closed. As stores
re-opened,
the Company experienced same-store sales declines due to modified operating hours, occupancy restrictions, and reduced customer traffic. While nearly all our stores have now re-opened,
we expect that our operations will continue to be impacted by the continuing effects of
COVID-19,
including resurgences and variants of the virus. It remains difficult to predict the full impact of the
COVID-19
pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent. Social distancing, telecommunicating and reductions in travel may become the new normal. In addition, the
COVID-19
pandemic has required and may continue to require us to make controversial decisions about precautionary measures, such as vaccinations, showing proof of vaccinations and face coverings, that could impact our results, including by impacting our brand, our employee retention and satisfaction, and the willingness of customers to patronize our stores. All these conditions could fundamentally impact the way we work and the services we provide and could have continuing adverse effects on our results of operations, cash flows and financial condition. Prolonged volatility or significant disruption of global financial markets due in part to the
COVID-19
pandemic could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, and impede our ability to comply with our recently re-instated
debt covenants or our ability to obtain additional waivers or amendments, if necessary, and the Company could also incur additional impairment charges of our long-lived assets or impairments of goodwill or other intangibles, which may have a significant or material impact on our financial results.
The extent to which the current or future outbreaks of disease or similar public health threats materially and adversely impact our business, results of operations, liquidity and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread of variants and duration of the virus, the severity of the disease and the mitigating and remedial actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can be maintained or resumed cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of any pandemic on us or our suppliers, third-party service providers, and/or customers.
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
E-commerce
or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, big box shopping centers and entertainment centers. A decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our locations could negatively affect our sales. In addition, desirable sites for the relocation of existing stores may not be available at an acceptable cost, due in part to the inability to easily terminate a long-term lease.
Consumers’ health and dietary preferences are continually changing. As a result, we are challenged to evolve our food and beverage menu offerings to appeal to these changing customer preferences, while maintaining our brand character and retaining popular menu items. New information or changes in dietary, nutritional, allergen or health guidelines or environmental or sustainability concerns, whether issued by governmental agencies, academic studies, advocacy organizations or similar groups, may cause some groups of consumers to select foods other than those that are offered by our stores. Additionally, it is unclear currently if the
COVID-19
pandemic may have a lasting impact on consumer demand. If we fail to anticipate changing trends or other consumer preferences, our business, financial condition and results of operations would be adversely affected.
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
®
, Twitter
®
and Instagram
®
to attract and retain customers. We also test new technology platforms to improve our level of digital engagement with our customers and employees to help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement. Our inability to effectively use and monitor social media could harm our marketing efforts as well as our reputation, which could negatively impact our sales and financial performance.
We may not be able to compete favorably in the highly competitive out-of-home
and home-based entertainment and restaurant markets, which could have a material adverse effect on our business, results of operations or financial condition.
The
out-of-home
entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home
entertainment, including localized attraction facilities such as movie theatres, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, nightclubs, and restaurants as well as theme parks. Many of the entities operating these businesses are larger and have significantly greater financial resources, have a greater number of stores, have been in business longer, have greater name recognition and are better established in the markets where our stores are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our stores. The legalization of casino gambling in geographic areas near any current or future store and the expanded availability of online sports betting could also have a material adverse effect on our business and financial condition. We also face competition from local, regional, and national establishments that offer similar entertainment experiences to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery. Our failure to compete favorably in the competitive out-of-home
and home-based entertainment and restaurant markets could have a material adverse effect on our business, results of operations and financial condition.
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
Negative publicity may also result from criminal incidents, data privacy breaches, scandals involving our employees or operational problems at our stores. Regardless of whether the allegations or complaints are valid, unfavorable publicity related to one or more of our stores could affect public perception of the entire brand. Even incidents at similar businesses such as restaurants, our competitors, or in the supply chain generally could result in negative publicity that could indirectly harm our brand. If one or more of our stores were the subject of unfavorable publicity and we are unable to quickly and effectively respond to such reports, our overall brand could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.
There has been a significant increase in the use of social media and similar platforms, including weblogs (blogs), social media websites and other forms of internet-based communications that allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase and may act on such information without further investigation or authentication. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity exists for dissemination of information, including inaccurate information, to spread quickly. Inaccurate or adverse information concerning our Company may be posted on such platforms at any time. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also may be used for dissemination of trade secret information, compromising valuable company assets. In summary, the dissemination of information via social media and similar platforms may harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The inappropriate use of social media vehicles by our customers or employees could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation.
Further, if we are not effective in addressing social and environmental responsibility matters or achieving relevant sustainability goals, consumer trust in our brand may suffer. Consumer demand for our products and our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, which would likely result in lower revenues.

We are subject to risks associated with leasing space subject to long-term, non-cancelable
leases, and risks related to renewal.
We typically do not own real property for long periods. Payments under our non-cancelable,
long-term operating leases account for a significant portion of our operating expenses and we expect the new stores we open in the future will also be predominantly leased. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the stores on the leased premises once certain thresholds are met. We generally cannot cancel these leases without substantial economic penalty. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligation under the applicable lease, including, among other things, paying the base rent for the remainder of the lease term. We depend on cash flow from operations to pay our lease obligations. If our business does not generate adequate cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our existing credit facility, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges, or fund other liquidity and capital needs, all of which could have a material adverse effect on us.
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
Our financial performance and the ability to successfully implement our strategic direction could be adversely affected if we fail to retain, or effectively respond to a loss of, key management.
Our future success is substantially supported by the contributions and abilities of senior management, including key executives and other leadership team members. Changes in senior management could expose us to significant changes in strategic direction and initiatives. A failure to maintain appropriate organizational capacity and capability to support leadership excellence or a loss of key skill sets could jeopardize our ability to meet our business performance expectations and growth targets. Although we have employment agreements with all members of senior management, we cannot prevent members of senior management from terminating their employment with us. The departure of a member of senior management and/or the failure to ensure an effective transfer of knowledge and a smooth transition upon such departure may be disruptive to the business and could hinder our strategic planning and execution.
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
The covenants in the credit facility are generally more restrictive than the covenants in the indenture governing the senior secured notes and place certain limitations on our ability to: incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. In addition, after the financial covenant suspension period, our credit facility requires us to comply with a total leverage ratio that is no greater than the applicable financial covenant level and a fixed charge ratio that is no greater than 1.25:1.00, which are each tested as of the last day of each fiscal quarter.
Events beyond our control, including the impact of
COVID-19,
may affect our ability to comply with our covenants. If we default under the credit facility or the indenture governing the senior secured notes, because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure that we will be able to comply with our covenants under the credit facility, or the indenture governing the senior secured notes or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under the revolving credit loans provided under the credit facility to suspend commitments to make any advance, or require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under the credit facility or the indenture governing the senior secured notes, we may need additional financing to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on commercially reasonable terms, or at all. We cannot assure that we would have sufficient funds to repay outstanding amounts under the credit facility or the indenture governing the senior secured notes and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

The success of our longer-term growth strategy depends in part on our ability to open and operate new stores profitability, and on our ability to optimize our existing stores.
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
Our long-term growth strategy depends, in part, on our ability to remodel existing stores in a manner that achieves appropriate returns on our capital investment. A robust store remodel program will require significant capital investment, based on the condition of each store as well as other factors, including the optimization of the size and layout of our existing stores to ensure maximum space utilization. Pursuing the wrong remodel and any delays, cost increases, disruptions or other uncertainties related to those opportunities could adversely affect our results of operations.
Risks Related to Information Technology and Cyber Security
Information technology system failures or interruptions may impact our ability to effectively operate our business.
We rely heavily on various information technology systems, including point-of-sale,
kiosk and amusement operations systems in our stores, data centers that process transactions, communication systems and various other software applications used throughout our operations. Some of these systems have been internally developed or we rely on third party providers and platforms for some of these information technology systems and support. Although we have operational safeguards in place, those technology systems and solutions could become vulnerable to damage, disability, or failures due to theft, fire, power outages, telecommunications failure or other catastrophic events. Any failure of these systems could significantly impact our operations. We rely on third-party service providers for certain key elements of our operations including credit card processing, telecommunications, and utilities. Our reliance on systems operated by third parties also presents the risk faced by the third party’s business, including the operational, cyber security, and credit risks of those parties. If those systems were to fail or otherwise be unavailable, and we were unable to timely recover, we could experience an interruption in, or other material adverse effect on, our operations.
Cyber security breaches or other privacy or data security incidents that expose confidential customer, personal employee or other material, confidential information that is stored in our information systems or by third parties may adversely impact our business.
Many of our information technology systems (and those of our third-party business partners, whether cloud-based or hosted in proprietary servers), including those used for point-of-sale,
web and mobile platforms, mobile payment systems and administrative functions including time and attendance reporting and payroll processing, contain personal, financial, or other information that is entrusted to us by our customers and team members. Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and initiatives. A cyber incident (generally any intentional or unintentional attack that results in unauthorized access resulting in disruption of systems, corruption of data, theft or exposure of confidential information or intellectual property) that compromises the information of our customers or employees could result in widespread negative publicity, damage to our reputation, a loss of customers, , additional costs, litigation claims, legal or regulatory proceedings, fines or penalties, remediation costs, a negative impact on team member morale, or other impacts to our business.

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
We have been and likely will continue to be, the target of cyber and other security threats. If in the future, we experience a security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims, and such claims, lawsuits or other proceedings could have a material and adverse effect on our operations, results of operations, and financial condition.
Compliance with cybersecurity, privacy and similar laws may involve significant cost and any failure to comply could adversely affect our business, reputation, and results of operations.
The regulatory environment surrounding information security, privacy, and other matters involving consumer protection is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements can be costly and time-consuming and the costs could adversely impact our results of operations due to necessary system changes and the development of new administrative processes. The California Consumer Privacy Act of 2018, for example, provides a private right of action for data breaches and requires companies that process information about California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Security breaches could also result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. We are required to maintain the highest level of Payment Card Industry (“PCI”) Data Security Standard compliance at our store support center and stores. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept or lose our ability to accept those payment cards. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information.
Risks Related to the Restaurant and Entertainment Industries
Our success depends upon our ability to recruit and retain qualified store management and operating personnel while also controlling our labor costs.
We must continue to attract, retain, and motivate qualified management and operating personnel to maintain consistency in our service, hospitality, quality, and atmosphere of our stores, and to also support future growth. Adequate staffing of qualified personnel is a critical factor impacting our customers’ experience in our stores. Our ability to attract and retain qualified management and operating personnel has become more challenging due to an increasingly competitive job market and difficult pandemic-related operating demand. If we are unable to attract and retain a satisfactory number of qualified management and operating personnel, labor shortages could delay the planned openings of new stores or adversely impact the operation of our existing stores. Any such delays, material increases in employee turnover rates in existing stores or widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Increased competition for qualified employees caused by a shortage in the labor pool exerts upward pressure on wages and benefits paid to attract and retain such personnel, resulting in higher labor costs, together with greater recruitment and training expense.
Our revenues and operating results may fluctuate significantly due to various risks and unforeseen circumstances, including increases in costs, seasonality, weather, acts of violence or terrorism and other factors outside our control.
Certain of the regions in which our stores are located have been, and may in the future be, subject to natural disasters, such as earthquakes, floods, and hurricanes. Depending upon its magnitude, a natural disaster could severely damage our stores, which could adversely affect our business, results of operations or financial condition. Our store support center, company-owned distribution center, game repair facility and our data center, as well as our backup data facility, are all located in the Dallas, Texas area. A natural or man-made
disaster could significantly impact our ability to provide services and systems to our stores. We currently maintain property and business interruption insurance through the aggregate property policy for each of our stores.
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
Our operating results may fluctuate significantly due to seasonal factors. Typically, our third quarter, which encompasses the back-to-school
fall season, has historically had lower revenues compared to other quarters. Revenues associated with the spring and year-end
holidays are typically higher. As a result, factors affecting peak seasons could have a disproportionate effect on our results. For example, the number of days between Thanksgiving and New Year’s Day and the days of the week on which Christmas and New Year’s Eve fall affect the volume of business generated during the December holiday season and can affect our results for the full fiscal year. In addition, unfavorable weather conditions during the winter and spring seasons could have a significant adverse impact on our results. During fiscal 2020, results also fluctuated due to the timing and frequency of temporary closures and operating restrictions due to state and local guidelines imposed due to the
COVID-19
pandemic. We have continued to see similar fluctuations with the impact of each variant of
COVID-19,
including the Delta and Omicron variants in fiscal 2021, and may continue to see impact in fiscal 2022 and future fiscal years due to new, yet unidentified variants.
Our operations are susceptible to the changes in cost and availability of commodities and other products, which could negatively affect our operating results.
Our profitability depends in part on our ability to anticipate and react to changes in commodity and other product costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, product availability, recalls of food products, disruption of our supplier manufacturing and distribution processes due to public health crises or pandemics, and seasonality, may affect our commodity costs or cause a disruption in our supply chain. We have multiple short-term supply contracts with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our stores, we may be unable to replace the suppliers in a short period of time on acceptable terms or at all, which could increase our costs, cause shortages of food and other items at our stores and cause us to remove certain items from our menu. Changes in the price or availability of commodities for which we do not have short-

term supply contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with other suppliers. Other than short-term supply contracts for certain food items, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies. Also, the unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. Further, a significant percentage of our WIN! merchandise inventory is directly or indirectly sourced outside the United States and changes in trade policy and tariffs could negatively impact our costs. If we pay higher prices for food or other product costs, our operating costs may increase, and, if we are unable to adjust our purchasing practices or pass any cost increases on to our customers, our operating results could be adversely affected.
Our procurement of new games and amusement and entertainment offerings is contingent upon availability, and in some instances, our ability to obtain licensing rights.
Our ability to continue to procure new games, amusement and entertainment offerings, and other entertainment-related equipment is important to our business strategy. The number of suppliers from which we can purchase games, amusement offerings and other entertainment-related equipment is limited. To the extent the number of suppliers declines, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation and other associated risks. We may not be able to anticipate and react to changing amusement offerings cost by adjusting purchasing practices or game prices, and a failure to do so could have a material adverse effect on our operating results. In addition, any decrease in availability of new amusement offerings that appeal to customers could lead to decreases in revenues as customers negatively react to a lack of new game options.
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
We are also subject to amusement licensing and regulation by the states, counties, and municipalities in which our stores are located, due to operating certain entertainment games and attractions, including skill-based games that offer redemption prizes. These laws and regulations can vary significantly by state, county, and municipality and, in some jurisdictions, may require us to modify our business operations or alter the mix of redemption games and simulators we offer. Moreover, as more states and local communities implement legalized gambling, the laws and corresponding enabling regulations may also be applicable to our redemption games and regulators may create new licensing requirements, taxes or fees, or restrictions on the various types of redemption games we offer. Furthermore, other states, counties and municipalities may make changes to existing laws to further regulate legalized gaming and illegal gambling. Adoption of these laws, or adverse interpretation of existing laws, could require our existing stores in these jurisdictions to alter the mix of games, modify certain games, limit the number of tickets that may be won by a customer from a redemption game, change the mix of prizes that we may offer at our WIN! area or terminate the use of specific games, any of which could adversely affect our operations. If we fail to comply with such laws and regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our financial results.
We are subject to extensive laws and regulations and failure to comply with existing or new laws and regulations could adversely affect our operational efficiencies, cost structure and talent availability.
During fiscal 2020 and fiscal 2021, many of our stores were unable to operate or had limited operations due to guidelines and restrictions put in place by federal, state, and local governments in response to the
COVID-19
pandemic. We have also experienced an adverse impact on our customer frequency due to government masking and vaccination restrictions in certain jurisdictions.
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
Compliance with these laws and regulations and future new laws or changes in laws or regulations that impose additional requirements can be costly. Any failure or perceived failure to comply with these laws or regulations could result in, among other things, revocation of required license, administrative enforcement actions, fines, civil and criminal liability, and/or closure of stores. We could also be strictly liable, without regard to fault, for certain environmental conditions at properties we formerly owned or operated as well as at our current properties. Further, more stringent and varied requirements of local and state governmental bodies with respect to zoning, land use, and environmental factors could delay or prevent development of new stores in certain locations.

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
We believe it is becoming increasing likely that the United States federal government will significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under federal law. Should this happen, other jurisdictions that have historically mandated higher wages and greater benefits than what is required under federal law may seek to further increase wages and mandated benefits. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other team members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increases and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction, and services to offset their increasing labor costs. We may not be able to partially or fully offset cost increases resulting from changes in minimum wage rates by increasing menu or game prices, improving productivity, or through other adjustments, and our business, results of operations and financial condition could be adversely affected. Moreover, although none of our employees have been or are now represented by any unions, labor organizations may seek to represent certain of our employees in the future, and if they are successful, our payroll expenses and other labor costs may be increased in the course of collective bargaining, and/or there may be strikes or other work disruptions that may adversely affect our business.
We face potential liability with our gift cards under the property laws of some states.
Our gift cards, which may be used to purchase food, beverages, merchandise, and game play credits in our stores, may be considered stored value cards. Certain states include gift cards under their abandoned and unclaimed property laws and require companies to remit to the state cash in an amount equal to all or a designated portion of the unredeemed balance on the gift cards based on certain card attributes and the length of time that the cards are inactive. To date we have not remitted any amounts relating to unredeemed gift cards to states based upon our assessment of applicable laws.
The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards is complex, involving an analysis of constitutional and statutory provisions and factual issues. In the event one or more states change their existing abandoned and unclaimed property laws or successfully challenge our position on the application of its abandoned and unclaimed property laws to our gift cards, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.
Our Power Cards may raise similar concerns to gift cards in terms of the applicability of state abandoned and unclaimed property laws. However, based on our analysis of abandoned and unclaimed property laws, we believe that our Power Cards are not stored value cards and such laws do not apply, although there can be no assurance that states will not take a different position, which may have an adverse effect on our results of operations and financial condition.

Litigation, including allegations of illegal, unfair, or inconsistent employment practices, may adversely affect our business, results of operations or financial condition.
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
We are also subject to “dram shop” statutes in certain states in which our stores are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. Also, adverse publicity resulting from these allegations may materially adversely affect our stores and us.
Failure to adequately protect our intellectual property could harm our business.
We regard our intellectual property as having significant value and being important to our marketing efforts. We use a combination of intellectual property rights, such as trademarks and trade secrets, to protect our brand and certain other proprietary processes and information material to our business. The success of our business strategy depends, in part, on our continued ability to use our intellectual property rights to increase brand awareness and further develop our branded products in both existing and new markets. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. If third parties misappropriate or infringe our intellectual property, the value of our image, brand and the goodwill associated therewith may be diminished, our brand may fail to achieve and maintain market recognition, and our competitive position may be harmed, any of which could have a material adverse effect on our business, including our revenues. Policing unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the violation or misappropriation of such intellectual property rights by others. To protect our intellectual property, we may become involved in litigation, which could result in substantial expenses, divert the attention of management, and adversely affect our revenue, financial condition and results of operations.
We cannot be certain that our products and services do not and will not infringe on the intellectual property rights of others. Any such claims, regardless of merit, could be time-consuming and expensive to litigate or settle, divert the attention of management, cause significant delays, materially disrupt the conduct of our business, and have a material adverse effect on our financial condition and results of operations. We could also be required to pay a substantial damage award, take a royalty-bearing license, discontinue the use of third-party products used within our operations and/or rebrand our products and services as a result of any such claims.

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

•	the inability of our stockholders to call a special meeting of stockholders;

•	requirement that special meetings of our stockholders be called only upon the request of a majority of our Board of Directors or our Chief Executive Officer;

•	the absence of cumulative voting in the election of directors, which may limit the ability of minority stockholders to elect directors; and

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
Public companies in the restaurant industry have been the target of unsolicited takeover proposals in the past. In the event that a third party, such as a competitor, private equity firm or activist investor makes an unsolicited takeover proposal or proposes to change our governance policies or board of directors or makes other proposals concerning the Company’s ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and employees and may require us to expend significant time and resources away from our primary operations. Such proposals may create uncertainty for our employees, additional risks and uncertainties with respect to the Company’s financial position, operations, strategies, and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties as to our future direction also may adversely affect the market price and volatility of our securities.

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
Our actual operating and financial results in any given period may differ from guidance we provide to the public, including our most recent public guidance.
From time to time, in press relates, SEC filings, public conference calls and other contexts, we have provided guidance to the public regarding current business conditions and our expectations for our future financial results. We expect that we will provide guidance periodically in the future. Our guidance is based upon a number of assumptions, expectations, and estimates that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In providing our guidance, we also make various assumptions with respect our future business decisions, some of which will change. Our actual financial results, therefore, may vary from our guidance due to our inability to meet the assumptions upon which our guidance is based and the impact on our business of various risks and uncertainties described in these risk factors and in our public filings with the SEC. Variances between our actual results and our guidance may be material. To the extent that our actual financial results do not meet or exceed our guidance, the trading prices of our securities may be materially adversely affected.
General Risk Factors
Changes in tax laws and resulting regulations could result in changes to our tax provisions and subject us to additional tax liabilities that could materially adversely affect our financial performance.
We are subject to income, sales, use and other taxes in the United States and certain foreign jurisdictions. Changes in applicable U.S. or foreign tax laws and regulations, including the Tax Cuts and Jobs Act (“Tax Act”), or in their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Act, could affect our effective income tax rate. In addition, the final determination of any tax audits or related litigation could be materially different from our historical tax provisions and accruals. Changes in our tax expense or an increase in our tax liabilities, whether due to changes in applicable laws and regulation, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.
Changes in interest rates could adversely impact the price of our shares or our ability to issue equity or incur debt for acquisitions or other purposes.
In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it planned to phase out LIBOR by the end of 2021. On March 5, 2021, however, ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of
1-month,
3-month,
and
6-month
U.S. Dollar LIBOR after June 30, 2023. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: Secured Overnight Financing Rate (“SOFR”). Although our borrowing arrangements provide for alternative base rates, those alternative base rates historically would often have led to increased interest rates than those we paid based on LIBOR (which currently is subject to a floor of 1.00%) and may similarly be higher in the future. Therefore, when LIBOR ceases to exist, we will likely need to agree upon a replacement index with our lenders, and the interest rate thereunder will likely change. Additionally, credit agencies have, and in the future may, change their credit rating for us, among other things, based on the performance of our business, our capital strategies, or their overall view of our industry. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be further lowered, suspended or withdrawn entirely by a rating agency, if in that agency’s judgment, circumstances so warrant, particularly during the
COVID-19
pandemic. Changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on the price of our shares, our ability to issue equity or incur debt for acquisitions or other purposes.
Failure of our internal control over financial reporting could harm our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting, including such a failure or inability to provide timely reporting about the effectiveness of their controls of our third-party service providers on whose controls we rely, could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could result in substantial cost to remediate and could cause a loss of investor confidence and decline in the market price of our stock.

ITEM 1B.	Unresolved Staff Comments
Not applicable.

ITEM 2.	Properties
We lease a 67,000 square foot office building in Coppell, Texas for use as our store support center. This lease expires during the second quarter of fiscal 2032, with options to renew through the second quarter of fiscal 2042. We also lease a 43,000 square foot warehouse facility in Dallas, Texas. Our former corporate office in Dallas, Texas, is no longer being used, and our plan is to transfer or eliminate inventory in our adjacent warehouse facility by the end of our third quarter of fiscal 2022, when the lease expires.
As of the end of fiscal 2021, we lease the building or site of all but three of our 144 operating stores, and we own land related to one future site. Our leases typically have initial terms ranging from ten to twenty years and most include options to extend the leases for one or more
5-year
periods.
The table below shows the locations of our operating stores as of January 30, 2022:

Location	Total
Alabama	2
Alaska	1
Arizona	4
Arkansas	2
California	17
Colorado	2
Connecticut	2
Florida	9
Georgia	4
Hawaii	1
Idaho	1
Illinois	4
Indiana	2
Kansas	3
Kentucky	2
Louisiana	1
Maryland	5
Massachusetts	3
Michigan	3
Minnesota	2
Missouri	1
Nebraska	1
Nevada	1
New Hampshire	1
New Jersey	3
New Mexico	1
New York	12
North Carolina	4
Ohio	6
Oklahoma	2
Oregon	1
Pennsylvania	7
Rhode Island	1
South Carolina	3
Tennessee	4
Texas	13
Utah	1
Virginia	4
Washington	2
Wisconsin	3
Puerto Rico	1
Ontario, Canada	2

Total	144

ITEM 3.	Legal Proceedings
We are subject to certain legal proceedings and claims that arise in the ordinary course of our business, including intellectual property disputes, miscellaneous premises liability, employment-related claims, and dram shop claims. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to, or an adverse outcome in any such legal proceedings or claims will not materially affect our business, the consolidated results of our operations or our financial condition. Refer to Note 10 of Notes to Consolidated Financial Statements for a summary of legal proceedings.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
The Company’s common stock trades under the symbol PLAY and is listed on the NASDAQ Global Market (“NASDAQ”).
The number of shareholders of record of the Company’s common stock as of March 18, 2022 was 413. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
On December 6, 2021, our Board of Directors approved a share repurchase program with an authorization limit of $100,000, expiring at the end of fiscal 2022. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant. There were no dividends declared in fiscal 2021 or fiscal 2020.
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during fiscal 2021 or fiscal 2020.

Performance Graph
The following performance graph depicts the total returns to shareholders for the past five fiscal years from January 29, 2017, through January 30, 2022, relative to the performance of the NASDAQ Composite Index, Standard & Poor’s (“S&P”) SmallCap 600 Index and S&P SmallCap 600 Consumer Discretionary Index. All indices shown in the graph have been set at a base of 100 as of January 29, 2017 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	1/29/2017	2/4/2018	2/3/2019	2/2/2020	1/31/2021	1/30/2022
Dave & Buster’s Entertainment, Inc.	$100.00	$87.04	$93.69	$80.58	$62.08	$64.43
S&P 600 Small Cap	100.00	114.08	114.48	122.07	150.36	162.87
S&P 600 Consumer Discretionary	100.00	118.78	121.04	126.46	212.55	203.87
NASDAQ Composite	100.00	127.91	128.32	161.66	230.90	243.26

ITEM 6.	Reserved

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

COVID-19
Pandemic
In March 2020, a novel strain of coronavirus
(“COVID-19”)
outbreak was declared a global pandemic and a National Public Health Emergency. Shortly after the national emergency declaration, state and local officials began placing restrictions on businesses, some of which allowed
To-Go
or curbside service only while others limited capacity in the dining room or Midway. By March 20, 2020, all our 137 operating stores were temporarily closed. On April 30, 2020, our first store re-opened
to the public, and, by the end of fiscal 2020, 107 of our 140 stores were open and operating in limited capacity. The Company re-opened
the remaining 33 stores that had been temporarily closed by August 1, 2021, the end of the second quarter of fiscal 2021. During the fourth quarter of fiscal 2021, our two Canadian stores temporarily closed due to the resurgence, and shortly after the end of our fiscal year, these two stores re-opened
with limited operations. By the end of March 2022, the Company expects all types of
COVID-19
related restrictions to be lifted in all but three of our stores.
These developments have had a material adverse impact on the Company’s revenues, results of operations and cash flows for fiscal 2020, and during fiscal 2021, continued to have a significant impact on our business and results of operations. The ongoing effects of
COVID-19
and its variants, including, but not limited to, consumer behavior, capacity restrictions, mask and vaccination mandates, wage inflation, our ability to continue to staff our stores and disruptions in the supply chain, will determine the impact to our operating results and financial position. The impact to our operations has been most notable during the periods of greatest accelerating
COVID-19
case counts. We have incurred and will continue to incur additional costs to address government regulations and the safety of our team members and customers.
Financial Highlights

•
Revenues totaled $1,304,056 compared with $1,354,691 in fiscal 2019. Revenues were unfavorably impacted in the first half of fiscal 2021 by fewer operating weeks, and primarily in the fourth quarter, by consumer behavior after masking and vaccination requirements were implemented in a number of jurisdictions in which we operate as well as by the resurgence of the Omicron variant of
COVID-19.
Revenues totaled $436,512 in fiscal 2020, which ended with 107 of our 140 stores open and operating in limited capacity.

•
Overall comparable store sales decreased 10.6% compared with the same period in 2019. Comparable store sales increased 199.1% compared with the same period in 2020, which ended with 83 of our 113 comparable stores open and operating in limited capacity.

•
Net income totaled $108,640, or $2.21 per diluted share, compared with net income of $100,263, or $2.94 per diluted share in the same period of 2019. Diluted shares increased from approximately 34.1 million at the end of fiscal 2019 to 49.3 million at the end of fiscal 2021, largely due to the sale of common stock during fiscal 2020 to obtain additional liquidity. In the same period of 2020, we recorded a net loss of $206,974.

•
Adjusted EBITDA totaled $351,725, or 27.0% of revenues, compared with Adjusted EBITDA of $308,222 or 22.8% of revenues in fiscal 2019. The increase in Adjusted EBITDA over fiscal 2019 is largely driven by the higher mix of amusements, reductions in hourly labor costs, and reduced discretionary marketing spend. We recorded an Adjusted EBITDA loss of $81,273 in fiscal 2020.

•	The Company ended the fiscal year with $25,910 in cash and $492,495 of liquidity available under our revolving credit facility.
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
Our stores average 40,000 square feet and range in size between 16,000 and 70,000 square feet. During the
COVID-19
pandemic recovery period, to comply with various federal, state, and local guidelines and in response to changing customer levels, our stores operated with reduced hours of operation. Generally, our stores have returned to pre-pandemic operating hours and are open seven days a week, with normal hours of operation typically from 11:00 a.m. to midnight, with some stores open for extended hours on weekends.
Strategy
Our strategy is built on four key components, including offering the latest entertainment to enjoy together, novel food & drink to bring people together, creating an aligned team and integrated experience, and driving customer engagement. For further information about our strategy, refer to “Item 1. Strategy”.
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance. These measures include:
Comparable store sales.
Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the fiscal year and excluding stores permanently closed during the period. Due to the limitations of store operations during the
COVID-19
pandemic, the comparable store base for fiscal 2021 is defined as stores open for a full 18 months before the beginning of fiscal 2020 and excludes two stores that the Company elected not to reopen after they were closed in March 2020 due to local operating limitations and one store in Cary, North Carolina that was closed and relocated during the fourth quarter of fiscal 2021. Our comparable store base consisted of 113, 114, and 99 stores as of the end of fiscal 2021, 2020 and 2019, respectively.
New store openings.
Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. During fiscal 2021, we opened five new stores, including our relocated Cary, North Carolina store. We currently plan to open eight stores in fiscal 2022.
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
Adjusted EBITDA and Adjusted EBITDA Margin
. We define “Adjusted EBITDA” as net income (loss), plus interest expense, net, loss on debt extinguishment or refinancing, provision (benefit) for income taxes, depreciation and amortization expense, loss on asset disposal, impairment of long-lived assets, share-based compensation, pre-opening
costs, currency transaction (gains) losses and other costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.
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
We believe that Store Operating Income Before Depreciation and Amortization is another useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring
at the store level, and thereby enables the comparability of the operating performance of our stores for the periods presented. We also believe that Store Operating Income Before Depreciation and Amortization is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency, and performance, and we use Store Operating Income Before Depreciation and Amortization as a means of evaluating store financial performance compared with our competitors. However, because this measure excludes significant items such as general and administrative expenses and pre-opening
costs, as well as our interest expense, net and depreciation and amortization expense, which are important in evaluating our consolidated financial performance from period to period, the value of this measure is limited as a measure of our consolidated financial performance.
Presentation of Operating Results
The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. Fiscal 2021, 2020 and 2019, which ended on January 30, 2022, January 31, 2021, and February 2, 2020, respectively, each contained 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
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
While fiscal 2020 and fiscal 2021 were unusual years with the impact of
COVID-19,
historically in the first year of operation, new store operating margins (excluding pre-opening
expenses) typically benefit from honeymoon sales leverage on occupancy, management labor and other fixed costs. This benefit is partially offset by normal inefficiencies in hourly labor and other costs associated with establishing a new store. In year two, operating margins may decline due to the loss of honeymoon sales leverage on fixed costs which is partially offset by improvements in store operating efficiency. Furthermore, rents in our new stores are typically higher than our comparable store base.
Our operating results historically have fluctuated due to seasonal factors. Typically, we have higher revenues associated with the spring and year-end
holidays, which will continue to be susceptible to the impact of severe or unseasonably mild weather on customer traffic and sales during that period. Our third quarter, which encompasses the back-to-school
fall season, has historically had lower revenues as compared to other quarters. During fiscal 2020 and fiscal 2021, results also fluctuated due to the timing and frequency of temporary closures and operating restrictions due to state and local guidelines imposed due to the
COVID-19
pandemic.
We expect that economic and environmental conditions and changes in regulatory legislation will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although there is no assurance that our cost of products will remain stable or that federal, state, or local minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increase or wage rate increases might be partially offset by selected menu price increases if competitively appropriate. In addition, how quickly and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the
COVID-19
pandemic on us or our suppliers, third-party service providers, and/or customers.

Fiscal 2021 Compared to Fiscal 2020
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of comprehensive income (loss).

	Fiscal Year Ended		Fiscal Year Ended
	January 30, 2022		January 31, 2021
Food and beverage revenues	$436,637	33.5%	$159,501	36.5%
Amusement and other revenues	867,419	66.5	277,011	63.5

Total revenues	1,304,056	100.0	436,512	100.0
Cost of food and beverage (as a percent of food and beverage revenues)	119,123	27.3	45,207	28.3
Cost of amusement and other (as a percent of amusement and other revenues)	85,848	9.9	29,698	10.7

Total cost of products	204,971	15.7	74,905	17.2
Operating payroll and benefits	287,263	22.0	117,475	26.9
Other store operating expenses	402,661	30.9	299,464	68.6
General and administrative expenses	75,501	5.8	47,215	10.8
Depreciation and amortization expense	138,329	10.6	138,789	31.8
Pre-opening costs	8,150	0.6	11,276	2.6

Total operating costs	1,116,875	85.6	689,124	157.9

Operating income (loss)	187,181	14.4	(252,612)	(57.9)
Interest expense, net	53,910	4.2	36,890	8.4
Loss on debt extinguishment / refinancing	5,617	0.4	904	0.2

Income (loss) before provision (benefit) for income taxes	127,654	9.8	(290,406)	(66.5)
Provision (benefit) for income taxes	19,014	1.5	(83,432)	(19.1)

Net income (loss)	$108,640	8.3%	$(206,974)	(47.4)%

Change in comparable store sales		199.1%		(70.2)%
Company-owned stores at end of period (1)		144		140
Comparable stores at end of period (1)		113		114

(1)
As of the end of fiscal 2021, all 144 of our stores were open except for our two comparable stores in Canada. Our total and comparable store counts as of the end of fiscal 2021 exclude a store in Cary, North Carolina, which was closed on January 2, 2022, and relocated prior to the end of our fiscal year. As of the end of fiscal 2020, 107 of our 140 stores were open and 84 of our 114 comparable stores were open. Our total and comparable store counts as of the end of fiscal 2020 exclude a store in Chicago, Illinois and a store in Houston, Texas which were at or near the end of their respective lease terms which the Company decided not to re-open. We opened five new stores during fiscal 2021, including our relocated Cary, North Carolina store, and we opened six new stores during fiscal 2020.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles Net income (loss) to Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended		Fiscal Year Ended
	January 30, 2022		January 31, 2021
Net income (loss)	$108,640	8.3%	$(206,974)	-47.4%
Interest expense, net	53,910		36,890
Loss on debt extinguishment / refinancing	5,617		904
Provision (benefit) for income tax	19,014		(83,432)
Depreciation and amortization expense	138,329		138,789

EBITDA	325,510	25.0%	(113,823)	-26.1%
Loss on asset disposal	1,392		577
Impairment of long-lived assets and lease termination costs	912		13,727
Share-based compensation	12,472		6,985
Pre-opening costs	8,150		11,276
Other costs (1)	3,289		(15)

Adjusted EBITDA	$351,725	27.0%	$(81,273)	-18.6%

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

Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income (loss) to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Fiscal Year Ended		Fiscal Year Ended
	January 30, 2022		January 31, 2021
Operating income (loss)	$187,181	14.4%	$(252,612)	-57.9%
General and administrative expenses	75,501		47,215
Depreciation and amortization expense	138,329		138,789
Pre-opening costs	8,150		11,276

Store Operating Income Before Depreciation and Amortization	$409,161	31.4%	$(55,332)	-12.7%

Capital Additions
The following table reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based tenant improvement allowances or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2022	January 31, 2021
New store and operating initiatives	$58,879	$51,572
Games	14,523	8,795
Maintenance capital	30,602	3,266

Total capital additions	$104,004	$63,633

Payments from landlords	$16,073	$12,923

Results of Operations
Revenues
In response to the
COVID-19
outbreak, which was declared a global pandemic and a National Public Health Emergency in the United States in March 2020, the Company temporarily closed all our stores. On April 30, 2020, our first store re-opened
to the public, and by the end of fiscal 2020, 107 of our 140 stores were open and operating in limited capacity. Of these 107 open stores, 83 were comparable stores. By the end of our second quarter of fiscal 2021, all the Company’s stores were open and operating, the majority of which having no operating restrictions. However, several of the local jurisdictions in which we operate instituted masking and vaccination restrictions. During the fourth quarter of fiscal 2021, our two Canadian stores temporarily closed due to the resurgence, and shortly after the end of our fiscal year, re-opened
in limited capacity.
Selected revenue and store data for the periods indicated are as follows:

	Fiscal Year Ended
	January 30, 2022	January 31, 2021	Change
Total revenues	$1,304,056	$436,512	$867,544
Total store operating weeks	7,161	3,922	3,239
Comparable store revenues	$1,066,085	$356,473	$709,612
Comparable store operating weeks	5,666	3,134	2,532
Noncomparable store revenues	$250,297	$83,194	$167,103
Noncomparable store operating weeks	1,495	788	707
Other revenues and deferrals	$(12,326)	$(3,155)	$(9,171)
Total revenues increased $867,544, or 198.7%, to $1,304,056 in fiscal 2021 compared to total revenues of $436,512 in fiscal 2020. The increase in revenue is attributable primarily to more store operating weeks in fiscal 2021 compared to the prior year due to temporary store closures during fiscal 2020, as a result of the
COVID-19
pandemic. The table below represents our revenue mix for the fiscal years indicated. The shift in mix from food and beverage sales to amusement sales of 300 basis points is due, in part, to reduced special events and less discounting of amusements, offset somewhat by food price increases effective midway through the third quarter of fiscal 2021.

	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2022	January 31, 2021
Food sales	22.7%	24.1%
Beverage sales	10.8%	12.4%
Amusement sales	66.1%	63.1%
Other	0.4%	0.4%
Comparable store revenue increased $709,612 or 199.1%, in fiscal 2021 compared to fiscal 2020, due primarily to an 80.8% increase in comparable store operating weeks. Comparable store sales in fiscal 2021 were approximately 88.8% of the levels achieved pre-pandemic
during fiscal 2019. Our individual comparable stores generally experienced gradual increases in weekly sales performance as operating weeks increased. Individual store performance after re-opening
was also impacted by changes in local operating restrictions and consumer reactions to changes in local
COVID-19
infection rates.
Food sales at comparable stores increased by $155,171, or 180.5%, to $241,127 in fiscal 2021 from $85,956 in fiscal 2020. Beverage sales at comparable stores increased by $72,108, or 160.6%, to $117,006 in fiscal 2021 from $44,898 in fiscal 2020. Comparable store amusement and other revenues in fiscal 2021 increased by $482,333, or 213.8%, to $707,952 from $225,619 in fiscal 2020.
Non-comparable
store revenue increased $167,103 in fiscal 2021 compared to fiscal 2020, for the same reasons noted above, including 707 more store operating weeks.

Cost of products
The total cost of products was $204,971 for fiscal 2021 and $74,905 for fiscal 2020. The total cost of products as a percentage of total revenues decreased 150 basis points to 15.7% for fiscal 2021 compared to 17.2% for fiscal 2020.
Cost of food and beverage products increased to $119,123 compared to $45,207 for fiscal 2020. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased 100 basis points to 27.3% for fiscal 2021 from 28.3% for fiscal 2020. The impact of year-over-year cost increases in food products, primarily poultry, were offset by lower closure-related spoilage costs and food price increases effective midway through the third quarter of fiscal 2021.
Cost of amusement and other increased to $85,848 in fiscal 2021 compared to $29,698 in fiscal 2020. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 80 basis points to 9.9% for fiscal 2021 from 10.7% in fiscal 2020. This decrease was driven primarily by lower ticket redemption activity as a percent of tickets issued during the first half of fiscal 2021, partially offset by higher freight costs.
Operating payroll and benefits
Total operating payroll and benefits increased by $169,788, or 144.5%, to $287,263 in fiscal 2021 compared to $117,475 in fiscal 2020. Nearly all our store workforce, except a small team of essential personnel, were furloughed in mid-March
2020. Hourly team members began to return as stores
re-opened
at reduced staffing levels. The total cost of operating payroll and benefits as a percentage of total revenues was 22.0% in fiscal 2021 compared to 26.9% in 2020. This decrease is primarily due to favorable leveraging on management labor and benefits and lower labor hours due to labor efficiency initiatives and hourly labor staffing shortages, partially offset by increases in the hourly labor costs and higher incentive compensation, including referral and retention incentives implemented during the second quarter of fiscal 2021.
Other store operating expenses
Other store operating expenses increased by $103,197, or 34.5%, to $402,661 in fiscal 2021 compared to $299,464 in fiscal 2020. The increase is primarily due to the impact of increased store weeks during fiscal 2021 on costs such as utilities, supplies, maintenance, and other services and an approximate $11,000 increase in marketing spend. These increases were offset somewhat by a $13,727 charge for impairment of long-lived assets and lease termination costs incurred during fiscal 2020. Other store operating expense as a percentage of total revenues decreased to 30.9% in fiscal 2021 compared to 68.6% in fiscal 2020. This decrease was due primarily to favorable sales leveraging on occupancy costs and utilities and the absence of any impairment charges in fiscal 2021.
General and administrative expenses
General and administrative expenses increased by $28,286, or 59.9%, to $75,501in fiscal 2021 compared to $47,215 in fiscal 2020. The increase in general and administrative expenses was driven primarily by higher incentive compensation, salaries and benefits, professional fees, board fees, hiring cost, travel, and share-based compensation. Fiscal 2021 also includes a $3,230 severance obligation to the Company’s former Chief Executive Officer, who terminated his service in this position effective September 30, 2021, and a $912 impairment charge related to the relocation of our store support center and abandonment of our former corporate office lease. Effective near the end of March 2020, due to the impacts of the
COVID-19
pandemic, most of our corporate team members were furloughed, with reduced pay and benefits for the remaining team members for a twelve-week period, and board fees were temporarily suspended. Share-based compensation was also lower during that same time due to changes in performance stock unit expense.

Depreciation and amortization expense
Depreciation and amortization expense was relatively flat at $138,329 in fiscal 2021 compared to $138,789 in fiscal 2020. Increased depreciation due to our 2021 and 2020 capital expenditures for new stores, operating initiatives, games, and maintenance capital, was offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs decreased by $3,126 to $8,150 in fiscal 2021 compared to $11,276 in fiscal 2020 due to delays in construction and a decrease in the number of planned new store openings, as a result of impacts of the
COVID-19
pandemic, which began during the first quarter of fiscal 2020. Specifically, while construction was put on hold or delayed, pre-opening
rent continued to be recorded for stores under construction.
Interest expense, net and Loss on debt extinguishment / refinancing
Interest expense, net increased by $17,020 to $53,910 in fiscal 2021 compared to $36,890 in fiscal 2020 due primarily to an increase in the weighted average effective interest rate, offset partially by a decrease in average outstanding debt. In connection with the early extinguishment of a portion of the Notes, the Company recorded a loss on extinguishment of $5,617 during fiscal 2021. In connection with the debt refinancing in fiscal 2020, the Company recorded a charge of $904. These events are explained further in Note 5 to the Consolidated Financial Statements.
Provision (benefit) for income taxes
The effective tax rate for fiscal 2021 was 14.9%, compared to a benefit of 28.7% for fiscal 2020. The current year tax provision includes higher excess tax benefits associated with share-based compensation and higher tax credits while the prior year was a tax benefit primarily due to the impact of the pre-tax
loss and the impact of the tax provisions within the CARES Act.

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
Our store in Duluth (Atlanta), Georgia permanently closed on March 3, 2019, as we did not exercise the renewal option and is excluded from fiscal 2019 store counts and comparable store sales. We opened six new stores during fiscal 2020 and 16 new stores during fiscal 2019.

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

Results of Operations
Revenues
In response to the
COVID-19
outbreak, which was declared a global pandemic on March 11, 2020, and a National Public Health Emergency in the United States on March 13, 2020, the Company temporarily closed of all our 137 stores by March 20, 2020 (including our one new store opening March 16, 2020). On April 30, 2020, our first store re-opened
to the public, as state and local guidelines began to allow dining rooms and arcades to open at limited capacity and/or limited hours of operation. By the end of fiscal 2020, we had progressively re-opened
an additional 101 stores with limited operations. Many of these stores that were re-opened
in limited capacity were required to temporarily close again in areas more severely impacted by the
COVID-19
pandemic, particularly during the fourth quarter holiday season. The Company also opened five new stores in the second half of the fiscal year, all of which commenced construction prior to the outbreak of the
COVID-19
pandemic. As of January 31, 2021, 107 of our 140 stores were open and operating in limited capacity. Of these 107 open stores, 84 are comparable stores.
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
Other store operating expenses
Other store operating expenses decreased by $129,967, or 30.3%, to $299,464 in fiscal 2020 compared to $429,431 in fiscal 2019. Decreased spend on marketing, maintenance, and restaurant services due to temporary store closures and $1,000 insurance proceeds related to the
COVID-19
business disruptions were partially offset by a net loss on derivatives of $1,729 and special charges of $13,727 (consisting of a charge for impairment of long-lived assets of $12,248 and lease termination costs of $1,479). We have also incurred additional costs to address government regulations and the safety of our team members and customers. Other store operating expense as a percent of total revenues increased to 68.6% in fiscal 2020 compared to 31.8% in fiscal 2019. This increase was primarily due to sales deleveraging of occupancy costs and utilities as a result of the temporary store closures and the charges for impairment.
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

•	sold shares of our common stock, generating gross proceeds of $185,600;

•	negotiated two amendments with our lenders, resulting in an extension of the maturity date of our revolving credit facility to August 17, 2024, and relief from certain financial covenants;

•	issued $550,000 of senior secured notes, maturing November 1, 2025;

•
negotiated with our landlords, vendors, and other business partners to temporarily reduce our lease and contract payments and obtain other concessions. During fiscal 2020, a total of 126 initial rent relief agreements related to our operating locations and former corporate headquarters were executed, and a second phase of negotiations, generally seeking to delay or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements, was substantially completed by the end of the Company’s second quarter of fiscal 2021, resulting in 99 additional rent relief agreements; and

•
The Company has also taken measures to strengthen its financial position. During fiscal 2021, the Company redeemed $110,000 outstanding principal amount of the Notes. The early redemptions are expected to reduce net cash interest on the Notes by approximately $8,400 annually.

The Company had cash and cash equivalents of $25,910 and $492,495 of liquidity available under its revolving credit facility as of the end of fiscal 2021. Additionally, all the Company’s stores were open and operating as of the end of fiscal 2021, except for its two Canadian stores. Although uncertainty persists surrounding future resurgences and variants of
COVID-19,
what safety measures governments may impose in response to it, as well as how quickly customers will return to our stores, the Company believes there is sufficient liquidity to meet estimated cash flow needs and to comply with our credit facility financial covenants for at least the next twelve months.
Debt and Derivatives
On October 27, 2020, the Company issued $550,000 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes accrues from October 27, 2020, payable in arrears on November 1 and May 1 of each year, commencing on May 1, 2021. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. Prior to November 1, 2022, but not more than once during any twelve-month period commencing with the issue date of the Notes, the Company may redeem up to 10% of the original principal amount of the Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, at the redemption date. After November 1, 2022, the Company may redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date. The Notes were issued by Dave & Buster’s, Inc. and are unconditionally guaranteed by Dave & Buster’s Holdings, Inc. and certain of Dave & Buster’s, Inc. existing and future wholly owned material domestic subsidiaries, which is substantially the same as the guarantors of the Company’s existing credit facility.
The first amendment to the existing credit facility, effective April 14, 2020, increased the interest rate spread on variable rate debt to 2.00% plus a LIBOR floor of 1.00%. Concurrent and subject to the issuance of the Notes, the Company executed a second amendment, which included relief from testing compliance with certain financial covenants until the last day of the fiscal quarter ending on May 1, 2022. During the financial covenant suspension period the Company is required to maintain a minimum liquidity (primarily availability under the credit facility) of $150,000. During the fourth quarter of fiscal 2021, the Company ended this financial covenant suspension period. The second amendment extended the maturity of the $500,000 revolving portion of the facility from August 17, 2022, to August 17, 2024, increased the interest rate spread to 4.00%, and instituted a 1.00% utilization fee due at maturity. After the first quarter of fiscal 2022, when the financial covenant suspension increased pricing period ends, the interest rate spread ranges from 1.25% to 3.00% and the utilization fee will cease.
The second amendment also terminated the term loan portion of the credit facility, triggering payment of $1,900 of lender debt costs, and the Company recorded a loss of $904 related to the unamortized debt costs associated with the term portion of the credit facility. The Company used the proceeds of the Notes offering, along with cash on hand, to repay the $255,000 principal balance of the term loan facility, $463,000 of borrowings under the revolving credit facility, and related accrued interest. The Company incurred debt costs of

$18,300 associated with the issuance of the Notes and the second amendment to the credit facility, which are being amortized over the respective terms.
During fiscal 2021, the Company redeemed a total of $110,000 outstanding principal amount of the Notes in two separate transactions. In connection with the early redemption of the Notes, the Company paid prepayment premiums of $3,300, plus accrued and unpaid interest to the date of redemptions, pursuant to the terms of the indenture governing the Notes. Additionally, the early redemptions of the Notes resulted in a loss on extinguishment of approximately $2,300 related to a proportionate amount of unamortized issuance costs.
For fiscal 2021 and fiscal 2020, the Company’s weighted average interest rate on outstanding borrowings was 10.34% and 5.40%, respectively. The rate has increased due to the issuance of the Notes and the second amendment to the credit facility. As of January 30, 2022, we had letters of credit outstanding of $7,505 and an unused commitment balance of $492,495 under the revolving credit facility. The Company’s Notes and credit facility contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. As of January 30, 2022, the Company was in compliance with the financial covenants of our credit facility and all restrictive covenants of the Notes and credit facility.
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
Dividends and Share Repurchases
On December 6, 2021, our Board of Directors approved a share repurchase program with an authorization limit of $100,000, expiring at the end of fiscal 2022. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant. There were no dividends declared or share repurchases under the relevant share authorization programs in either fiscal 2021 or fiscal 2020.
Cash Flow Summary
As of the end of fiscal 2021, we had cash and cash equivalents of $25,910.
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
Cash flow from operating activities increased $332,352 in fiscal 2021 compared to fiscal 2020 driven primarily by the impact of approximately 3,200 more store weeks.
Investing Activities
— Cash flow from investing activities primarily reflects capital expenditures.

•
In fiscal 2021, the Company spent approximately $53,000 ($37,000 net of payments from landlords) for new store construction and operating improvement initiatives, $15,000 for game refreshment and $24,000 for maintenance capital.

•
In fiscal 2020, the Company spent approximately $64,000 ($51,000 net of payments from landlords) for new store construction and operating improvement initiatives, $10,000 for game refreshment and $9,000 for maintenance capital

•
In fiscal 2019, the Company spent approximately $187,000 ($153,000 net of payments from landlords) for new store construction and operating improvement initiatives, $19,000 for game refreshment and $22,000 for maintenance capital.

Financing Activities
— Cash flow from financing activities primarily reflected:

•	In fiscal 2021, the Company had net repayments of $60,000 of its revolving credit facility and a repayment related to the early extinguishment of $110,000 principal of the Notes.

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
The Company has long-term debt obligations under its senior notes and long-term lease commitments. See Notes 5 and 7 to the Consolidated Financial Statements for further information regarding these commitments.
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
We assess the potential impairment of our long-lived assets related to each store to be held and used in business, including property and equipment and right-of-use
(“ROU”) assets, on an annual basis or whenever events or changes in circumstances indicate that the carrying values of these assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans. The more significant inputs used in determining our estimate of the projected undiscounted cash flows included future revenue growth and projected margins as well as the estimate of the remaining useful life of the assets. If the carrying amount is not recoverable, we record an impairment charge, if any, for the excess of the carrying amount over the fair value, which is estimated based on discounted projected future operating cash flows of the store over the remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk.
Recent accounting pronouncements.
Refer to Note 1 of Consolidated Financial Statements for information regarding new accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
We are exposed to market price fluctuation in food, beverage, supplies and other costs such as energy. Given the historical volatility of certain of our food product prices, including proteins, seafood, produce, dairy products, and cooking oil, these fluctuations can materially impact our food costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. Additionally, the cost of purchased materials may be influenced by tariffs and other trade regulations which are outside of our control. To the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected.
Interest Rate Risk
Outstanding borrowings on our revolving credit facility are based on variable rates, and we have historically elected to use LIBOR. Although our borrowing arrangements provide for alternative base rates other than LIBOR, those rates have historically been higher than those we paid based on LIBOR (which currently is subject to a floor of 1.00%). When LIBOR ceases to exist, we will likely need to agree upon a replacement index with our lenders, and the interest rate thereunder will likely change. As of January 30, 2022, there was no balance outstanding on our revolving credit facility.
Inflation
Severe increases in inflation could affect the United States or global economies and have an adverse impact on our business, financial condition and results of operation. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

ITEM 8.	Financial Statements and Supplementary Data
The consolidated financial statements required to be filed herein are set forth in Part IV, Item 15 of this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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

and

15d-15

promulgated under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
Our management, including our interim CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule

13a-15(f)

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2022, based on the framework in

Internal Control
 — Integrated Framework (2013)
, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included documenting, evaluating, and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 30, 2022.
Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of January 30, 2022, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
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
See Pages
F-1
to
F-27
of this report.

(2)	Financial Statement Schedules
None.

(3)	Exhibits

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on June 12, 2017 (No. 001-35664))

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on June 12, 2017 (No. 001-35664))

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on March 19, 2020 (No. 001-35664))

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

4.2	Rights Agreement, dated as of March 18, 2020, between Registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report filed on Form 8-K by Dave & Buster’s Entertainment, Inc. on March 19, 2020 (No. 001-35664))

4.3	Amended and Restated Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on June 10, 2021 (No. 001-35664))

4.4	Indenture dated as of October 27, 2020, by and among Dave & Buster’s, Inc., the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 27, 2020 (No. 001-35664))

4.5	Form of Note (incorporated by reference to Appendix A of Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 27, 2020 (No. 001-35664))

10.1	Form of Employee Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and the various executive officers of Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.2	Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-4 Registration Statement filed by Dave & Buster’s, Inc. on August 11, 2010 (No. 333-168759))

10.3	Amendment No. 1 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s, Inc. on June 15, 2011) (No. 001-15007)

10.4	Amendment No. 2 to the Dave & Buster’s Parent, Inc. 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by Dave & Buster’s, Inc. on April 16, 2013) (No. 001-15007)

10.5	Dave & Buster’s Entertainment, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement filed by Dave & Buster’s Entertainment, Inc. on May 13, 2020 (No. 001-35664))

Exhibit Number	Description

10.6	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.7	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.8 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.8	Form of Restricted Stock Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.9 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.9	Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.10 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.10	Dave & Buster’s Select Executive Retirement Plan as amended and restated by Dave & Buster’s Management Corporation, Inc., effective as of January 1, 2017, (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on December 10, 2020 (No. 001-35664))

10.11	Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.12 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

10.12	Credit Agreement, dated as of August 17, 2017 by and among Dave & Buster’s Holdings, Inc., Dave & Buster’s Inc. (“the Borrower”) the direct and indirect Subsidiaries of the Borrower from time to time party thereto, as guarantors, the several financial institutions from time to time party thereto, as lenders, Bank of America, N.A., as administrative agent, and Wells Fargo, National Association, as syndication agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2017)

10.13	First Amendment to Amended and Restated Credit Agreement among Dave & Buster’s, Inc., various lenders and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2020 (No. 001-35664))

10.14	Second Amendment and Consent and Revolving Credit Commitment Extension Amendment to Amended and Restated Credit Agreement dated as of October 16, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 27, 2020 (No. 001-35664))

10.15	Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.16	Form of Restricted Stock Unit Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

Exhibit Number	Description

10.17	Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.18	Form of Restricted Stock Unit Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.19	Form of Market Stock Unit Award Agreement by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 4, 2020 (No. 001-35664))

10.20	Form of Restricted Stock Unit Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 4, 2020 (No. 001-35664))

10.21	Transition and Separation Agreement and Release by and between Brian A. Jenkins and Dave & Buster’s Entertainment, Inc. and Dave & Buster’s Management Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 7, 2021 (No. 001-35664))

10.22	Interim CEO Letter Agreement by and between Kevin Sheehan and Dave & Buster’s Entertainment, Inc. and Dave & Buster’s Management Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 7, 2021 (No. 001-35664))

10.23	Form of Restricted Stock Unit Agreement by and between Kevin Sheehan and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 7, 2021 (No. 001-35664))

10.24	Form of Restricted Stock Unit Agreement by and between Kevin Sheehan and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on December 7, 2021 (No. 001-35664))

10.25*	Employment Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and Michael Quartieri effective January 1, 2022

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Kevin M. Sheehan, Interim Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Michael A. Quartieri, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Kevin M. Sheehan, Interim Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael A. Quartieri, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein
ITEM 16. Form
10-K
Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware Corporation

Date: March 29, 2022	By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Kevin M. Sheehan and Rob W. Edmund, or either of them, each acting alone, his/her true and lawful attorney-in-fact
and agent, with full power of substitution and
re-substitution,
for such person and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact
and agent, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on March 29, 2022.

By:	/s/ Kevin M. Sheehan	Interim Chief Executive Officer and Chair of the Board
	Kevin M. Sheehan	(Principal Executive Officer)

By:	/s/ Michael A. Quartieri	Chief Financial Officer
	Michael A. Quartieri	(Principal Financial and Accounting Officer)

By:	/s/ James Chambers	Director
James Chambers

By:	/s/ Hamish A. Dodds	Director
Hamish A. Dodds

By:	/s/ Michael J. Griffith	Director
Michael J. Griffith

By:	/s/ Patricia H. Mueller	Director
Patricia H. Mueller

By:	/s/ Atish Shah	Director
Atish Shah

By:	/s/ Jennifer Storms	Director
Jennifer Storms

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dave & Buster’s Entertainment, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dave & Buster’s Entertainment, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 30, 2022, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2022, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 30, 2022 and January 31, 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 29, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
March 29, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dave & Buster’s Entertainment, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dave & Buster’s Entertainment, Inc. and subsidiaries (the Company) as of January 30, 2022 and January 31, 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2022 and January 31, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2022, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 29, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Deferred amusement revenue for unused game play credits
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company defers a portion of amusement revenues for the estimated unfulfilled performance obligations related to unused game play credits which they believe their customers will utilize in the future. The Company recorded deferred amusement revenue of $93.0 million as of January 30, 2022, which is included in accrued liabilities on the consolidated balance sheet and disclosed as deferred amusement revenue. This balance includes deferred revenue related to unused game play credits. The deferral is based on an estimated rate of future use by customers. The Company applies judgment to determine the estimated rate of future use by customers using information about game play credits outstanding and historical customer utilization patterns.
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
Deferred amusement revenue for unredeemed tickets
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company defers a portion of amusement revenue for the material right provided to customers to redeem tickets in the future for prizes. The Company recorded deferred amusement revenue of $93.0 million as of January 30, 2022, which is included in accrued liabilities on the consolidated balance sheet and disclosed as deferred amusement revenue. This balance includes deferred revenue related to the material right to redeem tickets in the future. The deferral is based on an estimated redemption rate of outstanding tickets that will be redeemed in subsequent periods. The Company applies judgment to determine the redemption rate assumption using information about tickets outstanding and historical customer utilization patterns.
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
/s/
KPMG LLP
We have served as the
 Company’s auditor since 2010.
Dallas, Texas
March 29, 2022

F
-5

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 30,	January 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$25,910	$11,891
Inventories	40,319	23,807
Prepaid expenses	11,316	11,878
Income taxes receivable	64,921	70,064
Other current assets	3,105	1,231

Total current assets	145,571	118,871
Property and equipment (net of $908,536 and $798,804 accumulated depreciation as of January 30, 2022 and January 31, 2021, respectively)	778,597	815,027
Operating lease right of use assets, net	1,037,197	1,037,569
Deferred tax assets	9,961	5,874
Tradenames	79,000	79,000
Goodwill	272,597	272,597
Other assets and deferred charges	22,867	23,886

Total assets	$2,345,790	$2,352,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,493	$36,400
Accrued liabilities	248,493	234,790
Income taxes payable	529	446

Total current liabilities	311,515	271,636
Deferred income taxes	12,012	13,658
Operating lease liabilities	1,277,539	1,267,791
Other liabilities	37,869	50,119
Long-term debt, net	431,395	596,388
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 61,563,613 shares at January 30, 2022 and 60,488,833 shares at January 31, 2021; outstanding: 48,489,935 shares at January 30, 2022 and 47,646,606 shares at January 31, 2021	616	605
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	548,776	531,191
Treasury stock, 13,073,678 and 12,842,227 shares as of January 30, 2022 and January 31, 2021, respectively	(605,435)	(595,970)
Accumulated other comprehensive loss	(3,628)	(9,085)
Retained earnings	335,131	226,491

Total stockholders’ equity	275,460	153,232

Total liabilities and stockholders’ equity	$2,345,790	$2,352,824

See accompanying notes to consolidated financial statements.

F-
6

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Fiscal Year Ended January 30, 2022	Fiscal Year Ended January 31, 2021	Fiscal Year Ended February 2, 2020
Food and beverage revenues	$436,637	$159,501	$563,576
Amusement and other revenues	867,419	277,011	791,115

Total revenues	1,304,056	436,512	1,354,691
Cost of food and beverage	119,123	45,207	148,196
Cost of amusement and other	85,848	29,698	85,115

Total cost of products	204,971	74,905	233,311
Operating payroll and benefits	287,263	117,475	322,970
Other store operating expenses	402,661	299,464	429,431
General and administrative expenses	75,501	47,215	69,469
Depreciation and amortization expense	138,329	138,789	132,460
Pre-opening costs	8,150	11,276	18,971

Total operating costs	1,116,875	689,124	1,206,612

Operating income (loss)	187,181	(252,612)	148,079
Interest expense, net	53,910	36,890	20,937
Loss on debt extinguishment / refinance	5,617	904	—

Income (loss) before provision (benefit) for income taxes	127,654	(290,406)	127,142
Provision (benefit) for income taxes	19,014	(83,432)	26,879

Net income (loss)	108,640	(206,974)	100,263

Unrealized foreign currency translation gain (loss)	(28)	119	(65)
Unrealized gain (loss) on derivatives, net of tax	5,485	(835)	(7,621)

Total other comprehensive gain (loss)	5,457	(716)	(7,686)

Total comprehensive income (loss)	$114,097	$(207,690)	$92,577

Net income (loss) per share:
Basic	$2.26	$(4.75)	$3.00
Diluted	$2.21	$(4.75)	$2.94
Weighted average shares used in per share calculations:
Basic	48,142,090	43,549,887	33,450,217
Diluted	49,263,720	43,549,887	34,099,378
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance February 3, 2019	43,177,476	432	331,255	5,655,391	(297,129)	(683)	353,962	387,837

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(145)	(145)
Net income	—	—	—	—	—	—	100,263	100,263
Unrealized foreign currency translation loss	—	—	—	—	—	(65)	—	(65)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(7,621)	—	(7,621)
Dividends declared ($0.62 per share)	—	—	—	—	—	—	(20,615)	(20,615)
Share-based compensation	—	—	6,857	—	—	—	—	6,857
Issuance of common stock	209,376	2	1,049	—	—	—	—	1,051
Repurchase of common stock	—	—	—	7,128,121	(297,912)	—	—	(297,912)

Balance February 2, 2020	43,386,852	434	339,161	12,783,512	(595,041)	(8,369)	433,465	169,650

Net loss	—	—	—	—	—	—	(206,974)	(206,974)
Unrealized foreign currency translation gain	—	—	—	—	—	119	—	119
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(835)	—	(835)
Share-based compensation	—	—	6,985	—	—	—	—	6,985
Issuance of common stock	17,101,981	171	185,045	—	—	—	—	185,216
Repurchase of common stock	—	—	—	58,715	(929)	—	—	(929)

Balance January 31, 2021	60,488,833	605	531,191	12,842,227	(595,970)	(9,085)	226,491	153,232

Net income	—	—	—	—	—	—	108,640	108,640
Unrealized foreign currency translation loss	—	—	—	—	—	(28)	—	(28)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	5,485	—	5,485
Share-based compensation	—	—	12,472	—	—	—	—	12,472
Issuance of common stock	1,074,780	11	5,113	—	—	—	—	5,124
Repurchase of common stock	—	—	—	231,451	(9,465)	—	—	(9,465)

Balance January 30, 2022	61,563,613	$616	$548,776	13,073,678	$(605,435)	$(3,628)	$335,131	$275,460

See accompanying notes to consolidated financial statements.

F-
8

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 30,	Fiscal Year Ended January 31,	Fiscal Year Ended February 2,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$108,640	$(206,974)	$100,263
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	138,329	138,789	132,460
Non-cash interest expense	7,547	5,974	—
Impairment of long-lived assets	912	12,248	—
Deferred taxes	(7,795)	(3,365)	6,473
Loss on debt extinguishment or refinancing	5,617	904	—
Loss on disposal of fixed assets	1,392	577	1,813
Share-based compensation	12,472	6,985	6,857
Other, net	4,201	2,033	1,070
Changes in assets and liabilities:
Inventories	(16,512)	10,670	(7,162)
Prepaid expenses	562	2,993	(2,162)
Income tax receivable	5,143	(67,733)	(451)
Other current assets	(1,874)	2,014	5,320
Other assets and deferred charges	(63)	484	(1,017)
Accounts payable	14,286	(9,576)	2,026
Accrued liabilities	20,223	56,757	47,896
Income taxes payable	83	(2,608)	(8,745)
Other liabilities	(10,035)	604	4,305

Net cash provided by (used in) operating activities	283,128	(49,224)	288,946

Cash flows from investing activities:
Capital expenditures	(92,197)	(83,016)	(228,091)
Proceeds from insurance	—	595	—
Proceeds from sales of property and equipment	729	461	800

Net cash used in investing activities	(91,468)	(81,960)	(227,291)

Cash flows from financing activities:
Proceeds from debt	83,000	732,000	406,000
Payments of debt	(253,000)	(770,250)	(152,000)
Debt issuance costs and prepayment premiums	(3,300)	(20,209)	—
Net proceeds from the issuance of common stock	—	182,207	—
Repurchase of common stock under share repurchase program	—	—	(297,317)
Repurchases of common stock to satisfy employee withholding tax obligations	(9,465)	(929)	(595)
Dividends paid	—	(4,891)	(15,724)
Proceeds from the exercise of stock options	5,124	492	1,051

Net cash provided by (used in) financing activities	(177,641)	118,420	(58,585)

Increase (decrease) in cash and cash equivalents	14,019	(12,764)	3,070
Beginning cash and cash equivalents	11,891	24,655	21,585

Ending cash and cash equivalents	$25,910	$11,891	$24,655

Supplemental disclosures of cash flow information:
Increase (decrease) for capital expenditures in accounts payable	$11,807	$(19,383)	$2,906
Cash paid (received) for income taxes, net	$21,549	$(9,352)	$27,245
Cash paid for interest, net	$44,545	$17,916	$20,115
Dividends declared, not paid	$—	$—	$4,891
See accompanying notes to consolidated financial statements.

F-
9

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1: Description of the Business and Summary of Significant Accounting Policies
Description of the business
— Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Coppell, Texas
, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment.
During fiscal 2021, we opened five new stores, including one store in Cary, North Carolina that was closed and relocated during the fourth quarter. During fiscal 2020, we opened six new stores, and management made the decision to not re-open
two stores located in the Chicago, Illinois area and Houston, Texas area, which were at or near the end of their respective lease terms. At January 30, 2022, we owned and operated 144 stores located in 40 states, Puerto Rico and one Canadian province.
The Company’s two stores located in the Canadian province of Ontario generated revenues of approximately $6,858, $2,896, and $18,649 in fiscal 2021, 2020 and 2019, respectively. At January 30, 2022, less than 2.0% of our long-lived assets were located outside of the United States.
COVID-19
Considerations
— In March 2020, a novel strain of coronavirus
(“COVID-19”)
outbreak was declared a global pandemic and a National Public Health Emergency. Shortly after the national emergency declaration, state and local officials began placing restrictions on businesses, some of which allowed
To-Go
or curbside service only while others limited capacity in the dining room or
Midway
. By March 20, 2020, all our
137
operating stores were temporarily closed. On April 30, 2020, our first store re-opened
to the public, and by the end of fiscal 2020,

of our

stores were open and operating in limited capacity. The Company re-opened
the remaining
33
stores that had been temporarily closed by August 1, 2021, the end of the second quarter of fiscal 2021. During the fourth quarter of fiscal 2021, our two Canadian stores temporarily closed due to the resurgence, and shortly after the end of our fiscal year, the two

stores
re-opened
with limited operations.
During fiscal 2020, the Company negotiated with landlords and other vendors to negotiate relief from cash payments under existing lease and trade payable obligations, extending or reducing payment terms with several vendors. A total of 126 initial rent relief agreements related to our operating locations and former corporate headquarters were executed during fiscal 2020, and a second phase of negotiations, generally seeking to delay or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements, was substantially completed by the end of the Company’s second quarter of fiscal 2021 and resulted in 99 additional rent relief agreements.
The Company obtained additional liquidity during fiscal 2020 through the sale of common stock, which resulted in net proceeds of $182,207 and completed the private sale of $550,000 in aggregate principal amount of 7.625% senior secured notes due 2025. In that same year, the revolving credit commitments under our existing credit facility were extended through August 17, 2024, and the suspension of our financial ratio covenants was extended until the last day of the first quarter of fiscal year 2022. During fiscal 2021, the Company redeemed $110,000 outstanding principal amount of the senior secured notes and elected to end the financial covenant suspension period as of the last day of the third quarter of fiscal 2021. At the end of fiscal 2021, the Company had $492,495 of liquidity available under its revolving credit facility. See Note 5, Debt, for more information on these transactions.
The measures taken by the Company as well as the
re-opening
of the Company’s stores provide sufficient liquidity to meet estimated cash flow needs and covenant compliance obligations for at least the next twelve months from the issuance of the financial statements. We cannot predict whether, when or the manner in which

F-
10

the conditions surrounding
COVID-19,
particularly as a result of new variants of
COVID-19,
will change, including additional vaccination or mask mandates, capacity restrictions or re-closures
of our currently open stores and customer engagement with our brand.
Principles of consolidation
— The accompanying consolidated financial statements include the accounts of D&B Entertainment and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal year
— The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Fiscal years 2021, 2020 and 2019, which ended on January 30, 2022, January 31, 2021, and February 2, 2020, respectively, each contained 52 weeks. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks.
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
Cash and cash equivalents
— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. Book overdrafts of $16,673 and $8,168 are presented in “Accounts payable” in the Consolidated Balance Sheets as of January 30, 2022, and January 31, 2021, respectively. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows. At the end of fiscal 2021 and fiscal 2020, the Company had no restricted cash.
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

F-
11

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
We assess the potential impairment of our long-lived assets related to each store to be held and used in business, including property and equipment and right-of-use
(“ROU”) assets, on an annual basis or whenever events or changes in circumstances indicate that the carrying values of these assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans. The more significant inputs used in determining our estimate of the projected undiscounted cash flows included future revenue growth and projected margins as well as the estimate of the remaining useful life of the assets. If the carrying amount is not recoverable, we record an impairment charge equal to the excess of the carrying amount over the fair value, which is estimated based on discounted projected future operating cash flows of the store over the remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk.
During fiscal 2021, the Company recorded an impairment charge for its ROU assets of $912 related to the abandonment of its corporate office and adjacent warehouse lease prior to the end of the respective lease agreement. During fiscal 2020, the Company recorded an impairment charge for its long-lived assets, including ROU assets, of $6,746, primarily driven by the expected impact of the
COVID-19
pandemic on future cash flows of specific stores. The Company also recorded an impairment loss and related contract termination costs of $6,981 related to potential new store projects that were in the early stage of development at that same time, which is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss). Given the ongoing impacts of
COVID-19
to our business, the projected undiscounted cash flows are subject to greater uncertainty than historically. If in the future we reduce our estimate of cash flow projections, we could be required to record additional impairment charges. No impairment charges were recognized in fiscal 2019.
Goodwill and tradenames
— The carrying amount of goodwill is impacted by foreign currency translation adjustments. The foreign currency translation adjustment decreased goodwill by $39 during fiscal 2020. Goodwill and tradenames which have an indefinite useful life, are not subject to amortization, and are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. Goodwill and tradenames are evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit.
When evaluating goodwill and tradenames for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that its reporting unit or tradenames are impaired. For fiscal year 2021, 2020 and 2019, there was no impairment to our goodwill or tradenames.
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
The balance of transferable liquor licenses was $5,162 and $5,213 at the end of fiscal 2021 and fiscal 2020, respectively. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and are tested for

F-1
2

impairment annually by comparing the estimated fair value of each asset with their carrying amount. The unamortized balance of our intellectual license costs was $1,264 and $1,862 at the end of fiscal 2021 and fiscal 2020, respectively. Intellectual licenses are amortized over the respective term of the license agreements, with a weighted average term remaining of 2.3 years at the end of fiscal 2021. Amortization of intellectual licenses of $598, $575 and $507 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
The Company capitalizes certain costs incurred in connection with borrowings or establishment of credit facilities, and these costs are amortized as interest expense over the life of the borrowing or life of the related debt facility. Debt issuance costs on the revolving portion of our credit facility were $3,971 and $5,525 at the end of fiscal 2021 and fiscal 2020, respectively. Debt issuance costs on the senior secured notes are reported as a direct reduction from the carrying amount of our debt.
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
The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and other current liabilities approximate fair value because of their short-term nature. The fair value of the Company’s interest rate swap is determined based upon Level Two inputs which includes valuation models as reported by our counterparties and third-party valuation specialists. These valuation models are based on the present value of expected cash flows using forward rate curves. The fair value of borrowings under our revolving credit facility was $62,114 as of January 31, 2021, and the fair value of our senior secured notes was $456,204 and $576,033 as of January 30, 2022, and January 31, 2021, respectively. The fair value of the Company’s debt is determined based on a discounted cash flow method, using a sector-specific yield curve based on market-derived, traded price data as of the measurement date, which we classify as a Level Two input within the fair value hierarchy.
Interest rate swaps
— Effective February 28, 2019, the Company entered into three interest rate swap agreements to manage our exposure to interest rate movements on our variable rate credit facility. The agreements entitle the Company to receive at specified intervals, a variable rate of interest based on one-month
LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreements. The notional amount of the swap agreements, which mature August 17, 2022, totals $350,000 and the fixed rate of interest for all agreements is 2.47%
. The Company initially designated its interest rate swap agreements as a cash flow hedge and accounted for the underlying activity in accordance with hedge accounting. Prior to April 14, 2020, changes in the fair values of the interest rate swaps were recorded as a component of other comprehensive loss until the interest payments being hedged were recorded as interest expense, at which time the amounts in accumulated other comprehensive loss were reclassified as an adjustment to interest expense. Cash flows related to the interest rate swaps were included as a component of interest expense and in operating activities.
Effective April 14, 2020, the Company amended its existing credit facility agreement to obtain relief from its financial covenants, and as a result, the variable interest rate terms were modified to create an interest rate floor of 1.00%. Accordingly, and as a result of the then current forward interest rate curve, the Company discontinued the hedging relationship as of April 14, 2020
(de-designation
date). Given the continued existence of the hedged interest payments, the Company is reclassifying its accumulated other comprehensive loss of
$17,609

as of the
de-designation
date into “Interest expense, net” using a straight-line approach over the remaining life of the originally designated hedging relationship, and the unamortized balance of
$4,088
as of the end of fiscal 2021 will be fully amortized within the next twelve months. Effective with the de-designation,
any

F-1
3

gain or loss on the derivatives are recognized in earnings in the period in which the change occurs. During fiscal 2021 and fiscal 2020, a gain of
$550 and a loss of $1,729, respectively, was recognized, which is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
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
The following derivative instruments were outstanding for the fiscal years ended:

		Fair Value
	Balance Sheet Location	January 30, 2022	January 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$3,823	$8,350
Interest rate swaps	Other liabilities	—	4,416

Total derivative liability		$3,823	$12,766

The following table presents the activity in accumulated other comprehensive loss resulting from our derivative instruments for the fiscal years ended:

	January 30, 2022	January 31, 2021	February 2, 2020
Loss recognized in accumulated other comprehensive income	$—	$(7,602)	$(11,454)
Lo ss reclassified or amortized into interest expense	$7,547	$6,453	$969
Income tax effect	$(2,062)	$314	$2,864
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

Total deferred amusement revenue is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the fiscal year ended January 30, 2022, we recognized revenue of approximately $49,700 related to the amount in deferred amusement revenue as of the end of fiscal 2020. During the fiscal year ended January 31, 2021, we recognized revenue of approximately $20,100 related to the amount in deferred amusement revenue as of the end of fiscal 2019.

We
sell gift cards, which do not have expiration dates, and we do not deduct non-usage
fees from outstanding gift card balances. The Company recognizes revenue from gift cards upon redemption by the customer. For unredeemed gift cards that the Company expects to be entitled to breakage and for which there is not a legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. Recognized gift card breakage revenue is included in “Amusements and other revenues” in the Consolidated Statements of Comprehensive Income (Loss). The contract liability related to our gift cards is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the fiscal year ended January 30, 2022, we recognized revenue of approximately $3,900 related to the amount in deferred gift card revenue as of the end of fiscal 2020, of which approximately $1,390 was gift card breakage revenue. During the fiscal year ended January 31, 2021, we recognized revenue of approximately $2,330 related to the amount in deferred gift card revenue as of the end of fiscal 2019, of which approximately $570 was gift card breakage revenue.
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
During the fourth quarter of fiscal 2021, the Company launched an enhanced loyalty program, wherein eligible customers who enroll in the program generally earn rewards based on the level of chips played. Earned rewards generally expire one to two months after they are issued. We defer revenue associated with the estimated selling prices of rewards earned, net of rewards we do not expect to be redeemed.
Advertising costs
— Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. Advertising costs expensed were $32,184, $21,107, and $44,834, in fiscal 2021, 2020 and 2019, respectively. Advertising costs are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
Leases
— Our material operating leases consist of facility leases at our stores and our store support center. Operating leases also includes certain equipment leases that have a term in excess of one year. At contract inception, we determine whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. We recognize a lease liability representing the present value of lease payments not yet paid and a corresponding ROU asset as of the lease commencement date. Operating lease ROU assets are initially and subsequently measured throughout the lease term at the carrying amount of the lease liability adjusted for lease incentives, initial direct costs, prepayments or accrued lease payments and impairment of ROU assets, if any. We assess lease classification at commencement and reassess lease classification subsequent to commencement upon a change to the expected lease term or modification of the contract. Generally, the Company’s lease contracts do not provide a readily determinable implicit rate, and therefore, the Company uses an estimated incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a hypothetical credit rating.
Our leases typically have initial terms ranging from ten to twenty years and most include options to extend the leases for one or more
5-year
periods. Generally, the lease term includes the noncancelable period of the lease inclusive of reasonably certain renewal periods up to a term of twenty years. The Company’s lease agreements generally contain rent holidays and/or escalating rent clauses. Lease cost is recognized on a straight-line basis over the lease term. The Company is generally obligated for the cost of property taxes, insurance, and maintenance of the leased assets, which are often variable lease payments. Our leases typically provide for a fixed base rent plus contingent rent to be determined as a percentage of sales greater than certain specified target amounts. Contingent rental payments, when considered probable, are recognized as variable lease expenses. The

F-1
5

Company accounts for the lease components and
non-lease
components, primarily fixed maintenance, for all leases, as a single lease component for new and modified leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
A total of 126 initial rent relief agreements related to our operating locations and former corporate headquarters were executed during fiscal 2020, and a second phase of negotiations, generally seeking to delay or extend the terms of deferral pay back periods and/or provide rent relief beyond the periods in the initial agreements, was substantially completed by the end of the Company’s second quarter of fiscal 2021 and resulted in 99 additional rent relief agreements. The Company has elected to apply the practical expedient to account for lease concessions and deferrals resulting directly from
COVID-19
as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications unless the concession results in a substantial increase in the Company’s obligations. A total of 208 of our 225 rent relief agreements qualified for this accounting election, and the remaining agreements were treated as lease modifications, primarily due to a significant extension of the lease term. The Company has bifurcated our current operating lease liabilities into the portion that remains subject to accretion and the portion that is accounted for as a deferral of payments or as short payments. The current portion of deferred occupancy costs or short pays is included in “Accrued liabilities” and the balance, or
$8,434 and $16,243 as of January 30, 2022, and January 31, 2021, respectively, is included in “Other liabilities” in the Consolidated Balance Sheets.
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

F-1
6

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
Earnings per share
— Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the basic weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the diluted net income (loss) per share calculation. For fiscal 2021, 2020 and fiscal 2019, we excluded approximately 170,000, 1,200,000, and 150,000 anti-dilutive awards from the calculation. Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows

	January 30, 2022	January 31, 2021	February 2, 2020
Basic weighted average shares outstanding	48,142,090	43,549,887	33,450,217
Weighted average dilutive impact of awards (1)	1,121,630	—	649,161
Diluted weighted average shares outstanding	49,263,720	43,549,887	34,099,378

(1)	Amounts exclude all potential common and common equivalent shares for periods when there is a net loss.
Recently adopted accounting guidance —
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to the approach for intraperiod tax allocations, the calculation of income taxes in interim periods, and the recognition of deferred taxes for taxable goodwill. The Company adopted this standard as of the beginning of fiscal year 2021, and the adoption did not have a material impact on our consolidated financial statements.
Recent accounting pronouncements —
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance for contract modifications and hedging relationships through December 31, 2022, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. A contract modification resulting from reference rate reform may be accounted for as a continuation of the existing contract rather than the creation of a new contract. Additionally, changes in the critical terms of hedging relationships, caused by reference rate reform, should not result in the de-designation
of the instrument, provided certain criteria are met. Although the Company has swap agreements based on LIBOR rates, the guidance is not expected to have an impact on our consolidated financial statements due to the de-designation
of our hedging relationships in fiscal 2020.

F-1
7

Note 2: Inventories
Inventories consist of the following:

	January 30, 2022	January 31, 2021
Operating store—food and beverage	$7,281	$4,175
Operating store—amusement	12,721	8,640
Corporate—amusement, supplies and other	20,317	10,992

	$40,319	$23,807

Amusement inventory includes electronics, plush toys and small novelty and other items used as redemption prizes for certain games, as well as supplies needed for Midway operations.
Note 3: Property and Equipment
Property and equipment consist of the following:

	January 30, 2022	January 31, 2021
Land	$12,302	$12,302
Buildings and building improvements	42,312	37,417
Leasehold improvements	830,459	805,229
Furniture, fixtures and equipment	459,713	430,331
Games	298,327	295,170
Construction in progress	44,020	33,382

Total cost	1,687,133	1,613,831
Accumulated depreciation	(908,536)	(798,804)

Property and equipment, net	$778,597	$815,027

Depreciation expense totaled $138,329 for fiscal 2021, $138,789 for fiscal 2020, and $132,399 for fiscal 2019.

Note 4: Accrued Liabilities
Accrued liabilities consist of the following as of the fiscal years ended:

	January 30, 2022	January 31, 2021
Deferred amusement revenue	$92,961	$78,852
Current portion of operating lease liabilities, net (1)	45,445	46,471
Compensation and benefits	27,447	13,846
Current portion of deferred occupancy costs	19,164	36,121
Deferred gift card revenue	11,855	10,918
Accrued interest	8,629	11,321
Property taxes	6,450	8,149
Current portion of long-term insurance	5,700	5,100
Utilities	5,262	4,151
Sales and use taxes	4,465	1,385
Current portion of derivatives	3,823	8,350
Customer deposits	3,471	1,373
Other (Note 10)	13,821	8,753

Total accrued liabilities	$248,493	$234,790

(1)
The balance of leasehold incentive receivables of $10,064 and $8,763 as of January 30, 2022. and January 31, 2021, respectively, is reflected as a reduction of the current portion of operating lease liabilities.

Note 5: Debt
Long-term debt consists of the following:

	January 30, 2022	January 31, 2021
Credit Facility—revolver	$—	$60,000
Senior secured notes	440,000	550,000

Total debt outstanding	440,000	610,000
Less debt issuance costs	(8,605)	(13,612)

Long-term debt, net	$431,395	$596,388

On October 27, 2020, the Company issued
$550,000 aggregate principal amount of 7.625
% senior secured notes (the “Notes”)
. Interest on the Notes accrues from October 27, 2020, payable in arrears on November 1 and May 1 of each year, commencing on May 1, 2021. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. Prior to November 1, 2022, but not more than once during any twelve-month period commencing with the issue date of the Notes, the Company may redeem up to 10% of the original principal amount of the Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest, at the redemption date. After November 1, 2022, the Company may redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries, which is substantially the same as the guarantors of the Company’s existing credit facility.

The first amendment to the existing credit facility, effective April 14, 2020, increased the interest rate spread on variable rate debt to 2.00% plus a LIBOR floor of 1.00%. Concurrent and subject to the issuance of the Notes, the Company executed a second amendment, which included relief from testing compliance with certain financial covenants until the last day of the fiscal quarter ending on May 1, 2022. During the financial covenant suspension period the Company is required to maintain a minimum liquidity (primarily availability under the credit facility) of
$150,000
. During the fourth quarter of fiscal 2021, the Company ended this financial covenant suspension period. The second amendment extended the maturity of the
$500,000
revolving portion of the facility from August 17, 2022, to August 17, 2024, increased the interest rate spread t
o 4.00
%, and instituted a
 1.00
% utilization fee due at maturity. After the first quarter of fiscal 2022, when the financial covenant suspension increased pricing period ends, the interest rate spread ranges fro
m 1.25% to 3.00
% and the utilization fee will cease.
The second amendment also terminated the term loan portion of the credit facility, triggering payment of
$1,900

of lender debt costs, and the Company recorded a loss of
$904
related to the unamortized debt costs associated with the term portion of the credit facility. The Company used the proceeds of the Notes offering, along with cash on hand, to repay the
$255,000
principal balance of the term loan facility,
$463,000

of borrowings under the revolving credit facility, and related accrued interest. The Company incurred debt costs of $18,300 associated with the issuance of the Notes and the second amendment to the credit facility, which are being amortized over the respective terms.
During fiscal 2021, the Company redeemed a total of $110,000 outstanding principal amount of the Notes in two separate transactions. In connection with the early redemption of the Notes, the Company paid prepayment premiums of $3,300, plus accrued and unpaid interest to the date of redemptions, pursuant to the terms of the indenture governing the Notes. Additionally, the early redemptions of the Notes resulted in a loss on extinguishment of approximately $2,300 related to a proportionate amount of unamortized issuance costs.

For fiscal 2021 and fiscal 2020, the Company’s weighted average interest rate on outstanding borrowings wa
s 10.34% and 5.40
%, respectively. The rate has increased due to the issuance of the Notes and the second amendment to the credit facility. As of January 30, 2022, we had letters of credit outstanding of
$7,505 and an unused commitment balance of $492,495
under the revolving credit facility. Our credit facility and Notes contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. As of January 30, 2022, the Company was in compliance with the financial covenants of our credit facility and all the restrictive covenants of the Notes and credit facility.
Future debt obligations
— Below is our future debt principal payment obligations as of January 30, 2022 by fiscal year:

2025	$440,000

Total future payments	$440,000

Interest expense, net
— The following tables set forth our recorded interest expense, net:

	January 30, 2022	January 31, 2021	February 2, 2020
Interest expense on debt	$43,463	$29,124	$20,277
Interest associated with swap agreements	7,547	6,453	969
Amortization of issuance cost	4,244	2,184	792
Interest income	—	(22)	(119)
Capitalized interest	(1,344)	(849)	(982)

Total interest expense, net	$53,910	$36,890	$20,937

Note 6: Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the
COVID-19
pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in fiscal 2018, 2019 and 2020 and technical amendments regarding the expensing of qualified improvement property. The application of the technical amendments made by the CARES Act to qualified improvement property resulted in additional tax net operating losses which were carried back from fiscal 2020 and fiscal 2019 to years with a higher federal corporate income tax rate. During the second quarter of fiscal 2021, the Company filed the fiscal 2020 carryback claims for federal tax refunds of approximately $57,400. Due to government delays in processing these claims, the majority of these funds are expected to be received in fiscal 2022.
Additionally, the CARES Act, in efforts to enhance business’ liquidity, provided for the deferral of the employer-paid portion of social security taxes during fiscal 2020. The Company elected to defer approximately $4,800 of employer-paid portion of social security taxes, with 50% remitted in fiscal 2021 and the remainder due in fiscal 2022.
The following table sets forth our income tax provision:

	January 30, 2022	January 31, 2021	February 2, 2020
Current provision:
Federal	$21,899	$ (78,629)	$11,744
State and local	4,577	(1,360)	8,562
Foreign	333	(78)	100

Total current provision	26,809	(80,067)	20,406

	January 30, 2022	January 31, 2021	February 2, 2020
Deferred provision (benefit):
Federal	(2,354)	(5,415)	7,109
State and local	(5,441)	1,951	(365)
Foreign	—	99	(271)

Total deferred provision (benefit)	(7,795)	(3,365)	6,473

Provision for income taxes	$19,014	$(83,432)	$26,879

The following table reconciles the effective tax rate to the federal income tax rate:

	January 30, 2022	January 31, 2021	February 2, 2020
Federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	5.0%	2.7%	5.4%
Permanent differences	2.0%	(0.2)%	1.5%
Tax credits	(4.9)%	0.7%	(6.4)%
Share-based compensation	(3.6)%	(0.2)%	(0.9)%
Impact of net operating loss carryback	—%	7.5%	—%
Other	(4.6)%	(2.8)%	0.5%

Effective tax rate	14.9%	28.7%	21.1%

Components of the deferred income tax liability, net consist of the following:

	January 30, 2022	January 31, 2021
Deferred tax assets:
Deferred revenue	$27,577	$24,136
Operating lease liability	380,145	383,378
Accrued liabilities	2,961	1,332
Workers compensation and general liability insurance	4,068	3,923
Share-based compensation	7,614	7,236
Hedging transactions	1,044	3,488
Net operating loss carryovers	8,028	10,303
Tax credit carryovers	943	3,054
Indirect benefit of unrecognized tax benefits	529	639
Other	4,173	5,549

Subtotal	437,082	443,038
Less: valuation allowance	(8,501)	(13,747)

Total deferred tax assets	$428,581	$429,291

Deferred tax liabilities:
Trademark/tradename	$21,583	$21,583
Property and equipment	121,516	127,969
Operating lease right of use asset	287,255	287,030
Other	278	493

Total deferred tax liabilities	$430,632	$437,075

Deferred tax liability, net	$ 2,051	$ 7,784

As of
January 30, 2022, we had $99,004 of state net operating loss carryforwards, which will begin to expire in 2022, foreign operating loss carryforwards of $9,535, which will begin to expire in 2030, and foreign tax credit carryovers of $922, which will begin to expire in 2028.
During fiscal 2021, the
decrease
in the valuation allowance of $5,246 primarily relates to the use of available net operating loss carryforwards and the release of previously established allowance for certain net operating loss carryforwards due to improved operating performance. During fiscal 2020, the increase in the valuation allowance of $11,127 primarily relates to the increase in net operating loss carryovers.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	January 30, 2022	January 31, 2021	February 2, 2020
Balance at beginning of year	$2,564	$2,080	$2,333
Additions for tax positions of prior years	95	28	463
Reductions for tax positions of prior years	—	—	(44)
Additions for tax positions of current year	757	660	450
Settlements with taxing authorities	—	—	(390)
Lapse of statute of limitations	(330)	(204)	(732)

Balance at end of year	$3,086	$2,564	$2,080

The January 30, 2022 balance of unrecognized tax benefits includes $2,800, that if recognized, would affect our effective tax rate. At January 30, 2022, and January 31, 2021, we had accrued interest and penalties of $446 and $412, respectively. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Comprehensive Income (Loss).
In the next
twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of certain tax matters, including payments on those tax matters or due to lapse of the statute of limitations. These resolutions and payments could reduce our unrecognized tax benefits by up to approximately $382.
We file consolidated income tax returns with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2014.
The Company recorded excess tax expense (benefits) of $(6,994), $437, and ($1,201), in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, to the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss).
Note 7: Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows:

	January 30, 2022	January 31, 2021		February 2, 2020
Operating lease cost	$134,910	$ 132,658		$124,065
Variable lease cost	30,122		25,360	30,009
Short-term lease cost (1)	549		457	435

Total lease cost	$165,581		$158,475	$154,509

(1)
We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Leases with an initial term of 12 months or less, that do not include a purchase option that we are reasonably certain to exercise, are not recorded on the Consolidated Balance Sheet.

Operating lease c
o
st, variable lease cost and short-term lease cost related primarily to our facilities is included in “Other store operating expenses” for our operating stores,
“Pre-opening
costs” for our stores not yet operating, or “General and administrative expenses” for our former corporate headquarters and new store support center, in the Consolidated Statements of Comprehensive Income (Loss).
Supplemental disclosures of cash flow information related to leases were as follows:

	January 30, 2022	January 31, 2021	February 2, 2020

Cash paid for operating lease liabilities	$157,197	$77,292	$123,748
ROU assets obtained in exchange for new operating lease liabilities (1)	$72,559	$98,218	$220,648
Weighted-average remaining lease term—operating leases (in years)	14.2	14.8	15.7
Weighted-average discount rate—operating leases	6.02%	5.94%	5.90%

(1)	Excludes the transition adjustment at adoption of Topic 842 in fiscal 2019.
Minimum future maturities of operating lease liabilities were as follows as of January 30, 2022, by fiscal year:

2022	$134,011
2023	143,762
2024	143,431
2025	144,305
2026	145,453
Thereafter	1,333,575

Total future operating lease liability	$2,044,537
Less: interest	(711,489)

Present value of operating lease liabilities	$1,333,048

Operating
lease payments in the table above includes minimum lease payments for four future sites for which the leases have commenced. Operating lease payments exclude approximately $105,000 of minimum lease payments for five executed facility leases which have not yet commenced.
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
Sale of common stock
During fiscal 2020, the Company sold 16,743,352 shares of its common stock at an average price of $11.08 per share, for proceeds of $182,207, net of offering costs.

Share repurchases and cash dividends
On December 6, 2021, our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the private market, through privately negotiated transactions and through trading plans. The share repurchase program may be modified, suspended, or discontinued at any time. The share repurchase authorization limit is $100,000 and the authorization expires at the end of fiscal 2022. As a result of the impacts to our business arising from the
COVID-19
pandemic, share purchases and dividend payments were indefinitely suspended during fiscal 2021 and fiscal 2020, and the previous share repurchase program expired at the end of fiscal 2020. During fiscal 2019, the Company purchase
d 7,116,585 shares of stock for $297,317. Our Board of Directors authorized and declared quarterly cash dividends totaling $0.62 per share of common stock during fiscal 2019. The fiscal 2019 fourth quarter dividend was paid in the first quarter of fiscal 2020.
The Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock were not considered common stock repurchases under the share repurchase plan. During the fiscal year ended 2021, 2020 and 2019, we withheld 231,451, 58,715, and 11,536 shares of common stock to satisfy $9,465, $929, and $595 of employees’ tax obligations, respectively. The share activity in fiscal 2020 includes the settlements of $2,517 cash obligations through the issuance of 160,540 shares of common stock.

Share-based compensation
The Company maintains an equity incentive plan under which it may grant awards denominated in the Company’s common stock or units of the Company’s common stock, as well as cash variable compensation awards. The Company’s long-term incentive compensation provides awards to executive and management personnel as well as directors. Prior to October 2014, we issued share-based awards under our 2010 Stock Incentive Plan, and all outstanding grants under this plan are fully vested. Share-based awards granted after October 2014 were issued pursuant to the terms of our 2014 Stock Incentive Plan. We may grant stock option or restricted stock units to executive and management personnel as well as directors. Options granted to employees generally become exercisable ratably over a three-year period from the grant date. Performance-based restricted stock units and market stock units (“MSU’s) awarded to employees generally either vest ratably
o
ver three years or fully vest after three years, subject to the achievement of specified performance or market conditions, as applicable. Time-based restricted stock units have various service periods not exceeding five years.
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
Each share granted subject to a stock option award or time-based restricted stock unit award reduces the number of shares available under our stock incentive plans by one share. Each share granted subject to a performance restricted stock unit or market stock unit award reduces the number of shares available under our stock incentive plans by a range of one share if the target performance or market condition is achieved, up to a maximum of two shares for performance or market condition achieved above target and a minimum of no shares if performance or market condition achieved is below a minimum threshold target. On June 23, 2020, shareholders approved a proposal to amend the 2014 Stock Incentive Plan to increase the number of shares available for awards to 6,100,000 shares. The number of unissued common shares reserved for future grants under the 2014 Stock Incentive Plan is approximately 3,600,000 as of January 30, 2022. The Company satisfies stock option exercises and vesting of restricted stock units with newly issued shares.
The grant date fair value of our stock option awards has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate, as well as an estimated fair value of our common stock. Fair value valuation analyses were prepared by an independent third-party valuation firm, utilizing the market-determined share price. Since our stock had not been publicly traded prior to our IPO, the expected volatility was based on an average of the historical volatility of certain of our competitors’ stocks over the expected term of the share-based awards with the calculation placing more weight on company-specific volatilities each year thereafter. The dividend yield assumption was based on our history. The simplified method was used to estimate the expected term of share-based awards. This method was used because the Company does not have enough historical option activity to derive an expected life. The risk-free interest rate was based on the implied yield on U.S. Treasury zero-coupon
issues with a remaining term equivalent to the expected term. No options were granted during fiscal 2021 or fiscal 2020. The significant assumptions used in determining the underlying fair value of the weighted-average options granted in fiscal 2019 were as follows:

Fiscal 2019
Volatility	34.2%
Risk free interest rate	2.34%
Expected dividend yield	1.15%
Expected term — in years	6.0
Weighted average grant-date fair value	$16.93
Based on the terms and conditions of our MSU awards, the grant date fair value of the MSU’s was determined using a Monte-Carlo simulation model, which simulated the Company’s stock price over the performance period. During fiscal 2021, the average volatility assumption was 76.9% and the risk-free interest rate used to discount the value of the award was 0.24%. During fiscal 2020, the average volatility assumption was 126.2% and the risk-free interest rate used to discount the value of the award was 0.16%. The dividend yield was zero as the Company has suspended dividends as a result of the
COVID-19
pandemic.
Compensation expense related to stock options with only service conditions (time-based) is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award or to the date on which retirement eligibility is achieved, if shorter. Compensation expense related to stock option plans was $431, $1,318, and $3,010 during the fiscal years ended January 30, 2022, January 31, 2021, and February 2, 2020, respectively.
Compensation expense for time-based restricted stock units is based on the market price of the shares underlying the awards on the grant date. Compensation expense for performance-based restricted stock units reflects the estimated probability that performance conditions at target or above will be met. Restricted stock units are expensed ratably over the service period. The effect of market conditions is considered in determining the grant date fair value of MSU awards, which is not subsequently revised based on actual performance. We recorded compensation expense related to our restricted stock unit awards of $12,041, $5,667, and $3,847 during the fiscal years ended January 30, 2022, January 31, 2021, and February 2, 2020, respectively.
Compensation expense related to stock options and restricted stock units is included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income (Loss). Forfeitures are recorded as they occur.

Transactions related to stock option awards during fiscal 2021 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 31, 2021	1,231,601	$36.77	173,563	$7.51
Exercised	(270,976)	16.36	(100,009)	6.90
Forfeited	(27,246)	43.78	—	—

Outstanding at January 30, 2022	933,379	42.50	73,554	8.33

Exercisable at January 30, 2022	872,895	$41.86	73,554	$8.33

The total intrinsic value of options exercised during fiscal 2021, 2020, and 2019 was $10,358, $963, and $3,968, respectively. The unrecognized expense related to our stock option plan totaled approximately $64 as of January 30, 2022 and will be expensed over a weighted average of 0.2 years. For options outstanding as of January 30, 2022, the weighted average remaining contractual life was 4.8 years and the aggregate intrinsic value was $3,800. For options exercisable as of January 30, 2022, the weighted average remaining contractual life was 4.6 years and the aggregate intrinsic value was $3,800.
Transactions related to restricted stock unit awards during fiscal 2021 were as follows:

	Shares	Weighted Avg Grant Date Fair Value
Outstanding at January 31, 2021	1,116,341	$17.32
Granted	311,759	47.42
Change in units based on performance	362,491	15.30
Vested	(703,795)	16.23
Forfeited	(163,997)	32.24

Outstanding at January 30, 2022	922,799	$24.88

The weighted average grant-date fair values of restricted stock units granted during fiscal 2021, 2020 and 2019 were $
47.42
, $
12.75
, and $
51.44
, respectively. The total fair value of restricted stock units vested during fiscal 2021, 2020, and 2019 was approximately $
29,260
, $
1,518
, and $
5,259
, respectively. The unrecognized expense related to our restricted stock units was approximately $
7,976
as of January 30, 2022, which will be expensed over a weighted average of
1.6
years
.

Note 9: Employee Benefit Plans
We maintain voluntary defined contribution plans, both qualified and non-qualified,
covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company may match a specified percentage of employee contributions, as approved, up to a maximum of 6% of eligible employee compensation, as defined. As a result of the impacts to our business arising from the
COVID-19
pandemic, the Company suspended matching of employee contributions during fiscal 2020 and the first half of fiscal 2021. The Company’s match was $714, $0, and $975, for fiscal 2021, 2020, and 2019, respectively, which was expensed as incurred.

The
non-qualified
deferred compensation plan assets are invested through a rabbi trust. Assets in the rabbi trust are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value using quoted prices available on identical assets and liabilities in active markets, representing Level One assets as defined by GAAP. Deferred compensation plan assets of $10,587 and $10,115, as of January 30, 2022 and January 31, 2021, respectively, are included in “Other assets and deferred charges” and the offsetting deferred compensation plan liabilities are included in “Other liabilities” in the accompanying Consolidated Balance Sheets.
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