Form 10-Q
period 2022-05-01
Dave & Buster's Entertainment, Inc.
filed 2022-06-07
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 1, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2022, the registrant ha
d
 48,934,844 shares of common stock, $0.01 par value per share, outstanding
.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM
10-Q
FOR QUARTERLY PERIOD ENDED MAY 1, 2022

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	May 1,	January 30,
	2022	2022
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$139,081	$25,910
Inventories	41,601	40,319
Prepaid expenses	16,403	11,316
Income taxes receivable	16,697	64,921
Other current assets	3,358	3,105

Total current assets	217,140	145,571
Property and equipment (net of $937,939 and $908,536 accumulated depreciation as of May 1, 2022 and January 30, 2022, respectively)	787,750	778,597
Operating lease right of use assets	1,055,328	1,037,197
Deferred tax assets	9,203	9,961
Tradenames	79,000	79,000
Goodwill	272,604	272,597
Other assets and deferred charges	22,075	22,867

Total assets	$2,443,100	$2,345,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,528	$62,493
Accrued liabilities	254,920	248,493
Income taxes payable	3,630	529

Total current liabilities	313,078	311,515
Deferred income taxes	15,446	12,012
Operating lease liabilities	1,294,486	1,277,539
Other liabilities	36,382	37,869
Long-term debt, net	431,966	431,395
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 61,817,849 shares at May 1, 2022 and 61,563,613 shares at January 30, 2022; outstanding: 48,718,457 shares at May 1, 2022 and 48,489,935 shares at January 30, 2022	618	616
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	557,977	548,776
Treasury stock, 13,099,392 and 13,073,678 shares as of May 1, 2022 and January 30, 2022, respectively	(606,669)	(605,435)
Accumulated other comprehensive loss	(2,299)	(3,628)
Retained earnings	402,115	335,131

Total stockholders’ equity	351,742	275,460

Total liabilities and stockholders’ equity	$2,443,100	$2,345,790

See accompanying notes to consolidated financial statements
.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 1, 2022	May 2, 2021
Food and beverage revenues	$151,912	$85,758
Amusement and other revenues	299,189	179,582

Total revenues	451,101	265,340
Cost of food and beverage	43,255	23,157
Cost of amusement and other	26,766	16,614

Total cost of products	70,021	39,771
Operating payroll and benefits	93,361	50,279
Other store operating expenses	124,425	84,445
General and administrative expenses	28,297	17,091
Depreciation and amortization expense	33,288	35,099
Pre-opening costs	2,997	1,659

Total operating costs	352,389	228,344

Operating income	98,712	36,996
Interest expense, net	11,391	14,820

Income before provision for income taxes	87,321	22,176
Provision for income taxes	20,337	2,541

Net income	66,984	19,635

Unrealized foreign currency translation gain (loss)	(42)	61
Unrealized gain on derivatives, net of tax	1,371	1,371

Total other comprehensive income	1,329	1,432

Total comprehensive income	$68,313	$21,067

Net income per share:
Basic	$1.38	$0.41
Diluted	$1.35	$0.40
Weighted average shares used in per share calculations:
Basic	48,580,273	47,695,705
Diluted	49,453,503	49,331,092
See accompanying notes to consolidated financial statements
.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirteen Weeks Ended May 1, 2022
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 30, 2022	61,563,613	$616	$548,776	13,073,678	$(605,435)	$(3,628)	$335,131	$275,460
Net income	—	—	—	—	—	—	66,984	66,984
Unrealized foreign currency translation loss	—	—	—	—	—	(42)	—	(42)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	1,371	—	1,371
Share-based compensation			3,555	—	—	—	—	3,555
Issuance of common stock	254,236	2	5,646	—	—	—	—	5,648
Repurchase of common stock	—	—	—	25,714	(1,234)	—	—	(1,234)

Balance May 1, 2022	61,817,849	$618	$557,977	13,099,392	$(606,669)	$(2,299)	$402,115	$351,742

	Thirteen Weeks Ended May 2, 2021
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 31, 2021	60,488,833	$605	$531,191	12,842,227	$(595,970)	$(9,085)	$226,491	$153,232
Net income	—	—	—	—	—	—	19,635	19,635
Unrealized foreign currency translation gain	—	—	—	—	—	61	—	61
Unrealized gain on derivatives, net of tax	—	—	—	—	—	1,371	—	1,371
Share-based compensation	—	—	2,971	—	—	—	—	2,971
Issuance of common stock	203,073	2	1,606	—	—	—	—	1,608
Repurchase of common stock	—	—		5,071	(236)	—	—	(236)

Balance May 2, 2021	60,691,906	$607	$535,768	12,847,298	$(596,206)	$(7,653)	$246,126	$178,642

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Thirteen Weeks Ended May 1, 2022	Thirteen Weeks Ended May 2, 2021
Cash flows from operating activities:
Net income	$66,984	$19,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	33,288	35,099
Non-cash interest expense	1,887	1,887
Deferred taxes	3,677	(4,840)
Loss on disposal of fixed assets	216	145
Share-based compensation	3,555	2,971
Other, net	993	950
Changes in assets and liabilities:
Inventories	(1,282)	995
Prepaid expenses	(5,087)	197
Income tax receivable	48,224	14,840
Other current assets	(253)	(341)
Other assets and deferred charges	64	(2,097)
Accounts payable	(10,882)	1,173
Accrued liabilities	4,166	8,667
Income taxes payable	3,101	845
Other liabilities	(57)	(2,930)

Net cash provided by operating activities	148,594	77,196

Cash flows from investing activities:
Capital expenditures	(40,037)	(10,359)
Proceeds from sales of property and equipment	200	54

Net cash used in investing activities	(39,837)	(10,305)

Cash flows from financing activities:
Proceeds from debt	14,000	19,000
Payments of debt	(14,000)	(79,000)
Proceeds from the exercise of stock options	5,648	1,608
Repurchases of common stock to satisfy employee withholding tax obligations	(1,234)	(236)

Net cash provided by (used in) financing activities	4,414	(58,628)

Increase in cash and cash equivalents	113,171	8,263
Beginning cash and cash equivalents	25,910	11,891

Ending cash and cash equivalents	$139,081	$20,154

Supplemental disclosures of cash flow information:
Increase in fixed asset accounts payable	$2,917	$1,845
Cash paid (refund received) for income taxes, net	$(35,129)	$(8,525)
Cash paid for interest, net	$16,904	$22,525
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
The Company, headquartered in Coppell, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North
 America for adults and families under the name “Dave & Buster’s”. The Company operates its business as one operating and one reportable segment. During the thirteen weeks ended May 1, 2022, we opened one new store located in Sioux Falls, South Dakota. As of May 1, 2022, we owned and operated 145 stores located in 41 states, Puerto Rico and one Canadian province.
The Company operates on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period reported has 13 weeks. Fiscal 2022 and 2021, which end on January 29, 2023 and January 30, 2022, respectively, contain 52 weeks.
The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended January 30, 2022, included in our Annual Report on Form
10-K
as filed with the SEC.
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the thirteen weeks ended May 1, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending January 29, 2023.
Cash and cash equivalents
— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. A book overdraft of $16,673 is presented in “Accounts payable” in the Consolidated Balance Sheets as of January 30, 2022. There was no book overdraft as of May 1, 2022. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.
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
The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and other current liabilities approximate fair value because of their short-term nature. The fair value of the Company’s interest rate swap is determined based upon Level Two inputs which includes valuation models as reported by our counterparties and third-party valuation specialists. These valuation models are based on the present value of expected cash flows using forward rate curves. The fair value of our senior secured notes was $455,387 and $456,204 as of May 1, 2022 and January 30, 2022, respectively. The fair value of the Company’s debt is determined based on a discounted cash flow method, using a sector-specific yield curve based on market-derived, trade price data as of the measurement date, and is classified as a Level Two input within the fair value hierarchy.
The Company also measures certain
non-financial
assets (primarily property and equipment,
right-of-use
(“ROU”) assets, goodwill, tradenames, and other assets) at fair value on a non-recurring
basis in connection with its periodic evaluations of such assets for potential impairment. During the first quarter of fiscal 2022, there were no impairments recognized.

Interest rate swaps
—
Effective February 28, 2019, the Company entered into three interest rate swap agreements to manage our exposure to interest rate movements on our variable rate credit facility. The notional amount of the swap agreements, which mature August 17, 2022, totals
 $350,000
and the fixed rate of interest for all agreements is
 2.47
%. Effective
April 14, 2020, the Company amended its existing credit facility agreement to obtain relief from its financial covenants, and as a result, the variable interest rate terms were modified to create an interest rate floor of 1.00%. Accordingly, the Company discontinued the hedging relationship as of April 14, 2020 (de-designation date). Given the continued existence of the hedged interest payments, the Company is reclassifying its accumulated other comprehensive loss of
$17,609 as of the
de-designation
date into “Interest expense, net” using a straight-line approach over the remaining life of the originally designated hedging relationship, and the unamortized balance of $2,201 as of May 1, 2022 will be fully amortized at maturity. Effective with the de-designation, any gain or loss on the derivatives are recognized in earnings in the period in which the change occurs. For the thirteen weeks ended May 1, 2022 and May 2, 2021, a gain of
 $701 and $131, respectively, were recognized, which are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.
The fair value of outstanding interest rate swap derivatives liability was $1,172 and $3,823 as of May 1, 2022 and January 30, 2022, respectively, and the balance is included in “Accrued liabilities” in the Consolidated Balance Sheets.
The following table summarizes the activity in accumulated other comprehensive loss related to our derivative instruments:

	Thirteen weeks ended
	May 1, 2022	May 2, 2021
Loss reclassified or amortized into interest expense	$1,887	$1,887
Income tax effect	$(516)	$(516)
Revenue recognition
— Amusement revenues are primarily recognized upon utilization of game play credits on power cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes in our WIN! area. We have deferred a portion of amusement revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. During the thirteen weeks ended May 1, 2022, we recognized revenue of approximately $19,100 related to the amount in deferred amusement revenue as of the end of fiscal 2021.
In jurisdictions where we do not have a legal obligation to remit unredeemed gift card balances to a legal authority, we recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirteen weeks ended May 1, 2022, we recognized revenue of approximately $2,100 related to the amount in deferred gift card revenue as of the end of fiscal 2021, of which approximately $290 was breakage revenue.
Stockholders’ equity
— In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively, we withheld 25,714 and 5,071 shares of common stock to satisfy $1,234 and $236 of employees’ tax obligations, respectively.
Earnings per share
— Basic net income (loss) per share is computed by dividing net income available to common shareholders by the basic
weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the diluted net income per share calculation. For the thirteen weeks ended May 1, 2022 and May 2, 2021, the Company excluded anti-dilutive awards from the calculation of approximatel
y 102,896 and 111,485,
respectively.
Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows:

	Thirteen weeks ended
	May 1, 2022	May 2, 2021
Basic weighted average shares outstanding	48,580,273	47,695,705
Weighted average dilutive impact of awards	873,230	1,635,387
Diluted weighted average shares outstanding	49,453,503	49,331,092
Note 2: Accrued Liabilities
Accrued liabilities consist of the following as of the end of each period:

	May 1, 2022	January 30, 2022
Deferred amusement revenue	$99,883	$92,961
Current portion of operating lease liabilities, net (1)	52,780	45,445
Compensation and benefits	30,357	27,447
Current portion of deferred occupancy costs	14,248	19,164
Deferred gift card revenue	10,840	11,855
Property taxes	7,143	6,450
Current portion of long-term insurance	5,700	5,700
Customer deposits	5,592	3,471
Utilities	5,582	5,262
Sales and use taxes	5,574	4,465
Current portion of derivatives	1,172	3,823
Accrued interest	246	8,629
Other	15,803	13,821

Total accrued liabilities	$254,920	$248,493

(1)
The balance of leasehold incentive receivables of $3,419 and $10,064 as of May 1, 2022 and January 30, 2022, respectively, is reflected as a reduction of the current portion of operating lease liabilities
.

Note 3: Debt
Long-term debt consists of the following:

	May 1, 2022	January 30, 2022
Senior secured notes	$440,000	$440,000

Total debt outstanding	440,000	440,000
Less debt issuance costs	(8,034)	(8,605)

Long-term debt, net	$431,966	$431,395

On October 27, 2020, the Company issued $550,000 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries, which is substantially the same as the guarantors of the Company’s existing credit facility. During fiscal 2021, the Company redeemed a total of
 $110,000
outstanding principal amount of the Notes in two separate transactions, and paid prepayment premiums of
 $3,300
, plus accrued and unpaid interest to the date of redemptions. The early redemptions of the Notes resulted in a loss on extinguishment of approximately
 $2,300
related to a proportional amount of unamortized issuance costs. Beginning October 27, 2022, the Company may elect to further redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date.

The interest rates per annum applicable to loans under our existing credit facility are based on a defined LIBOR rate plus an applicable margin, based on a total leverage ratio, as defined. The first amendment to the existing credit facility, effective April 14, 2020, increased the interest rate spread on variable rate debt to 2.00% and set a LIBOR floor of 1.00%. Concurrent and subject to the issuance of the Notes, the Company entered into a second amendment to its existing credit facility, which extended the maturity of the $500,000 revolving portion of the facility from August 17, 2022, to August 17, 2024, and during the financial covenant suspension increased pricing period, increased the interest rate spread to 4.00% and instituted a 1.00% utilization fee. Shortly after the end of the Company’s first quarter of fiscal 2022, the interest rate spread will range from 1.25% to 3.00% and the utilization fee, which is due at maturity, will cease. At the end of the first quarter of fiscal 2022, we had letters of credit outstanding of $7,505 and an unused commitment balance of $492,495 under the revolving credit facility.

Amortization of debt issuance costs associated with the issuance of the Notes and credit facility was
 $
960
and $
1,102
for the first quarter of fiscal 2022 and fiscal 2021, respectively, and is included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income. For the thirteen weeks ended May 1, 2022, and May 2, 2021, respectively, the Company’s weighted average effective interest rate on our total debt facilities (before capitalized interest amounts) wa
s
10.90
% and
10.15
%, respectively.
Our credit facility and Notes contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. As of the end of the first quarter of fiscal 2022, the Company was in compliance with the financial covenants of our credit facility and all the restrictive covenants of the Notes and credit facility.
Note 4: Leases
We currently lease most of the buildings or sites for our stores, store support center, and warehouse space under facility operating leases. These leases typically have initial terms ranging from ten to twenty years and include one or more options to renew. When determining the lease term, we include option periods for which renewal is reasonably certain. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating leases also includes certain equipment leases that have a term in excess of one year. Certain facility leases also have provisions for additional contingent rentals based on revenues.
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
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows for the fiscal year ended:

	Thirteen Weeks Ended
	May 1, 2022	May 2, 2021
Operating lease cost	$34,782	33,294
Variable lease cost	9,847	7,389
Short-term lease cost	117	123

Total	$44,746	$40,806

During fiscal 2020 and the first half of fiscal 2021, the Company entered into rent relief agreements with our respective landlords. The Company elected to apply an available practical expedient to account for lease concessions and deferrals resulting directly from the COVID-19 pandemic as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and not account for the concessions as lease modifications unless the concession results in a substantial increase in the Company’s obligations. A total of 208 of our 225 rent relief agreements qualified for this accounting election, and the remaining agreements were treated as lease modifications, primarily due to a significant extension of the lease term. The Company has bifurcated our current operating lease liabilities into the portion that remains subject to accretion and the portion that is accounted for as a deferral of payments. The current portion of deferred occupancy costs is included in “Accrued liabilities” and the balance, or
 $6,353 and $8,434 as of May 1, 2022 and January 30, 2022, respectively, is included in “Other liabilities” in the Consolidated Balance Sheets.
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
The Company is a defendant in several lawsuits filed in courts in California alleging violations of California Business and Professions Code, industry wage orders, wage-and-hour
laws and rules and regulations pertaining primarily to the failure to pay proper regular and overtime wages, failure to pay for missed meals and rest periods, pay stub violations, failure to pay all wages due at the time of termination and other employment related claims (the “California Cases”). Some of the California Cases purport or may b
e

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
remaining
cases.
Note 6: Share-Based Compensation
Compensation expense related to stock options and restricted stock units is included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income and is as follows:

	Thirteen Weeks Ended
	May 1, 2022	May 2, 2021
Stock options	$261	274
Restricted stock units	3,294	2,697

Share-based compensation expense	$3,555	$2,971

Transactions related to stock option awards during the thirteen weeks ended May 1, 2022 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number	Wtd. Avg.	Number	Wtd. Avg.
	of Options	Exercise Price	of Options	Exercise Price
Outstanding at January 30, 2022	933,379	$42.50	73,554	$8.33
Granted	36,844	47.71	—	—
Exercised	(160,091)	34.95	(6,059)	8.69
Forfeited	(7,855)	58.42	—	—

Outstanding at May 1, 2022	802,277	$44.08	67,495	$8.30

Exercisable at May 1, 2022	765,433	$43.91	67,495	$8.30

The total intrinsic value of options exercised during the thirteen weeks ended May 1, 2022 was $2,287. The unrecognized expense related to our stock option plan totaled approximately $954 as of May 1, 2022 and will be expensed over a weighted average period of 3.0 years.
Transactions related to restricted stock units during the thirteen weeks ended May 1, 2022, were as follows:

		Wtd. Avg.
	Shares	Fair Value
Outstanding at January 30, 2022	922,799	$24.88
Granted	485,522	47.17
Performance adjusted units	11,808	46.75
Vested	(88,086)	47.46
Forfeited	(41,212)	51.66

Outstanding at May 1, 2022	1,290,831	$31.07

Fair value of our time-based and performance-based restricted stock units is based on our closing stock price on the date of grant. The grant date fair value of stock options was determined using the Black-Scholes option valuation model. The unrecognized expense related to restricted stock units was $27,575 as of May 1, 2022 and will be expensed over a weighted average period of 3.2 years.
During the thirteen weeks ended May 1, 2022 and May 2, 2021, excess tax expense (benefit) of $(63) and $(1,135), respectively, were recognized in the “Provision for income taxes” in the Consolidated Statement of Comprehensive Income and classified as a source in operating activities in the Consolidated Statement of Cash Flows.

Note 7: Income Taxes
The effective tax rate for the thirteen weeks ended May 1, 2022, was 23.3%, compared to 11.5% for the thirteen weeks ended May 2, 2021. The previous quarter tax provision includes higher excess tax benefits associated with share-based compensation and credits associated with the reversal of certain tax valuation allowances.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the
COVID-19
pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in fiscal 2018, 2019 and 2020 and technical amendments regarding the expensing of qualified improvement property. The application of the technical amendments made by the CARES Act to qualified improvement property resulted in additional tax net operating losses which were carried back from fiscal 2020 and fiscal 2019 to years with a higher federal corporate income tax rate. During the second quarter of fiscal 2021, the Company filed the fiscal 2020 carryback claims for federal tax refunds of approximately $57,400, of which approximately $33,200 were received during the first quarter of fiscal 2022.
Note 8: Acquisition
On April 6, 2022, the Company announced its entry into an Agreement and Plan of Merger, pursuant to which the Company has agreed to acquire
100%
of the equity interests of Ardent Leisure Holding US, Inc. (“Ardent US”), doing business as “Main Event”, in exchange for cash consideration of
 $835
million (to be adjusted for cash on hand, Ardent US transaction expenses, payments pursuant to Ardent US’s long term incentive plan, certain capital expenditures, and certain agreed upon working capital adjustments) less the indebtedness of Ardent US immediately prior to the closing of the transaction.
As of May 1, 2022, Ardent US owns and operates
48
family entertainment centers under the name “Main Event” and
 3
family entertainment centers under the name “The Summit.” All of
the centers are located in the United States.
The closing of the transaction is subject to customary closing conditions, including approval by the shareholders of Ardent Leisure Group, and the transaction is expected to close in the second quarter. We expect the full amount of the cash consideration paid will be funded by a new term loan facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying unaudited consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form
10-K
as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022. Unless otherwise specified, the meanings of all defined terms in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are consistent with the meanings of such terms as defined in the Notes to Unaudited Consolidated Financial Statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not a guarantee of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report as a result of various factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form
10-K
filed with the SEC on March 29, 2022. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form
10-Q,
such results or developments may not be indicative of results or developments in subsequent periods.
Financial Highlights

•
Revenues totaled $451,101 in the first quarter of 2022 compared with $363,582 in the first quarter of 2019. A total of 145 and 127 stores were open and operating without restrictions at the end of the first quarter of 2022 and 2019, respectively. Revenues totaled $265,340 in the first quarter of 2021, which ended with 138 of 141 stores open and operating in limited capacity.

•
Overall comparable store sales increased 10.9% compared with the same period in 2019 and increased 71.1% compared with the same period in 2021, which ended with 110 of 113 comparable stores open and operating in limited capacity.

•
Net income totaled $66,984, or $1.35 per diluted share, compared with net income of $42,443, or $1.13 per diluted share in the same period of 2019. In the same period of 2021, we recorded net income of $19,635.

•
Adjusted EBITDA totaled $143,247, or 31.8% of revenues, compared with Adjusted EBITDA of $98,184 or 27.0% of revenues in the first quarter of 2019. The increase over fiscal 2019 in Adjusted EBITDA, as a percent of revenues, is largely driven by the higher mix of amusements, less discounting, lower hourly labor costs associated with labor efficiencies, and leveraging of certain fixed costs, including occupancy. Adjusted EBITDA was $76,705 or 28.9% of revenues in the first quarter of 2021.

•
Ended the quarter with $139,081 in cash and approximately $492,500 of liquidity available under the Company’s revolving credit facility. The Company’s total leverage ratio, as defined in the existing credit facility, was approximately 0.7x as of May 1, 2022.

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

Our stores, which average 40,000 square feet, range in size between 16,000 and 70,000 square feet. Generally, our stores are open seven days a week, with normal hours of operation generally from 11:30 a.m. to midnight, with stores typically open for extended hours on weekends.
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance. These measures include:
Comparable store sales.
Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the fiscal year and excluding stores permanently closed during the period. Due to the limitations of store operations during the
COVID-19
pandemic, the comparable store base for fiscal 2022 is defined as stores open for a full 18 months before the beginning of fiscal 2020 and excludes two stores that the Company elected not to reopen after they were closed in March 2020 due to local operating limitations and one store in Cary, North Carolina that was closed and relocated during the fourth quarter of fiscal 2021. For the first quarter of fiscal 2022, our comparable store base consisted of 113 stores.
New store openings.
Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between May 3, 2021 and May 1, 2022, we closed and relocated one store and opened an additional four new stores.
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
Presentation of Operating Results
We operate on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. All references to the first quarter of 2022 relate to the
13-week
period ended May 1, 2022. All references to the first quarter of 2021 relate to the
13-week
period ended May 2, 2021. All references to the first quarter of 2019 relate to the
13-week
period ended May 5, 2019. Fiscal 2022, fiscal 2021 and fiscal 2019 consist of 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
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

Thirteen Weeks Ended May 1, 2022 Compared to Thirteen Weeks Ended May 2, 2021
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	May 1, 2022		May 2, 2021
Food and beverage revenues	$151,912	33.7%	$85,758	32.3%
Amusement and other revenues	299,189	66.3	179,582	67.7

Total revenues	451,101	100.0	265,340	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	43,255	28.5	23,157	27.0
Cost of amusement and other (as a percentage of amusement and other revenues)	26,766	8.9	16,614	9.3

Total cost of products	70,021	15.5	39,771	15.0
Operating payroll and benefits	93,361	20.7	50,279	18.9
Other store operating expenses	124,425	27.5	84,445	31.9
General and administrative expenses	28,297	6.3	17,091	6.4
Depreciation and amortization expense	33,288	7.4	35,099	13.2
Pre-opening costs	2,997	0.7	1,659	0.6

Total operating costs	352,389	78.1	228,344	86.0

Operating income	98,712	21.9	36,996	14.0
Interest expense, net	11,391	2.5	14,820	5.6

Income before provision for income taxes	87,321	19.4	22,176	8.4
Provision for income taxes	20,337	4.6	2,541	1.0

Net income	$66,984	14.8%	$19,635	7.4%

Change in comparable store sales (1)		71.1%		56.5%
Company-owned stores at end of period (1)		145		141
Comparable stores at end of period (1)		113		114

(1)
As of the end of the first quarter of fiscal 2022, all our 145 stores were open and operating without any health restrictions. As of the end of the first quarter of fiscal 2021, 138 of our 141 stores were open and operating in limited capacity. Our comparable store count as of the end of the first quarter of fiscal 2022 excludes a store in Cary, North Carolina, which was closed and relocated during the fourth quarter of fiscal 2021.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	May 1, 2022		May 2, 2021
Net income	$66,984	14.8%	$19,635	7.4%
Interest expense, net	11,391		14,820
Provision for income taxes	20,337		2,541
Depreciation and amortization expense	33,288		35,099

EBITDA	132,000	29.3%	72,095	27.2%
Loss on asset disposal	216		145
Share-based compensation	3,555		2,971
Pre-opening costs	2,997		1,659
Other costs (1)	4,479		(165)

Adjusted EBITDA	$143,247	31.8%	$76,705	28.9%

(1)	Primarily represents costs related to the pending acquisition of Main Event. Refer to Note 8 of the unaudited financial statements for more information.
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	May 1, 2022		May 2, 2021
Operating income	$98,712	21.9%	$36,996	14.0%
General and administrative expenses	28,297		17,091
Depreciation and amortization expense	33,288		35,099
Pre-opening costs	2,997		1,659

Store Operating Income Before Depreciation and Amortization	$163,294	36.2%	$90,845	34.2%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 1, 2022	May 2, 2021
New store and operating initiatives	$35,131	$7,145
Games	1,512	3,171
Maintenance capital	6,311	1,888

Total capital additions	$42,954	$12,204

Payments from landlords	$713	$—

Results of Operations
Revenues
In March 2020, a novel strain of coronavirus
(“COVID-19”)
outbreak was declared a global pandemic and a National Public Health Emergency. Shortly after the national emergency declaration, state and local officials began placing restrictions on businesses, some of which allowed
To-Go
or curbside service only while others limited capacity in the dining room or arcade “(Midway”). By March 20, 2020, all our 137 operating stores were temporarily closed. On April 30, 2020, our first store re-opened
to the public, and by the end of fiscal 2020, 107 of our 140 stores were open and operating. These stores were operating with a combination of limited menus, reduced dining room seating, reduced game availability in the Midway, reduced operating hours and other restrictions referred to as “limited operations” or “operating in limited capacity.” As of the end of the first quarter of fiscal 2021, 138 of our 141 stores were operating in some limited capacity. The Company re-opened
the remaining stores that had been temporarily closed by the end of the second quarter of fiscal 2021. During the first quarter of fiscal 2022 any remaining local
COVID-19
related operating restrictions on
re-opened
stores were removed.
Selected revenue and store data for the periods indicated are as follows:

	Thirteen Weeks Ended
	May 1, 2022	May 2, 2021	Change
Total revenues	$451,101	$265,340	$185,761
Total store operating weeks	1,876	1,633	243
Comparable store revenues	$368,477	$215,406	$153,071
Comparable store operating weeks	1,469	1,290	179
Noncomparable store revenues	$89,150	58,498	$30,652
Noncomparable store operating weeks	407	343	64
Other revenues and deferrals	$(6,526)	$(8,564)	$2,038
Total revenues increased $185,761, or 70.0%, to $451,101 in the first quarter of fiscal 2022 compared to total revenues of $265,340 in the first quarter of fiscal 2021. The increase in revenue is attributable primarily to a 14.9% increase in store operating weeks compared to the first quarter of fiscal 2021, when some of our stores remained temporarily closed as a result of the
COVID-19
pandemic, as well as the removal of local
COVID-19
related operating restrictions on
re-opened
stores. Revenues during the first quarter of fiscal 2022 were also favorably impacted by an increase in the revenue per item sold and an increase in our special events business. The table below represents our revenue mix for the fiscal periods indicated. The shift in mix from amusement sales to food and beverage sales of 165 basis points is due, in part, to increased special events, beverage price increases during the first quarter of fiscal 2022, and food price increases effective midway through the third quarter of fiscal 2021.

	Thirteen Weeks Ended
	May 1, 2022	May 2, 2021
Food sales	22.5%	22.2%
Beverage sales	11.2%	10.1%
Amusement sales	65.9%	67.5%
Other	0.4%	0.2%
Comparable store revenue increased $153,071 or 71.1%, in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, due to the reasons noted above, including a 13.9% increase in comparable store operating weeks. Comparable store sales in the first quarter of fiscal 2022 increased 10.9% compared to the first quarter of fiscal 2019.
Food sales at comparable stores increased by $35,502, or 76.1%, to $82,138 in the first quarter of fiscal 2022 from $46,636 in the first quarter of fiscal 2021. Beverage sales at comparable stores increased by $20,137, or 93.2%, to $41,734 in the first quarter of fiscal 2022 from $21,597 in the 2021 comparison period. Comparable store amusement and other revenues in the first quarter of fiscal 2022 increased by $97,432, or 66.2%, to $244,605 from $147,173 in the comparable period of fiscal 2021.

Non-comparable
store revenue increased $30,652 in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, for the same reasons noted above, including 64 more store operating weeks.
Cost of products
The total cost of products was $70,021 for the first quarter of fiscal 2022 and $39,771 for the first quarter of fiscal 2021. The total cost of products as a percentage of total revenues increased 50 basis points to 15.5% for the first quarter of fiscal 2022 compared to 15.0% for the first quarter of fiscal 2021.
Cost of food and beverage products increased to $43,255 compared to $23,157 for the first quarter of fiscal 2021. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 150 basis points to 28.5% for the first quarter of fiscal 2022 from 27.0% for the first quarter of fiscal 2021. The unfavorable impacts of commodity cost increases primarily in meat and dairy products during the first quarter of fiscal 2022 were partially offset by food and beverage price increases.
Cost of amusement and other increased to $26,766 in the first quarter of fiscal 2022 compared to $16,614 in the first quarter of fiscal 2021. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 40 basis points to 8.9% for the first quarter of fiscal 2022 from 9.3% in the first quarter of fiscal 2021. This decrease was driven primarily by a change in prices at the game level implemented late in fiscal 2021.
Operating payroll and benefits
Total operating payroll and benefits increased by $43,082, or 85.7%, to $93,361 in the first quarter of fiscal 2022 compared to $50,279 in the first quarter of fiscal 2021. The total cost of operating payroll and benefits as a percentage of total revenues was 20.7% in the first quarter of fiscal 2022 compared to 18.9% in the first quarter of fiscal 2021. This increase is primarily due to an increase in hourly labor cost and an increase in labor hours worked as open positions are filled, offset slightly by favorable leveraging on management labor and benefits.
Other store operating expenses
Other store operating expenses increased by $39,980, or 47.3%, to $124,425 in the first quarter of fiscal 2022 compared to $84,445 in the first quarter of fiscal 2021. The increase is primarily due to the impact of increased store weeks during the first quarter of fiscal 2022 on costs such as utilities, supplies, maintenance, and other services. Other store operating expense as a percentage of total revenues decreased to 27.5% in the first quarter of fiscal 2022 compared to 31.9% in the first quarter of fiscal 2021. This decrease was due primarily to favorable sales leveraging on occupancy costs and utilities.
General and administrative expenses
General and administrative expenses increased by $11,206, or 65.6%, to $28,297 in the first quarter of fiscal 2022 compared to $17,091 in the first quarter of fiscal 2021. The increase in general and administrative expenses was driven primarily by higher incentive compensation, salaries and benefits, and share-based compensation as well as costs related to the potential acquisition of Main Event. General and administrative expenses, as a percentage of total revenues remained relatively unchanged at 6.3% in the first quarter of fiscal 2022 compared to 6.4% in the first quarter of fiscal 2021, due primarily to favorable leverage.
Depreciation and amortization expense
Depreciation and amortization expense was slightly down to $33,288 in the first quarter of fiscal 2022 compared to $35,099 in the first quarter of fiscal 2021. Increased depreciation due to our 2022 and 2021 capital expenditures for new stores, operating initiatives, games, and maintenance capital, was more than offset by other assets reaching the end of their depreciable lives.
Pre-opening
costs
Pre-opening
costs increased by $1,338 to $2,997 in the first quarter of fiscal 2022 compared to $1,659 in the first quarter of fiscal 2021 due to an increase in the number of planned new store openings in the next six months compared to the same time period of the previous year, when construction was reduced as a result of the impacts of the
COVID-19
pandemic.
Interest expense, net

Interest expense, net decreased by $3,429 to $11,391 in the first quarter of fiscal 2022 compared to $14,820 in the first quarter of fiscal 2021 due primarily to a decrease in average outstanding debt, due to the prepayment of $110,000 outstanding principal amount of the senior secured notes during the second half of fiscal 2021.
Provision for income taxes
The effective tax rate for the first quarter of fiscal 2022 was 23.3%, compared to 11.5% for the first quarter of fiscal 2021. The previous quarter tax provision includes higher excess tax benefits associated with share-based compensation and credits associated with the reversal of certain tax valuation allowances.
Liquidity and Capital Resources
Debt
We maintain a $500,000 unsecured revolving credit facility, which matures on August 17, 2024. Availability under the revolving credit facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. At the end of the first quarter of fiscal 2022, we had letters of credit outstanding of $7,505 and an unused commitment balance of $492,495 under the revolving credit facility.
The Company also issued $550,000 aggregate principal amount of 7.625% senior secured notes (the “Notes”) during fiscal 2020. Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. During fiscal 2021, the Company redeemed a total of $110,000 outstanding principal amount of the Notes in two separate transactions, and paid prepayment premiums of $3,300, plus accrued and unpaid interest to the date of redemptions. The early redemptions are expected to reduce net cash interest on the Notes by approximately $8,400 annually. Beginning October 27, 2022, the Company may elect to further redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date.
The interest rates per annum applicable to loans under our existing credit facility are based on a defined LIBOR rate plus an applicable margin, based on a total leverage ratio, as defined. The first amendment to the existing credit facility, effective April 14, 2020, increased the interest rate spread on variable rate debt to 2.00% and set a LIBOR floor of 1.00%. Concurrent and subject to the issuance of the Notes, the Company entered into a second amendment to its existing credit facility, which extended the maturity of the $500,000 revolving portion of the facility, and during the financial covenant suspension increased pricing period, increased the interest rate spread to 4.00% and instituted a 1.00% utilization fee. Shortly after the end of the Company’s first quarter of fiscal 2022, the interest rate spread will range from 1.25% to 3.00% and the utilization fee, which is due at maturity, will cease.
For the thirteen weeks ended May 1, 2022, and May 2, 2021, respectively, the Company’s weighted average effective interest rate on our total debt facilities (before capitalized interest amounts) was 10.90% and 10.15%, respectively.
Our credit facility and Notes contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. As of May 1, 2022, the Company was in compliance with the financial covenants of our credit facility and all the restrictive covenants of the Notes and credit facility.
On April 6, 2022, the Company announced its entry into an Agreement and Plan of Merger, pursuant to which the Company has agreed to acquire 100% of the equity interests of Ardent Leisure Holding US, Inc. (“Ardent US”), doing business as “Main Event”, in exchange for cash consideration of $835 million (to be adjusted for cash on hand, Ardent US transaction expenses, payments pursuant to Ardent US’s long term incentive plan, certain capital expenditures, and certain agreed upon working capital adjustments) less the indebtedness of Ardent US immediately prior to the closing of the transaction. The closing of the transaction is subject to completion of customary closing conditions, including approval by the shareholders of Ardent Leisure Group, and the transaction is expected to close in the second quarter. We expect the full amount of the cash consideration paid will be funded by a new term loan facility.
Dividends and Share Repurchases

On December 6, 2021, our Board of Directors approved a share repurchase program with an authorization limit of $100,000, expiring at the end of fiscal 2022. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant. There were no dividends declared or share repurchases during the first quarter of 2022.
Cash and Cash Equivalents
All the Company’s stores were open and operating as of the end of the first quarter of fiscal 2022, and as of May 1, 2022, the Company had cash and cash equivalents of $139,081. The Company can operate with a working capital deficit because cash from sales is usually received before related liabilities for product supplies, labor and services become due. Our operations do not require significant inventory or receivables and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as noncurrent assets and not a part of working capital. Based on our current business plan, we believe our cash and cash equivalents combined with expected cash flows from operations, available borrowings under our revolving credit facility and expected payments from landlords should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our non-acquisition
related capital allocation strategy, including capital expenditures, through at least the next twelve months.
A comparison of our cash flow activity for the first quarter of fiscal 2022 to the same period of fiscal 2021 follows.
Operating Activities
— Cash flow from operations typically provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations, and occupancy costs. Cash from operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of cash receipts and payments, and vendor payment terms.    Cash flow from operating activities increased approximately $71,400 in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 driven primarily by improved operating margins, approximately 243 more store weeks, and the receipt of a federal tax refund in the amount of approximately $33,200.
Investing Activities
— Cash flow from investing activities primarily reflects capital expenditures.
During the first quarter of fiscal 2022, the Company spent approximately $31,300 for new store construction and operating improvement initiatives ($30,600 net of payments from landlords), $1,400 for game refreshment and $7,400 for maintenance capital.
During the first quarter of fiscal 2021, the Company spent approximately $7,600 for new store construction and operating improvement initiatives, $2,100 for game refreshment and $700 for maintenance capital.
Financing Activities
— There was no significant financing activity during the first quarter of fiscal 2022. During the first quarter of fiscal 2021, the Company had net repayments of $60,000 of its revolving credit facility.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business to our contractual obligations since January 30, 2022, as reported on
Form10-K
filed with the SEC on March 29, 2022.
Accounting policies and estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis, and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates is included in our annual consolidated financial statements and the related notes in our Annual Report on Form
10-K
filed with the SEC on March 29, 2022.
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
Interest Rate Risk
Outstanding borrowings on our revolving credit facility are based on variable rates, and we have historically elected to use LIBOR. Although our borrowing arrangements provide for alternative base rates other than LIBOR, those rates have historically been higher than those we paid based on LIBOR (which currently is subject to a floor of 1.00%). When LIBOR ceases to exist, we will likely need to agree upon a replacement index with our lenders, and the interest rate thereunder will likely change. As of May 1, 2022, there was no balance outstanding on our revolving credit facility.
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
and
15d-15(f))
that occurred during our first quarter ended May 1, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 5 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

Item 1A.	Risk Factors
The Company is supplementing the Risk Factors previously disclosed in Item 1A of the Annual Report on Form
10-K
for the fiscal year ended January 30, 2022, (the “Annual Report”). The following Risk Factor should be read in conjunction with the Risk Factors disclosed in the Annual Report.
We may acquire a business in the future that we fail to effectively integrate or operate.
We recently announced an agreement and plan of merger to acquire a business as part of our expansion effort. If the acquisition is finalized, we may not be successful in integrating future acquisitions into our existing operations, which may result in unforeseen operational difficulties, diminished financial performance or our inability to report financial results and may require a disproportionate amount of our management’s attention. If we fail to manage future acquisitions effectively, our results of operations could be adversely affected.

Our potential acquisition and any future acquisitions will be accompanied by the risks commonly encountered in acquisitions, including:

•	incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized from acquiring operations or assets;

•	failure to integrate the operations or management of any acquired operations or assets successfully and timely;

•	potential loss of key employees and customers of the acquired companies;

•	potential lack of experience operating in a geographic market or product line of the acquired business;

•	an increase in our expenses, particularly overhead expenses, and working capital requirements;

•	the possible inability to achieve the intended objectives of the business combination; and

•	the diversion of management’s attention from existing operations or other priorities.

Item 2.	Unregistered Sales of Equity Securities
There were no repurchases of our common stock under our share repurchase plan during the thirteen weeks ended May 1, 2022.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Form of Employment Agreement (May 2022 version) by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc. and the various executive officers of Dave & Buster’s Entertainment, Inc.

31.1*	Certification of Kevin M. Sheehan, Interim Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Michael A. Quartieri, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Kevin M. Sheehan, Interim Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael A. Quartieri, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Inline Taxonomy Extension Schema Document

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herein

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: June 7, 2022	By:	/s/ Kevin M. Sheehan
Kevin M. Sheehan
Interim Chief Executive Officer

Date: June 7, 2022	By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Chief Financial Officer