Form 10-Q
period 2022-07-31
Dave & Buster's Entertainment, Inc.
filed 2022-09-07
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of September 1, 2022, the registrant had 48,235,675 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM
10-Q
FOR QUARTERLY PERIOD ENDED JULY 31, 2022

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	July 31,	January 30,
	2022	2022
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$100,386	$25,910
Inventories	46,977	40,319
Prepaid expenses	17,847	11,316
Income taxes receivable	34,682	64,921
Other current assets	14,614	3,105

Total current assets	214,506	145,571
Property and equipment (net of $972,301 and $908,536 accumulated depreciation as of July 31, 2022 and January 30, 2022, respectively)	1,149,632	778,597
Operating lease right of use assets	1,330,468	1,037,197
Deferred tax assets	8,210	9,961
Tradenames	190,100	79,000
Goodwill	728,664	272,597
Other assets and deferred charges	29,160	22,867

Total assets	$3,650,740	$2,345,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$8,500	$—
Accounts payable	67,444	62,493
Accrued liabilities	330,294	248,493
Income taxes payable	1,347	529

Total current liabilities	407,585	311,515
Deferred income taxes	13,308	12,012
Operating lease liabilities	1,599,417	1,277,539
Other liabilities	54,373	37,869
Long-term debt, net	1,219,678	431,395
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 62,214,255 shares at July 31, 2022 and 61,563,613 shares at January 30, 2022; outstanding: 48,226,654 shares at July 31, 2022 and 48,489,935 shares at January 30, 2022	622	616
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	562,671	548,776
Treasury stock, 13,987,601 and 13,073,678 shares as of July 31, 2022 and January 30, 2022, respectively	(637,209)	(605,435)
Accumulated other comprehensive loss	(908)	(3,628)
Retained earnings	431,203	335,131

Total stockholders’ equity	356,379	275,460

Total liabilities and stockholders’ equity	$3,650,740	$2,345,790

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	July 31, 2022	August 1, 2021
Food and beverage revenues	$156,995	$123,006
Amusement and other revenues	311,364	254,632

Total revenues	468,359	377,638
Cost of food and beverage	46,461	33,127
Cost of amusement and other	29,075	24,584

Total cost of products	75,536	57,711
Operating payroll and benefits	113,674	80,623
Other store operating expenses	142,440	105,116
General and administrative expenses	37,710	18,470
Depreciation and amortization expense	38,614	34,875
Pre-opening costs	3,913	1,676

Total operating costs	411,887	298,471

Operating income	56,472	79,167
Interest expense, net	17,118	13,728
Loss on debt refinancing	1,479	—

Income before provision for income taxes	37,875	65,439
Provision for income taxes	8,787	12,669

Net income	29,088	52,770

Unrealized foreign currency translation gain (loss)	19	(15)
Unrealized gain on derivatives, net of tax	1,372	1,372

Total other comprehensive income	1,391	1,357

Total comprehensive income	$30,479	$54,127

Net income per share:
Basic	$0.60	$1.10
Diluted	$0.59	$1.07
Weighted average shares used in per share calculations:
Basic	48,831,639	48,178,611
Diluted	49,271,521	49,229,817
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	July 31, 2022	August 1, 2021
Food and beverage revenues	$308,907	$208,764
Amusement and other revenues	610,553	434,214

Total revenues	919,460	642,978
Cost of food and beverage	89,716	56,284
Cost of amusement and other	55,841	41,198

Total cost of products	145,557	97,482
Operating payroll and benefits	207,035	130,902
Other store operating expenses	266,865	189,561
General and administrative expenses	66,007	35,561
Depreciation and amortization expense	71,902	69,974
Pre-opening costs	6,910	3,335

Total operating costs	764,276	526,815

Operating income	155,184	116,163
Interest expense, net	28,509	28,548
Loss on debt refinancing	1,479	—

Income before provision for income taxes	125,196	87,615
Provision for income taxes	29,124	15,210

Net income	96,072	72,405

Unrealized foreign currency translation gain (loss)	(23)	46
Unrealized gain on derivatives, net of tax	2,743	2,743

Total other comprehensive income	2,720	2,789

Total comprehensive income	$98,792	$75,194

Net income per share:
Basic	$1.97	$1.51
Diluted	$1.95	$1.47
Weighted average shares used in per share calculations:
Basic	48,705,956	47,937,158
Diluted	49,357,051	49,272,693
`
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirteen Weeks Ended July 31, 2022
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance May 1, 2022	61,817,849	$618	$557,977	13,099,392	$(606,669)	$(2,299)	$402,115	$351,742
Net income	—	—	—	—	—	—	29,088	29,088
Unrealized foreign currency translation gain	—	—	—	—	—	19	—	19
Unrealized gain on derivatives, net of tax	—	—	—	—	—	1,372	—	1,372
Share-based compensation	—	—	4,698	—	—	—	—	4,698
Issuance of common stock	396,406	4	(4)	—	—	—	—	—
Repurchase of common stock	—	—	—	888,209	(30,540)	—	—	(30,540)

Balance July 31, 2022	62,214,255	$622	$562,671	13,987,601	$(637,209)	$(908)	$431,203	$356,379

	Thirteen Weeks Ended August 1, 2021
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance May 2, 2021	60,691,906	$607	$535,768	12,847,298	$(596,206)	$(7,653)	$246,126	$178,642
Net income	—	—	—	—	—	—	52,770	52,770
Unrealized foreign currency translation loss	—	—	—	—	—	(15)	—	(15)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	1,372	—	1,372
Share-based compensation	—	—	3,187	—	—	—	—	3,187
Issuance of common stock	584,567	6	1,393	—	—	—	—	1,399
Repurchase of common stock	—	—		172,800	(7,480)	—	—	(7,480)

Balance August 1, 2021	61,276,473	$613	$540,348	13,020,098	$(603,686)	$(6,296)	$298,896	$229,875

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Twenty-Six Weeks Ended July 31, 2022
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 30, 2022	61,563,613	$616	$548,776	13,073,678	$(605,435)	$(3,628)	$335,131	$275,460
Net income	—	—	—	—	—	—	96,072	96,072
Unrealized foreign currency translation loss	—	—	—	—	—	(23)	—	(23)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	2,743	—	2,743
Share-based compensation	—	—	8,253	—	—	—	—	8,253
Issuance of common stock	650,642	6	5,642	—	—	—	—	5,648
Repurchase of common stock	—	—	—	913,923	(31,774)	—	—	(31,774)

Balance July 31, 2022	62,214,255	$622	$562,671	13,987,601	$(637,209)	$(908)	$431,203	$356,379

	Twenty-Six Weeks Ended August 1, 2021
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 31, 2021	60,488,833	$605	$531,191	12,842,227	$(595,970)	$(9,085)	$226,491	$153,232
Net income	—	—	—	—	—	—	72,405	72,405
Unrealized foreign currency translation gain	—	—	—	—	—	46	—	46
Unrealized gain on derivatives, net of tax	—	—	—	—	—	2,743	—	2,743
Share-based compensation	—	—	6,158	—	—	—	—	6,158
Issuance of common stock	787,640	8	2,999	—	—	—	—	3,007
Repurchase of common stock	—	—		177,871	(7,716)	—	—	(7,716)

Balance August 1, 2021	61,276,473	$613	$540,348	13,020,098	$(603,686)	$(6,296)	$298,896	$229,875

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended July 31, 2022	Twenty-Six Weeks Ended August 1, 2021
Cash flows from operating activities:

Net income	$96,072	$72,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	71,902	69,974
Non-cash interest expense	3,773	3,774
Impairment of long-lived assets	1,841	—
Deferred taxes	18,892	(4,723)
Loss on disposal of fixed assets	370	257
Loss on debt refinancing	1,479	—
Share-based compensation	8,253	6,158
Other, net	2,960	2,127
Changes in assets and liabilities , net of acquired assets and liabilities:
Inventories	(1,732)	(4)
Prepaid expenses	(3,900)	1,405
Income tax receivable	30,239	18,425
Other current assets	(2,245)	(800)
Other assets and deferred charges	896	(2,503)
Accounts payable	(20,336)	(4,918)
Accrued liabilities	26,871	39,187
Income taxes payable	180	2,198
Other liabilities	(2,458)	(4,874)

Net cash provided by operating activities	233,057	198,088

Cash flows from investing activities:
Capital expenditures	(99,889)	(37,915)
Proceeds from sales of property and equipment	434	446
Acquisition of a business, net of cash acquired	(822,752)	—

Net cash used in investing activities	(922,207)	(37,469)

Cash flows from financing activities:
Proceeds from debt	821,500	37,000
Payments of debt	(14,000)	(97,000)
Debt issuance costs	(17,748)	—
Proceeds from the exercise of stock options	5,648	3,007
Repurchases of common stock under share repurchase program	(25,015)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(6,759)	(7,716)

Net cash provided by (used in) financing activities	763,626	(64,709)

Increase in cash and cash equivalents	74,476	95,910
Beginning cash and cash equivalents	25,910	11,891

Ending cash and cash equivalents	$100,386	$107,801

Supplemental disclosures of cash flow information:
Increase in fixed asset accounts payable	$5,169	$2,745
Cash paid (refund received) for income taxes, net	$(20,630)	$(1,189)
Cash paid for interest, net	$22,021	$22,978
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1: Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements include the accounts of Dave & Buster’s Entertainment, Inc. (referred to herein as the “Company”, “we,” “us” and “our”), any predecessor companies and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), which owns 100
% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. All intercompany balances and transactions have been eliminated in consolidation. The Company, headquartered in Coppell, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families.
On June 29, 2022 (the “Closing Date”), the Company completed its previously announced acquisition (the “Main Event Acquisition” or “the Acquisition”) of 100
% of the equity interests of Ardent Leisure US Holding Inc. (“Ardent US”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated April 6, 2022, by and among the Company, Ardent US, Delta Bravo Merger Sub, Inc, the Company’s wholly-owned subsidiary formed for the purpose of completing the transactions set forth in the Merger Agreement, for the limited purposes set forth therein, Ardent Leisure Group Limited (“Ardent”), and, for the limited purposes set forth therein, RB ME LP (“RedBird”) and RB ME Blocker, LLC, REB ME Series 2019 Investor Aggregator LP and RedBird Series 2019 GP
Co-Invest,
LP. Refer to Note 2,
Business Combinations
, for further details.
During the first and second quarters of fiscal 2022, the Company opened one Dave & Buster’s store located in Sioux Falls, South Dakota and three Dave & Buster’s stores located in Brooklyn (Atlantic Center), New York, Modesto, California, and Augusta, Georgia, respectively. As of July 31, 2022, the Company owned and operated 148 Dave & Buster’s stores located in 41 states, Puerto
 Rico and one Canadian province and 49 Main Event and 3 The Summit stores (collectively referred to as “Main Event”), located in 17 states.
The Company operates its business as two
operating units aggregated into
 one reportable segment. The Company operates on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period reported has 13 weeks. Fiscal 2022 and 2021, which end on January 29, 2023, and January 30, 2022, respectively, contain 52 weeks.
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
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the twenty-six weeks ended July 31, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending January 29, 2023.
Cash and cash equivalents
— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. A book overdraft of $16,673 is presented in “Accounts payable” in the Consolidated Balance Sheets as of January 30, 2022. There was no book overdraft as of July 31, 2022. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.
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

The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and other current liabilities approximate fair value because of their short-term nature. The fair value of the Company’s interest rate swap is determined based upon Level Two inputs which includes valuation models as reported by our counterparties and third-party valuation specialists. These valuation models are based on the present value of expected cash flows using forward rate curves. The fair value of our senior secured notes was $445,271 and $456,204 as of July 31, 2022 and January 30, 2022, respectively. The fair value of the Company’s term note was $881,343 as of July 31, 2022. The fair value of the Company’s debt is determined based on a discounted cash flow method, using a sector-specific yield curve based on market-derived, trade price data as of the measurement date, and is classified as a Level Two input within the fair value hierarchy.
The Company also measures certain non-financial assets (primarily property and equipment, right-of-use (“ROU”) assets, goodwill, tradenames, and other assets) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment. During the second quarter of fiscal 2022, an impairment of $1,841 was recognized related to Main Event’s corporate headquarters lease, which will be abandoned, and was included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income. During the first quarter of fiscal 2022, there were no impairments recognized.
Interest rate swaps
— Effective February 28, 2019, the Company entered into three interest rate swap agreements to manage our exposure to interest rate movements on our variable rate credit facility. The notional amount of the swap agreements, which mature August 17, 2022, totals $350,000 and the fixed rate of interest for all agreements is 2.47%. Effective April 14, 2020, the Company amended its existing credit facility agreement to obtain relief from its financial covenants, and as a result, the variable interest rate terms were modified to create an interest rate floor of 1.00%. Accordingly, the Company discontinued the hedging relationship as of April 14, 2020 (de-designation date), and the Company is reclassifying its accumulated other comprehensive loss of $17,609 as of the de-designation date into “Interest expense, net” using a straight-line approach over the remaining life of the originally designated hedging relationship. Effective June 16, 2022, one of the three interest rate swap agreements was terminated before maturity. As of July 31, 2022, the unamortized balance to be reclassified is $314. Effective with the de-designation, any gain or loss on the derivatives are recognized in earnings in the period in which the change occurs. For the twenty-six weeks ended July 31, 2022 and August 1, 2021, a gain of $677 and a loss of $88, respectively, were recognized, which are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.
The fair value of outstanding interest rate swap derivatives liability was $30 and $3,823 as of July 31, 2022 and January 30, 2022, respectively, and the balance is included in “Accrued liabilities” in the Consolidated Balance Sheets. The following table summarizes the activity in accumulated other comprehensive loss related to our derivative instruments:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Loss reclassified or amortized into interest expense	$1,887	$1,887	$3,774	$3,774
Income tax effect	$(515)	$(515)	$(1,031)	$(1,031)
Revenue recognition
— Amusement revenues are primarily recognized upon utilization of game play credits on power cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of amusement revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. During the thirteen and twenty-six
weeks ended July 31, 2022, we recognized revenue of approximately
$11,700 and $30,800
, respectively, related to the amount in deferred amusement revenue as of the end of fiscal 2021 (or as of the Closing Date of the Acquisition).
In jurisdictions where we do not have a legal obligation to remit unredeemed gift card balances to a legal authority, we recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirteen and twenty-six
weeks ended July 31, 2022, we recognized revenue of approximately
$1,200 and $3,300

respectively, related to the amount in deferred gift card revenue as of the end of fiscal 2021 (or as of the Closing Date of the Acquisition), of which approximately
$140 and $430, respectively, was breakage revenue.
Stockholders’ equity
— In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively, we withheld 148,935 and 177,871 shares of common stock to satisfy $6,759 and $7,716 of employees’ tax obligations, respectively.
Earnings per share
— Basic net income (loss) per share is computed by dividing net income available to common shareholders by the basic weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the diluted net income per share calculation. For the thirteen weeks ended July 31, 2022 and August 1, 2021, the Company excluded anti-dilutive awards from the calculation of approximately
291,678
and
164,811
, respectively. For the twenty-six weeks ended July 31, 2022, and August 1, 2021, the Company excluded anti-dilutive awards from the calculation of approximately
177,847
and
134,177
, respectively.
Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Basic weighted average shares outstanding	48,831,639	48,178,611	48,705,956	47,937,158
Weighted average dilutive impact of awards	439,882	1,051,206	651,095	1,335,535
Diluted weighted average shares outstanding	49,271,521	49,229,817	49,357,051	49,272,693
Recent accounting pronouncements
— We reviewed the accounting pronouncements that became effective for our fiscal year 2022 and determined that either they were not applicable, or they did not have a material impact on the consolidated financial statements. We also reviewed the recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the consolidated financial statements.
Note 2: Business Combinations
On June 29, 2022, the Company acquired Main Event for approximately
$837,380
in net cash and contingent consideration. Dallas-based Main Event, which debuted in 1998, is also focused on food, drinks, and games, largely for the demographic target of families with young children. The acquisition is expected to put the Company in a strategic position for accelerated, profitable growth in both brands as well as create cost synergies with our Dave & Buster’s brand.
The Main Event Acquisition was made at a price above the determined fair value of the acquired identifiable net assets, resulting in goodwill, primarily due to expectations of the synergies that will be realized by combining the businesses and the benefits that will be gained from the assembled workforce. These synergies include the elimination of redundant facilities, functions, and staffing. None of the goodwill recorded from this business combination is expected to be tax deductible.
The acquisition has been accounted for using the acquisition method of accounting with assets acquired and liabilities assumed recorded at fair value, and the results of Main Event have been included in the accompanying financial statements from June 29, 2022, the date of acquisition. Acquisition transaction costs totaling approximately
$12,200 are recorded in general and administrative expenses as incurred.
The following summarizes the purchase consideration paid, which consisted of cash consideration of $835,000

(adjusted for cash on hand, payment of certain Ardent US liabilities and other normal closing adjustments), resulting in gross cash consideration paid of $857,293. The final cash consideration is subject to normal post-closing adjustments, with settlement occurring no later than 90 days after the Closing Date.

The components of the purchase price and net assets acquired in the Main Event Acquisition are as follows:

Amount

Gross cash consideration	$857,293
Contingent consideration (1)	14,628
Less: cash acquired	(34,541)

Total consideration paid	$837,380

Assets:
Current assets	16,820
Property and equipment	339,046
Operating lease right of use assets	285,422
Deferred tax assets	16,876
Tradenames	111,100
Other assets and deferred charges	4,263
Liabilities:
Accounts payable	20,118
Current portion of operating lease liabilities	11,475
Accrued liabilities	42,154
Operating lease liabilities	312,193
Other liabilities	6,272

Net assets acquired, excluding goodwill	$381,315

Goodwill	$456,065

(1)
The Company has an obligation to pay, in cash, an aggregate amount equal to any “Transaction Tax Benefits,” with respect to any taxable year of the Company after the Closing Date ending on or before December 31, 2028, including the current taxable year. Transaction Tax Benefits is generally defined as any reduction in the Company’s liabilities for U.S. federal and state income taxes due to the use of net operating losses generated prior to the Closing Date. The contingent consideration could range from $0

(if no

Transaction Tax Benefits are achieved) to a cap, as defined in the Merger Agreement of approximately $14,600 and will be paid to the selling shareholders in cash. The contingent consideration was initially valued based on the maximum amount provided in the Merger Agreement pending completion of the valuation analysis.

The preliminary allocation of the purchase price for the Acquisition was based on estimates of the fair value of the net assets acquired and are subject to adjustment for up to one year upon finalization, largely with respect to acquired property and equipment; lease assets and liabilities; deferred taxes; and contingent consideration. Measurements of these items inherently require significant estimates and assumptions considered to be Level Three fair value estimates.
The fair values of property and equipment were determined using a cost approach that utilized the Replacement Cost New methodology. Key inputs and assumptions include current cost estimates, functional and economic obsolescence. The fair values of the real estate leases were determined using a market approach that utilized the Above-Below Regression methodology. Key inputs and assumptions include mean rental rates (based on metrics such as rent/revenue and operating cash flow/revenue) and discount rate. The fair value of the tradename was determined using an income approach that utilized the Relief from Royalty methodology. Key inputs and assumptions include the Company’s projected future EBITDA, royalty rates, discount rate, and long-term growth rate.

The preliminary fair values of acquisition-related intangible assets are as follows:

	Amount	Useful Life(Yrs)

Favorable/unfavorable lease contracts, net	$8,694	5-10
Tradenames	111,100	Indefinite

Total acquisition-related intangible assets	$119,794

Taxes
—
The preliminary allocation of the purchase price consideration is based on preliminary valuations performed to determine the fair value of the net assets as of the Closing Date. The Company has conducted a preliminary assessment of the valuations and has recognized provisional deferred income tax amounts in its preliminary allocation for the identified assets and liabilities. However, the Company is continuing its procedures to identify information pertaining to these matters during the measurement period. If new information is obtained about facts and circumstances that existed at the Closing Date, the Company will either adjust its measurement of provisional deferred income tax amounts or recognize and measure assets and liabilities not previously identified.

Unaudited Pro Forma Information
To reflect the Acquisition as if it had occurred on February 1, 2021, the unaudited pro forma results include adjustments to reflect, among other things, the interest expense from debt financings obtained to partially fund the cash consideration transferred. Pro forma adjustments were tax effected at the Company’s historical statutory rates in effect for the respective periods. The unaudited pro forma amounts are not necessarily indicative of the combined results of operations that would have been realized had the acquisitions and related financings occurred on the aforementioned dates, nor are they meant to be indicative of any anticipated combined results of operations that the Company will experience after the transaction. In addition, the amounts do not include any adjustments for actions that may be taken following the completion of the transaction, such as expected cost savings, operating synergies, or revenue enhancements that may be realized subsequent to the transaction.

The following unaudited pro forma information provides the effect of the Main Event Acquisition as if the acquisition had occurred on February 1,

2021:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Revenues	$544,554	$486,769	$1,120,074	$841,351
Net i ncome	$12,621	$53,687	$84,822	$69,572
Main Event’s revenues and net income attributable to the Company in the thirteen and twenty-six
weeks ended July 31, 2022, subsequent to the acquisition date, were
$51,405

and
$5,668
, respectively.
The historical consolidated financial information of the Company and Main Event has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the acquisitions and related financing arrangements and are factually supportable.
Note 3: Goodwill and Intangible Assets, Net
Goodwill
— Goodwill
is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. Goodwill is not subject to amortization and is evaluated for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below carrying amount. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings. The Company is permitted to first assess qualitative factors to determine whether the quantitative goodwill impairment test is necessary. If the qualitative assessment results in a determination that the fair value is more likely than not less than carrying amount, the Company performs a quantitative goodwill impairment test. The Company may bypass the qualitative assessment in any period and proceed directly to the goodwill impairment test. The Company estimates fair value by using forecasts of discounted future cash flows and peer market multiples. The Company would record an impairment charge based on the excess of the carrying amount over fair value (limited to the amount of goodwill). The Company determined t hat no impairments existed in periods reflected. The carrying amount of goodwill is impacted by foreign currency translation a djustments.

The changes in the carrying amount of goodwill during fiscal 2022 and fiscal 2021 are as follows:

Balance at January 31, 2021	$272,597
Currency adjustment	—
Balance at January 30, 2022	272,597
Currency adjustment	2
Acquisition of Main Event	456,065

Balance at July 31, 2022	$728,664

Intangible assets
— Intangible assets consist of favorable and unfavorable lease contracts and tradenames. Favorable and unfavorable lease contracts with definite lives are being amortized using the straight-line method over their estimated useful lives, which range up to 10 years. The Company reviews these intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. When impairment indicators exist, the Company determines whether the carrying value of its intangible assets exceeds the related undiscounted cash flows. In these situations, the carrying value is written down to fair value.

Tradenames with indefinite lives are not amortized and are reviewed for impairment annually or whenever events or changes in circumstances indicate they may be impaired. The Company may perform an optional qualitative assessment. If the Company determines that the fair value of the indefinite-lived intangible asset is more likely than not greater than its carrying amount, no additional testing is necessary. If not, or if the Company bypasses the optional qualitative assessment, the carrying value is written down to the fair value, if applicable.
The net carrying amount of intangibles are as
follows:

	July 31, 2022			January 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Favorable/unfavorable lease contracts, net	$8,694	$(84)	$8,610	$—	$—	$—

Tradenames (indefinite lived)	$190,100	N/A	N/A	$79,000	N/A	N/A
The following table summarizes the estimated amortization expense for each of the next five fiscal years as of July 31, 2022:

Remainder of 2022	$505
2023	$1,011
2024	$1,011
2025	$1,011
2026	$1,011
Note 4: Accrued Liabilities
Accrued liabilities consist of the following as of the end of each period:

	July 31, 2022	January 30, 2022
Deferred amusement revenue	$107,229	$92,961
Current portion of operating lease liabilities, net (1)	63,007	45,445
Compensation and benefits	52,556	27,447
Deferred gift card revenue	16,095	11,855
Property taxes	14,443	6,450
Current portion of deferred occupancy costs	10,793	19,164
Accrued interest	9,179	8,629
Sales and use taxes	9,080	4,465
Customer deposits	8,179	3,471
Utilities	7,868	5,262
Current portion of long-term insurance	6,100	5,700
Variable rent liabilities	3,687	1,411
Other	22,078	16,233

Total accrued liabilities	$330,294	$248,493

(1)
The balance of leasehold incentive receivables of $10,536 and $10,064 as of July 31, 2022 and January 30, 2022, respectively, is reflected as a reduction of the current portion of operating lease liabilities.

Note 5: Leases
We currently lease most of the buildings or sites for our stores, store support centers, and warehouse space under facility operating leases. These leases typically have initial terms ranging from ten to twenty years and include one or more options to renew. When determining the lease term, we include option periods for which renewal is reasonably certain. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating leases also includes certain equipment leases that have a term in excess of one year. Certain facility leases also have provisions for additional contingent rentals based on revenues.

During fiscal 2020 and the first half of fiscal 2021, the Company entered into rent relief agreements with our respective landlords. The Company elected to apply an available practical expedient to account for lease concessions and deferrals resulting directly from the
COVID-19
pandemic as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and not account for the concessions as lease modifications unless the concession results in a substantial increase in the Company’s obligations. The majority of rent relief agreements qualified for this accounting election, and the remaining agreements were treated as lease modifications, primarily due to a significant extension of the lease term. The Company has bifurcated our current operating lease liabilities into the portion that remains subject to accretion and the portion that is accounted for as a deferral of payments. The current portion of deferred occupancy costs is included in “Accrued liabilities” and the balance, or
$4,293 and $8,434
as of July 31, 2022, and January 30, 2022, respectively, is included in “Other liabilities” in the Consolidated Balance Sheets.
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

The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows for the fiscal year ended:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Operating lease cost	$38,824	$33,297	$73,606	$66,591
Variable lease cost	9,023	7,241	18,870	14,630
Short-term lease cost	195	187	312	310
Amortization of favorable/unfavorable lease contracts, net	84	—	84	—

Total	$48,126	$40,725	$92,872	$81,531

Minimum future maturities of operating lease liabilities were as follows as of July 31, 2022, by fiscal year:

Remainder of 2022	$87,998
2023	191,510
2024	191,626
2025	192,813
2026	194,074
Thereafter	1,786,702

Total future operating lease liability	$2,644,723
Less: interest	(971,763)

Present value of operating lease liabilities	$1,672,960

Operating lease payments in the table above includes minimum lease payments for future sites for which the leases have commenced. Operating lease payments exclude approximately
$
102,000
of minimum lease payments for seven executed facility leases which have not yet commenced.
Note 6: Debt
Long-term debt consists of the following:

	July 31, 2022	January 30, 2022
Senior secured notes	$440,000	$440,000
Term loan	850,000	—

Total debt outstanding	1,290,000	440,000
Current portion	(8,500)	—
Original issue discount on term loan	(41,968)	—
Debt issuance costs	(19,854)	(8,605)

Long-term debt	$1,219,678	$431,395

In connection with the closing of the Main Event Acquisition on June 29, 2022, D&B Inc entered into a senior secured credit agreement, which refinanced the
$500,000 existing revolving facility, extend
ed
 the maturity date to June 29, 2027, and added a new term loan facility in the aggregate principal amount of $850,000, with a maturity date of June 29, 2029 (“Credit Facility”). The proceeds of the term loan, net of an original issue discount of $42,500
, were used to pay the consideration for the Acquisition. The revolving credit facility can expire before the stated maturity date if the aggregate outstanding principal amount of the Notes exceeds
$100,000 ninety-one days prior to November 1, 2025. A portion of the revolving facility not to exceed $35,000 is available for the issuance of letters of credit. At the end of the second quarter of fiscal 2022, we had letters of credit outstanding of
$8,605 and an unused commitment balance of $491,395 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400,000 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.

The
interest rates per annum applicable to SOFR term loans are based on a defined SOFR rate (with a floor of 0.50%) plus an additional credit spread adjustment of 0.10%, plus a margin of 5.00%. The interest rates per annum applicable to SOFR revolving loans are based on the term loan SOFR rate, plus an additional credit spread adjustment of 0.10%, plus an initial margin of 4.75%. Unused commitments under the revolving facility incur initial commitment fees of 0.50%. After the Company’s third quarter of fiscal 2022, the margin for SOFR revolving loans are subject to a pricing grid based on net total leverage, ranging from 4.25% to 4.75
%, and commitment fees are subject to a pricing grid based on net total leverage, ran ging from 0.30% to 0.50%.
During fiscal 2020, the Company issued $550,000 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries. During fiscal 2021, the Company redeemed a total of $110,000 outstanding principal amount of the Notes, and paid prepayment premiums of
$3,300, plus accrued and unpaid interest to the date of redemptions. The early redemptions of the Notes resulted in a loss on extinguishment of approximately $2,300 related to a proportional amount of unamortized issuance costs. Beginning October 27, 2022, the Company may elect to further redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date.
Amortization of debt issuance costs and original issue discount was $1,636 and $2,595 for the thirteen and twenty-six weeks ended July 31, 2022, and $1,103 and $2,205 for the thirteen and twenty-six weeks ended August 1, 2021, respectively, and is included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income. For the twenty-six weeks ended July 31, 2022, and August 1, 2021, respectively, the Company’s weighted average effective interest rate on our total debt facilities (before capitalized interest amounts) was 10.08% and 10.17
%, respectively. During the second quarter of fiscal 2022, the Company recognized a loss of
$1,479
, related to the write off of unamortized debt issuance costs associated with exiting creditors of the refinanced revolving facility.
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined, as of the end of each fiscal quarter, beginning with the Company’s first full fiscal quarter after the Closing Date.
Note 7: Commitments and Contingencies
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

1
6

The Company is a defendant in several lawsuits filed in courts in California alleging violations of California Business and Professions Code, industry wage orders, wage-and-hour
laws and rules and regulations pertaining primarily to the failure to pay proper regular and overtime wages, failure to pay for missed meals and rest periods, pay stub violations, failure to pay all wages due at the time of termination and other employment related claims (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or Private Attorneys General Act representative actions and seek substantial damages and penalties. The Company’s assessments of potential liabilities associated with these claims are based on assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Management’s assessment of these California Cases, as well as other lawsuits, could change because of future determinations or the discovery of facts that are not presently known. Accordingly, the ultimate costs of resolving these cases may be substantially higher or lower than estimated. The Company continues to aggressively defend the remaining cases.
Note 8: Share-Based Compensation
Compensation expense related to stock options and restricted stock units is included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income and is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Stock options	$307	84	$568	358
Restricted stock units	4,391	3,103	7,685	5,800

Share-based compensation expense	$4,698	$3,187	$8,253	$6,158

Transactions related to stock option awards during the
twenty-six
weeks ended July 31, 2022 were as follows:

	2014 Stock Incentive Plan		2010 Stock Incentive Plan
	Number	Wtd. Avg.	Number	Wtd. Avg.
	of Options	Exercise Price	of Options	Exercise Price
Outstanding at January 30, 2022	933,379	$42.50	73,554	$8.33
Granted	188,793	36.49	—	—
Exercised	(160,091)	34.95	(6,059)	8.69
Forfeited	(8,847)	57.33	—	—

Outstanding at July 31, 2022	953,234	$42.43	67,495	$8.30

Exercisable at July 31, 2022	764,441	$43.90	67,495	$8.30

The total intrinsic value of options exercised during the twenty-six weeks ended July 31, 2022 was $2,287. The unrecognized expense related to our stock option plan totaled approximately $4,159 as of July 31, 2022 and will be expensed over a weighted average period of 4.3 years.

Transactions related to restricted stock units during the twenty-six weeks ended July 31, 2022, were as follows:

		Wtd. Avg.
	Shares	Fair Value
Outstanding at January 30, 2022	922,799	$24.88
Granted	824,972	39.77
Performance adjusted units	11,808	46.75
Vested	(484,492)	22.56
Forfeited	(54,106)	50.51

Outstanding at July 31, 2022	1,220,981	$34.94

Fair value of our time-based and performance-based restricted stock units is based on our closing stock price on the date of grant. The grant date fair value of stock options was determined using the Black-Scholes option valuation model. The grant date fair value of market-based restricted stock units was determined using the Monte Carlo valuation model. The unrecognized expense related to restricted stock units was $32,489 as of July 31, 2022 and will be expensed over a weighted average period of 3.2 years.
During the second quarter of fiscal 2022, the Company granted certain options, time-based, performance-based, and market-based restricted stock units to the newly appointed chief executive officer. The majority of these grants vest over five years
, but the market-based restricted stock units can vest earlier if the targets are achieved prior to that time. As a result, the requisite service period for such grants was determined to be less than the explicit service period.
During the twenty-six weeks ended July 31, 2022 and August 1, 2021, excess tax expense (benefit) of $(3,133) and $(5,665), respectively, were recognized in the “Provision for income taxes” in the Consolidated Statement of Comprehensive Income and classified as a source in operating activities in the Consolidated Statement of
Cash Flows.
Note 9: Income Taxes
The effective tax rate for the twenty-six weeks ended July 31, 2022, was 23.3%, compared to 17.4% for the twenty-six weeks ended August 1, 2021. The previous year tax provision includes higher excess tax benefits associated with share-based compensation and credits associated with the reversal of certain tax valuation allowances.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in fiscal 2018, 2019 and 2020 and technical amendments regarding the expensing of qualified improvement property. The application of the technical amendments made by the CARES Act to qualified improvement property resulted in additional tax net operating losses which were carried back from fiscal 2020 and fiscal 2019 to years with a higher federal corporate income tax rate. During the second quarter of fiscal 2021, the Company filed the fiscal 2020 carryback claims for federal tax refunds of approximately $57,400, of which approximately $33,200 were received during the first quarter of fiscal 2022
.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying unaudited consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form
10
-
K
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
Recent Events
On June 29, 2022, the Company completed its previously announced Main Event Acquisition. As of July 31, 2022, there were 49 family entertainment centers under the name Main Event and 3 family entertainment centers under the name The Summit (collectively referred to as “Main Event”), operating in seventeen states. Refer to Note 2,
Business Combinations
, to the Unaudited Consolidated Financial Statements for further details.
Quarterly Financial Highlights

•
Revenues totaled $468,359 in the second quarter of 2022 compared with $344,599 in the second quarter of 2019. A total of 148 and 130 Dave & Buster’s stores were open and operating without restrictions at the end of the second quarter of 2022 and 2019, respectively. The newly acquired Main Event stores contributed revenues of $51,405 from the acquisition on June 29, 2022, through the end of the second quarter. Revenues totaled $377,638 in the second quarter of 2021, which ended with 142 Dave & Buster’s stores open and operating in limited capacity.

•
Overall Dave & Buster’s comparable store sales increased 9.6% compared with the same period in 2019 and increased 5.7% compared with the same period in 2021, which ended with 113 comparable Dave & Buster’s stores open and operating in limited capacity.

•
Net income totaled $29,088, or $0.59 per diluted share, compared with net income of $32,356, or $0.90 per diluted share in the same period of 2019. Net income in the second quarter of fiscal 2022 was impacted by incremental acquisition and integration costs related to the Main Event Acquisition. In the same period of 2021, we recorded net income of $52,770.

•
Adjusted EBITDA totaled $119,550, or 25.5% of revenues, compared with Adjusted EBITDA of $85,982 or 25.0% of revenues in the second quarter of 2019. Adjusted EBITDA was $119,152 or 31.6% of revenues in the second quarter of 2021.

•	Ended the quarter with $100,386 in cash and $491,395 of liquidity available under the Company’s revolving credit facility.
General
We are a leading owner and operator of high-volume venues in North America that combine dining and entertainment for both adults and families under the names “Dave & Buster’s” and “Main Event”. The core of our concept is to offer our customers the opportunity to “Eat Drink Play and Watch” all in one location. Eat and Drink are offered through a full menu of entrées and appetizers and a full selection of non-alcoholic
and alcoholic beverages. Our Play and Watch offerings provide an extensive assortment of entertainment attractions centered around playing games, bowling, and watching live sports and other televised events. Our brands appeal to a relatively balanced mix of male and female adults, as well as families and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.
Our Dave & Buster’s stores, which average 40,000 square feet, range in size between 16,000 and 70,000 square feet. Our Main Event stores, which average 54,000 square feet, range in size between 46,000 and 74,000 square feet. Generally, our stores are open seven days a week, with normal hours of operation generally from between 10:00 to 11:30 a.m. until midnight, with stores typically open for extended hours on weekends.
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance. These measures include:
Comparable store sales.
Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the fiscal year and excluding stores permanently closed during the period. Due to the limitations of store operations during the
COVID-19
pandemic, the comparable store base for fiscal 2022 is defined as stores open for a full 18 months before the beginning of fiscal 2020 and excludes two stores that the Company elected not to reopen after they were closed in March 2020 due to local operating limitations and one store in Cary, North Carolina that was closed and relocated during the fourth quarter of fiscal 2021. For the first and second quarter of fiscal 2022, our comparable store base consisted of 113 stores. Our Main Event stores were not included in comparable store sales for the thirteen and twenty-six
weeks ended July 31, 2022.
New store openings.
Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. Between August 1, 2021 and July 31, 2022, we closed and relocated one Dave & Buster’s store and opened an additional six new Dave & Buster’s stores.
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
Presentation of Operating Results
We operate on a 52 or
53-week
fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a
53-week
year when the fourth quarter has 14 weeks. All references to the second quarter of 2022 relate to the
13-week
period ended July 31, 2022. All references to the second quarter of 2021 relate to the
13-week
period ended August 1, 2021. All references to the second quarter of 2019 relate to the
13-week
period ended August 4, 2019. Fiscal 2022, fiscal 2021 and fiscal 2019 consist of 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
Store-Level Variability, Quarterly Fluctuations, Seasonality and Inflation
We have historically operated stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs.
Our new stores historically open with sales volumes in excess of their expected long-term run-rate
levels, which we refer to as a “honeymoon” effect. We traditionally expect our new store sales volumes in year two to be approximately 10% to 20% lower than our year one targets, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store, the number and timing of new store openings may result in significant fluctuations in quarterly results.
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

Thirteen Weeks Ended July 31, 2022 Compared to Thirteen Weeks Ended August 1, 2021
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	July 31, 2022		August 1, 2021
Food and beverage revenues	$156,995	33.5%	$123,006	32.6%
Amusement and other revenues	311,364	66.5	254,632	67.4

Total revenues	468,359	100.0	377,638	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	46,461	29.6	33,127	26.9
Cost of amusement and other (as a percentage of amusement and other revenues)	29,075	9.3	24,584	9.7

Total cost of products	75,536	16.1	57,711	15.3
Operating payroll and benefits	113,674	24.3	80,623	21.3
Other store operating expenses	142,440	30.4	105,116	27.9
General and administrative expenses	37,710	8.1	18,470	4.9
Depreciation and amortization expense	38,614	8.2	34,875	9.2
Pre-opening costs	3,913	0.8	1,676	0.4

Total operating costs	411,887	87.9	298,471	79.0

Operating income	56,472	12.1	79,167	21.0
Interest expense, net	17,118	3.7	13,728	3.7
Loss on debt refinancing	1,479	0.3	0	0

Income before provision for income taxes	37,875	8.1	65,439	17.3
Provision for income taxes	8,787	1.9	12,669	3.3

Net income	$29,088	6.2%	$52,770	14.0%

Change in comparable store sales (1)		5.7%		690.8%
Comparable stores at end of period (1)		113		114
Company-owned stores at end of period (1)		200		142

(1)
Our comparable store count as of the end of the second quarter of fiscal 2022 excludes a store in Cary, North Carolina, which was closed and relocated during the fourth quarter of fiscal 2021. Company-owned stores as of July 31, 2022, include 52 Main Event stores, which were acquired on June 29, 2022. These stores are not considered comparable stores.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	July 31, 2022		August 1, 2021
Net income	$29,088	6.2%	$52,770	14.0%
Interest expense, net	17,118		13,728
Loss on debt refinancing	1,479		—
Provision for income taxes	8,787		12,669
Depreciation and amortization expense	38,614		34,875

EBITDA	95,086	20.3%	114,042	30.2%
Loss on asset disposal	154		112
Impairment of long-lived assets	1,841		—
Share-based compensation	4,698		3,187
Pre-opening costs	3,913		1,676
Other costs (1)	13,858		135

Adjusted EBITDA	$119,550	25.5%	$119,152	31.6%

(1)	Primarily represents $7,700 in costs related to the acquisition of Main Event. Refer to Note 2 of the Unaudited Consolidated Financial Statements for more information.
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	July 31, 2022		August 1, 2021
Operating income	$56,472	12.1%	$79,167	21.0%
General and administrative expenses	37,710		18,470
Depreciation and amortization expense	38,614		34,875
Pre-opening costs	3,913		1,676

Store Operating Income Before Depreciation and Amortization	$136,709	29.2%	$134,188	35.5%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	July 31, 2022	August 1, 2021
New store and operating initiatives	$37,016	$12,611
Games	17,826	9,443
Maintenance capital	7,262	6,402

Total capital additions	$62,104	$28,456

Payments from landlords	$7,215	$2,085

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
COVID-19
related operating restrictions on
re-opened
stores were removed.
On June 29, 2022, the Company completed the Main Event Acquisition, acquiring 49 Main Event and 3 The Summit stores.
Selected revenue and store data for the periods indicated are as follows:

	Thirteen Weeks Ended
	July 31, 2022	August 1, 2021	Change
Total revenues	$468,359	$377,638	$90,721
Total store operating weeks	2,171	1,817	354
Comparable store revenues	$333,967	$316,006	$17,961
Comparable store operating weeks	1,469	1,445	24
Noncomparable store revenues—Dave & Buster’s	$84,723	69,164	$15,559
Noncomparable store operating weeks—Dave & Buster’s	442	372	70
Noncomparable store revenues—Main Event	51,405	—	51,405
Noncomparable store operating weeks—Main Event	260	—	260
Other revenues and deferrals—Dave & Buster’s	$(1,736)	$(7,532)	$5,796
Total revenues increased $90,721, or 24.0%, to $468,359 in the second quarter of fiscal 2022 compared to total revenues of $377,638 in the second quarter of fiscal 2021. The increase in revenue is attributable to $51,405 in revenue from our Main Event stores, an additional 70 new Dave & Buster’s store operating weeks, and a 5.7% increase in comparable store sales. The table below represents our revenue mix for the fiscal periods indicated. The shift in mix from amusement sales to food and beverage sales of 90 basis points is due, in part, to increased special events, beverage price increases during the second quarter of fiscal 2022, and food price increases effective midway through the third quarter of fiscal 2021.

	Thirteen Weeks Ended
	July 31, 2022	August 1, 2021
Food sales	23.4%	22.4%
Beverage sales	10.1%	10.2%
Amusement sales	65.8%	67.2%
Other	0.7%	0.2%
Comparable store revenue increased $17,961 or 5.7%, in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021, due to the reasons noted above, including a 1.7% increase in comparable store operating weeks. Comparable store sales in the second quarter of fiscal 2022 increased 9.6% compared to the second quarter of fiscal 2019.
Food sales at comparable stores increased by $10,176, or 14.6%, to $79,722 in the second quarter of fiscal 2022 from $69,546 in the second quarter of fiscal 2021. Beverage sales at comparable stores increased by $2,809, or 8.6%, to $35,319 in the second quarter of fiscal 2022 from $32,510 in the 2021 comparison period. Comparable store amusement and other revenues in the second quarter of fiscal 2022 increased by $4,976, or 2.3%, to $218,926 from $213,950 in the comparable period of fiscal 2021.
Dave & Buster’s
non-comparable
store revenue increased $15,559 in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021, for the same reasons noted above, including 70 more store operating weeks.

Cost of products
The total cost of products was $75,536 for the second quarter of fiscal 2022 and $57,711 for the second quarter of fiscal 2021. The total cost of products as a percentage of total revenues increased 80 basis points to 16.1% for the second quarter of fiscal 2022 compared to 15.3% for the second quarter of fiscal 2021.
Cost of food and beverage products increased to $46,461 compared to $33,127 for the second quarter of fiscal 2021. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 270 basis points to 29.6% for the second quarter of fiscal 2022 from 26.9% for the second quarter of fiscal 2021. The unfavorable impacts of commodity cost increases primarily in meat and dairy products during the second quarter of fiscal 2022 were partially offset by food and beverage price increases.
Cost of amusement and other increased to $29,075 in the second quarter of fiscal 2022 compared to $24,584 in the second quarter of fiscal 2021. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 40 basis points to 9.3% for the second quarter of fiscal 2022 from 9.7% in the second quarter of fiscal 2021. This decrease was driven primarily by a change in prices at the game level implemented late in fiscal 2021.
Operating payroll and benefits
Total operating payroll and benefits increased by $33,051, or 41.0%, to $113,674 in the second quarter of fiscal 2022 compared to $80,623 in the second quarter of fiscal 2021. Total operating payroll and benefits for the second quarter of fiscal 2022 included approximately $14,000 of payroll and benefits from our Main Event stores. The total cost of operating payroll and benefits as a percentage of total revenues was 24.3% in the second quarter of fiscal 2022 compared to 21.3% in the second quarter of fiscal 2021. This increase is primarily due to an hourly wage rate increase, offset slightly by lower incentive compensation as the second quarter of fiscal 2021 included referral and retention incentives.
Other store operating expenses
Other store operating expenses increased by $37,324, or 35.5%, to $142,440 in the second quarter of fiscal 2022 compared to $105,116 in the second quarter of fiscal 2021. The increase is primarily due to the addition of operating costs related to our Main Event stores, the impact of new Dave & Buster’s store openings, higher security cost, cleaning services and higher marketing spend associated with the “
Summer in the Great Indoors
” campaign. Other store operating expense as a percentage of total revenues increased to 30.4% in the second quarter of fiscal 2022 compared to 27.9% in the second quarter of fiscal 2021. This increase in basis points was due primarily to increased security costs, cleaning services, and higher marketing spend.
General and administrative expenses
General and administrative expenses increased by $19,240, or 104.2%, to $37,710 in the second quarter of fiscal 2022 compared to $18,470 in the second quarter of fiscal 2021. The increase in general and administrative expenses was driven primarily by $13,858 of transaction and integration costs related to the Main Event Acquisition, $1,841 impairment of the existing Main Event corporate office right-of-use
asset, an increase in share-based compensation expense, and higher payroll and incentive compensation, including the addition of Main Event store support center personnel. General and administrative expenses, as a percentage of total revenues increased to 8.1% in the second quarter of fiscal 2022 compared to 4.9% in the second quarter of fiscal 2021 due to the reasons noted above.
Depreciation and amortization expense
Depreciation and amortization expense increased to $38,614 in the second quarter of fiscal 2022 compared to $34,875 in the second quarter of fiscal 2021, primarily due to the addition of Main Event. Incremental depreciation for Main Event was partially offset by a net decrease in depreciation expense at Dave & Buster’s stores as the impact of assets reaching the end of their depreciable lives exceeded expense increases due to recent capital expenditures for new stores, operating initiatives, games, and maintenance capital.
Pre-opening
costs
Pre-opening
costs increased by $2,237 to $3,913 in the second quarter of fiscal 2022 compared to $1,676 in the second quarter of fiscal 2021 due largely to an increase in the number of new Dave & Buster’s store openings compared to the same time period of the previous year and to a lesser extent, due to the addition of pre-opening
costs related to Main Event stores.

Interest expense, net and loss on debt refinancing
Interest expense, net increased by $3,390 to $17,118 in the second quarter of fiscal 2022 compared to $13,728 in the second quarter of fiscal 2021 due primarily to an increase in average outstanding debt. The Company recorded a loss of $1,479 related to the June 29, 2022 debt refinancing, which is explained in Note 6 to the Consolidated Financial Statements.
Provision for income taxes
The effective tax rate for the second quarter of fiscal 2022 was 23.2%, compared to 19.4% for the second quarter of fiscal 2021. The previous quarter tax provision includes higher excess tax benefits associated with share-based compensation and credits associated with the reversal of certain tax valuation allowances.
Twenty-six
Weeks Ended July 31, 2022 Compared to
Twenty-six
Weeks Ended August 1, 2021
Results of operations.
The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Twenty-Six Weeks		Twenty-Six Weeks
	Ended		Ended
	July 31, 2022		August 1, 2021
Food and beverage revenues	$308,907	33.6%	$208,764	32.5%
Amusement and other revenues	610,553	66.4	434,214	67.5

Total revenues	919,460	100.0	642,978	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	89,716	29.0	56,284	27.0
Cost of amusement and other (as a percentage of amusement and other revenues)	55,841	9.1	41,198	9.5

Total cost of products	145,557	15.8	97,482	15.2
Operating payroll and benefits	207,035	22.5	130,902	20.4
Other store operating expenses	266,865	29.0	189,561	29.4
General and administrative expenses	66,007	7.2	35,561	5.5
Depreciation and amortization expense	71,902	7.8	69,974	10.9
Pre-opening costs	6,910	0.8	3,335	0.5

Total operating costs	764,276	83.1	526,815	81.9

Operating income	155,184	16.9	116,163	18.1
Interest expense, net	28,509	3.1	28,548	4.5
Loss on debt refinancing	1,479	0.2	—	—

Income before provision for income taxes	125,196	13.6	87,615	13.6
Provision for income taxes	29,124	3.2	15,210	2.3

Net income	$96,072	10.4%	$72,405	11.3%

Change in comparable store sales (1)		32.2%		199.1%
Comparable stores at end of period (1)		113		114
Company-owned stores at end of period (1)		200		142

(1)
Our comparable store count as of the end of the second quarter of fiscal 2022 excludes a store in Cary, North Carolina, which was closed and relocated during the fourth quarter of fiscal 2021. Company-owned stores as of July 31, 2022, includes 52 Main Event stores, which were acquired on June 29, 2022. These stores are not considered comparable stores.

Reconciliations of
Non-GAAP
Financial Measures
Adjusted EBITDA
The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Twenty-Six Weeks		Twenty-Six Weeks
	Ended		Ended
	July 31, 2022		August 1, 2021
Net income	$96,072	10.4%	$72,405	11.3%
Interest expense, net	28,509		28,548
Loss on debt refinancing	1,479
Provision for income taxes	29,124		15,210
Depreciation and amortization expense	71,902		69,974

EBITDA	227,086	24.7%	186,137	28.9%
Loss on asset disposal	370		257
Impairment of long-lived assets	1,841		—
Share-based compensation	8,253		6,158
Pre-opening costs	6,910		3,335
Other costs (1)	18,337		(30)

Adjusted EBITDA	$262,797	28.6%	$195,857	30.5%

(1)	Primarily represents $12,200 in costs related to the acquisition of Main Event. Refer to Note 2 of the Unaudited Consolidated Financial Statements for more information.
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Twenty-Six Weeks		Twenty-Six Weeks
	Ended		Ended
	July 31, 2022		August 1, 2021
Operating income	$155,184	16.9%	$116,163	18.1%
General and administrative expenses	66,007		35,561
Depreciation and amortization expense	71,902		69,974
Pre-opening costs	6,910		3,335

Store Operating Income Before Depreciation and Amortization	$300,003	32.6%	$225,033	35.0%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for Payments from landlords.

	Twenty-Six Weeks	Twenty-Six Weeks
	Ended	Ended
	July 31, 2022	August 1, 2021
New store and operating initiatives	$72,147	$19,756
Games	19,338	12,614
Maintenance capital	13,573	8,290

Total capital additions	$105,058	$40,660

Payments from landlords	$7,928	$2,085

Results of Operations
Revenues
On June 29, 2022, the Company completed the Main Event Acquisition, acquiring 49 Main Event and 3 The Summit stores.
Selected revenue and store data for the periods indicated are as follows:

	Twenty-Six Weeks Ended
	July 31, 2022	August 1, 2021	Change
Total revenues	$919,460	$642,978	$276,482
Total store operating weeks	4,047	3,450	597
Comparable store revenues	$702,444	$531,412	$171,032
Comparable store operating weeks	2,938	2,735	203
Noncomparable store revenues—Dave & Buster’s	$173,873	127,662	$46,211
Noncomparable store operating weeks—Dave & Buster’s	849	715	134
Noncomparable store revenues—Main Event	$51,405	—	$51,405
Noncomparable store operating weeks—Main Event	260	—	260
Other revenues and deferrals—Dave & Buster’s	$(8,262)	$(16,096)	$7,834
Total revenues increased $276,482, or 43.0%, to $919,460 in the twenty-six
weeks ended July 31, 2022, compared to total revenues of $642,978 in the twenty-six
weeks ended August 1, 2021. The increase in revenue is attributable to $51,405 in revenue from our Main Event stores, an additional 134 new Dave & Buster’s store operating weeks, and a 32.2% increase in comparable store sales, due in part to a 7.4% increase in store operating weeks compared to the same period of the previous year, when some of our stores remained temporarily closed as a result of the
COVID-19
pandemic, and the removal of local
COVID-19
related operating restrictions on
re-opened
stores. Revenues during the
twenty-six
weeks ended July 31, 2022, were also favorably impacted by an increase in our special events business, which experienced delayed recovery from the impacts of the
COVID-19
pandemic. The table below represents our revenue mix for the fiscal periods indicated. The shift in mix from amusement sales to food and beverage sales of 110 basis points is due, in part, to increased special events, beverage price increases during the second quarter of fiscal 2022, and food price increases effective midway through the third quarter of fiscal 2021.

	Twenty-Six Weeks Ended
	July 31, 2022	August 1, 2021
Food sales	22.9%	22.3%
Beverage sales	10.7%	10.2%
Amusement sales	65.8%	67.3%
Other	0.6%	0.2%
Comparable store revenue increased $171,032 or 32.2%, in the twenty-six
weeks ended July 31, 2022, compared to the comparable period of fiscal 2021, due to the reasons noted above, including a 7.4% increase in comparable store operating weeks. Comparable store sales in the twenty-six
weeks ended July 31, 2022, increased 10.2% compared to the comparable period of fiscal 2019.
Food sales at comparable stores increased by $45,678, or 39.3%, to $161,860 in the twenty-six
weeks ended July 31, 2022, from $116,182 in the comparable period of fiscal 2021. Beverage sales at comparable stores increased by $22,946, or 42.4%, to $77,053 in the twenty-six
weeks ended July 31, 2022, from $54,107 in the 2021 comparison period. Comparable store amusement and other revenues in the twenty-six
weeks ended July 31, 2022, increased by $102,408, or 28.4%, to $463,531 from $361,123 in the comparable period of fiscal 2021.
Non-comparable
store revenue increased $46,211 in the
twenty-six
weeks ended July 31, 2022, compared to the comparable period of fiscal 2021, for the same reasons noted above, including 134 more store operating weeks.
Cost of products

The total cost of products was $145,557 for the
twenty-six
weeks ended July 31, 2022, and $97,482 for the comparable period of fiscal 2021. The total cost of products as a percentage of total revenues increased 60 basis points to 15.8% for the twenty-six
weeks ended July 31, 2022, compared to 15.2% for the comparable period of fiscal 2021.
Cost of food and beverage products increased to $89,716 compared to $56,284 for the comparable period of fiscal 2021. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 200 basis points to 29.0% for the twenty-six
weeks ended July 31, 2022, from 27.0% for the comparable period of fiscal 2021. The unfavorable impacts of commodity cost increases, primarily in meat and dairy products, during the first twenty-six
weeks of fiscal 2022 were partially offset by food and beverage price increases.
Cost of amusement and other increased to $55,841 in the
twenty-six
weeks ended July 31, 2022, compared to $41,198 in the comparable period of fiscal 2021. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 40 basis points to 9.1% for the twenty-six
weeks ended July 31, 2022, from 9.5% in the comparable period of fiscal 2021. This decrease was driven primarily by a change in prices at the game level implemented late in fiscal 2021.
Operating payroll and benefits
Total operating payroll and benefits increased by $76,133, or 58.2%, to $207,035 in the twenty-six
weeks ended July 31, 2022, compared to $130,902 in the comparable period of fiscal 2021. The total cost of operating payroll and benefits as a percentage of total revenues was 22.5% in the twenty-six
weeks ended July 31, 2022, compared to 20.4% in the comparable period of fiscal 2021. This increase is primarily due to an hourly wage rate increase and an increase in labor hours worked as open positions were filled, partially offset by lower incentive compensation costs as fiscal 2021 included referral and retention incentives.
Other store operating expenses
Other store operating expenses increased by $77,304, or 40.8%, to $266,865 in the twenty-six
weeks ended July 31, 2022, compared to $189,561 in the comparable period of fiscal 2021. The increase is primarily due to the impact of increased store weeks during the first half of fiscal 2022 on costs such as utilities, supplies, maintenance, and other services as well as higher marketing spend associated with the “
Summer in the Great Indoors
” campaign. Other store operating expense as a percentage of total revenues decreased to 29.0% in the twenty-six
weeks ended July 31, 2022, compared to 29.4% in the comparable period of fiscal 2021. This decrease was due primarily to favorable sales leverage, partially offset by higher marketing spend.
General and administrative expenses
General and administrative expenses increased by $30,446, or 85.6%, to $66,007 in the twenty-six
weeks ended July 31, 2022, compared to $35,561 in the comparable period of fiscal 2021. The increase in general and administrative expenses was driven primarily by $18,270 of transaction and integration costs related to the Main Event Acquisition, $1,841 impairment of the existing Main Event corporate office right-of-use
operating lease asset, an increase in share-based compensation expense, and higher payroll and incentive compensation expense. General and administrative expenses, as a percentage of total revenues increased to 7.2% in the twenty-six
weeks ended July 31, 2022 compared to 5.5% in the comparable period of fiscal 2021 due to the reasons noted above.
Depreciation and amortization expense
Depreciation and amortization expense was increased slightly to $71,902 in the twenty-six
weeks ended July 31, 2022, compared to $69,974 in the comparable period of fiscal 2021, primarily due to the addition of the Main Event. Incremental depreciation for Main Event was partially offset by a net decrease in depreciation expense at Dave & Buster’s stores as the impact of assets reaching the end of their depreciable lives exceeded expense increases due to recent capital expenditures for new stores, operating initiatives, games, and maintenance capital.
Pre-opening
costs
Pre-opening
costs increased by $3,575 to $6,910 in the
twenty-six
weeks ended July 31, 2022, compared to $3,335 in the comparable period of fiscal 2021 due primarily to an increase in the number of new Dave & Buster’s store openings compared to the same time period of the previous year.
Interest expense, net and loss on debt refinancing
Interest expense, net decreased by $39 to $28,509 in the
twenty-six
weeks ended July 31, 2022 compared to $28,548 in the comparable period of fiscal 2021. In connection with the June 29, 2022 debt refinancing, the Company recorded a loss of $1,479, which is explained in Note 6 to the Consolidated Financial Statements.

Provision for income taxes
The effective tax rate for the
twenty-six
weeks ended July 31, 2022 was 23.3%, compared to 17.4% for the comparable period of fiscal 2021. The previous year tax provision includes higher excess tax benefits associated with share-based compensation and credits associated with the reversal of certain tax valuation allowances.
Liquidity and Capital Resources
Debt
In connection with the closing of the Main Event Acquisition on June 29, 2022, D&B Inc entered into a senior secured credit agreement, which refinanced the $500,000 existing revolving facility, extended the maturity date to June 29, 2027, and added a new term loan facility in the aggregate principal amount of $850,000, with a maturity date of June 29, 2029 (“Credit Facility”). The proceeds of the term loan, net of an original issue discount of $42,500, were used to pay the consideration for the Acquisition. The revolving credit facility can expire before the stated maturity date if the aggregate outstanding principal amount of the Notes exceeds $100,000 ninety-one
days prior to November 1, 2025. A portion of the revolving facility not to exceed $35,000 is available for the issuance of letters of credit. At the end of the second quarter of fiscal 2022, we had letters of credit outstanding of $8,605 and an unused commitment balance of $491,395 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400,000 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.
The interest rates per annum applicable to SOFR term loans are based on a defined SOFR rate (with a floor of 0.50%) plus an additional credit spread adjustment of 0.10%, plus a margin of 5.00%. The interest rates per annum applicable to SOFR revolving loans are based on the term loan SOFR rate, plus an additional credit spread adjustment of 0.10%, plus an initial margin of 4.75%. Unused commitments under the revolving facility incur initial commitment fees of 0.50%. After the Company’s third quarter of fiscal 2022, the margin for SOFR revolving loans are subject to a pricing grid based on net total leverage, ranging from 4.25% to 4.75%, and commitment fees are subject to a pricing grid based on net total leverage, ranging from 0.30% to 0.50%.
During fiscal 2020, the Company issued $550,000 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries. During fiscal 2021, the Company redeemed a total of $110,000 outstanding principal amount of the Notes, and paid prepayment premiums of $3,300, plus accrued and unpaid interest to the date of redemptions. The early redemptions of the Notes resulted in a loss on extinguishment of approximately $2,300 related to a proportional amount of unamortized issuance costs. Beginning October 27, 2022, the Company may elect to further redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date.
Amortization of debt issuance costs and original issue discount was $1,636 and $2,595 for the thirteen and twenty-six
weeks ended July 31, 2022, and $1,103 and $2,205 for the thirteen and twenty-six
weeks ended August 1, 2021, respectively, and is included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income. For the
twenty-six
weeks ended July 31, 2022, and August 1, 2021, respectively, the Company’s weighted average effective interest rate on our total debt facilities (before capitalized interest amounts) was 10.08% and 10.17%, respectively. During the second quarter of fiscal 2022, the Company recognized a loss of $1,479, related to the write off of unamortized debt issuance costs associated with exiting creditors of the refinanced revolving facility.
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined, as of the end of each fiscal quarter, beginning with the first full fiscal quarter after the Closing Date.
Dividends and Share Repurchases

On December 6, 2021, our Board of Directors approved a share repurchase program with an authorization limit of $100,000, expiring at the end of fiscal 2022. During the second quarter of fiscal 2022, the Company repurchased 764,988 shares at an average cost of $32.70 per share. The approximate dollar value of shares that may be repurchased under the plan as of July 31, 2022, is $74,985. There were no dividends declared during the first or second quarter of 2022. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
Cash and Cash Equivalents
As of July 31, 2022, the Company had cash and cash equivalents of $100,386. The Company can operate with a working capital deficit because cash from sales is usually received before related liabilities for product supplies, labor and services become due. Our operations do not require significant inventory or receivables and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as noncurrent assets and not a part of working capital. Based on our current business plan, we believe our cash and cash equivalents combined with expected cash flows from operations, available borrowings under our revolving credit facility and expected payments from landlords should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our capital allocation strategy, including capital expenditures, through at least the next twelve months.
A comparison of our cash flow activity for the first and second quarters of fiscal 2022 to the same period of fiscal 2021 follows.
Operating Activities
— Cash flow from operations typically provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations, and occupancy costs. Cash from operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of cash receipts and payments, and vendor payment terms. Cash flow from operating activities increased approximately $35,000 in the twenty-six
weeks ended July 31, 2022 compared to the
twenty-six
weeks ended August 1, 2021 driven primarily by approximately 337 more store weeks for Dave & Busters, 260 store weeks for Main Event, and the receipt of a federal tax refund in the amount of approximately $33,200. These increases in cash flow from operating activities were offset by the payment of acquisition and integration costs of $18,270.
Investing Activities
— Cash flow from investing activities primarily reflects the Main Event Acquisition for cash consideration of approximately $823,000, which is net of cash acquired of approximately $34,000. Below is a summary of capital expenditures for the comparable twenty-six
week period in fiscal 2022 and fiscal 2021.
During the
twenty-six
weeks ended July 31, 2022, the Company spent approximately $65,900 for new store construction and operating improvement initiatives ($58,000 net of payments from landlords), $17,000 for game refreshment and $17,000 for maintenance capital.
During the
twenty-six
weeks ended August 1, 2021, the Company spent approximately $18,900 for new store construction and operating improvement initiatives ($16,800 net of payments from landlords), $11,000 for game refreshment and $8,000 for maintenance capital.
Financing Activities
— During the second quarter of fiscal 2022, the Company entered into a new credit facility agreement, with term loan net proceeds of $807,500. The proceeds were used to pay for the Acquisition, including $17,748 of debt issuance costs associated with the refinancing. The Company also repurchased shares at a cost of $25,015 during the second quarter. During the first quarter of fiscal 2021, the Company had net repayments of $60,000 of its revolving credit facility.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business to our contractual obligations since January 30, 2022, as reported on
Form 10-K
filed with the SEC on March 29, 2022.
Accounting policies and estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis, and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. In addition to the critical accounting policies and estimates previously disclosed in the Company’s Annual Report on Form
10-K
for the fiscal year ended January 30, 2022, due to recent transactions and events, we also consider the following to be part of our critical accounting policies and estimates due to the high degree of judgment and complexity in its application.
Business combinations—
The Main Event Acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involved the allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimated fair values as of the date of the acquisition. The determination of the fair value of tangible and intangible assets, which represent a significant portion of the purchase price, requires the use of significant judgment with regard to (i) the fair value and (ii) whether such acquired intangibles are amortizable or non-amortizable
and, if the former, the period and the method by which the intangible asset will be amortized. The Company estimates the fair value of acquisition-related tangible and intangible assets principally based on Replacement Cost New and the Relief from Royalty methods, which include estimates of projected future EBITDA, long-term growth rate, discount rate and royalty rate. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Refer to Note 2 to the Unaudited Consolidated Financial Statements for additional information about our recent business combination.
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
Interest Rate Risk
In the second quarter of fiscal 2022, the Company elected SOFR as the alternative base rate for outstanding borrowings on the Credit Facility, which is based on variable rates. As of July 31, 2022, there was no balance outstanding on our revolving facility, and an outstanding balance of $850,000 on the term loan facility.
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
and
15d-15
promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. As discussed in Note 2 to our Unaudited Consolidated Financial Statements set forth in Part 1 of this report, we acquired Main Event on June 29, 2022. Main Event constitutes approximately 34.3% of total assets and approximately 5.6% of total revenues of the consolidated financial statement amounts as of and for the twenty-six
weeks ended July 31, 2022. As the Main Event Acquisition occurred in the second quarter of 2022 and they were not previously governed by the Exchange Act Rules
13a-15(f)
and
15d-15(f)),
we excluded Main Event’s internal control over financial reporting from our assessment of the effectiveness of disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Changes in Internal Control Over Financial Reporting
Except as described above, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second quarter ended July 31, 2022. The Main Event Acquisition had a material impact on internal control over financial reporting. The Company intends to take a period of time to incorporate the impact of the transaction into its evaluation of internal control over financial reporting. As such, we will exclude the internal control over financial reporting of Main Event from our evaluation of internal control over financial reporting for the year ending January 29, 2023.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 7 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.

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
We recently acquired a business as part of our expansion effort and may acquire more businesses in the future. Once an acquisition is finalized, we may not be successful in integrating the business into our existing operations, which may result in unforeseen operational difficulties, diminished financial performance or our inability to report financial results and may require a disproportionate amount of our management’s attention. If we fail to manage our recent or future acquisitions effectively, our results of operations could be adversely affected.
Our recent acquisition and any future acquisitions will be accompanied by the risks commonly encountered in acquisitions, including:

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
The credit facility also requires us and our restricted subsidiaries to maintain a maximum net total leverage ratio of 3.50:1.00 as of the end of each fiscal quarter, solely to the extent 35% of the credit facility (other than $30 million of undrawn letters of credit and any letters of credit that have been cash collateralized) is drawn on such date.
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

Item 2.	Unregistered Sales of Equity Securities
Information regarding repurchase of our common stock, in thousands, except share amounts, during the thirteen weeks ended July 31, 2022:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (3)
May 2 – May 29, 2022	—	$—	—	$100,000
May 30 – July 3, 2022	—	$—	—	$100,000
July 4 – July 31, 2022	764,988	$32.70	764,988	$74,985

(1)	Monthly information is presented by reference to our fiscal periods during the thirteen weeks ended July 31, 2022.
(2)
Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule
10b5-1
of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time.

(3)	Based on total share repurchase authorization in effect on July 31, 2022.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Form of Nonqualified Stock Option Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc.

10.2*	Form of Nonqualified Stock Option Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc.

10.3*	Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc.

10.4*	Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc.

10.5*	Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc.

31.1*	Certification of Christopher Morris, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Michael A. Quartieri, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Christopher Morris, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael A. Quartieri, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Inline Taxonomy Extension Schema Document

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herein

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: September 7, 2022	By:	/s/ Christopher Morris
Christopher Morris
Chief Executive Officer

Date: September 7, 2022	By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Chief Financial Officer