Form 10-Q
period 2022-10-30
Dave & Buster's Entertainment, Inc.
filed 2022-12-06
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File
No. 001-35664

Dave & Buster’s Entertainment, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2382255
(State of Incorporation)	(I.R.S. Employer ID)

1221 S. Beltline Rd., Suite 500, Coppell, Texas, 75019	(214) 357-9588
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	PLAY	NASDAQ Global Select Market
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
of the Exchange Act).    Yes  ☐    No  ☒
As of December 1, 2022, the registrant had 48,290,288 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED OCTOBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	October 30,	January 30,
	2022	2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$108,211	$25,910
Inventories	45,432	40,319
Prepaid expenses	15,749	11,316
Income taxes receivable	45,852	64,921
Other current assets	18,361	3,105

Total current assets	233,605	145,571
Property and equipment, net	1,155,955	778,597
Operating lease right of use assets, net	1,298,801	1,037,197
Deferred tax assets	1,354	9,961
Tradenames	178,200	79,000
Goodwill	787,048	272,597
Other assets and deferred charges	30,127	22,867

Total assets	$3,685,090	$2,345,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current installments of long-term debt	$8,500	$—
Accounts payable	57,216	62,493
Accrued liabilities	339,254	248,493
Income taxes payable	1,272	529

Total current liabilities	406,242	311,515
Deferred income taxes	57,499	12,012
Operating lease liabilities	1,583,910	1,277,539
Other liabilities	54,215	37,869
Long-term debt, net	1,222,208	431,395
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 62,280,788 shares at October 30, 2022 and 61,563,613 at January 30, 2022; ou t standing: 48,276,202 shares at October 30, 2022 and 48,489,935 at January 30, 2022	623	616
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	566,242	548,776
Treasury stock, 14,004,586 and 13,073,678 shares as of October 30, 2022 and January 30, 2022, respectively	(637,947)	(605,435)
Accumulated other comprehensive loss	(1,023)	(3,628)
Retained earnings	433,121	335,131

Total stockholders’ equity	361,016	275,460

Total liabilities and stockholders’ equity	$3,685,090	$2,345,790

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	October 30, 2022	October 31, 2021
Food and beverage revenues	$165,855	$107,747
Amusement and other revenues	315,351	210,229

Total revenues	481,206	317,976
Cost of food and beverage	48,939	30,082
Cost of amusement and other	27,316	22,531

Total cost of products	76,255	52,613
Operating payroll and benefits	125,919	78,995
Other store operating expenses	163,846	103,322
General and administrative expenses	32,777	22,104
Depreciation and amortization expenses	48,427	34,381
Pre-opening costs	3,874	2,092

Total operating costs	451,098	293,507

Operating income	30,108	24,469
Interest expense, net	28,374	13,423
Loss on debt extinguishment / refinance	—	2,829

Income before provision for (benefit from) income taxes	1,734	8,217
Provision for (benefit from) income taxes	(184)	(2,368)

Net income	1,918	10,585
Unrealized foreign currency translation gain (loss)	(343)	(34)
Unrealized gain on derivatives, net of tax	228	1,371

Total other comprehensive gain (loss)	(115)	1,337

Total comprehensive income	$1,803	$11,922

Net income per share:
Basic	$0.04	$0.22
Diluted	$0.04	$0.21
Weighted average shares used in per share calculations:
Basic	48,256,090	48,277,358
Diluted	48,740,003	49,283,503
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	October 30, 2022	October 31, 2021
Food and beverage revenues	$474,762	$316,511
Amusement and other revenues	925,904	644,443

Total revenues	1,400,666	960,954
Cost of food and beverage	138,655	86,366
Cost of amusement and other	83,157	63,729

Total cost of products	221,812	150,095
Operating payroll and benefits	332,954	209,897
Other store operating expenses	430,711	292,883
General and administrative expenses	98,784	57,665
Depreciation and amortization expenses	120,329	104,355
Pre-opening costs	10,784	5,427

Total operating costs	1,215,374	820,322

Operating income	185,292	140,632
Interest expense, net	56,883	41,971
Loss on debt extinguishment/ refinance	1,479	2,829

Income before provision for income taxes	126,930	95,832
Provision for income taxes	28,940	12,842

Net income	97,990	82,990
Unrealized foreign currency translation gain (loss)	(366)	12
Unrealized gain on derivatives, net of tax	2,971	4,114

Total other comprehensive gain	2,605	4,126

Total comprehensive income	$100,595	$87,116

Net income per share:
Basic	$2.02	$1.73
Diluted	$1.99	$1.68
Weighted average shares used in per share calculations:
Basic	48,556,001	48,050,558
Diluted	49,173,864	49,257,269
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirteen Weeks Ended October 30, 2022
	Common Stock		Paid-In	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.	Capital	Shares	Amt.
Balance July 31, 2022	62,214,255	$622	$562,671	13,987,601	$(637,209)	$(908)	$431,203	$356,379
Net income	—	—	—	—	—	—	1,918	1,918
Unrealized foreign currency translation loss	—	—	—	—	—	(343)	—	(343)
Derivatives, net of tax	—	—	—	—	—	228	—	228
Share-based compensation	—	—	3,228	—	—	—	—	3,228
Issuance of common stock	66,533	1	343	—	—	—	—	344
Repurchase of common stock	—	—	—	16,985	(738)	—	—	(738)

Balance October 30, 2022	62,280,788	$623	$566,242	14,004,586	$(637,947)	$(1,023)	$433,121	$361,016

	Thirteen Weeks Ended October 31, 2021
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance August 1, 2021	61,276,473	$613	$540,348	13,020,098	$(603,686)	$(6,296)	$298,896	$229,875
Net income	—	—	—	—	—	—	10,585	10,585
Unrealized foreign currency translation loss	—	—	—	—	—	(34)	—	(34)
Derivatives, net of tax	—	—	—	—	—	1,371	—	1,371
Share-based compensation	—	—	3,778	—	—	—	—	3,778
Issuance of common stock	87,542	1	1,042	—	—	—	—	1,043
Repurchase of common stock	—	—	—	1,616	(59)	—	—	(59)

Balance October 31, 2021	61,364,015	$614	$545,168	13,021,714	$(603,745)	$(4,959)	$309,481	$246,559

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Thirty-Nine Weeks Ended October 30, 2022
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 30, 2022	61,563,613	$616	$548,776	13,073,678	$(605,435)	$(3,628)	$335,131	$275,460
Net income	—	—	—	—	—	—	97,990	97,990
Unrealized foreign currency translation loss	—	—	—	—	—	(366)	—	(366)
Derivatives, net of tax	—	—	—	—	—	2,971	—	2,971
Share-based compensation	—	—	11,481	—	—	—	—	11,481
Issuance of common stock	717,175	7	5,985	—	—	—	—	5,992
Repurchase of common stock	—	—	—	930,908	(32,512)	—	—	(32,512)

Balance October 30, 2022	62,280,788	$623	$566,242	14,004,586	$(637,947)	$(1,023)	$433,121	$361,016

	Thirty-Nine Weeks Ended October 31, 2021
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 31, 2021	60,488,833	$605	$531,191	12,842,227	$(595,970)	$(9,085)	$226,491	$153,232
Net income	—	—	—	—	—	—	82,990	82,990
Unrealized foreign currency translation gain	—	—	—	—	—	12	—	12
Derivatives, net of tax	—	—	—	—	—	4,114	—	4,114
Share-based compensation	—	—	9,936	—	—	—	—	9,936
Issuance of common stock	875,182	9	4,041	—	—	—	—	4,050
Repurchase of common stock	—	—	—	179,487	(7,775)	—	—	(7,775)

Balance October 31, 2021	61,364,015	$614	$545,168	13,021,714	$(603,745)	$(4,959)	$309,481	$246,559

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Thirty-Nine Weeks Ended October 30, 2022	Thirty-Nine Weeks Ended October 31, 2021
Cash flows from operating activities:
Net income	$97,990	$82,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	120,329	104,355
Non-cash interest expense	6,654	5,660
Impairment of long-lived assets	1,841	—
Deferred taxes	29,283	(6,191)
Loss on disposal of fixed assets	612	634
Loss on debt refinancing	1,479	2,829
Share-based compensation	11,481	9,936
Other, net	3,405	3,250
Changes in assets and liabilities, net of assets and liabilities acquired:
Inventories	(187)	(13,449)
Prepaid expenses	(1,802)	(498)
Income tax receivable	19,069	2,418
Other current assets	(5,991)	(870)
Other assets and deferred charges	951	(1,859)
Accounts payable	(30,486)	(3,419)
Accrued liabilities	43,410	19,069
Income taxes payable	105	(11)
Other liabilities	2,822	(6,346)

Net cash provided by operating activities:	300,965	198,498

Cash flows from investing activities:
Capital expenditures	(164,020)	(63,559)
Acquisition of a business, net of cash acquired	(818,678)	—
Proceeds from sales of property and equipment	802	550

Net cash used in investing activities:	(981,896)	(63,009)

Cash flows from financing activities:
Proceeds from debt	821,500	37,000
Payments of debt	(14,000)	(152,000)
Debt issuance costs and prepayment premiums	(17,748)	(1,650)
Proceeds from the exercise of stock options	5,992	4,050
Repurchases of common stock under share repurchase program	(25,015)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(7,497)	(7,775)

Net cash provided by (used in) financing activities:	763,232	(120,375)

Increase in cash and cash equivalents	82,301	15,114
Beginning cash and cash equivalents	25,910	11,891

Ending cash and cash equivalents	$108,211	$27,005

Supplemental disclosures of cash flow information:
Change in fixed asset accounts payable	$(2,064)	$6,314
Cash paid (refund received) for income taxes, net	$(20,174)	$16,043
Cash paid for interest, net	$33,348	$43,910
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
On June 29, 2022 (the “Closing Date”), the Company completed its previously announced acquisition (the “Main Event Acquisition” or “the Acquisition”) of 100% of the equity interests of Ardent Leisure US Holding Inc. (“Ardent US”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated April 6, 2022, by and among the Company, Ardent US, Delta Bravo Merger Sub, Inc, the Company’s wholly-owned subsidiary formed for the purpose of completing the transactions set forth in the Merger Agreement, for the limited purposes set forth therein, Ardent Leisure Group Limited (“Ardent”), and, for the limited purposes set forth therein, RB ME LP (“RedBird”) and RB ME Blocker, LLC, REB ME Series 2019 Investor Aggregator LP and RedBird Series 2019 GP
Co-Invest,
LP. Refer to Note 2,
Business Combinations
, for further details.
During the thirty-nine weeks ended October 30, 2022, the Company opened seven Dave & Buster’s branded stores located in Bakersfield, California, Long Beach, California, Lynwood, Washington, Sioux Falls, South Dakota, Brooklyn (Atlantic Center), New York, Modesto, California, and Augusta, Georgia, which includes three stores that opened during the thirteen weeks ended October 30, 2022. As of October 30, 2022, the Company owned and operated 151 Dave & Buster’s stores located in 41 states, Puerto Rico and one Canadian province as well as 49 Main Event and 3 The Summit stores (collectively referred to as “Main Event”), located in 17 states.
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
as filed with the SEC.
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the thirty-nine weeks ended October 30, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending January 29, 2023.
Cash and cash equivalents
— We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. A book overdraft of $16,673 is presented in “Accounts payable” in the Consolidated Balance Sheets as of January 30, 2022. There was no book overdraft as of October 30, 2022. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows.
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

The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and other current liabilities approximate fair value because of their short-term nature. The fair value of the Company’s interest rate swap was
determined based upon Level Two inputs which includes valuation models as reported by our counterparties and third-party valuation specialists. These valuation models are based on the present value of expected cash flows using forward rate curves. The fair value of our senior secured notes was $446,329 and $456,204 as of October 30, 2022 and January 30, 2022, respectively. The fair value of the Company’s term note was $927,943 as of October 30, 2022. The fair value of the Company’s debt is determined based on a discounted cash flow method, using a sector-specific yield curve based on market-derived, trade price data as of the measurement date, and is classified as a Level Two input within the fair value hierarchy.
The Company also measures certain
non-financial
assets (primarily property and equipment,
right-of-use
(“ROU”) assets, goodwill, tradenames, and other assets) at fair value on a non-recurring
basis in connection with its periodic evaluations of such assets for potential impairment. During the second quarter of fiscal 2022, an impairment of $1,841 was recognized related to Main Event’s corporate headquarters lease, which was abandoned, and was included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income. During the first and third quarters of fiscal 2022, there were no impairments recognized.
Interest rate swaps
— Effective February 28, 2019, the Company entered into three interest rate swap agreements to manage our exposure to interest rate movements on our variable rate credit facility. The notional amount of the swap agreements, which matured August 17, 2022, totaled $350,000 and the fixed rate of interest for all agreements was 2.47%. Effective April 14, 2020, the Company amended its existing credit facility agreement to obtain relief from its financial covenants, and as a result, the variable interest rate terms were modified to create an interest rate floor of 1.00%. Accordingly, the Company discontinued the hedging relationship as of April 14, 2020
(de-designation
date), and the Company reclassified the accumulated other comprehensive loss of $17,609 as of the de-designation
date into “Interest expense, net” using a straight-line approach over the remaining life of the originally designated hedging relationship. Effective June 16, 2022, one of the three interest rate swap agreements was terminated before maturity. As of October 30, 2022, there is no remaining unamortized balance to be reclassified. Effective with the de-designation,
any gain or loss on the derivatives was previously recognized in earnings in the period in which the change occurred. For the thirty-nine weeks ended October 30, 2022 and October 31, 2021, a gain of $679 and a loss of $92, respectively, were recognized, which are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.
The fair value of outstanding interest rate swap derivatives liability was $3,823 as of January 30, 2022, with no balance as of October 30, 2022 as the interest rate swap is no longer outstanding. The balance was previously included in “Accrued liabilities” in the Consolidated Balance Sheets. The following table summarizes the activity in accumulated other comprehensive loss related to our derivative instruments:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2022	October 31, 2021	October 3 0 , 2022	October 31, 2021
Loss reclassified or amortized into interest expense	$314	$1,886	$4,088	$(5,660)
Income tax effect	$(86)	$(515)	$(1,117)	$1,546
Revenue recognition
— Amusement revenues are primarily recognized upon utilization of game play credits on cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of amusement revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. During the thirteen and thirty-nine weeks ended October 30, 2022, we recognized revenue of approximately $7,800 and $38,600, respectively, related to the amount in deferred amusement revenue as of the end of fiscal 2021 (or as of the Closing Date of the Acquisition).
In jurisdictions where we do not have a legal obligation to remit unredeemed gift card balances to a legal authority, we recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirteen and thirty-nine weeks ended October 30, 2022, we recognized revenue of approximately $1,900 and $5,200 respectively, related to the amount in deferred gift card revenue as of the end of fiscal 2021 (or as of the Closing Date of the Acquisition), of which approximately $730 and $1,160, respectively, was breakage revenue.
Stockholders’ equity
— In our consolidated financial statements, the Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively, we withheld 165,920 and 179,487 shares of common stock to satisfy $7,497 and $7,775 of employees’ tax obligations, respectively.

Earnings per share
— Basic net income (loss) per share is computed by dividing net income available to common shareholders by the basic weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the diluted net income per share calculation. For the thirteen weeks ended October 30, 2022 and October 31, 2021, the Company excluded anti-dilutive awards from the calculation of approximately 322,284 and 236,279 respectively. For the thirty-nine weeks ended October 30, 2022, and October 31, 2021, the Company excluded anti-dilutive awards from the calculation of approximately 227,316 and 161,093, respectively. Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Basic weighted average shares outstanding	48,256,090	48,277,358	48,556,001	48,050,558
Weighted average dilutive impact of awards	483,913	1,006,145	617,863	1,206,711
Diluted weighted average shares outstanding	48,740,003	49,283,503	49,173,864	49,257,269
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
Note 2: Business Combinations
On June 29, 2022, the Company acquired Main Event for approximately $832,472 in net cash and contingent consideration. Dallas-based Main Event, which debuted in 1998, is also focused on food, drinks, and games, largely for the demographic target of families with young children. The acquisition is expected to put the Company in a strategic position for accelerated, profitable growth in both brands as well as create cost synergies with our Dave & Buster’s brand.
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
The acquisition has been accounted for using the acquisition method of accounting with assets acquired and liabilities assumed recorded at fair value, and the results of Main Event have been included in the accompanying financial statements from June 29, 2022, the date of acquisition. Acquisition transaction costs totaling approximately $12,800 were recorded in general and administrative expenses as incurred.
The following summarizes the purchase consideration paid, which consisted of cash consideration of $835,000 (adjusted for cash on hand, payment of certain Ardent US liabilities and other normal closing adjustments), resulting in gross cash consideration paid of $853,219.
The final cash consideration was subject to normal post-closing adjustments and was settled in the third quarter of 2022.

The components of the purchase price and net assets acquired in the Main Event Acquisition are as follows:

Amount
Gross cash consideration	$853,219
Contingent consideration (1)	13,794
Less: cash acquired	(34,541)

Total consideration paid	$832,472

Assets:
Current assets	16,820
Property and equipment	338,275
Operating lease right of use assets	282,742
Tradenames	99,200
Other assets and deferred charges	5,841
Liabilities:
Accounts payable	20,118
Current portion of operating lease liabilities	11,651
Accrued liabilities	41,977
Operating lease liabilities	321,074
Deferred tax liabilities	23,696
Other liabilities	6,273

Net assets acquired, excluding goodwill	$318,089

Goodwill	$514,383

(1)
The Company has an obligation to pay, in cash, an aggregate amount equal to any “Transaction Tax Benefits,” with respect to any taxable year of the Company after the Closing Date ending on or before December 31, 2028, including the current taxable year. Transaction Tax Benefits is generally defined as any reduction in the Company’s liabilities for U.S. federal and state income taxes due to the use of net operating losses generated prior to the Closing Date. The contingent consideration could range from $0 (if no Transaction Tax Benefits are achieved) to a cap, as defined in the Merger Agreement of approximately $14,600 (undiscounted) and will be paid to the selling shareholders in cash. The contingent consideration was initially valued based on the present value of the maximum amount provided in the Merger Agreement pending completion of the valuation analysis.

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
The preliminary fair values of acquisition-related intangible assets are as follows:

	Amount	Useful Life(Yrs)
Favorable/(unfavorable) lease contracts, net	$(2,866)	5-10
Tradenames	99,200	Indefinite

Total acquisition-related intangible assets	$96,334

Taxes
–
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
The following unaudited pro forma information provides the effect of the Main Event Acquisition as if the acquisition had occurred on February 1, 2021:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 31, 2021	10/30/2022	10/31/2021
Revenues	$398,912	$1,601,279	$1,240,263
Net income	$(7,395)	$86,740	$62,313
Main Event’s revenues attributable to the Company in the thirteen and thirty-nine weeks ended October 30, 2022, subsequent to the acquisition date, were $106,803 and $158,208, respectively. Main Event’s net income attributable to the Company in the thirteen and thirty-nine weeks ended October 30, 2022, subsequent to the acquisition date, were $780 and $6,448, respectively.
The historical consolidated financial information of the Company and Main Event has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the acquisition and related financing arrangements and are factually supportable.
Note 3: Goodwill and Intangible Assets, Net
Goodwill
— Goodwill is evaluated at the reporting unit level. Goodwill is not subject to amortization and is evaluated for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below carrying amount. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings. The Company is permitted to first assess qualitative factors to determine whether the quantitative goodwill impairment test is necessary. If the qualitative assessment results in a determination that the fair value is more likely than not less than carrying amount, the Company performs a quantitative goodwill impairment test. The Company may bypass the qualitative assessment in any period and proceed directly to the goodwill impairment test. The Company estimates fair value by using forecasts of discounted future cash flows and peer market multiples. The Company would record an impairment charge based on the excess of the carrying amount over fair value (limited to the amount of goodwill). The Company determined that no impairments existed in periods reflected. The carrying amount of goodwill is impacted by foreign currency translation adjustments.
The changes in the carrying amount of goodwill during fiscal 2022 and fiscal 2021 are as follows:

Balance at January 31, 2021	$272,597
Currency adjustment	—
Balance at January 30, 2022	272,597
Currency adjustment	68
Acquisition of Main Event	514,383

Balance at October 30, 2022	$787,048

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
The net carrying amount of intangibles are as follows:

	October 30, 2022			January 30, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Favorable/unfavorable lease contracts, net	$(2,866)	$212	$(2,654)	$—	$—	$—
Tradenames (indefinite lived)	$178,200	N/A	N/A	$79,000	N/A	N/A
The following table summarizes the estimated amortization of our net unfavorable lease contracts as of October 30, 2022:

Remainder of 2022	$159
2023	$636
2024	$636
2025	$636
2026	$636
Thereafter	$49
Note 4: Accrued Liabilities
Accrued liabilities consist of the following as of the end of each period:

	October 30, 2022	January 30, 2022
Deferred amusement revenue	$108,417	$92,961
Current portion of operating lease liabilities, net (1)	59,682	45,445
Compensation and benefits	47,939	27,447
Deferred gift card revenue	15,394	11,855
Property taxes	16,438	6,450
Occupancy costs	11,690	20,575
Accrued interest	22,998	8,629
Sales and use taxes	9,800	4,465
Customer deposits	14,137	3,471
Utilities	7,189	5,262
Current portion of long-term insurance	6,700	5,700
Other	18,870	16,233

Total accrued liabilities	$339,254	$248,493

(1)
The balance of leasehold incentive receivables of $11,274 and $10,064 as of October 30, 2022 and January 30, 2022, respectively, is reflected as a reduction of the current portion of operating lease liabilities.

Note 5: Leases
We currently lease most of the buildings or sites for our stores, store support center, and warehouse space under facility operating leases. These leases typically have initial terms ranging from ten to twenty years and include one or more options to renew. When determining the lease term, we include option periods for which renewal is reasonably certain. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating leases also include certain equipment leases that have a term in excess of one year. Certain facility leases also have provisions for additional contingent rentals based on revenues.
During fiscal
 2020 and the first half of fiscal 2021, the Company entered into rent relief agreements with our respective landlords. The Company elected to apply an available practical expedient to account for lease concessions and deferrals resulting directly from the
COVID-19
pandemic as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and not account for the concessions as lease modifications unless the concession results in a substantial increase in the Company’s obligations. The majority of rent relief agreements qualified for this accounting election, and the remaining agreements were treated as lease modifications, primarily due to a significant extension of the lease term. The Company has bifurcated our current operating lease liabilities into the portion that remains subject to accretion and the portion that is accounted for as a deferral of payments. The current portion of deferred occupancy costs is included in “Accrued liabilities” and the balance, or $3,994 and $8,434 as of October 30, 2022, and January 30, 2022, respectively, is included in “Other liabilities” in the Consolidated Balance Sheets.
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
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/30/2022	10/31/2021	10/30/2022	10/31/2021
Operating lease cost	$46,107	$33,915	$119,713	$100,506
Variable lease cost	9,328	7,862	28,198	22,492
Short-term lease cost	460	121	772	431
Future minimum lease payments on operating lease liabilities were as follows as of October 30, 2022, by fiscal year:

Remainder of 2022	$35,717
2023	191,775
2024	192,162
2025	193,349
2026	194,597
Thereafter	1,799,995

Total future operating lease liability	$2,607,595
Less: interest	(952,729)

Present value of operating lease liabilities	$1,654,866

Operating lease payments in the table above includes minimum lease payments for future sites for which the leases have commenced. Operating lease payments exclude approximately $207,000 of minimum lease payments for twelve executed f ac
ility leases which have not yet commenced.

Note 6: Debt
Long-term debt consists of the following:

	October 30, 2022	January 30, 2022
Senior secured notes	$440,000	$440,000
Term loan	850,000	—

Total debt outstanding	1,290,000	440,000
Current portion	(8,500)	—
Original issue discount on term loan	(40,456)	—
Debt issuance costs	(18,836)	(8,605)

Long-term debt	$1,222,208	$431,395

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
In
 connection with the closing of the Main Event Acquisition on June 29, 2022, D&B Inc entered into a senior secured credit agreement, which refinanced the $500,000 existing revolving facility, extended the maturity date to June 29, 2027, and added a new term loan facility in the aggregate principal amount of $850,000, with a maturity date of June 29, 2029 (“Credit Facility”). The proceeds of the term loan, net of an original issue discount of $42,500, were used to pay the consideration for the Acquisition. The revolving credit facility can expire before the stated maturity date if the aggregate outstanding principal amount of the Notes exceeds $100,000 ninety-one
days prior to November 1, 2025. A portion of the revolving facility not to exceed $35,000 is available for the issuance of letters of credit. At the end of the third quarter of fiscal 2022, we had letters of credit outstanding of $8,905 and an unused commitment balance of $491,095 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400,000 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.
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
Amortization of debt issuance costs and original issue discount was $2,882 and $5,477 for the thirteen and thirty-nine weeks ended October 30, 2022, and $1,070 and $3,275 for the thirteen and thirty-nine weeks ended October 31, 2021, respectively, and is included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income. For the thirty-nine weeks ended October 30, 2022, and October 31, 2021, the Company’s weighted average effective interest rate on our total debt facilities (before capitalized interest amounts)
was 9.5% and 10.3%, respectively. During the second quarter of fiscal 2022, the Company recognized a loss of $1,479, related to the write off of unamortized debt issuance costs associated with exiting creditors of the refinanced revolving facility.

Our
debt
agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined, as of the end of each fiscal quarter, beginning with the Company’s first full fiscal quarter after the Closing Date. We were in compliance with our covenants and the terms of our debt agreements as
of October 30, 2022.
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

Accordingly, the ultimate costs of resolving these cases may be substantially higher or lower than estimated. The Company continues to aggressively defend these cases.
Note 8: Share-Based Compensation
Our compensation expense related to share-based compensation was as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
General and administrative expenses	$3,228	$3,778	$11,481	$9,936
Our share-based compensation award activity during the thirty-nine weeks ended October 30, 2022 were as follows:

($ in 000s)	Options	Restricted Stock Units	Total
Outstanding at January 30, 2022	1,006,933	922,799	1,929,732
Granted	513,420	1,640,283	2,153,703
Exercised	(175,699)	—	(175,699)
Performance adjusted units	n/a	45,712	45,712
RSU vestings	n/a	(541,476)	(541,476)
Forfeited	(26,166)	(127,626)	(153,792)

Outstanding at October 30, 2022	1,318,488	1,939,692	3,258,180

Remaining unrecognized compensation expense	$9,363	$51,145	$60,508
Fair value of our time-based and performance-based restricted stock units is based on our closing stock price on the date of grant. The grant date fair value of stock options was determined using the Black-Scholes option valuation model. The grant date fair value of performance-based awards with market conditions was determined using the Monte Carlo valuation model. The unrecognized expense will all be substantially recognized through the end of fiscal 2025.

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
During the third quarter of fiscal 2022, the Company granted certain options, time-based, performance-based, and market-based restricted stock units to its executive officers and other senior executives. The fair value of these grants was approximately $
27,500
and the majority of these awards will vest over five years, but the market-based restricted stock units can vest earlier if the targets are achieved prior to that time. As a result, the requisite service period for such grants was determined to be less than the explicit service period.
During the thirty-nine weeks ended October 30, 2022 and October 31, 2021, excess tax expense (benefit) of $(2,108) and $(6,034), respectively, were recognized in the “Provision for income taxes” in the Consolidated Statement of Comprehensive Income and classified as a source in operating activities in the Consolidated Statement of Cash Flows.
Note 9: Income Taxes
The effective tax rate for the thirty-nine weeks ended October 30, 2022, was 22.8%, compared to 13.4% for the thirty-nine weeks ended October 31, 2021. The previous year tax provision includes higher excess tax benefits associated with share-based compensation and credits associated with the reversal of certain tax valuation allowances.
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

Recent Events

On June 29, 2022, the Company completed its previously announced Main Event Acquisition. As of October 30, 2022, there were 49 family entertainment centers under the name Main Event and 3 family entertainment centers under the name The Summit (collectively referred to as “Main Event”), operating in 17 states. Refer to Note 2, Business Combinations, to the Unaudited Consolidated Financial Statements for further details.

Quarterly Financial Highlights

•

Third quarter revenue of $481,206 increased 51.3% from the third quarter of 2021 and increased 60.7% from the third quarter of 2019. Main Event branded stores contributed $106,803 of revenue during the quarter.

•	Comparable sales at Dave & Buster’s branded stores increased 13.8% compared with the same period in 2021 and 13.6% compared with the same period in 2019.

•

Net income totaled $1,918, or 4 cents per diluted share, compared with net income of $10,585, or 21 cents per diluted share in the third quarter of 2021 and net income of $482, or 2 cents per diluted share in the third quarter of 2019. Net income in the third quarter of fiscal 2022 was impacted by $4,029 of incremental acquisition and integration costs related to the Main Event Acquisition.

•	Adjusted EBITDA of $89,973 increased 31.9% from the third quarter of 2021 and increased 94.4% from the third quarter of 2019.

•	Ended the quarter with $108,211 in cash and $491,095 of liquidity available under the Company’s revolving credit facility.

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

Key Measures of Our Performance

We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance. These measures include:

Comparable store sales. Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the fiscal year and excluding stores permanently closed during the period. Due to the limitations of store operations during the COVID-19 pandemic, the comparable store base for fiscal 2022 is defined as stores open for a full 18 months before the beginning of fiscal 2020 and excludes two stores that the Company elected not to reopen after they were closed in March 2020 due to local operating limitations and one store in Cary, North Carolina that was closed and relocated during the fourth quarter of fiscal 2021. For the first through third quarter of fiscal 2022, our comparable store base consisted of 113 stores. Our Main Event stores were not included in comparable store sales for the thirteen and thirty-nine weeks ended October 30, 2022.

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. For the thirty-nine weeks ended October 30, 2022, we opened seven new Dave & Buster’s stores.

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

Presentation of Operating Results

We operate on a 52 or 53-week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. All references to the third quarter of 2022 relate to the 13-week period ended October 30, 2022. All references to the third quarter of 2021 relate to the 13-week period ended October 31, 2021. All references to the third quarter of 2019 relate to the 13-week period ended November 3, 2019. Fiscal 2022, fiscal 2021 and fiscal 2019 consist of 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.

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

Thirteen Weeks Ended October 30, 2022 Compared to Thirteen Weeks Ended October 31, 2021

Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	October 30, 2022		October 31, 2021
Food and beverage revenues	$165,855	34.5%	$107,747	33.9%
Amusement and other revenues	315,351	65.5	210,229	66.1

Total revenues	481,206	100.0	317,976	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	48,939	29.5	30,082	27.9
Cost of amusement and other (as a percentage of amusement and other revenues)	27,316	8.7	22,531	10.7

Total cost of products	76,255	15.8	52,613	16.5
Operating payroll and benefits	125,919	26.2	78,995	24.8
Other store operating expenses	163,846	34.0	103,322	32.5
General and administrative expenses	32,777	6.8	22,104	7.0
Depreciation and amortization expense	48,427	10.1	34,381	10.8
Pre-opening costs	3,874	0.8	2,092	0.7

Total operating costs	451,098	93.7	293,507	92.3

Operating income	30,108	6.3	24,469	7.7
Interest expense, net	28,374	5.9	13,423	4.2
Loss on debt extinguishment / refinancing	—	—	2,829	0.9

Income before provision for income taxes	1,734	0.4	8,217	2.6
Benefit for income taxes	(184)	—	(2,368)	(0.7)

Net income	$1,918	0.4%	$10,585	3.3%

Change in comparable store sales (1)		13.8%		189.3%
Comparable stores at end of period (1)		113		114
Company-owned stores at end of period (1)		203		143

(1)

Our comparable store count as of the end of the third quarter of fiscal 2022 excludes a store in Cary, North Carolina, which was closed and relocated during the fourth quarter of fiscal 2021. Company-owned stores as of October 30, 2022, include 52 Main Event stores, which were acquired on June 29, 2022. These stores are not considered comparable stores.

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	October 30, 2022		October 31, 2021
Net income	$1,918	0.4%	$10,585	3.3%
Interest expense, net	28,374		13,423
Loss on debt extinguishment / refinancing	—		2,829
Benefit for income taxes	(184)		(2,368)
Depreciation and amortization expense	48,427		34,381

EBITDA	78,535	16.3%	58,850	18.5%
Loss on asset disposal	242		377
Impairment of long-lived assets	—		—
Share-based compensation	3,228		3,778
Pre-opening costs	3,874		2,092
Other costs (1)	4,094		3,112

Adjusted EBITDA	$89,973	18.7%	$68,209	21.5%

(1)

Includes $4,029 in costs related to the acquisition and integration of Main Event for the thirteen weeks ended October 30, 2022 and approximately $3,100 of severance costs for the thirteen weeks ended October 31, 2021. Refer to Note 2 of the Unaudited Consolidated Financial Statements for more information.

Store Operating Income Before Depreciation and Amortization

The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks		Thirteen Weeks
	Ended		Ended
	October 30, 2022		October 31, 2021
Operating income	$30,108	6.3%	$24,469	7.7%
General and administrative expenses	32,777		22,104
Depreciation and amortization expense	48,427		34,381
Pre-opening costs	3,874		2,092

Store Operating Income Before Depreciation and Amortization	$115,186	23.9%	$83,046	26.1%

Capital Additions

The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	October 30, 2022	October 31, 2021
New store and operating initiatives	$44,524	$20,616
Games	2,893	195
Maintenance capital	9,455	8,402

Total capital additions	$56,872	$29,213

Payments from landlords	$20,625	$5,717

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

On June 29, 2022, the Company completed the Main Event Acquisition, acquiring 49 Main Event and 3 The Summit stores.

Selected revenue and store data for the periods indicated are as follows:

	Thirteen Weeks Ended
	October 30, 2022	October 31, 2021	Change
Total revenues	$481,206	$317,976	$163,230
Total store operating weeks	2,616	1,854	762
Comparable store revenues	$293,416	$257,732	$35,684
Comparable store operating weeks	1,469	1,469	—
Noncomparable store revenues—Dave & Buster’s	$81,386	56,830	$24,556
Noncomparable store operating weeks—Dave & Buster’s	471	385	86
Noncomparable store revenues—Main Event	106,803	—	106,803
Noncomparable store operating weeks—Main Event	676	—	676
Other revenues and deferrals—Dave & Buster’s	$(399)	$3,414	$(3,813)

Total revenues increased $163,230, or 51.3%, to $481,206 in the third quarter of fiscal 2022 compared to total revenues of $317,976 in the third quarter of fiscal 2021. The increase in revenue is primarily attributable to $106,803 in revenue from our Main Event stores, and a 13.8% increase in comparable store sales. The table below represents our revenue mix for the fiscal periods indicated. The shift in mix from amusement sales to food and beverage sales is due, in part, to increased special events, and food price increases effective midway through the third quarter of fiscal 2021.

	Thirteen Weeks Ended
	October 30, 2022	October 31, 2021
Food sales	23.5%	22.7%
Beverage sales	11.0%	11.2%
Amusement sales	64.3%	65.5%
Other	1.2%	0.6%

Comparable store revenue increased $35,686 or 13.8%, in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021, due to the reasons noted above, including a 0.2% increase in comparable store operating weeks. Comparable store sales in the third quarter of fiscal 2022 increased 13.6% compared to the third quarter of fiscal 2019.

Food sales at comparable stores increased by $11,998, or 20.2%, to $71,518 in the third quarter of fiscal 2022 from $59,520 in the third quarter of fiscal 2021. Beverage sales at comparable stores increased by $4,093, or 13.7%, to $33,930 in the third quarter of fiscal 2022 from $29,837 in the 2021 comparison period. Comparable store amusement and other revenues in the third quarter of fiscal 2022 increased by $19,595, or 11.6%, to $187,968 from $168,373 in the comparable period of fiscal 2021.

Dave & Buster’s non-comparable store revenue increased $24,556 in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021, for the same reasons noted above, including 86 more store operating weeks.

Cost of products

The total cost of products was $76,255 for the third quarter of fiscal 2022 and $52,613 for the third quarter of fiscal 2021. The total cost of products as a percentage of total revenues decreased to 15.8% for the third quarter of fiscal 2022 compared to 16.5% for the third quarter of fiscal 2021.

Cost of food and beverage products increased to $48,939 compared to $30,082 for the third quarter of fiscal 2021. Cost of food and beverage products, as a percentage of food and beverage revenues, increased to 29.5% for the third quarter of fiscal 2022 from 27.9% for the third quarter of fiscal 2021. The unfavorable impacts of commodity cost increases primarily in grocery products during the third quarter of fiscal 2022 were partially offset by poultry cost decreases and food price increases.

Cost of amusement and other increased to $27,316 in the third quarter of fiscal 2022 compared to $22,531 in the third quarter of fiscal 2021. The costs of amusement and other, as a percentage of amusement and other revenues, decreased to 8.7% for the third quarter of fiscal 2022 from 10.7% in the third quarter of fiscal 2021. This decrease was driven primarily by a change in prices at the game level implemented late in fiscal 2021 and lower amusement product costs.

Operating payroll and benefits

Total operating payroll and benefits increased by $46,924 to $125,919 in the third quarter of fiscal 2022 compared to $78,995 in the third quarter of fiscal 2021. Total operating payroll and benefits for the third quarter of fiscal 2022 included approximately $34,529 of payroll and benefits from our Main Event stores. The total cost of operating payroll and benefits as a percentage of total revenues was 26.2% in the third quarter of fiscal 2022 compared to 24.8% in the third quarter of fiscal 2021. This increase is primarily due to an hourly wage rate increase, partially offset by lower incentive compensation as the third quarter of fiscal 2021 included referral and retention incentives.

Other store operating expenses

Other store operating expenses increased by $60,524, or 58.6%, to $163,846 in the third quarter of fiscal 2022 compared to $103,322 in the third quarter of fiscal 2021. The increase is primarily due to the addition of $35,149 of operating costs related to our Main Event stores, the impact of new Dave & Buster’s store openings, utilities, maintenance, higher security cost, cleaning services and higher marketing spend. Other store operating expense as a percentage of total revenues increased to 34.0% in the third quarter of fiscal 2022 compared to 32.5% in the third quarter of fiscal 2021. This increase in basis points was due primarily to increased security costs, cleaning services, and higher marketing spend.

General and administrative expenses

General and administrative expenses increased by $10,673 to $32,777 in the third quarter of fiscal 2022 compared to $22,104 in the third quarter of fiscal 2021. The increase in general and administrative expenses was driven primarily by $4,029 of transaction and integration costs related to the Main Event Acquisition, and higher payroll and incentive compensation, including the addition of Main Event store support center personnel. General and administrative expenses as a percentage of total revenues decreased to 6.8% in the third quarter of fiscal 2022 compared to 7.0% in the third quarter of fiscal 2021 due primarily to sales leverage.

Depreciation and amortization expense

Depreciation and amortization expense increased to $48,427 in the third quarter of fiscal 2022 compared to $34,381 in the third quarter of fiscal 2021, primarily due to the addition of Main Event.

Pre-opening costs

Pre-opening costs increased by $1,782 to $3,874 in the third quarter of fiscal 2022 compared to $2,092 in the third quarter of fiscal 2021 due largely to an increase in the number of new Dave & Buster’s store openings compared to the same time period of the previous year and due to $772 of pre-opening costs related to Main Event stores.

Interest expense, net

Interest expense, net increased by $14,951 to $28,374 in the third quarter of fiscal 2022 compared to $13,423 in the third quarter of fiscal 2021 due primarily to an increase in average outstanding debt.

Provision for income taxes

The effective tax rate for the third quarter of fiscal 2022 was a benefit of 10.6%, compared to a benefit of 28.8% for the third quarter of fiscal 2021. The previous quarter tax provision includes higher excess tax benefits associated with share-based compensation and credits associated with the reversal of certain tax valuation allowances.

Thirty-nine Weeks Ended October 30, 2022 Compared to Thirty-nine Weeks Ended October 31, 2021

Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirty-Nine Weeks		Thirty-Nine Weeks
	Ended		Ended
	October 30, 2022		October 31, 2021
Food and beverage revenues	$474,762	33.9%	$316,511	32.9%
Amusement and other revenues	925,904	66.1	644,443	67.1

Total revenues	1,400,666	100.0	960,954	100.0
Cost of food and beverage (as a percentage of food and beverage revenues)	138,655	29.2	86,366	27.3
Cost of amusement and other (as a percentage of amusement and other revenues)	83,157	9.0	63,729	9.9

Total cost of products	221,812	15.8	150,095	15.6
Operating payroll and benefits	332,954	23.8	209,897	21.8
Other store operating expenses	430,711	30.7	292,883	30.5
General and administrative expenses	98,784	7.1	57,665	6.0
Depreciation and amortization expense	120,329	8.6	104,355	10.9
Pre-opening costs	10,784	0.8	5,427	0.6

Total operating costs	1,215,374	86.8	820,322	85.4

Operating income	185,292	13.2	140,632	14.6
Interest expense, net	56,883	4.0	41,971	4.3
Loss on debt extinguishment / refinancing	1,479	0.1	2,829	0.3

Income before provision for income taxes	126,930	9.1	95,832	10.0
Provision for income taxes	28,940	2.1	12,842	1.4

Net income	$97,990	7.0%	$82,990	8.6%

Change in comparable store sales (1)		26.2%		195.8%
Comparable stores at end of period (1)		113		114
Company-owned stores at end of period (1)		203		143

(1)

Our comparable store count as of the end of the third quarter of fiscal 2022 excludes a store in Cary, North Carolina, which was closed and relocated during the fourth quarter of fiscal 2021. Company-owned stores as of October 30, 2022, includes 52 Main Event stores, which were acquired on June 29, 2022. These stores are not considered comparable stores.

Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA

The following table reconciles (in dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirty-Nine Weeks		Thirty-Nine Weeks
	Ended		Ended
	October 30, 2022		October 31, 2021
Net income	$97,990	7.0%	$82,990	8.6%
Interest expense, net	56,883		41,971
Loss on debt extinguishment / refinancing	1,479		2,829
Provision for income taxes	28,940		12,842
Depreciation and amortization expense	120,329		104,355

EBITDA	305,621	21.8%	244,987	25.5%
Loss on asset disposal	612		634
Impairment of long-lived assets	1,841		—
Share-based compensation	11,481		9,936
Pre-opening costs	10,784		5,427
Other costs (1)	22,431		3,082

Adjusted EBITDA	$352,770	25.2%	$264,066	27.5%

(1)	Includes $22,299 in costs related to the acquisition and integration of Main Event. Refer to Note 2 of the Unaudited Consolidated Financial Statements for more information.

Store Operating Income Before Depreciation and Amortization

The following table reconciles (in dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirty-Nine Weeks		Thirty-Nine Weeks
	Ended		Ended
	October 30, 2022		October 31, 2021
Operating income	$185,292	13.2%	$140,632	14.6%
General and administrative expenses	98,784		57,665
Depreciation and amortization expense	120,329		104,355
Pre-opening costs	10,784		5,427

Store Operating Income Before Depreciation and Amortization	$415,189	29.6%	$308,079	32.1%

Capital Additions

The table below reflects accrual-based capital additions. Capital additions do not include any reductions for Payments from landlords.

	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended
	October 30, 2022	October 31, 2021
New store and operating initiatives	$116,671	$40,372
Games	22,231	12,809
Maintenance capital	23,028	16,692

Total capital additions	$161,930	$69,873

Payments from landlords	$28,553	$7,802

Results of Operations

Revenues

On June 29, 2022, the Company completed the Main Event Acquisition, acquiring 49 Main Event and 3 The Summit stores.

Selected revenue and store data for the periods indicated are as follows:

	Thirty-Nine Weeks Ended
	October 30, 2022	October 31, 2021	Change
Total revenues	$1,400,666	$960,954	$439,712
Total store operating weeks	6,663	5,304	1,359
Comparable store revenues	$995,860	$789,143	$206,717
Comparable store operating weeks	4,407	4,204	203
Noncomparable store revenues—Dave & Buster’s	$255,259	184,492	$70,767
Noncomparable store operating weeks—Dave & Buster’s	1,320	1,100	220
Noncomparable store revenues—Main Event	$158,208	—	$158,208
Noncomparable store operating weeks—Main Event	936	—	936
Other revenues and deferrals—Dave & Buster’s	$(8,661)	$(12,682)	$4,021

Total revenues increased $439,712 to $1,400,666 in the thirty-nine weeks ended October 30, 2022, compared to total revenues of $960,954 in the thirty-nine weeks ended October 31, 2021. The increase in revenue is attributable to an additional 423 new Dave & Buster’s store operating weeks, and a 26.2% increase in comparable store sales compared to the same period of the previous year, when some of our stores remained temporarily closed as a result of the COVID-19 pandemic, and the removal of local COVID-19 related operating restrictions on re-opened stores. The increase was also driven by $158,208 in revenue from our Main Event stores. The table below represents our revenue mix for the fiscal periods indicated. The shift in mix from amusement sales to food and beverage sales is due, in part, to increased special events, and food price increases effective midway through the third quarter of fiscal 2021.

	Thirty-Nine Weeks Ended
	October 30, 2022	October 31, 2021
Food sales	23.1%	22.4%
Beverage sales	10.8%	10.5%
Amusement sales	65.3%	66.7%
Other	8.0%	0.3%

Comparable store revenue increased $206,717 or 26.2%, in the thirty-nine weeks ended October 30, 2022, compared to the comparable period of fiscal 2021, due to the reasons noted above, including a 4.8% increase in comparable store operating weeks. Comparable store sales in the thirty-nine weeks ended October 30, 2022, increased 11.2% compared to the comparable period of fiscal 2019.

Food sales at comparable stores increased by $57,676 to $233,378 in the thirty-nine weeks ended October 30, 2022, from $175,702 in the comparable period of fiscal 2021. Beverage sales at comparable stores increased by $27,038 to $110,983 in the thirty-nine weeks ended October 30, 2022, from $83,945 in the comparable period of 2021. Comparable store amusement and other revenues in the thirty-nine weeks ended October 30, 2022, increased by $122,000 to $651,498 from $529,496 in the comparable period of fiscal 2021.

Non-comparable Dave & Buster’s store revenue increased $70,767 in the thirty-nine weeks ended October 30, 2022, compared to the comparable period of fiscal 2021, for the same reasons noted above, including 220 more store operating weeks.

Cost of products

The total cost of products was $221,812 for the thirty-nine weeks ended October 30, 2022, and $150,095 for the comparable period of fiscal 2021. The total cost of products as a percentage of total revenues increased to 15.8% for the thirty-nine weeks ended October 30, 2022, compared to 15.6% for the comparable period of fiscal 2021.

Cost of food and beverage products increased to $138,655 compared to $86,366 for the comparable period of fiscal 2021. Cost of food and beverage products, as a percentage of food and beverage revenues, increased to 29.2% for the thirty-nine weeks ended October 30, 2022, from 27.3% for the comparable period of fiscal 2021. The increase was due to unfavorable impacts of commodity cost increases, primarily in meat and dairy products, during the first thirty-nine weeks of fiscal 2022, and were partially offset by food price increases.

Cost of amusement and other increased to $83,157 in the thirty-nine weeks ended October 30, 2022, compared to $63,729 in the comparable period of fiscal 2021. The costs of amusement and other, as a percentage of amusement and other revenues, decreased to 9.0% for the thirty-nine weeks ended October 30, 2022, from 9.9% in the comparable period of fiscal 2021. This decrease was driven primarily by a change in prices at the game level implemented late in fiscal 2021.

Operating payroll and benefits

Total operating payroll and benefits increased by $123,057 to $332,954 in the thirty-nine weeks ended October 30, 2022, compared to $209,897 in the comparable period of fiscal 2021. The total cost of operating payroll and benefits as a percentage of total revenues was 23.8% in the thirty-nine weeks ended October 30, 2022, compared to 21.8% in the comparable period of fiscal 2021. This increase is primarily due to an hourly wage rate increase and an increase in labor hours worked as open positions were filled, partially offset by lower incentive compensation costs as fiscal 2021 included referral and retention incentives.

Other store operating expenses

Other store operating expenses increased by $137,828 to $430,711 in the thirty-nine weeks ended October 30, 2022, compared to $292,883 in the comparable period of fiscal 2021. The increase is primarily due to higher utilities, supplies, maintenance, marketing, and other services as well as $47,920 of costs related to Main Event. Other store operating expense as a percentage of total revenues increased to 30.7% in the thirty-nine weeks ended October 30, 2022, compared to 30.5% in the comparable period of fiscal 2021. This increase was due primarily to the reasons noted above.

General and administrative expenses

General and administrative expenses increased by $41,119 to $98,784 in the thirty-nine weeks ended October 30, 2022, compared to $57,665 in the comparable period of fiscal 2021. The increase in general and administrative expenses was driven primarily by $22,299 of transaction and integration costs related to the Main Event Acquisition, $1,841 impairment of the existing Main Event corporate office right-of-use operating lease asset, and higher payroll and incentive compensation expense. General and administrative expenses, as a percentage of total revenues increased to 7.1% in the thirty-nine weeks ended October 30, 2022 compared to 6.0% in the comparable period of fiscal 2021 due to the reasons noted above.

Depreciation and amortization expense

Depreciation and amortization expense increased to $120,329 in the thirty-nine weeks ended October 30, 2022, compared to $104,355 in the comparable period of fiscal 2021, primarily due to the addition of the Main Event. Incremental depreciation for Main Event was partially offset by a net decrease in depreciation expense at Dave & Buster’s stores as the impact of assets reaching the end of their depreciable lives exceeded expense increases due to recent capital expenditures for new stores, operating initiatives, games, and maintenance capital.

Pre-opening costs

Pre-opening costs increased by $5,357 to $10,784 in the thirty-nine weeks ended October 30, 2022, compared to $5,427 in the comparable period of fiscal 2021 due primarily to an increase in the number of new Dave & Buster’s store openings compared to the same time period of the previous year.

Interest expense, net and loss on debt refinancing

Interest expense, net increased by $14,912 to $56,883 in the thirty-nine weeks ended October 30, 2022 compared to $41,971 in the comparable period of fiscal 2021 as a result of the acquisition-related debt incurrence of $850,000. In connection with the June 29, 2022 debt refinancing, the Company recorded a loss of $1,479, which is explained in Note 6 to the Consolidated Financial Statements.

Provision for income taxes

The effective tax rate for the thirty-nine weeks ended October 30, 2022 was 22.8%, compared to 13.4% for the comparable period of fiscal 2021. The previous year tax provision includes higher excess tax benefits associated with share-based compensation and credits associated with the reversal of certain tax valuation allowances.

Liquidity and Capital Resources

Debt

In connection with the closing of the Main Event Acquisition on June 29, 2022, D&B Inc entered into a senior secured credit agreement, which refinanced the $500,000 existing revolving facility, extended the maturity date to June 29, 2027, and added a new term loan facility in the aggregate principal amount of $850,000, with a maturity date of June 29, 2029 (“Credit Facility”). The proceeds of the term loan, net of an original issue discount of $42,500, were used to pay the consideration for the Acquisition. The revolving credit facility can expire before the stated maturity date if the aggregate outstanding principal amount of the Notes exceeds $100,000 ninety-one days prior to November 1, 2025. A portion of the revolving facility not to exceed $35,000 is available for the issuance of letters of credit. At the end of the third quarter of fiscal 2022, we had letters of credit outstanding of $8,905 and an unused commitment balance of $491,095 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400,000 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.

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

Amortization of debt issuance costs and original issue discount was $2,882 and $5,477 for the thirteen and thirty-nine weeks ended October 30, 2022, and $1,070 and $3,275 for the thirteen and thirty-nine weeks ended October 31, 2021, respectively, and is included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income. For the thirty-nine weeks ended October 30, 2022, and October 31, 2021, respectively, the Company’s weighted average effective interest rate on our total debt facilities (before capitalized interest amounts) was 9.5% and 10.3%, respectively. During the second quarter of fiscal 2022, the Company recognized a loss of $1,479, related to the write off of unamortized debt issuance costs associated with exiting creditors of the refinanced revolving facility.

Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined, as of the end of each fiscal quarter, beginning with the first full fiscal quarter after the Closing Date. We were in compliance with the covenants and terms of our debt agreements as of October 30, 2022 and expect to remain in compliance through the end of fiscal 2022.

Dividends and Share Repurchases

On December 6, 2021, our Board of Directors approved a share repurchase program with an authorization limit of $100,000, expiring at the end of fiscal 2022. During the third quarter of fiscal 2022, the Company did not make any share repurchases under this program. The approximate dollar value of shares that may be repurchased under the plan as of October 30, 2022, is $74,985. There were no dividends declared during the thirty-nine weeks ended October 30, 2022. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.

Cash and Cash Equivalents

As of October 30, 2022, the Company had cash and cash equivalents of $108,211. The Company can operate with a working capital deficit because cash from sales is usually received before related liabilities for product supplies, labor and services become due. Our operations do not require significant inventory or receivables and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as noncurrent assets and not a part of working capital. Based on our current business plan, we believe our cash and cash equivalents combined with expected cash flows from operations, available borrowings under our revolving credit facility and expected payments from landlords should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our capital allocation strategy, including capital expenditures, through at least the next twelve months.

A comparison of our cash flow activity for the first three quarters of fiscal 2022 to the same period of fiscal 2021 follows.

Operating Activities — Cash flow from operations typically provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, employee compensation, operations, and occupancy costs. Cash from operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of cash receipts and payments, and vendor payment terms. Cash flow from operating activities increased approximately $97,000 in the thirty-nine weeks ended October 30, 2022 compared to the thirty-nine weeks ended October 31, 2021 driven primarily by 423 more store weeks for Dave & Busters, 936 store weeks for Main Event, and the receipt of a federal tax refund in the amount of approximately $33,200. These increases in cash flow from operating activities were offset by the payment of acquisition and integration costs of approximately $22,300.

Investing Activities — Cash flow from investing activities primarily reflects the Main Event Acquisition for cash consideration of approximately $819,000, which is net of cash acquired of approximately $34,000. During the thirty-nine weeks ended October 30, 2022, the Company spent approximately $114,600 for new store construction and operating improvement initiatives ($86,000 net of payments from landlords), $22,200 for game refreshment and $27,200 for maintenance capital.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations since January 30, 2022, as reported on Form 10-K filed with the SEC on March 29, 2022 other than as related to the acquisition of Main Event.

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

Business combinations — The Main Event Acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involved the allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimated fair values as of the date of the acquisition. The determination of the fair value of tangible and intangible assets, which represent a significant portion of the purchase price, requires the use of significant judgment with regard to (i) the fair value and (ii) whether such acquired intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The Company estimates the fair value of acquisition-related tangible and intangible assets principally based on Replacement Cost New and the Relief from Royalty methods, which include estimates of projected future EBITDA, long-term growth rate, discount rate and royalty rate. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Refer to Note 2 to the Unaudited Consolidated Financial Statements for additional information about our recent business combination.

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

Interest Rate Risk

In the second quarter of fiscal 2022, the Company elected SOFR as the alternative base rate for outstanding borrowings on the Credit Facility, which is based on variable rates. As of October 30, 2022, there was no balance outstanding on our revolving facility, and an outstanding balance of $850,000 on the term loan facility.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. As discussed in Note 2 to our Unaudited Consolidated Financial Statements set forth in Part 1 of this report, we acquired Main Event on June 29, 2022. Main Event constitutes approximately 35% of total assets and approximately 11.3% of total revenues of the consolidated financial statement amounts as of and for the thirty-nine weeks ended October 30, 2022. As the Main Event Acquisition occurred in the second quarter of 2022 and they were not previously governed by the Exchange Act Rules 13a-15(f) and 15d-15(f)), we excluded Main Event’s internal control over financial reporting from our assessment of the effectiveness of disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third quarter ended October 30, 2022. The Main Event Acquisition had a material impact on internal control over financial reporting. The Company intends to take a period of time to incorporate the impact of the transaction into its evaluation of internal control over financial reporting. As such, we will exclude the internal control over financial reporting of Main Event from our evaluation of internal control over financial reporting for the year ending January 29, 2023.

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

Item 2.	Unregistered Sales of Equity Securities

Information regarding repurchase of our common stock, in thousands, except share amounts, during the thirteen weeks ended October 30, 2022:

Period (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plan (3)
August 1 – August 28, 2022	—	$—	—	$74,985
August 29 – October 2, 2022	—	$—	—	$74,985
October 3 – October 30, 2022	—	$—	—	$74,985

(1)	Monthly information is presented by reference to our fiscal periods during the thirteen weeks ended October 30, 2022.
(2)

Our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time.

(3)	Based on total share repurchase authorization in effect on October 30, 2022.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Christopher Morris, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Michael A. Quartieri, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Christopher Morris, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael A. Quartieri, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Inline Taxonomy Extension Schema Document

101.CAL	Inline XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herein

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: December 6, 2022	By:	/s/ Christopher Morris
Christopher Morris
Chief Executive Officer

Date: December 6, 2022	By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Chief Financial Officer