Form 10-K
period 2023-01-29
Dave & Buster's Entertainment, Inc.
filed 2023-03-28
CIK 1525769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED January 29, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File No. 001-35664
______________________________
Dave & Buster’s Entertainment, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2382255
(State of Incorporation)	(I.R.S. Employer ID)

1221 Beltline Rd., Suite 500, Coppell, Texas, 75019	(214) 357-9588
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	PLAY	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
______________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates, based on the closing price of the last day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was approximately $1.8 billion. The number of shares of the registrant’s Common Stock outstanding as of March 17, 2023 was 48,412,664.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

DAVE & BUSTER’S ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JANUARY 29, 2023

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
PART I
ITEM 1.    Business
Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is the owner and operator of 204 venues in North America that offer premier entertainment and dining experiences to its guests. The Company has 151 Dave & Buster’s branded stores in 41 states, Puerto Rico, and Canada and offers guests the opportunity to "Eat Drink Play and Watch," all in one location. Each store offers a full menu of entrées and appetizers, a complete selection of alcoholic and non-alcoholic beverages, and an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. On June 29, 2022, the Company completed its acquisition of Main Event, which as of January 29, 2023, operated 50 Main Event and 3 The Summit branded stores (collectively referred to as "Main Event") in 17 states across the country. Main Event offers food, drinks and amusements, including state-of-the-art bowling, laser tag, hundreds of arcade games and virtual reality, making it the perfect place for families to connect and make memories.
Unless otherwise provided in this report, references to “Dave & Buster’s,” “we,” “us,” “our” or the “Company” refer to D&B Entertainment and its wholly owned subsidiaries and any predecessor entities.
Our fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. Fiscal 2022, 2021, and 2020 each contained 52 weeks. We refer to our fiscal years ended January 29, 2023, January 30, 2022 and January 31, 2021 as "fiscal 2022", "fiscal 2021", and "fiscal 2020", respectively, throughout this report.
Food and Beverage
We strive to differentiate our food with quality, flavorful offerings guided by an “Inspired American Kitchen” identity at our Dave & Buster’s locations and a "Family Kitchen" at our Main Event locations. These offerings are rooted in enhanced flavors and quality ingredients across a condensed number of menu items that enables our customers to explore new flavors while offering a balanced selection of familiar dishes. Our menus simplify execution and, along with recent kitchen enhancements, allow us to deliver dishes to customers hotter and faster to drive an improved customer experience. While our menus appeal to a broad spectrum of customers, we continue to evolve it to reflect the changing tastes of our customers, with options for full meals as well as grabbing an appetizer to share with friends. We deliver high-quality offerings, including a wide variety of starters, one-of-a-kind burgers and handhelds, choice-grade steaks, pasta, and low calorie, vegetarian, and gluten friendly options. We believe our broad menus offer something for everyone and are appropriate for many different occasions. To ensure that we stay on-trend, we update our menus regularly with new food items or limited time offers. Our food revenues, which include non-alcoholic beverages, accounted for approximately 68% of our food and beverage revenues and approximately 23% of our total revenues during fiscal 2022.
Each of our locations also offers full bar service, including a variety of beers, hand-crafted cocktails, and premium spirits. We are focused on maintaining a streamlined beverage menu for ease of execution, while using quality ingredients including fresh juices, purees and house-made mixers. Beverage service is typically available throughout the entire store, allowing for multiple point of sale opportunities. We believe that our high margin beverage offering is complementary to the other offerings at each of our stores. Our alcoholic beverage revenues accounted for approximately 32% of our total food and beverage revenues and approximately 11% of our total revenues during fiscal 2022.
Amusement and Entertainment
Game play is a key aspect of the entertainment experience at each of our stores, which we believe is the core differentiating feature of our brands. The Midway in each of our stores is an area where we offer a wide array of amusement and entertainment options, some of which are exclusive to our Dave & Buster's and Main Event brands on a permanent or temporary basis. Each of our Dave & Buster’s stores typically has approximately 145 redemption and simulation games as well as our proprietary virtual reality platform. Our Main Event locations feature redemption and simulation games as well as bowling, laser tag, billiards and gravity ropes. Some of our Main Event locations also feature mini escape rooms, mini golf and gravity ropes. Most of our games are activated by game play credits on cards or other RFID devices. A customer purchases a card with game play credits or “chips” at an automated kiosk, through our mobile application, or from one of our team members. Our amusement and other revenues accounted for approximately 65% of our total revenues during fiscal 2022. Redemption games offer our customers the opportunity to win tickets that are redeemable at a retail-style space in our stores with prizes ranging from branded novelty items to high-end electronics. We believe this “opportunity to win” creates a fun and highly energized social experience that is an important aspect of the in-store experience and cannot be easily replicated at home. Many of our non-redemption games, which include our virtual reality, video, and simulation offerings, can be played by multiple customers simultaneously and include some of the latest high-tech games that are commercially available. Other amusements, including billiards and bowling, represented the remainder of our amusement and other revenues in fiscal 2022.
Sports-viewing is another key component of the entertainment experience at Dave & Buster’s. All our stores have multiple large screen televisions and high-quality audio systems providing customers with a venue for watching live sports and other immersive programming. Most of our Dave & Buster's stores have an enhanced viewing experience with huge cutting-edge LED “Wow Walls”, that differentiates Dave & Buster’s by delivering an elevated viewing experience and providing a platform for broader programming and marketing opportunities. Our "Sports Watching" areas offer an immersive viewing environment that provides customers with large, high-definition televisions, to watch community-focused sports programming and enjoy our full bar and food menu. We believe that we have created an energetic environment that includes a differentiated and interactive viewing experience for customers, and our goal is to build awareness of D&B as “the best place to watch sports” and the “only place to watch the games and play the games.”
Competitive Positioning
The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home entertainment, including localized attraction facilities such as movie theaters, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, night clubs and restaurants as well as theme parks. We also face competition from local, regional, and national establishments that offer similar entertainment experiences and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. Some of these establishments may exist in multiple locations, and we may also face competition on a national basis in the future from other similar concepts. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery.
The key elements that drive our total customer experience and help position us from a competitive standpoint include the following:
Strong, distinctive brands with broad customer appeal.
We believe that the multi-faceted customer experience at our stores, supported by our extensive marketing reach has helped us create a widely recognized brand. We have a high degree of awareness of our brands as a dining and entertainment venue, and a broad customer appeal with an attractive target demographic. The primary target for our Dave & Buster’s locations is adults 21-39, while our Main Event branded stores primarily focus on families with children.
Multi-faceted customer experience highlights our value proposition.
We believe that our combination of interactive games, attractive television viewing areas, high-quality dining, and full-service beverage offerings, delivered in a highly energized atmosphere, provides a multi-faceted customer experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. We aim to offer our customers a value proposition comparable or superior to many of the separately available dining and entertainment options. We are continuously working with game manufacturers and others to create new games and attractions that include content that is exclusively available at our Dave & Buster’s and Main Event stores on a permanent or temporary basis. Our new games in combination with new food and beverage offerings and focused attention to the customer experience help us to retain and generate customer traffic. Our value proposition is enhanced by marketing initiatives, including free game play that often features the introduction of our new games, game play dollar volume discounts, and eat and play promotional offers. We believe these initiatives encourage customers to participate more fully across our broad range of food, beverage, and entertainment offerings.
Store models generate favorable store economics and strong returns.
We believe our store models offering entertainment, food, and beverages options provide certain benefits in comparison to traditional restaurant concepts, which are reflected in our historically higher revenue per store, higher comparable store operating income margins, and higher comparable Store Operating Income Before Depreciation and Amortization Margins (defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”).
Our entertainment offerings have low variable costs, generating a gross margin of 91.0% for fiscal 2022. With 65.5% of our fiscal 2022 revenues from entertainment, we have less exposure than traditional restaurant concepts to food costs. Our business model generates strong cash flow that we can use to execute our growth strategy. We believe the combination of our operating income margins, our Store Operating Income Before Depreciation and Amortization Margins, our refined new store formats and the fact that our stores typically open with high volumes that drive margins in year one will help us achieve one-year and five-year cash-on-cash return targets. We expect our average one-year and five-year cash-on-cash returns to be approximately 35% and 25%, respectively. We define and calculate cash-on-cash returns for an individual store as (a) Store Operating Income Before Depreciation and Amortization, excluding pre-opening expenses, national marketing expense allocation, non-cash charges related to asset disposals, currency transactions and changes in non-cash deferred amusement revenue, divided by (b) our net development costs. Net development costs include equipment, building, leaseholds and site costs, net of tenant improvement allowances and other landlord payments, excluding pre-opening costs and capitalized interest.
Commitment to customer satisfaction.
We aim to enhance our food, beverage, and entertainment offerings through our service philosophy of providing a high quality and consistent customer experience through dedicated training and development of our team members and a corporate culture that encourages employee engagement.
Strategy
Our current strategy is built on the following key components:
Drive growth in comparable store sales.
We intend to differentiate our brands from other food and entertainment alternatives and drive growth in our comparable sales, in a competitive landscape, through the following strategies:
•Offer novel food & drink to bring people together. Our current menu offerings are designed to provide a differentiated food and beverage offering based on an “Inspired American Kitchen” identity at our Dave & Buster's locations and a "Family Kitchen" at our Main Event locations. We aim to offer a wide variety of items for our guests. We also strive to improve efficiency by simplifying execution, allowing us to deliver dishes hotter and faster to drive an improved customer experience. We continually update our offerings based on customer research, and optimize our selections to improve execution efficiency. For both food and beverage, we aim to periodically introduce new items, and run limited time offers during key periods.
•Offer the latest entertainment to enjoy together. We believe that our games and amusement activities are the core differentiating feature of our brands and staying current with the latest offerings promotes trial and provides an exciting environment to enjoy with friends and family, especially with the latest multiplayer games and challenges. We plan to continually update our games each year through development of innovative and proprietary games and the purchase of new games that will resonate with our customers and drive brand relevance due to a variety of factors, including their large scale, eye-catching appearance, virtual reality features, association with recognizable brands or the fact that they cannot be easily replicated at home. We also intend to extend our programming capabilities at Dave & Buster's stores by offering more curated content and creating a calendar of ongoing and one-time events leveraging our investments in the best and latest audio-visual technology.
•Align team and integrated experience. We intend to consistently drive service excellence, including the use of technology to improve speed of service and to give our customers more control over their in-store experience. We will also refresh our commitment to serving customers through an improved hiring, training and service model, and our team will help create fun and bring our new strategies to life.
•Drive customer engagement. We will focus on delivering personalized messaging that connects with the customer to drive incremental visitation and will focus our advertising on communicating the emotional side of our brand promise. In addition, we will continue to leverage our customer relationship management program and our growing loyalty database by delivering more targeted individualized offers and creative content.
Invest domestically in our brands.
We believe that the Dave & Buster’s and Main Event brands have significant domestic growth opportunities in the United States and Canada. In fiscal 2022, we opened seven new Dave & Buster's stores and opened one Main Event store since the Main Event Acquisition was completed. In fiscal 2023 and beyond, the number of openings will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, generate sufficient operating cash flows or utilize available cash to finance construction of leasehold improvements and pre-opening costs, obtain necessary local governmental permits, and recruit and train team members.
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
Dave & Buster's Stores - Our Dave & Buster's stores vary in size from approximately 16,000 to 70,000 square feet. To optimize sales per square foot and further enhance our store economics we currently utilize three basic formats when designing new stores. The target size of our future large format stores is expected to be between 30,000 and 45,000 square feet, the target size of our future medium format stores is expected to be between 25,000 and 30,000 square feet while our small format stores are below 25,000 square feet. We believe that the smaller store format allows us to reduce capital investment risk per store. For the smaller format, we have reduced the back-of-house space and optimized the customer facing area dedicated to video and redemption games. We believe that the smaller format maintains the dynamic customer experience that is the foundation of our brand and allows us flexibility in our site selection process.
Main Event Stores - Our Main Event stores vary in size from approximately 37,500 to 78,000 square feet. The target size of our future stores is between approximately 40,000 and 55,000 square feet. If an existing building is identified in a target location, we could open a future store outside of this range depending on projected store economics, competition and various other factors.
Invest in Foreign Operations
We own and operate two stores outside of the United States in the Canadian province of Ontario. These stores generated revenues of approximately $21.4 million, $6.9 million, and $2.9 million in fiscal 2022, 2021, and 2020, respectively. During fiscal 2021, our Canadian stores were only able to operate a combined 48 weeks as a result of the COVID-19 pandemic. Our Canadian stores were open throughout fiscal 2022. At January 30, 2022, less than 2.0% of our long-lived assets were located outside of the United States.
The foreign activities of these and future stores outside the United States are subject to various risks of doing business in a foreign country, including currency fluctuations, changes in laws and regulations and economic and political stability. We do not believe there is any material risk associated with the Canadian operations or any dependence by the domestic business upon the Canadian operations.
We also plan to expand our Dave & Buster's brand through international franchise agreements. In September 2022, we signed an international franchise partnership to begin expanding the Dave & Buster's brand to locations in the Kingdom of Saudi Arabia, followed by the United Arab Emirates and Egypt. Also, the acquisition of Main Event provides the Company with another brand to expand internationally.
To drive international expansion, we have developed key strategic initiatives that uniquely support global market penetration, including a customizable footprint to drive box economics in each market, menu localization with high regional resonance, a proprietary, dynamic pricing model, global marketing programs that are demographically agnostic and locally executable, differentiated and unique amusement strategy and packages, and localized entertainment and 3rd party programming.

Human Capital Management
Our team members are the heart of our Company, and they help us run the fun in our stores every day. We depend on our team members to provide great service and maintain consistently strong operations. Our ability to attract and retain an engaged and experienced team is critical to successful execution of our business strategies. While we continue to operate in a competitive labor environment, we believe our culture, policies, and labor practices contribute to strong relations with our team members. (See Item 1A. Risk Factors, “Our success depends upon our ability to recruit and retain qualified store management and operating personnel while also controlling our labor costs.”)
Our Culture
In our stores and at our store support center, we are committed to being fun creators. Our team members share a deep commitment to values that describe the relationships our team members have with our customers and each other. We are devoted to our service philosophy that calls us to provide exceptional service to our customers and to each other every day. Our attitude encourages intensity, hard work, and having fun. We firmly believe we are better together and we encourage inclusivity, teamwork, and good judgment. Finally, we encourage all team members to be committed to innovation, embracing change, and continuous learning and growth.
Our Team
At January 29, 2023, we employed 22,748 team members across both of our brands, consisting of 342 store support, 164 dedicated special events sales force, 1,583 store management, and 20,659 store hourly team members.
Our values bind us to a shared commitment to attract, retain, engage, and develop a team that mirrors the diversity of the customers we serve. We strive to provide inclusive fun for all, and we believe our commitment to diversity, equity and inclusion promotes teamwork to achieve our common goals, helps our team members reach their highest potential at work, enables our team members to make better decisions to serve all our stakeholders, and fuels innovation. Racial minorities make up approximately 65% of our U.S. workforce, and we are proud of our diversity, which is summarized below:

	Male	Female	Total
White	16.8%	18.6%	35.4%
Hispanic	14.5%	16.2%	30.7%
Black or African American	12.8%	14.1%	26.9%
Asian/American Indian/Pacific Islander	1.7%	2.2%	3.9%
Two or more races	1.4%	1.7%	3.1%
Total	47.2%	52.8%	100.0%
In fiscal 2022, we strengthened our commitment to diversity, equity, and inclusion. Among other key accomplishments, we:
•progressed on our goals to improve representation of women and team members who are black, indigenous or people of color (BIPOC) in our corporate and field leadership before the end of FY 2025;
•enhanced our commitment to women in leadership through greater participation in membership and activity with Women’s Foodservice Forum;
•emphasized our commitment to diversity and belonging throughout the year in internal and external communications, including social media and the expansion of our Diversity Council membership and activity.
We believe our culture, policies, and labor practices contribute to strong engagement with our team members. In particular, our leaders work to develop and maintain strong communications and relationships with our team members.
Our Leadership Team
We are led by a strong senior management team with a wealth of experience with national brands spanning casual dining, entertainment, and other consumer-centric industries. We believe that our management team’s prior experience, combined with its experience at Dave & Buster’s and Main Event, provides us with insights into our customer base and enables us to create the dynamic environment that is core to our brands.
Our Store Teams
Our typical store team consists of a General Manager supported by an average of six to seven additional management positions per store. Management team members handle various departments within the store including responsibility for hourly team members. A typical Dave & Buster’s store employs approximately 115 hourly team members, and a typical Main Event store employs approximately 95 team members, most of which who part-time.
The General Manager and the management team are responsible for the day-to-day operation of the store, including the hiring, training, and development of team members, as well as financial and operational performance. There is a defined structure of development and progression of job responsibilities within the supporting management positions to ensure that an adequate succession plan exists within each store. Each store is overseen by a Regional Operations Director, Senior Regional Operations Director or Vice President of Operations (collectively, “Regional Management”) who directly or indirectly report to our Chief Operating Officer. We are proud of our store leadership teams’ experience and carefully monitor store management team retention rates, which for us has consistently tracked in the top quartile of the upscale casual dining industry.
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
We require our new store managers to complete an eight-week training program that includes front-of-house service, kitchen, amusements, and management responsibilities. Newly trained managers are then assigned to their home store, where they receive additional training with their General Manager. Their last two weeks of training include a comprehensive validation of new skills. We place a high priority on our continuing management development programs to ensure that qualified managers are available for our future openings. We conduct regular evaluations with each manager to discuss prior performance and future performance goals and continuously evaluate our staffing to proactively plan for growth. We hold an annual General Manager conference in which our General Managers share best practices and receive an operating plan they will execute to drive performance.
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
Corporate Responsibility
Our core values call for each of our team members to care for each other, our customers, and the communities we serve. We will not do business with organizations that employ or condone unfair labor practices. We partner with suppliers who share our commitment to ethical business conduct, fair labor practices, proven environmental, health, and safety practices, and environmental sustainability. We also specifically condemn human trafficking and abuse of child labor. We understand that supporting our communities includes being good environmental stewards and striving to conduct business in a sustainable and environmentally responsible manner.

In addition, we strongly encourage team members to give back to the communities we serve. Although our Company invests time and resources in many charitable causes, we have two main causes we focus our efforts to support. The first is our long-standing partnership with Make-A-Wish, which we have proudly supported in a national partnership since April 2012. Through fiscal 2022, we have given over $17 million to this worthy cause, and we participate in several events throughout the year both in our stores and at our store support center to raise money for Make-A-Wish. We also volunteer our time and talents.
In addition, we invest in helping our own team members during their times of greatest need. The D&B H.E.A.R.T. (Helping Employees at Rough Times) Fund was an independent non-profit established to create an employee assistance fund for the benefit of team members who suffer catastrophic events resulting in severe economic hardship. The Main Event Family Fund was also an independent non-profit established employee assistance fund for the benefit of Main Event team members. In February 2023, we combined the two funds into a new independent non-profit employee assistance fund named Buster's Legacy Fund. Both funds and the new Buster's Legacy Fund are financed by contributions from our team members, customers, and business partners.
Advertising and Marketing
We use advertising and marketing to build awareness and strengthen our brands' relevance. We spent approximately $57.6 million in marketing efforts in fiscal 2022, $32.2 million in fiscal 2021, and $21.1 million in fiscal 2020. During fiscal 2020 and fiscal 2021, due to the temporary closures, capacity restrictions and other operating limitations imposed in response to the COVID-19 pandemic, we substantially curtailed national cable television media, which continues to be the largest portion of our advertising and marketing spend.
We utilize several forms of media, including investments in linear TV, connected TV, social and digital video, and test new types of programmatic display and digital audio, and have several digital marketing initiatives including search engine marketing and optimization, mobile campaigns, and website improvements. We execute periodic promotions, create in-store point-of-purchase materials and execute local marketing plans to address specific objectives in individual stores or markets. We work with external advertising, digital, media and design agencies in the development and execution of these programs.
We also invest in developing and implementing new technology platforms that will allow us to digitally engage with our customers and team members and strengthen our marketing and analytics capabilities in an increasingly connected society. Central to this effort is continued investment in our mobile application and web platforms, which are used to enhance existing customer satisfaction and attract new customers by providing periodic exclusive offers and discounts and providing a convenient way to purchase gaming cards.
During the fourth quarter of fiscal 2021, we launched an enhanced loyalty program for our Dave & Buster's brand that now has millions of members and continues to grow. The Dave & Buster’s Rewards Program is a customer recognition program that rewards members primarily for their game chips played. Eligible members have the ability to level-up by playing game chips, and members are rewarded with free game play or food offers based on their level. As our loyalty program continues to grow, it provides an important method for maintaining customers’ connection with the D&B brand and further driving customer satisfaction.
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
Special Event marketing programs are run in support of our special events team initiatives. Dedicated, target-specific marketing programs are executed primarily utilizing digital, customer relationship management (CRM), and print marketing collateral. We have online booking for social parties to provide additional convenience in booking events for our customers.
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
We have invested in connectivity and data infrastructure to modernize and upgrade the capacity of our store systems, continued work on new, customer-facing digital experiences, such as the launch of our new mobile application that supports in-store and off-premise amusement entertainment, and deployed hand-held point-of-sale devices in our stores.
We accept electronic payment cards from our customers for payment in our stores. We also receive and maintain certain personal information about our customers and team members. We have systems and processes in place that focus on the protection of our customers’ credit card information and other private information we are required to protect, such as our employees’ personal information. Our existing cyber security policy includes cyber security techniques, tactics, and procedures, including continuous monitoring and detection programs, network protections, employee training and awareness and incident response preparedness. In addition, we periodically scan our environment for any vulnerability, perform penetration testing and engage third parties to assess effectiveness of our data security practices. We utilize a voluntary tool to help manage privacy risk by independently benchmarking our cyber security program to the National Institute of Standards and Technology ("NIST") Cybersecurity Framework, using an independent third party, and we share the results of our annual audit with our Audit Committee.
In fiscal 2022, we began investing in new enterprise resource planning ("ERP"), human capital management ("HCM"), and inventory software to provide our store management and store support teams with the tools necessary to enhance our ability to record and track data, make more effective real-time decisions, and drive process efficiencies. We plan to implement these new systems over the next two years.
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
Store-Level Quarterly Fluctuations and Seasonality
Our revenues are influenced by seasonal shifts in consumer spending. Typically, we have higher revenues associated with the spring and year-end holidays, which will continue to be susceptible to the impact of severe or unseasonably mild weather on customer traffic and sales during that period. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to other quarters. During the first half of fiscal 2021, results also fluctuated due to the timing and frequency of temporary closures and operating restrictions as a result of state and local guidelines imposed due to the COVID-19 pandemic.
Suppliers
The principal goods used by us are redemption game prizes and food and beverage products, which are available from a number of suppliers. We currently purchase a significant amount of our amusement merchandise through a direct import program, a program in which we purchase amusement redemption merchandise and certain furniture directly from offshore manufacturers. We are a large buyer of traditional and amusement games and as a result believe we receive discounted pricing arrangements. Wage inflation and other macro-economic pressures could result in increasing expenses, as suppliers may seek to pass higher costs on to us.

Intellectual Property
We have registered the trademarks Dave & Buster’s®, Power Card®, Eat & Play Combo®, Eat Drink Play®, Eat Drink Play Watch®, Main Event®, Main Event Entertainment®, and Eat.Bowl.Play® and have registered or applied to register certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries. We consider our tradenames and our logos to be important features of our operations and seek to actively monitor and protect our interest in this property in the various jurisdictions where we operate. We also have certain trade secrets, such as our recipes, processes, proprietary information and certain software programs that we protect by requiring all of our employees to sign a code of ethics, which includes an agreement to keep trade secrets confidential.
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
Our ability to increase revenues and profitability is dependent on designing and executing effective business strategies. If we are delayed or unsuccessful in executing our strategies or if our strategies do not yield desired results, our business, financial condition and results of operations may suffer. Our ability to meet our business strategy plan is dependent upon, among other things: our ability to increase gross sales and operating profits at existing stores with food, beverage, game and entertainment options desired by our customers, evolve our marketing and branding strategies to appeal to our customers, innovate and implement technology initiatives to provide a unique digital customer experience, identify adequate sources of capital to fund and finance strategic initiatives, grow and expand operations, and improve the speed and quality of our service.
We may fail to effectively integrate or operate our past or future acquisitions.
We recently acquired Main Event as part of our expansion effort and may acquire more businesses in the future. Once an acquisition is finalized, we may not be successful in integrating the business into our existing operations, which may result in unforeseen operational difficulties, diminished financial performance or our inability to report financial results and may require a disproportionate amount of our management’s attention. If we fail to manage our recent or future acquisitions effectively, our results of operations could be adversely affected by any of the following:
•incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies to be realized from acquiring operations or assets;
•failure to integrate the operations or management of any acquired operations or assets successfully and timely;
•potential loss of key employees and customers of the acquired companies;
•potential lack of experience operating in a geographic market or product line of the acquired business;
•an increase in our expenses, particularly overhead expenses, and working capital requirements;
•the possible inability to achieve the intended objectives of the business combination; and
•the diversion of management’s attention from existing operations or other priorities.
Changes in consumer preferences and buying patterns could negatively affect our results of operations.
The success of our stores depends in large part on leased properties primarily located near high density retail areas such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. We depend on a high volume of visitors at these centers to attract customers to our locations. As demographic and economic patterns change, current locations may or may not continue to be attractive or profitable. E-commerce or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, big box shopping centers and entertainment centers. A decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our locations could negatively affect our sales. In addition, desirable sites for the relocation of existing stores may not be available at an acceptable cost, due in part to the inability to easily terminate a long-term lease.
Consumers’ health and dietary preferences are continually changing. As a result, we are challenged to evolve our food and beverage menu offerings to appeal to these changing customer preferences, while maintaining the character of our brands and retaining popular menu items. New information or changes in dietary, nutritional, allergen or health guidelines or environmental or sustainability concerns, whether issued by governmental agencies, academic studies, advocacy organizations or similar groups, may cause some groups of consumers to select foods other than those that are offered by our stores.
Advances in technologies or certain changes in consumer behavior driven by such technologies could have a negative effect on our business. Technology and consumer offerings continue to develop, and we expect new or enhanced technologies and consumer offerings will be available in the future. As part of our marketing efforts, we use a variety of digital platforms including search engines, mobile, online videos and social media platforms to attract and retain customers. We also test new technology platforms to improve our level of digital engagement with our customers and employees to help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement. Our inability to effectively use and monitor social media could harm our marketing efforts as well as our reputation, which could negatively impact our sales and financial performance.
We may not be able to compete favorably in the entertainment and restaurant markets, which could have a material adverse effect on our business, results of operations or financial condition.
The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary entertainment dollars with providers of out-of-home entertainment, including location-based entertainment facilities such as movie theaters, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, nightclubs, and restaurants as well as theme parks. Some of the entities operating these businesses are larger and have greater financial resources, have a greater number of stores, have been in business longer, have greater name recognition or are better established in the markets where our stores are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our stores. The legalization of casino gambling in geographic areas near any current or future store and the expanded availability of online sports betting could also have a material adverse effect on our business and financial condition. We also face competition from local, regional, and national establishments that offer similar entertainment experiences to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery. Our failure to compete favorably in the competitive out-of-home and home-based entertainment and restaurant markets could have a material adverse effect on our business, results of operations and financial condition.

Unfavorable publicity or a failure to respond effectively to adverse publicity, could harm our business.
Our brands and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perception of our Company, the quality of our food service and facilities and our integrity. Multi-store businesses, such as ours, can be adversely affected by unfavorable publicity resulting from poor food quality, food safety concerns, flu or other virus outbreaks and other public health concerns stemming from one or a limited number of our stores. While we dedicate substantial resources and provide training to ensure the safety and quality of the food we serve, these risks cannot be eliminated. Additionally, we rely on our network of suppliers to properly handle, store, and transport our ingredients for delivery to our stores. Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which could be difficult to detect and put the safety of our food in jeopardy. The risk of food-borne illness also may increase whenever our menu items are served outside of our control, such as by third-party food delivery services or customer take-out.
Negative publicity may also result from criminal incidents, data privacy breaches, scandals involving our team members or operational problems at our stores. Regardless of whether the allegations or complaints are valid, unfavorable publicity related to one or more of our stores could affect public perception of the entire brand. Even incidents at similar businesses such as restaurants, our competitors, or in the supply chain generally could result in negative publicity that could indirectly harm our brand. If one or more of our stores were the subject of unfavorable publicity and we are unable to quickly and effectively respond to such reports, our overall brands could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.
The use of social media and similar platforms allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase and may act on such information without further investigation or authentication. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Inaccurate or adverse information concerning our Company may be posted on such platforms at any time and may spread quickly. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also may be used for dissemination of trade secret information, compromising valuable company assets. In summary, the dissemination of information via social media and similar platforms may harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The inappropriate use of social media vehicles by our customers or team members could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation.
Further, if we are not effective in addressing social and environmental responsibility matters or achieving relevant sustainability goals, consumer trust in our brands may suffer. Consumer demand for our products and the value of our brands could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, which would likely result in lower revenues.
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
In addition, as each of our existing leases expires, we may choose not to renew, or may not be able to renew, if the capital investment required to maintain the stores at the leased locations is not justified by the return required on the investment. If we are not able to renew the leases at rents that allow such stores to remain profitable as their terms expire, the number of such stores may decrease, resulting in lower revenue from operations, or we may relocate a store, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations and financial condition.

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
Our substantial indebtedness could have adverse consequences to us, including:
•making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness increasing our vulnerability to general economic and industry conditions;
•requiring a substantial portion of our cash flow from operations to be dedicated to the payment of obligations with respect to our debt, thereby reducing our ability to use our cash flow to fund our operations, lease payments, capital expenditures, selling and marketing efforts, product development, future business opportunities and other purposes;
•exposing us to the risk of increased interest rates as some of our borrowings are at variable rates;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, strategic acquisitions, and general corporate or other purposes; and
•limiting our ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.
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
The credit facility and the indenture governing the senior secured notes include covenants restricting, among other things, our ability to do the following under certain circumstances: incur or guarantee additional indebtedness or issue certain disqualified or preferred stock; pay dividends or make other distributions on, or redeem or purchase any equity interests or make other restricted payments; make certain acquisitions or investments; create or incur liens; transfer or sell assets; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; alter the business that we conduct; enter into transactions with affiliates; and consummate a merger or consolidation or sell, assign, transfer, lease or otherwise dispose of all or substantially all our assets.
Events beyond our control may affect our ability to comply with our covenants. If we default under the credit facility or the indenture governing the senior secured notes, because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure that we will be able to comply with our covenants under the credit facility, or the indenture governing the senior secured notes or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under the revolving credit loans provided under the credit facility to suspend commitments to make any advance, or require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under the credit facility or the indenture governing the senior secured notes, we may need additional financing to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on commercially reasonable terms, or at all. We cannot assure that we would have sufficient funds to repay outstanding amounts under the credit facility or the indenture governing the senior secured notes and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

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
The COVID-19 pandemic had a material adverse impact on our business, results of operations, liquidity and financial condition. Future outbreaks of COVID-19, other contagious diseases or other adverse public health developments in the United States or worldwide could have similar impacts on our business.
The COVID-19 pandemic had a material adverse impact on our business and results of operations in fiscal 2020 and 2021. At the peak of the COVID-19 outbreak in fiscal 2020, all of our stores were closed. As stores re-opened, the Company experienced comparable store sales declines due to modified operating hours, occupancy restrictions, and reduced customer traffic. In fiscal 2022, all our stores have now re-opened and we do not expect that our operations will be materially impacted by the continuing effects of COVID-19. However, it remains difficult to predict future outbreaks, including new variants of COVID-19, or similar public health threats and their impact on our business or the broader economy and how consumer behavior may change, and whether such changes would be temporary or permanent. Additionally, prolonged volatility or significant disruption of global financial markets due to a resurgence of COVID-19 or the emergence of another unforeseen pandemic could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, and impede our ability to comply with debt covenants or our ability to obtain additional waivers or amendments, if necessary, and the Company could also incur additional impairment charges of our long-lived assets, goodwill or other intangibles, which may have a significant or material impact on our financial results.
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
Many of our information technology systems (and those of our third-party business partners, whether cloud-based or hosted in proprietary servers), including those used for point-of-sale, web and mobile platforms, mobile payment systems and administrative functions including time and attendance reporting and payroll processing, contain personal, financial, or other information that is entrusted to us by our customers and team members. Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and initiatives. A cyber incident (generally any intentional or unintentional attack that results in unauthorized access resulting in disruption of systems, corruption of data, theft or exposure of confidential information or intellectual property) that compromises the information of our customers or team members could result in widespread negative publicity, damage to our reputation, a loss of customers, additional costs, litigation claims, legal or regulatory proceedings, fines or penalties, remediation costs, a negative impact on team member morale, or other impacts to our business.
Our existing cyber security policy includes cyber security techniques, tactics, and procedures, including continuous monitoring and detection programs, network protections, annual team member training and awareness and incident response preparedness. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our security measures. We utilize the voluntary NIST Cybersecurity Framework to help manage privacy risk by independently benchmarking our cyber security program and leverage an independent third party to perform the assessment. We also have additional cyber security controls as part of mandatory compliance frameworks that we are subject to, including annual SOX and Payment Card Industry (“PCI”) Data Security Standard ("DSS") audits. The results of these audits and assessments are shared with our Audit Committee. Although we employ security technologies and practices and have taken other steps to try to prevent a breach, there are no assurances that such measures will prevent or detect cyber security breaches, and we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyberattacks. We maintain a separate insurance policy covering cybersecurity risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but this policy is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Based on recent court rulings, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to cyberattacks and breaches if credit and debit card information is stolen.
We have been and likely will continue to be, the target of cyber and other security threats. If in the future, we experience a security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our team members to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims, and such claims, lawsuits or other proceedings could have a material and adverse effect on our operations, results of operations, and financial condition.
Compliance with cybersecurity, privacy and similar laws may involve significant cost and any failure to comply could adversely affect our business, reputation, and results of operations.
The regulatory environment surrounding information security, privacy, and other matters involving consumer protection is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements can be costly and time-consuming and the costs could adversely impact our results of operations due to necessary system changes and the development of new administrative processes. The California Consumer Privacy Act of 2018, for example, provides a private right of action for data breaches and requires companies that process information about California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Security breaches could also result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. We are required to maintain the highest level of PCI DSS compliance at our store support center and stores. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept or lose our ability to accept those payment cards. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information.
Risks Related to the Restaurant and Entertainment Industries
Our success depends upon our ability to recruit and retain qualified store management and operating personnel while also controlling our labor costs.
We must continue to attract, retain, and motivate qualified management and operating personnel to maintain consistency in our service, hospitality, quality, and atmosphere of our stores, and to also support future growth. Adequate staffing of qualified personnel is a critical factor impacting our customers’ experience in our stores. Our ability to attract and retain qualified management and operating personnel has become more challenging due to an increasingly competitive job market. If we are unable to attract and retain a satisfactory number of qualified management and operating personnel, labor shortages could delay the planned openings of new stores or adversely impact the operation of our existing stores. Any such delays, material increases in team member turnover rates in existing stores or widespread team dissatisfaction could have a material adverse effect on our business and results of operations.

Low unemployment coupled with increases in minimum wages and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs, reduced levels of legal immigration and a diminishing pool of potential team members, which has been exacerbated by potential team members choosing to exit the workforce, in general and hospitality industry, in particular, especially in certain localities, have and may continue to significantly increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance.
We believe it is becoming increasing likely that the United States federal government will significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under federal law. Should this occur, other jurisdictions that have historically mandated higher wages and greater benefits than what is required under federal law may seek to further increase wages and mandated benefits. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other team members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs.
Our labor expenses include significant costs related to our self-insured health, pharmacy and dental benefit plans. Health care costs continue to rise and are especially difficult to project given that material increases in costs associated with medical claims, or an increase in the severity or frequency of such claims, may cause health care costs to vary substantially from quarter-to-quarter and year-over-year. Any significant changes to the healthcare insurance system could also impact our health care costs. Material increases in health care costs could materially adversely affect our financial performance.
While we seek to offset labor cost increases through menu price increases, more efficient purchasing practices, productivity improvements, greater economies of scale and by offering a variety of health plans to our team members, including lower cost high deductible health plans, there can be no assurance that these efforts will be successful. If we are unable to effectively anticipate and respond to increased labor costs, our financial performance could be materially adversely affected.
Also, our team members and others may attempt to unionize our workforce, establish boycotts or picket lines or interrupt our supply chains which could limit our ability to manage our workforce effectively and cause disruptions to our operations, which could materially adversely affect our financial performance. Our labor costs may significantly increase if we become unable to effectively manage our workforce and the compensation and benefits we offer to our team members, which also could materially adversely affect our financial performance.
Our revenues and operating results may fluctuate significantly due to various risks and unforeseen circumstances, including increases in costs, seasonality, weather, acts of violence or terrorism and other factors outside our control.
Certain regions in which our stores are located have been, and may in the future be, subject to natural disasters, such as earthquakes, floods, and hurricanes. Depending upon its magnitude, a natural disaster could severely damage our stores, which could adversely affect our business, results of operations or financial condition. Additionally, a natural or man-made disaster at our store support center, game repair facility, data center, or backup data facility could significantly impact our ability to provide services and systems to our stores. We currently maintain property and business interruption insurance through the aggregate property policy for each of our stores.
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
Our operating results may fluctuate significantly due to seasonal factors. Typically, our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues compared to other quarters. Revenues associated with the spring and year-end holidays are typically higher. As a result, factors affecting peak seasons could have a disproportionate effect on our results. For example, the number of days between Thanksgiving and New Year’s Day and the days of the week on which Christmas and New Year’s Eve fall affect the volume of business generated during the December holiday season and can affect our results for the full fiscal year. In addition, unfavorable weather conditions during the winter and spring seasons could have a significant adverse impact on our results. During fiscal 2020 and 2021, results also fluctuated due to the timing and frequency of temporary closures and operating restrictions due to state and local guidelines imposed due to the COVID-19 pandemic.

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
Changes in the price or availability of commodities for which we do not have short-term supply contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with other suppliers. Other than short-term supply contracts for certain food items, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies. Also, the unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. Further, a significant percentage of our amusement inventory is directly or indirectly sourced outside the United States and changes in trade policy and tariffs could negatively impact our costs. If we pay higher prices for food or other product costs, our operating costs may increase, and, if we are unable to adjust our purchasing practices or pass any cost increases on to our customers, our operating results could be adversely affected.
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
We are subject to licensing and regulation by state and local authorities relating to the sale of alcoholic beverages, health, sanitation, safety, building and fire codes. Each store is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some states, the loss of a license for cause with respect to one store may lead to the loss of licenses at all stores in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each store, including minimum age of patrons and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages.
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

We are also subject to amusement licensing and regulation by the states, counties, and municipalities in which our stores are located, due to operating certain entertainment games and attractions, including skill-based games that offer redemption prizes. These laws and regulations can vary significantly by state, county, and municipality and, in some jurisdictions, may require us to modify our business operations or alter the mix of redemption games and simulators we offer. Moreover, as more states and local communities implement legalized gambling, the laws and corresponding enabling regulations may also be applicable to our redemption games and regulators may create new licensing requirements, taxes or fees, or restrictions on the various types of redemption games we offer. Furthermore, other states, counties and municipalities may make changes to existing laws to further regulate legalized gaming and illegal gambling. Adoption of these laws, or adverse interpretation of existing laws, could require our existing stores in these jurisdictions to alter the mix of games, modify certain games, limit the number of tickets that may be won by a customer from a redemption game, change the mix of prizes that we may offer at our redemption area or terminate the use of specific games, any of which could adversely affect our operations. If we fail to comply with such laws and regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our financial results.
We are subject to extensive laws and regulations and failure to comply with existing or new laws and regulations could adversely affect our operational efficiencies, cost structure and talent availability.
We are subject to various federal, state, and local laws and regulations that govern numerous aspects of our business, including, but not limited to, the following:
•the Fair Labor Standards Act; federal, state and local laws and regulations that govern employment practices and working conditions, including minimum wage rates, wage and hour practices, gratuities, overtime, labor practices, various family leave mandates, discrimination and harassment, immigration, workplace safety and other areas;
•the Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas;
•the Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (“PPACA”) and uncertainties surrounding future changes to or replacement of our health insurance system;
•preparation, sale and labeling of food, including the federal regulations of the Food and Drug Administration, which oversees the safety of the entire food system, including inspection and mandatory food recalls, menu labeling and nutritional content, and additional requirements in certain states and local jurisdictions;
•environmental laws and regulations governing, among other things, discharges of pollutants into the air and water as well as the presence, handling, release and disposal of and exposure to hazardous substances; and
•other environmental matters, such as climate change, the reduction of greenhouse gases, water consumption and animal health and welfare.
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
If new immigration legislation is enacted, such laws may contain provisions that could increase our costs in recruiting, training and retaining team members. Also, although our hiring practices comply with the requirements of federal law in reviewing the citizenship of our team members or their authority to work in the United States, increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our stores, thereby negatively impacting our business.
We face potential liability with our gift cards under the property laws of some states.
Our gift cards, which may be used to purchase food, beverages, merchandise, and game play credits in our stores, may be considered stored value cards. Certain states include gift cards under their abandoned and unclaimed property laws and require companies to remit to the state cash in an amount equal to all or a designated portion of the unredeemed balance on the gift cards based on certain card attributes and the length of time that the cards are inactive. To date, we have not remitted any amounts relating to unredeemed gift cards to states based upon our assessment of applicable laws.

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
Our game play cards may raise similar concerns to gift cards in terms of the applicability of state abandoned and unclaimed property laws. However, based on our analysis of abandoned and unclaimed property laws, we believe that they are not stored value cards and such laws do not apply, although there can be no assurance that states will not take a different position, which may have an adverse effect on our results of operations and financial condition.
Litigation, including allegations of illegal, unfair, or inconsistent employment practices, may adversely affect our business, results of operations or financial condition.
Our business may be adversely affected by the risk of legal proceedings brought by or on behalf of our customers, team members, suppliers, shareholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We have had from time to time and now have such lawsuits pending against us. In addition, from time to time, customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a store. We are also subject to a variety of other claims in the ordinary course of business, including personal injury, lease, and contract claims.
We are also subject to “dram shop” statutes in certain states in which our stores are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. In many instances litigation of these claims results in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. Also, adverse publicity resulting from these allegations may materially adversely affect our stores and us.
Failure to adequately protect our intellectual property could harm our business.
We regard our intellectual property as having significant value and being important to our marketing efforts. We use a combination of intellectual property rights, such as trademarks and trade secrets, to protect our brands and certain other proprietary processes and information material to our business. The success of our business strategy depends, in part, on our continued ability to use our intellectual property rights to increase brand awareness and further develop our branded products in both existing and new markets. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. If third parties misappropriate or infringe our intellectual property, the value of our image, brands and the goodwill associated therewith may be diminished, our brands may fail to achieve and maintain market recognition, and our competitive position may be harmed, any of which could have a material adverse effect on our business, including our revenues. Policing unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the violation or misappropriation of such intellectual property rights by others. To protect our intellectual property, we may become involved in litigation, which could result in substantial expenses, divert the attention of management, and adversely affect our revenue, financial condition and results of operations.
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
Our certificate of incorporation and bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our Company or changes in our management, including: restrictions on the ability of our stockholders to fill a vacancy on the Board of Directors; our ability to issue preferred stock with terms that the Board of Directors may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; the inability of our stockholders to call a special meeting of stockholders; requirement that special meetings of our stockholders be called only upon the request of a majority of our Board of Directors or our Chief Executive Officer; the absence of cumulative voting in the election of directors, which may limit the ability of minority stockholders to elect directors; and advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of us.
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
Unsolicited takeover proposals, governance change proposals, proxy contests and certain proposals/actions by activist investors may create additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key members of our team. Any perceived uncertainties may affect the market price and volatility of our securities.
Public companies including those in the restaurant industry have been the target of unsolicited takeover proposals in the past. In the event that a third party, such as a competitor, private equity firm or activist investor makes an unsolicited takeover proposal or proposes to change our governance policies or board of directors or makes other proposals concerning the Company’s ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and team members and may require us to expend significant time and resources away from our primary operations. Such proposals may create uncertainty for our team members, additional risks and uncertainties with respect to the Company’s financial position, operations, strategies, and management, and may adversely affect our ability to attract and retain key members of our team. Any perceived uncertainties as to our future direction also may adversely affect the market price and volatility of our securities.
Our fourth amended and restated certificate of incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a judicial forum of their choice for disputes with us.
Our fourth amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, team members or stockholders to our company or our stockholders; any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine.
The choice of forum provision in our certificate of incorporation does not waive our compliance with obligations under the federal securities laws and the rules and regulations thereunder. Moreover, the provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or by the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts with respect to suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain claims under the Securities Act.
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
ITEM 1B.    Unresolved Staff Comments
Not applicable.

ITEM 2.    Properties
We lease a 67,000 square foot office building in Coppell, Texas for use as our store support center. This lease expires during the second quarter of fiscal 2032, with options to renew through the second quarter of fiscal 2042. We also lease a 43,000 square foot warehouse facility in Dallas, Texas. We also lease the former Main Event corporate office in Plano, Texas, which is no longer being used. The lease for this property expires in April 2029, and the Company is working to sublease the property.
As of the end of fiscal 2022, we owned the building or site for four of our 204 operating stores and leased the remainder. We own land related to five future sites, of which three are expected to open in fiscal 2023. Our leases typically have initial terms ranging from ten to twenty years and most include options to extend the term for one or more 5-year periods. We had the follow locations as of the end of fiscal 2022:

Location	Total
Alabama	3
Alaska	1
Arizona	7
Arkansas	2
California	20
Colorado	6
Connecticut	2
Delaware	1
Florida	12
Georgia	8
Hawaii	1
Idaho	1
Illinois	6
Indiana	2
Kansas	4
Kentucky	3
Louisiana	2
Maryland	6
Massachusetts	3
Michigan	3
Minnesota	2
Missouri	4
Nebraska	1
Nevada	1
New Hampshire	1
New Jersey	3
New Mexico	2
New York	13
North Carolina	4
Ohio	8
Oklahoma	4
Oregon	1
Pennsylvania	7
Rhode Island	1
South Carolina	3
South Dakota	1
Tennessee	6
Texas	35
Utah	1
Virginia	4
Washington	3
Wisconsin	3
Puerto Rico	1
Ontario, Canada	2
Total	204

ITEM 3.    Legal Proceedings
We are subject to certain legal proceedings and claims that arise in the ordinary course of our business, including intellectual property disputes, miscellaneous premises liability, employment-related claims, and dram shop claims. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to, or an adverse outcome in any such legal proceedings or claims will not materially affect our business, the consolidated results of our operations or our financial condition. Refer to Note 12 of Notes to Consolidated Financial Statements for a summary of legal proceedings.
ITEM 4.    Mine Safety Disclosures
Not applicable.
PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
The Company’s common stock trades under the symbol PLAY and is listed on the NASDAQ Global Market (“NASDAQ”).
The number of shareholders of record of the Company’s common stock as of March 17, 2023 was 374. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
On December 6, 2021, our Board of Directors approved a share repurchase program with an authorization limit of $100,000, which expired at the end of fiscal 2022. There were no dividends declared in fiscal 2022 or fiscal 2021. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
Issuer Purchases of Equity Securities
During fiscal 2022, the Company repurchased 764,988 shares at an average cost per share of $32.70 for a total cost of $25,015. There were no repurchases of our common stock during fiscal 2021.

Performance Graph
The following performance graph depicts the total returns to shareholders of our stock for the past five fiscal years, relative to the performance of the NASDAQ Composite Index, Standard & Poor’s (“S&P”) 600 Small Cap Index and S&P 600 Hotels Restaurants and Leisure Index. All returns assume a base investment of $100 at the beginning of the five fiscal years (February 4, 2018 — the end of our fiscal year 2017) and the reinvestment of dividends paid, if applicable, since that date. The performance shown in the graph is not necessarily indicative of future price performance.

Comparison of 5-Year Cumulative Total Return
Assumes Initial Investment of $100

$200
$150
$100
$50
$-
2/4/2018
2/3/2019
2/2/2020
1/31/2021
1/30/2022
1/29/2023
Dave & Buster's Entertainment, Inc.
S&P 600 Small Cap
S&P 600 Hotels Restaurants & Leisure
NASDAQ Composite

	2/4/2018	2/3/2019	2/2/2020	1/31/2021	1/30/2022	1/29/2023
Dave & Buster's Entertainment, Inc.	$100.00	$108.21	$94.05	$72.70	$75.46	$88.90
S&P 600 Small Cap	$100.00	$98.95	$103.85	$125.99	$134.80	$132.34
S&P 600 Hotels Restaurants & Leisure (1)	$100.00	$109.81	$117.42	$166.01	$122.54	$128.09
NASDAQ Composite	$100.00	$100.32	$126.38	$180.51	$190.18	$160.50
(1)    Due to the limited number of publicly traded companies in our industry, we were unable to identify a suitable peer group for comparison to our market performance. In lieu of a peer group, we selected the S&P 600 Hotels Restaurants and Leisure index, of which our stock was a member during fiscal 2022.
ITEM 6.    Reserved

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included herein. This discussion may contain forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements and Risk Factors for a discussion of the uncertainties and risks associated with these statements. Unless otherwise specified, the meanings of all defined terms in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes included in this report. Discussion regarding our financial condition and results of operations for fiscal 2021 compared with fiscal 2020 is included in Item 7 of our fiscal 2021 Annual Report on Form 10-K filed March 29, 2022. In the Financial Highlights section below, we discuss certain fiscal 2022 results in comparison to fiscal 2019 as that was the last full fiscal year of results that were not impacted by the COVID-19 pandemic.
Recent Events
On June 29, 2022, the Company completed its acquisition (the “Main Event Acquisition” or “the Acquisition”) including 49 family entertainment centers under the Main Event brand and 3 family entertainment centers under the name The Summit (collectively referred to as “Main Event”), operating in 17 states. Refer to Note 2, Business Combinations, to the Consolidated Financial Statements for further details.
Financial Highlights
•Revenue of $1,964,427 increased 50.6% compared with $1,304,056 in fiscal 2021 and increased 45.0% compared with fiscal 2019. Main Event branded stores contributed $288,778 of revenue during fiscal 2022.
•Comparable sales at Dave & Buster’s branded stores increased 24.8% compared with fiscal 2021 and 11.6% compared with fiscal 2019.
•Net income totaled $137,135, or $2.79 per diluted share, compared with net income of $108,640, or $2.21 per diluted share in fiscal 2021. Net income for fiscal 2022 was impacted by $25,257 of incremental acquisition and integration costs related to the Main Event Acquisition.
•Adjusted EBITDA totaled $480,367, or 24.5% of revenues, compared with Adjusted EBITDA of $343,575, or 26.3% of revenues, in fiscal 2021 and $289,251, or 22.8% of revenues, in fiscal 2019. See further discussion of Adjusted EBITDA, a non-GAAP measure, at Non-GAAP Financial Measures below as well as a reconciliation to net income at Reconciliations of Non-GAAP Financial Measures below.
•The Company ended the year with $672,686 million of liquidity, which included $181,591 in cash and $491,095 available under its $500 million revolving credit facility.
General
We are a leading owner and operator of high-volume venues in North America that combine dining and entertainment for both adults and families under the “Dave & Buster’s” and “Main Event” brands. The core of our concept is to offer our customers quality dining and various forms of amusement all in one location. Our amusement offerings provide an extensive assortment of entertainment attractions centered around playing games, bowling, and watching live sports and other televised events. Our brands appeal to a relatively balanced mix of male and female adults, as well as families and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.
Our Dave & Buster’s stores average 40,000 square feet and range in size between 16,000 and 70,000 square feet. Our Main Event stores average 54,000 square feet and range in size between 37,500 and 78,000 square feet. Generally, our stores are open seven days a week, with normal hours of operation generally from between 10:00 to 11:30 a.m. until midnight, with stores typically open for extended hours on weekends.
Strategy
Our strategy is built on four key components, including offering the latest entertainment to enjoy together, novel food & drink to bring people together, creating an aligned team and integrated experience, and driving customer engagement. For further information about our strategy, refer to “Item 1. Strategy”.

Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance, including:
Comparable store sales. Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the fiscal year and excluding stores permanently closed during the period. Due to the limitations of store operations during the COVID-19 pandemic, the comparable store base for fiscal 2021 and fiscal 2022 is defined as stores open for a full 18 months before the beginning of fiscal 2020 and excludes two stores that the Company elected not to reopen after they were closed in March 2020 due to local operating limitations and one store in Cary, North Carolina that was closed and relocated during the fourth quarter of fiscal 2021. Our comparable store base consisted of 113 stores as of the end of fiscal 2022 and 2021.
New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. During fiscal 2022, we opened seven new Dave & Buster's stores, added 52 stores as a result of the Main Event Acquisition on June 29, 2022, and opened one Main Event store since they were acquired. We currently plan to open sixteen stores in fiscal 2023.
Non-GAAP Financial Measures
In addition to the results provided in accordance with generally accepted accounting principles (“GAAP”), we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Adjusted EBITDA, Adjusted EBITDA Margin, Credit Adjusted EBITDA, Store Operating Income Before Depreciation and Amortization and Store Operating Income Before Depreciation and Amortization Margin (defined below). These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. In addition, Adjusted EBITDA excludes certain other costs which may be important in analyzing our GAAP results. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Our calculations of Adjusted EBITDA adjust for these amounts because they vary from period to period and do not directly relate to the ongoing operations of the currently underlying business of our stores and therefore complicate comparison of the underlying business between periods. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA, Adjusted EBITDA Margin, Credit Adjusted EBITDA, Store Operating Income Before Depreciation and Amortization or Store Operating Income Before Depreciation and Amortization Margin in isolation and also uses other measures, such as revenues, gross margin, operating income and net income to measure operating performance.
Adjusted EBITDA and Adjusted EBITDA Margin. We define “Adjusted EBITDA” as net income (loss), plus interest expense, net, loss on debt extinguishment/refinance, provision (benefit) for income taxes, depreciation and amortization expense, loss on asset disposal, impairment of long-lived assets, share-based compensation, currency transaction (gains) losses and other costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.
Adjusted EBITDA is presented because we believe that it provides useful information to investors and analysts regarding our operating performance. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
Credit Adjusted EBITDA
We define “Credit Adjusted EBITDA” as Adjusted EBITDA plus certain other items as defined in our Credit Facility (defined at Liquidity and Capital Resources below). Other adjustments include (i) amusement deferrals, (ii) the cost of new projects, including store pre-opening costs, (iii) business optimization expenses and other restructuring costs, and (iv) other costs and adjustments as permitted by the Debt Agreements. We believe the presentation of Credit Adjusted

EBITDA is appropriate as it provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Credit Facility.
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
We believe that Store Operating Income Before Depreciation and Amortization is another useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store level, and thereby enables the comparability of the operating performance of our stores for the periods presented. We also believe that Store Operating Income Before Depreciation and Amortization is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency, and performance, and we use Store Operating Income Before Depreciation and Amortization as a means of evaluating store financial performance compared with our competitors. However, because this measure excludes significant items such as general and administrative expenses and pre-opening costs, as well as our interest expense, net, loss on debt extinguishment/refinance and depreciation and amortization expense, which are important in evaluating our consolidated financial performance from period to period, the value of this measure is limited as a measure of our consolidated financial performance.
Presentation of Operating Results
The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. Fiscal 2022, 2021 and 2020, which ended on January 29, 2023, January 30, 2022, and January 31, 2021, respectively, each contained 52 weeks. All dollar amounts are presented in thousands, unless otherwise noted, except share and per share amounts.
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
New store operating margins (excluding pre-opening expenses) during the first year of operation historically benefit from honeymoon sales leverage on occupancy, management labor and other fixed costs. This benefit is partially offset by normal inefficiencies in hourly labor and other costs associated with establishing a new store. In year two, operating margins may decline due to the loss of honeymoon sales leverage on fixed costs which is partially offset by improvements in store operating efficiency. Furthermore, rents in our new stores are typically higher than our comparable store base.
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
We expect that economic and environmental conditions and changes in regulatory legislation will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. There is no assurance that our cost of products will remain stable or that federal, state, or local minimum wage rates will not increase beyond amounts currently legislated, however, the effects of any supplier price increase or wage rate increases might be partially offset by selective price increases if competitively appropriate.

Fiscal 2022 Compared to Fiscal 2021
Results of operations. The following table sets forth selected data, in thousands of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Comprehensive Income (Loss).

	Fiscal Year Ended January 29, 2023		Fiscal Year Ended January 30, 2022
Food and beverage revenues	$678,333	34.5%	$436,637	33.5%
Amusement and other revenues	1,286,094	65.5	867,419	66.5
Total revenues	1,964,427	100.0	1,304,056	100.0
Cost of food and beverage (as a percent of food and beverage revenues)	193,742	28.6	119,123	27.3
Cost of amusement and other (as a percent of amusement and other revenues)	115,122	9.0	85,848	9.9
Total cost of products	308,864	15.7	204,971	15.7
Operating payroll and benefits	470,729	24.0	287,263	22.0
Other store operating expenses	600,568	30.6	402,661	30.9
General and administrative expenses	137,837	7.0	75,501	5.8
Depreciation and amortization expense	169,302	8.6	138,329	10.6
Pre-opening costs	14,619	0.7	8,150	0.6
Total operating costs	1,701,919	86.6	1,116,875	85.6
Operating income	262,508	13.4	187,181	14.4
Interest expense, net	87,363	4.4	53,910	4.2
Loss on debt extinguishment / refinancing	1,479	0.1	5,617	0.4
Income before provision for income taxes	173,666	8.8	127,654	9.8
Provision for income taxes	36,531	1.9	19,014	1.5
Net income	$137,135	7.0%	$108,640	8.3%
Change in comparable store sales		24.8%		199.1%
Company-owned stores at end of period(1)		204		144
Comparable stores at end of period (1)		113		113
(1)We opened eight new stores and acquired 52 stores as a result of the Main Event Acquisition (see Note 2, Business Combinations, to the Consolidated Financial Statements) during fiscal 2022. Our total and comparable store counts as of the end of fiscal 2021 exclude a store in Cary, North Carolina, which was closed on January 2, 2022, and relocated prior to the end of our fiscal year. We opened five new stores during fiscal 2021, including our relocated Cary, North Carolina store.

Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended January 29, 2023		Fiscal Year Ended January 30, 2022
Net income	$137,135	6.9%	$108,640	8.3%
Interest expense, net	87,363		53,910
Loss on debt extinguishment / refinancing	1,479		5,617
Provision for income tax	36,531		19,014
Depreciation and amortization expense	169,302		138,329
EBITDA	431,810	22.0%	325,510	25.0%
Loss on asset disposal	769		1,392
Impairment of long-lived assets and lease termination costs	1,841		912
Share-based compensation	19,994		12,472
Merger and integration costs	25,257		—
Other costs (1)	696		3,289
Adjusted EBITDA (2)	$480,367	24.5%	$343,575	26.3%
(1)Fiscal 2021 includes a $3,230 severance obligation to the Company’s former Chief Executive Officer, who terminated his service in this position effective September 30, 2021.
(2)We have historically added back store pre-opening costs to calculated Adjusted EBITDA. To more closely align our reported Adjusted EBITDA with recurring operating cash flows, we excluded pre-opening costs from Adjusted EBITDA beginning fiscal 2022. Adjusted EBITDA for fiscal 2021 has been adjusted to reflect a comparable presentation.
Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Fiscal Year Ended January 29, 2023		Fiscal Year Ended January 30, 2022
Operating income	$262,508	13.4%	$187,181	14.4%
General and administrative expenses	137,837		75,501
Depreciation and amortization expense	169,302		138,329
Pre-opening costs	14,619		8,150
Store Operating Income Before Depreciation and Amortization	$584,266	29.7%	$409,161	31.4%
Capital Additions
The following table reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based tenant improvement allowances or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Fiscal Year Ended
	January 29, 2023	January 30, 2022
New store and operating initiatives	$165,552	$58,879
Games	28,689	14,523
Maintenance capital	40,865	30,602
Total capital additions	$235,106	$104,004
Payments from landlords	$47,487	$16,073

Results of Operations
Revenues - Selected revenue and store data for the periods indicated are as follows:

	Fiscal Year Ended
	January 29, 2023	January 30, 2022	Change
Total revenues	$1,964,427	$1,304,056	$660,371
Total store operating weeks	9,304	7,161	2,143
Comparable store revenues	$1,330,887	$1,066,085	$264,802
Comparable store operating weeks	5,876	5,666	210
Noncomparable store revenues (1)	$644,812	$250,297	$394,515
Noncomparable store operating weeks (1)	3,428	1,495	1,933
Other revenues and deferrals	$(11,272)	$(12,326)	$1,054
(1)     Noncomparable store revenues and operating weeks includes all of the acquired Main Event stores as they were owned less than 18 months during fiscal 2022. See further discussion of the definition of comparable and noncomparable stores at Key Measures of Our Performance above.
Total revenues increased $660,371, or 50.6%, to $1,964,427 in fiscal 2022 compared to $1,304,056 in fiscal 2021. The increase in revenue is primarily attributable to $288,778 in revenue from our Main Event stores, and a 24.8% increase in comparable store sales. Comparable store revenue increased due primarily to increased special event incidence, increases in food and beverage prices in the third quarter of fiscal 2021 and in fiscal 2022, and a 3.7% increase in comparable store operating weeks. Noncomparable store revenue increased $394,515 in fiscal 2022 compared to fiscal 2021 primarily due to the acquisition 52 stores as a result of the Main Event Acquisition and new store openings during the year.
The table below represents our revenue mix for the fiscal periods indicated.

	Fiscal Year Ended
	January 29, 2023	January 30, 2022
Food sales	23.4%	22.7%
Beverage sales	11.1%	10.8%
Amusement sales	64.4%	66.1%
Other	1.1%	0.4%
The shift in mix from amusement sales to food and beverage sales is due, in part, to increased special events, and food price increases effective midway through the third quarter of fiscal 2021. Food sales at comparable stores increased by $76,377, or 31.7%, to $317,503 in fiscal 2022 from $241,127 in fiscal 2021. Beverage sales at comparable stores increased by $35,663, or 30.5%, to $152,670 in fiscal 2022 from $117,006 in fiscal 2021. Comparable store amusement and other revenues in fiscal 2022 increased by $152,762, or 21.6%, to $860,714 in fiscal 2022 from $707,952 in fiscal 2021.
Cost of products - The total cost of products was $308,864 for fiscal 2022 and $204,971 for fiscal 2021. The total cost of products as a percentage of total revenues was consistent at 15.7% for fiscal 2022 and fiscal 2021.
Cost of food and beverage products increased to $193,742 compared to $119,123 for fiscal 2021. Cost of food and beverage products, as a percentage of food and beverage revenues, increased 130 basis points to 28.6% for fiscal 2022 from 27.3% for fiscal 2021. The increase was due to unfavorable impacts of commodity cost increases, primarily in meat and dairy products, during fiscal 2022, and were partially offset by food price increases.
Cost of amusement and other increased to $115,122 in fiscal 2022 compared to $85,848 in fiscal 2021. The costs of amusement and other, as a percentage of amusement and other revenues, decreased 90 basis points to 9.0% for fiscal 2022 from 9.9% for fiscal 2021. This decrease was driven primarily by a change in prices at the game level implemented late in fiscal 2021 and in fiscal 2022.
Operating payroll and benefits - Total operating payroll and benefits increased to $470,729 in fiscal 2022 compared to $287,263 in fiscal 2021. The total cost of operating payroll and benefits as a percentage of total revenues was 24.0% in fiscal 2022 compared to 22.0% in fiscal 2021. This increase is primarily due to hourly wage rate increases and an increase in labor hours worked and management salaries as open positions were filled, partially offset by lower incentive compensation costs as fiscal 2021 included referral and retention incentives.
Other store operating expenses - Other store operating expenses increased to $600,568 in fiscal 2022 compared to $402,661 in fiscal 2021. The increase is primarily due to higher utilities, supplies, maintenance, marketing, and other services as well as $88,532 of costs related to Main Event. Other store operating expense as a percentage of total revenues decreased to 30.6% in fiscal 2022 compared to 30.9% in fiscal 2021. This decrease was due primarily to favorable sales leverage.
General and administrative expenses - General and administrative expenses increased to $137,837 in fiscal 2022 compared to $75,501 in fiscal 2021. The increase in general and administrative expenses was driven by $25,257 of transaction and integration costs related to the Main Event Acquisition, $1,841 impairment of the existing Main Event corporate office right-of-use operating lease asset, higher payroll and incentive compensation, and higher stock-based compensation expense. General and administrative expenses, as a percentage of total revenues increased to 7.0% in fiscal 2022 compared to 5.8% in fiscal 2021 due to the reasons noted above.
Depreciation and amortization expense - Depreciation and amortization expense increased to $169,302 in fiscal 2022 compared to $138,329 in fiscal 2021. The increase was due to incremental depreciation related to the Main Event acquisition of $33,798, partially offset by a net decrease in depreciation expense at Dave & Buster’s branded stores. The impact of assets reaching the end of their depreciable lives exceeded expense increases due to recent capital expenditures for new stores, operating initiatives, games, and maintenance capital.
Pre-opening costs - Pre-opening costs increased to $14,620 compared to $8,150 in fiscal 2021 primarily due to opening eight new stores in fiscal 2022 compared to five in fiscal 2021.
Interest expense, net and Loss on debt extinguishment / refinance - Interest expense, net increased to $87,364 in fiscal 2022 compared to $53,910 in fiscal 2021 primarily due to incremental acquisition-related debt of $850,000. Additionally, in connection with the June 29, 2022 debt refinancing, the Company recorded a loss of $1,479 in fiscal 2022, which is explained in Note 7 to the Consolidated Financial Statements. The Company recorded a loss on extinguishment of $5,617 during fiscal 2021 in connection with the early extinguishment of a portion of the Notes then outstanding.
Provision for income taxes - The effective tax rate for fiscal 2022 was 21.0%, compared to 14.9% in fiscal 2021. The previous year tax provision includes higher excess tax benefits associated with share-based compensation and credits associated with the reversal of certain tax valuation allowances.

Liquidity and Capital Resources
Debt
In connection with the closing of the Main Event Acquisition on June 29, 2022, the Company entered into a senior secured credit agreement, which refinanced the $500,000 existing revolving facility, extended the maturity date to June 29, 2027, and added a new term loan facility in the aggregate principal amount of $850,000, with a maturity date of June 29, 2029 (“Credit Facility”). The proceeds of the term loan, net of an original issue discount of $42,500, were used to pay the consideration for the Acquisition. The revolving credit facility can expire before the stated maturity date if the aggregate outstanding principal amount of the Notes exceeds $100,000 ninety-one days prior to November 1, 2025. A portion of the revolving facility not to exceed $35,000 is available for the issuance of letters of credit. At the end of fiscal 2022, we had letters of credit outstanding of $8,905 and an unused commitment balance of $491,095 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400,000 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. Because there were no borrowings outstanding under the revolving facility, the Company was not subject to the leverage ratio and/or interest coverage ratio requirements as of January 29, 2023. The Credit Facility is unconditionally guaranteed by Dave & Buster's Holdings, Inc. ("D&B Holdings") and certain of Dave & Buster's, Inc.'s ("D&B Inc’s") existing and future wholly owned material domestic subsidiaries.
The interest rates per annum applicable to Secured Overnight Financing Rate ("SOFR") term loans are based on a defined SOFR rate (with a floor of 0.50%) plus an additional credit spread adjustment of 0.10%, plus a margin of 5.00%. The interest rates per annum applicable to SOFR revolving loans are based on the term loan SOFR rate, plus an additional credit spread adjustment of 0.10%, plus an initial margin of 4.75%. Unused commitments under the revolving facility incur initial commitment fees of 0.50%. After the Company’s third quarter of fiscal 2022, the margin for SOFR revolving loans are subject to a pricing grid based on net total leverage, ranging from 4.25% to 4.75%, and commitment fees are subject to a pricing grid based on net total leverage, ranging from 0.30% to 0.50%.
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
For fiscal 2022 and fiscal 2021, the Company’s weighted average interest rate on outstanding borrowings was 9.6% and 10.3%, respectively.
Amortization of debt issuance costs and original issue discount was $8,466, $4,244 and $2,184 for fiscal 2022, fiscal 2021 and fiscal 2020, respectively, and is included in “Interest expense, net” in the Consolidated Statements of Comprehensive Income (Loss). During the second quarter of fiscal 2022, the Company recognized a loss of $1,479, related to the write off of unamortized debt issuance costs associated with exiting creditors of the refinanced revolving facility.
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio of 3.5:1, as defined, as of the end of each fiscal quarter, beginning with the first full fiscal quarter after the Closing Date. We believe we were in compliance with the covenants and terms of our debt agreements as of January 29, 2023.

Credit Adjusted EBITDA and Net Total Leverage Ratio
The following table reconciles Net income to Credit Adjusted EBITDA, as defined in our Credit Facility, and calculates Net Total Leverage Ratio, as defined in our Credit Facility, as of and for the period indicated:

Fiscal Year Ended January 29, 2023
Net income	$137,135
Interest expense, net	87,363
Loss on debt extinguishment / refinance	1,479
Provision for income tax	36,531
Depreciation and amortization expense	169,302
EBITDA	$431,810
Loss on asset disposal	769
Impairment of long-lived assets and lease termination costs	1,841
Share-based compensation	19,994
Merger and integration costs	25,257
Pre-opening costs	14,619
Amusement deferrals	14,853
Pro-forma Main Event adjustments (1)	49,886
Other costs and adjustments	696
Credit Adjusted EBITDA (a)	$559,725

Total long-term debt	$1,231,211
Less: Cash and cash equivalents	(181,591)
Add: Outstanding letters of credit	8,905
Net debt (b)	$1,058,525
Net Total Leverage Ratio (b) / (a)	1.9
(1)     Total adjustment amount for Main Event for periods prior to the Company's ownership during the trailing four quarter Test Period, as defined on a Pro Forma Basis in our Credit Facility.

Dividends and Share Repurchases
On December 6, 2021, our Board of Directors approved a share repurchase program with an authorization limit of $100,000, which expired during fiscal 2022. During fiscal 2022, we repurchased 764,988 shares under this program at an average cost per share of $32.70 for a total cost of $25,015. There were no repurchases of our common stock during fiscal 2021.
Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant. There were no dividends declared in either fiscal 2022 or fiscal 2021.
Cash Flow Summary
The Company ended the year with $672,686 million of liquidity, which included $181,591 in cash and $491,095 available under its $500 million revolving credit facility.
Operating Activities — Cash flow from operations typically provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, team member compensation, operations, occupancy, and other operating costs. Cash from operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of cash receipts and payments, and vendor payment terms.
Cash flow from operating activities increased to $444,468 in fiscal 2022 compared to $283,128 in fiscal 2021 driven primarily by the 52 stores added as a result of the Main Event Acquisition, the opening of eight new stores, the additional 210 operating weeks for our comparable stores in fiscal 2022 and the receipt of a federal tax refund in the amount of approximately $44,200. These increases in cash flow from operating activities were offset by the payment of acquisition and integration costs of $25,257.
Investing Activities — Cash flow from investing activities historically reflects primarily capital expenditures. In fiscal 2022, the Company spent $234,224 for new store construction and operating improvement initiatives, game refreshment and maintenance capital. In fiscal 2021, the Company spent $92,197 for new store construction and operating improvement initiatives, game refreshment and maintenance capital. In addition to these capital expenditures, the Company completed the Main Event Acquisition in June 2022 for $818,666. See further discussion at Note 2 to the Consolidated Financial Statements.
Financing Activities — Cash flow from financing activities in fiscal 2022 primarily reflected net term loan proceeds from debt of $807,500 as a result of entering into a new credit facility agreement in June 2022. The proceeds were used to pay for the Main Event Acquisition, including $17,748 of debt issuance costs associated with the refinancing. Additionally, the Company received $8,719 of proceeds related to the exercise of stock options by employees of the Company, repurchased shares at a cost of $25,015 under a share repurchase program and repurchased $8,525 of shares that were withheld for tax purposes on behalf of employees of the Company.
In fiscal 2021, the Company had net repayments of $60,000 of its revolving credit facility and a repayment related to the early extinguishment of $110,000 principal of the Notes. The Company received $5,124 of proceeds related to the exercise of stock options by employees of the Company. The Company also repurchased $9,465 related to shares withheld for tax purposes on behalf of employees of the Company.
Contractual and Other Commitments
The Company had the following obligations as of January 29, 2023:
•Long-term debt obligations, including scheduled interest payments (Refer to Note 7 of the Notes to the Consolidated Financial Statements)
•Future minimum lease obligations and deferred rent payments under non-cancelable leases (Refer to Note 9 of the Notes to the Consolidated Financial Statements)
•Software as a service subscription commitments of approximately $10,000 to be paid in annual installments of approximately $2,000 through fiscal 2028
•Approximately $9,100 of minimum food purchase commitments through the end of fiscal 2023

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
Accounting for amusement operations. Amusement revenues are primarily recognized upon utilization of game play credits on gaming cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of amusement revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. We estimate the amount of deferred revenue based upon credits and tickets remaining on gaming cards, historic game play credit and ticket utilization patterns and estimates of the standalone selling prices of game play credits and the customer material right. The standalone selling price of the customer material right is estimated using an equivalent chip cost plus margin approach. For purposes of recognizing revenue, the total amount collected from each customer is then allocated between the two performance obligations based on the relative standalone selling price of each obligation.
Accounting for acquisitions. The Company accounts for acquisitions under the acquisition method of accounting, which requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For significant acquisitions, the Company obtains independent third-party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts realized. The Company provides assumptions, including both quantitative and qualitative information, about the specified asset or liability to the third-party valuation firms so they can assist in determining the fair value of assets and liabilities acquired. The Company then records acquired assets and liabilities at their estimated fair value based on the information provided. The third-party valuation firms are supervised by Company personnel who are knowledgeable about valuations and fair value. The Company evaluates the appropriateness of the assumptions and valuation methodologies utilized by the third-party valuation firms.
Accounting for impairment of goodwill. We assess the recoverability of goodwill related to our reporting units on an annual basis or more often if circumstances or events indicate impairment may exist. We may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability and the overall financial performance of the reporting units.
If the qualitative assessment is not performed or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the fair value of the reporting unit is calculated. We determine fair value based on a combination of market-based values and discounted projected future operating cash flows of the reporting units using a risk adjusted discount rate that is commensurate with the risk inherent in our current business model. We make assumptions regarding future revenues and cash flows, expected growth rates, terminal values and other factors which could significantly impact the fair value calculations. The carrying value of the reporting unit is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an indicator of impairment. In the event that these assumptions change in the future, we may be required to record impairment charges related to goodwill.
We consider our Dave & Buster's and Main Event brands to be both our operating segments and reporting units. The carrying value of goodwill as of January 29, 2023 was $744,480, of which $272,642 related to the Dave & Buster's operating segment and $471,838 related to the goodwill added as a result of the Main Event Acquisition. We performed our annual impairment test in the fourth quarter of fiscal 2022 by utilizing the qualitative approach and determined that there were no events or circumstances to indicate that it was more likely than not that the fair value of our reporting units was less than their carrying values.
Accounting for impairment of long-lived assets. We assess the potential impairment of our long-lived assets related to each store, including property and equipment and right-of-use (“ROU”) assets, on an annual basis or whenever events or changes in circumstances indicate that the carrying values of these assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans. The more significant inputs used in determining our estimate of the projected undiscounted cash flows include future revenue growth and projected margins as well as the estimate of the remaining useful life of the assets. If the carrying amount is not recoverable, we record an impairment charge, if any, for the excess of the carrying amount over the fair value, which is estimated based on discounted projected future operating cash flows of the store over the remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk.
Recent accounting pronouncements
Refer to Note 1 of Notes to the Consolidated Financial Statements for information regarding new accounting pronouncements.
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
Interest Rate Risk
In the second quarter of fiscal 2022, the Company elected SOFR as the alternative base rate for outstanding borrowings on the Credit Facility, which is based on variable rates. As of January 29, 2023, there was no balance outstanding on our revolving credit facility and $847,875 was outstanding under the term loan facility. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balance of credit facility as of January 29, 2023 would be approximately $8,500.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2023, based on the framework in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included documenting, evaluating, and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 29, 2023.
Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of January 29, 2023, as stated in their report which is included herein.
As discussed in Note 2 to our Consolidated Financial Statements set forth in Part IV of this report, we acquired Main Event on June 29, 2022. Main Event constituted approximately 22% of total assets and approximately 15% of total revenues of the consolidated financial statement amounts as of and for the fiscal year ended January 29, 2023. As the Main Event Acquisition occurred in the second quarter of 2022 and they were not previously governed by the Exchange Act Rules 13a-15(f) and 15d-15(f)), we excluded Main Event’s internal control over financial reporting from our assessment of the effectiveness of disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Changes in Internal Control over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Main Event Acquisition had a material impact on internal control over financial reporting. The Company intends to take a period of time to incorporate the impact of the transaction into its evaluation of internal control over financial reporting. As such, we will exclude the internal control over financial reporting of Main Event from our evaluation of internal control over financial reporting for the year ending January 29, 2023.
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

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
(1)Financial Statements
See Pages F-1 to F-27 of this report.
(2)Financial Statement Schedules
None.
(3)Exhibits

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

4.3
Indenture dated as of October 27, 2020, by and among Dave & Buster’s, Inc., the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 27, 2020 (No. 001-35664))

4.4	Form of Note (incorporated by reference to Appendix A of Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 27, 2020 (No. 001-35664))

10.1
Form of Employment Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and the various executive officers of Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.2
Dave & Buster’s Entertainment, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement filed by Dave & Buster’s Entertainment, Inc. on May 13, 2020 (No. 001-35664))

10.3
Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.4
Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.8 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.5
Form of Restricted Stock Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.9 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.6
Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.10 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.7
Dave & Buster’s Select Executive Retirement Plan as amended and restated by Dave & Buster’s Management Corporation, Inc., effective as of January 1, 2017, (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on December 10, 2020 (No. 001-35664))

Exhibit Number	Description

10.8
Form of Indemnification Agreement for directors, executive officers and key employees (incorporated by reference to Exhibit 10.12 to the Amendment 1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

10.9
Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.10
Form of Restricted Stock Unit Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.11
Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.12
Form of Restricted Stock Unit Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.13
Form of Market Stock Unit Award Agreement by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 4, 2020 (No. 001-35664))

10.14
Form of Restricted Stock Unit Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 4, 2020 (No. 001-35664))

10.15
Transition and Separation Agreement and Release by and between Brian A. Jenkins and Dave & Buster’s Entertainment, Inc. and Dave & Buster’s Management Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 7, 2021 (No. 001-35664))

10.16
Interim CEO Letter Agreement by and between Kevin Sheehan and Dave & Buster’s Entertainment, Inc. and Dave & Buster’s Management Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 7, 2021 (No. 001-35664))

10.17
Form of Restricted Stock Unit Agreement by and between Kevin Sheehan and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 7, 2021 (No. 001-35664))

10.18
Form of Restricted Stock Unit Agreement by and between Kevin Sheehan and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on December 7, 2021 (No. 001-35664))

10.19
Senior Secured Credit Agreement, dated June 29, 2022, by and among the Dave & Buster’s, Inc., as borrower, Dave & Buster’s Holdings, Inc., as parent guarantor, the other guarantors from time to time party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent and Deutsche Bank Securities, Inc., JPMorgan Chase Bank, N.A., BMO Capital Markets Corp., Wells Fargo Securities, LLC, Truist Securities, Inc., Capital One, N.A. and Fifth Third Bank, National Association, as joint lead arrangers joint bookrunners (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 29, 2022 (No. 001-35664))

10.20
Employment Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and Michael Quartieri effective January 1, 2022 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on March 29, 2022 (No. 001-35664))

Exhibit Number	Description

10.21
Form of Restricted Stock Unit Agreement – Performance Based, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on April 19, 2022 (No. 001-35664))

10.22
Letter Agreement dated April 20, 2022 by and among Dave & Buster’s Management Corporation, Inc., Dave & Buster’s Entertainment, Inc. and Kevin M. Sheehan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 21, 2022 (No. 001-35664))

10.23
Restricted Stock Unit Agreement dated April 18, 2022 by and between Dave & Buster’s Entertainment, Inc. and Kevin M. Sheehan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on April 21, 2022 (No. 001-35664))

10.24
Form of Employment Agreement (May 2022 version) by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc. and the various executive officers of Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on June 7, 2022 (No. 001-35664))

10.25
Amended and Restated Cooperation Agreement, dated as of July 11, 2022, among Dave & Buster’s Entertainment, Inc., Hill Path Capital LP and James Chambers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 11, 2022 (No. 001-35664))

10.26
Form of Nonqualified Stock Option Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.27
Form of Nonqualified Stock Option Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.28
Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.29
Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.30
Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.31
Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc., and various employees of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 11, 2022 (No. 001-35664))

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Christopher Morris, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Michael A. Quartieri, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Christopher Morris, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2*	Certification of Michael A. Quartieri, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herein
ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware Corporation

Date: March 28, 2023	By:	/s/ Michael A. Quartieri
Michael A. Quartieri Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Kevin M. Sheehan and Bryan McCrory, or either of them, each acting alone, his/her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for such person and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on March 28, 2023.

By:	/s/ Christopher Morris	Chief Executive Officer and Director
	Christopher Morris	(Principal Executive Officer)

By:	/s/ Michael A. Quartieri	Chief Financial Officer
	Michael A. Quartieri	(Principal Financial and Accounting Officer)

By:	/s/ Kevin M. Sheehan	Chairman of the Board of Directors
Kevin M. Sheehan

By:	/s/ James Chambers	Director
James Chambers

By:	/s/ Hamish A. Dodds	Director
Hamish A. Dodds

By:	/s/ Michael J. Griffith	Director
Michael J. Griffith

By:	/s/ Gail Mandel	Director
Gail Mandel

By:	/s/ Atish Shah	Director
Atish Shah

By:	/s/ Jennifer Storms	Director
Jennifer Storms

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dave & Buster’s Entertainment, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dave & Buster’s Entertainment, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2023 and January 30, 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 29, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Main Event during the fiscal year ended January 29, 2023, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of January 29, 2023, Main Event's internal control over financial reporting associated with 22% of total assets and 15% of total revenues included in the consolidated financial statements of the Company as of and for the year ended January 29, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Main Event.
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
March 28, 2023
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dave & Buster’s Entertainment, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dave & Buster’s Entertainment, Inc. and subsidiaries (the Company) as of January 29, 2023 and January 30, 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 29, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2023 and January 30, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 29, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Deferred amusement revenue for unused game play credits
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company defers a portion of amusement revenues for the estimated unfulfilled performance obligations related to unused game play credits which they believe their customers will utilize in the future. The Company recorded deferred amusement revenue of $114,375 thousand as of January 29, 2023, which is included in accrued liabilities on the consolidated balance sheet and disclosed as deferred amusement revenue. This balance includes deferred revenue related to unused game play credits. The deferral is based on an estimated rate of future use by customers. The Company applies judgment to determine the estimated rate of future use by customers using information about game play credits outstanding and historical customer utilization patterns.
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
Deferred amusement revenue for unredeemed tickets
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company defers a portion of amusement revenue for the material right provided to customers to redeem tickets in the future for prizes. The Company recorded deferred amusement revenue of $114,375 thousand as of January 29, 2023, which is included in accrued liabilities on the consolidated balance sheet and disclosed as deferred amusement revenue. This balance includes deferred revenue related to the material right to redeem tickets in the future. The deferral is based on an estimated redemption rate of outstanding tickets that will be redeemed in subsequent periods. The Company applies judgment to determine the redemption rate assumption using information about tickets outstanding and historical customer utilization patterns.
We identified the evaluation of the estimated redemption rate assumption used to determine deferred amusement revenue for unredeemed tickets as a critical audit matter. Subjective auditor judgment was required to evaluate the effect of historical customer usage patterns on the estimated rate of future use assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s deferred amusement revenue process, including controls related to the development of the redemption rate assumption. We evaluated historical periods’ ticket redemption activity for indication of significant changes in customer behavior and to determine whether changes in the historical activity were consistent with changes in the Company’s business that impact the estimated redemption rate assumption. We compared trends of customers’ historical redemption patterns to the Company’s estimated redemption rate assumption. We assessed the outstanding ticket data utilized by the Company to derive the redemption rate assumption by comparing it to relevant underlying documentation.
Valuation of Main Event tradename intangible asset acquired in a business combination
As discussed in Note 2 to the consolidated financial statements, on June 29, 2022, the Company acquired Main Event for approximately $832,472 thousand in net cash and contingent consideration. The transaction was accounted for using the acquisition method of accounting, and the purchase price was allocated to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded as goodwill. The fair value of the Main Event tradename intangible asset was determined using an income approach that utilized the relief from royalty method, which involved the use of key inputs and assumptions such as the royalty rate and estimates of projected revenue. As a result of the transaction, the Company recorded the tradename with an estimated fair value of $99,200 thousand as of the acquisition date.
We identified the evaluation of the estimated fair value of the Main Event tradename intangible asset as a critical audit matter. A high degree of subjective auditor judgment and specialized skills and knowledge were required to evaluate the royalty rate and projected revenue used to value the intangible asset. Changes in these assumptions could have had a significant impact on the estimated fair value of the intangible asset.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s purchase accounting process, including controls related to the development and selection of the royalty rate and projected revenue. We evaluated the reasonableness of projected revenue by comparing forecasted revenue to store-level historical results. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in: (1) evaluating the reasonableness of projected revenue by comparing it to long-term inflation targets; (2) evaluating the royalty rate by comparing it to royalty rates from comparable entertainment/restaurant valuations; and (3) developing profit-split and return on assets analyses to assess the reasonableness of the selected royalty rate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Dallas, Texas
March 28, 2023

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 29, 2023	January 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$181,591	$25,910
Inventories	45,421	40,319
Prepaid expenses	19,469	11,316
Income taxes receivable	25,526	64,921
Other current assets	21,700	3,105
Total current assets	293,707	145,571
Property and equipment (net of $1,043,732 and $908,536 accumulated depreciation as of January 29, 2023 and January 30, 2022, respectively)	1,180,231	778,597
Operating lease right of use assets, net	1,333,596	1,037,197
Deferred tax assets	526	9,961
Tradenames	178,200	79,000
Goodwill	744,480	272,597
Other assets and deferred charges	30,253	22,867
Total assets	$3,760,993	$2,345,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$8,500	$—
Accounts payable	84,696	62,493
Accrued liabilities	342,892	248,493
Income taxes payable	1,949	529
Total current liabilities	438,037	311,515
Deferred income taxes	66,246	12,012
Operating lease liabilities	1,567,794	1,277,539
Other liabilities	55,670	37,869
Long-term debt, net	1,222,711	431,395
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400,000,000 shares; issued: 62,422,441 shares at January 29, 2023 and 61,563,613 shares at January 30, 2022; outstanding: 48,410,234 shares at January 29, 2023 and 48,489,935 shares at January 30, 2022	624	616
Preferred stock, 50,000,000 authorized; none issued	—	—
Paid-in capital	577,481	548,776
Treasury stock, 14,012,207 and 13,073,678 shares as of January 29, 2023 and January 30, 2022, respectively	(638,976)	(605,435)
Accumulated other comprehensive loss	(860)	(3,628)
Retained earnings	472,266	335,131
Total stockholders’ equity	410,535	275,460
Total liabilities and stockholders’ equity	$3,760,993	$2,345,790
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Fiscal Year Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Food and beverage revenues	$678,333	$436,637	$159,501
Amusement and other revenues	1,286,094	867,419	277,011
Total revenues	1,964,427	1,304,056	436,512
Cost of food and beverage	193,742	119,123	45,207
Cost of amusement and other	115,122	85,848	29,698
Total cost of products	308,864	204,971	74,905
Operating payroll and benefits	470,729	287,263	117,475
Other store operating expenses	600,568	402,661	299,464
General and administrative expenses	137,837	75,501	47,215
Depreciation and amortization expense	169,302	138,329	138,789
Pre-opening costs	14,619	8,150	11,276
Total operating costs	1,701,919	1,116,875	689,124
Operating income (loss)	262,508	187,181	(252,612)
Interest expense, net	87,363	53,910	36,890
Loss on debt extinguishment / refinance	1,479	5,617	904
Income (loss) before provision (benefit) for income taxes	173,666	127,654	(290,406)
Provision (benefit) for income taxes	36,531	19,014	(83,432)
Net income (loss)	137,135	108,640	(206,974)
Unrealized foreign currency translation gain (loss)	(251)	(28)	119
Unrealized gain (loss) on derivatives, net of tax	3,019	5,485	(835)
Total other comprehensive gain (loss)	2,768	5,457	(716)
Total comprehensive income (loss)	$139,903	$114,097	$(207,690)

Net income (loss) per share:
Basic	$2.83	$2.26	$(4.75)
Diluted	$2.79	$2.21	$(4.75)
Weighted average shares used in per share calculations:
Basic	48,498,053	48,142,090	43,549,887
Diluted	49,176,977	49,263,720	43,549,887
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance as of February 2, 2020	43,386,852	$434	$339,161	12,783,512	$(595,041)	$(8,369)	$433,465	$169,650
Net loss	—	—	—	—	—	—	(206,974)	(206,974)
Unrealized foreign currency translation loss	—	—	—	—	—	119	—	119
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(835)	—	(835)
Share-based compensation	—	—	6,985	—	—	—	—	6,985
Issuance of common stock	17,101,981	171	185,045	—	—	—	—	185,216
Repurchase of common stock	—	—	—	58,715	(929)	—	—	(929)
Balance as of January 31, 2021	60,488,833	605	531,191	12,842,227	(595,970)	(9,085)	226,491	153,232
Net income	—	—	—	—	—	—	108,640	108,640
Unrealized foreign currency translation gain	—	—	—	—	—	(28)	—	(28)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	5,485	—	5,485
Share-based compensation	—	—	12,472	—	—	—	—	12,472
Issuance of common stock	1,074,780	11	5,113	—	—	—	—	5,124
Repurchase of common stock	—	—	—	231,451	(9,465)	—	—	(9,465)
Balance as of January 30, 2022	61,563,613	616	548,776	13,073,678	(605,435)	(3,628)	335,131	275,460
Net income	—	—	—	—	—	—	137,135	137,135
Unrealized foreign currency translation loss	—	—	—	—	—	(251)	—	(251)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	3,019	—	3,019
Share-based compensation	—	—	19,994	—	—	—	—	19,994
Issuance of common stock	858,828	8	8,711	—	—	—	—	8,719
Repurchase of common stock	—	—	—	938,529	(33,541)	—	—	(33,541)
Balance as of January 29, 2023	62,422,441	$624	$577,481	14,012,207	$(638,976)	$(860)	$472,266	$410,535
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 29, 2023	Fiscal Year Ended January 30, 2022	Fiscal Year Ended January 31, 2021
Operating activities:
Net income (loss)	$137,135	$108,640	$(206,974)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	169,302	138,329	138,789
Non-cash interest expense	8,456	7,547	5,974
Impairment of long-lived assets	1,841	912	12,248
Deferred income taxes	27,630	(7,795)	(3,365)
Loss on debt extinguishment / refinance	1,479	5,617	904
Loss on disposal of fixed assets	769	1,392	577
Share-based compensation	19,994	12,472	6,985
Other, net	4,703	4,201	2,033
Changes in assets and liabilities, net of assets and liabilities acquired:
Inventories	(176)	(16,512)	10,670
Prepaid expenses	(5,523)	562	2,993
Income tax receivable	39,395	5,143	(67,733)
Other current assets	(9,331)	(1,874)	2,014
Other assets and deferred charges	259	(63)	484
Accounts payable	1,203	14,286	(9,576)
Accrued liabilities	42,190	20,223	56,757
Income taxes payable	782	83	(2,608)
Other liabilities	4,360	(10,035)	604
Net cash provided by (used in) operating activities	444,468	283,128	(49,224)
Investing activities:
Capital expenditures	(234,224)	(92,197)	(83,016)
Acquisition of a business, net of cash acquired	(818,666)	—	—
Proceeds from insurance	—	—	595
Proceeds from sales of property and equipment	1,297	729	461
Net cash used in investing activities	(1,051,593)	(91,468)	(81,960)
Financing activities:
Cash flows from financing activities:
Proceeds from debt	821,500	83,000	732,000
Payments of debt	(16,125)	(253,000)	(770,250)
Debt issuance costs and prepayment premiums	(17,748)	(3,300)	(20,209)
Net proceeds from the issuance of common stock	—	—	182,207
Repurchase of common stock under share repurchase program	(25,015)	—	—
Repurchases of common stock to satisfy employee withholding tax obligations	(8,525)	(9,465)	(929)
Dividends paid	—	—	(4,891)
Proceeds from the exercise of stock options	8,719	5,124	492
Net cash provided by (used in) financing activities	762,806	(177,641)	118,420
Increase (decrease) in cash and cash equivalents	155,681	14,019	(12,764)
Beginning cash and cash equivalents	25,910	11,891	24,655
Ending cash and cash equivalents	$181,591	$25,910	$11,891
Supplemental disclosures of cash flow information:
Increase (decrease) for capital expenditures in accounts payable	$882	$11,807	$(19,383)
Cash paid (received) for income taxes, net	$(30,442)	$21,549	$(9,352)
Cash paid for interest, net	$68,656	$44,545	$17,916
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
The Company operates its business as two operating segments based on its major brands, Dave & Buster's and Main Event. The Company has one reportable segment as both brands provide similar products and services to a similar customer base, are managed together by a single management team and share similar economic characteristics.
On June 29, 2022 (the “Closing Date”), the Company completed its previously announced acquisition of 100% of the equity interests of Ardent Leisure US Holding Inc. (“Ardent US”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated April 6, 2022, by and among the Company, Ardent US, Delta Bravo Merger Sub, Inc, the Company’s wholly-owned subsidiary formed for the purpose of completing the transactions set forth in the Merger Agreement, for the limited purposes set forth therein, Ardent Leisure Group Limited (“Ardent”), and, for the limited purposes set forth therein, RB ME LP (“RedBird”) and RB ME Blocker, LLC, REB ME Series 2019 Investor Aggregator LP and RedBird Series 2019 GP Co-Invest, LP. Refer to Note 2, Business Combinations, for further discussion of the Main Event Acquisition.
During fiscal 2022, we acquired 52 stores as a result of the Main Event Acquisition and opened eight additional stores. During fiscal 2021, we opened five new stores, including one store in Cary, North Carolina that was closed and relocated during the fourth quarter. At January 29, 2023, we owned and operated 204 stores located in 42 states, Puerto Rico and one Canadian province.
The Company’s two stores located in the Canadian province of Ontario generated revenues of approximately $24,122, $6,858, and $2,896 in fiscal 2022, 2021 and 2020, respectively. At January 29, 2023, less than 1% of our long-lived assets were located outside of the United States.
Principles of consolidation — The accompanying consolidated financial statements include the accounts of D&B Entertainment and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The results of acquired subsidiaries are included in the consolidated financial statements from their dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal year — The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 30. Fiscal years 2022, 2021 and 2020, which ended on January 29, 2023, January 30, 2022, and January 31, 2021, respectively, each contained 52 weeks. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks.
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
Cash and cash equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks create book overdrafts. Book overdrafts of $16,673 were presented in “Accounts payable” in the Consolidated Balance Sheet as of January 30, 2022. There were no such overdrafts as of January 29, 2023. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows. At the end of fiscal 2022 and fiscal 2021, the Company had no restricted cash.
Cash and cash equivalents are maintained with multiple financial institutions. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company maintains cash and cash equivalent balances that exceed federally insured limits with a number of financial institutions.
Inventories — Inventories consist of food, beverages, amusement merchandise and other supplies and are stated at the lower of cost (first-in, first-out method) or net realizable value. We record inventory reserves for obsolete and slow-moving inventory. See Note 3 for a summary of inventory balances.
Cloud-based computing arrangements — The Company defers application development stage costs for cloud-based computing arrangements and amortizes those costs over the related license subscription term. The unamortized cost is included in “Prepaid expenses” in the Consolidated Balance Sheets.
Long-lived assets — Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method. Estimated depreciable lives for the categories of property and equipment follows:

Estimated Depreciable Lives (In Years)
Building and building improvements (1)	5-40
Leasehold improvements (1)	5-20
Furniture, fixtures and equipment	3-10
Games	3-20
(1)    Buildings and building improvements and leasehold improvements related to leased properties are depreciated over the lesser of the lease term, inclusive of reasonably certain renewal periods, or the useful life of the asset.
Expenditures that extend the life, increase capacity of or improve the safety or the efficiency of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Application development stage costs for internally developed software projects are capitalized and amortized as part of furniture, fixtures, and equipment. Interest cost on funds used during the acquisition period of significant capital assets are capitalized as part of the asset and depreciated. Gains and losses related to store property and equipment disposals are recorded in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
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
During fiscal 2022, the Company recorded an impairment charge for its ROU assets of $1,841 related to the abandonment of Main Event's former corporate office lease subsequent to the Main Event Acquisition and prior to the end of the respective lease agreement. During fiscal 2021, the Company recorded an impairment charge for its long-lived assets, including ROU assets, of $912, related to the abandonment of its former corporate office and adjacent warehouse lease prior to the end of the respective lease agreement. During fiscal 2020, the Company recorded an impairment charge for its long-lived assets, including ROU assets, of $6,746, primarily driven by the expected impact of the COVID-19 pandemic on future cash flows of specific stores. The Company also recorded an impairment loss and related contract termination costs of $6,981 related to potential new store projects that were in the early stage of development at that same time.
Goodwill and tradenames — Goodwill and tradenames which have an indefinite useful life, are not subject to amortization, and are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. We consider our Dave & Buster's and Main Event brands to be both our operating segments and reporting units. Goodwill and tradenames are evaluated at the level of these two operating segments.

When evaluating goodwill and tradenames for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that its reporting unit or tradenames are impaired. For fiscal years 2022, 2021 and 2020, there was no impairment to our goodwill or tradenames.
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
The balance of transferable liquor licenses was $6,268 and $5,162 at the end of fiscal 2022 and fiscal 2021, respectively. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and are tested for impairment annually by comparing the estimated fair value of each asset with their carrying amount.
The Company capitalizes certain costs incurred in connection with borrowings or establishment of credit facilities, and these costs are amortized as interest expense over the life of the borrowing or life of the related debt facility. Debt issuance costs on the revolving portion of our credit facility were $6,224 and $3,971 at the end of fiscal 2022 and fiscal 2021, respectively, and are recorded in "Other assets and deferred charges" on the Consolidated Balance Sheets. Debt issuance costs on the term loan and senior secured notes are reported as a direct reduction from "Long-term debt, net" on the Consolidated Balance Sheets.
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
The fair value of the Company’s debt is determined based on traded price data as of the measurement date, which we classify as a Level Two input within the fair value hierarchy. The fair value of the Company's debt was as follows as of the periods indicated:

	January 29, 2023	January 30, 2022
Revolving credit facility	$—	—
Term loan	864,484	—
Senior secured notes	441,800	456,204
	$1,306,284	$456,204
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
Effective April 14, 2020, the Company amended its existing credit facility agreement to obtain relief from its financial covenants, and as a result, the variable interest rate terms were modified to create an interest rate floor of 1.00%. Accordingly, and as a result of the then current forward interest rate curve, the Company discontinued the hedging relationship as of April 14, 2020 (de-designation date). Given the continued existence of the hedged interest payments, the Company reclassified its accumulated other comprehensive loss of $17,609 as of the de-designation date into “Interest expense, net” using a straight-line approach over the remaining life of the originally designated hedging relationship. Effective with the de-designation, any gain or loss on the derivatives was recognized in earnings in the period in which the change occurs. During fiscal 2022 and fiscal 2021, a gain of $843 and a loss of $550, respectively, was recognized, which is included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
The following derivative instruments were outstanding as of January 30, 2022 (none were outstanding as of January 29, 2023):

	Balance Sheet Location	January 30, 2022
Derivatives designated as hedging instruments
Interest rate swaps	Accrued liabilities	$3,823
Total derivative liability		$3,823
The following table presents the activity in accumulated other comprehensive loss resulting from our derivative instruments for the fiscal years ended:

	January 29, 2023	January 30, 2022	January 31, 2021
Loss recognized in accumulated other comprehensive income	$—	$—	$(7,602)
Loss reclassified or amortized into interest expense	$4,088	$7,547	$6,453
Income tax effect	$(1,068)	$(2,062)	$314
Revenue recognition — Food and beverage revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Beginning in fiscal 2021, we began to offer our customers delivery services, which are fulfilled by third-party service providers. We recognize revenues at the gross amount, and delivery fees are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss). Amusement revenues are primarily recognized upon utilization of game play credits on gaming cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of amusement revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. We estimate the amount of deferred revenue based upon credits and tickets remaining on gaming cards, historic game play credit and ticket utilization patterns and estimates of the standalone selling prices of game play credits and the customer material right. The standalone selling price of the customer material right is estimated using an equivalent chip cost plus margin approach. For purposes of recognizing revenue, the total amount collected from each customer is then allocated between the two performance obligations based on the relative standalone selling price of each obligation.
Total deferred amusement revenue is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the fiscal year ended January 29, 2023, we recognized revenue of approximately $42,800 related to the amount in deferred amusement revenue as of the end of fiscal 2021. During the fiscal year ended January 30, 2022, we recognized revenue of approximately $49,700 related to the amount in deferred amusement revenue as of the end of fiscal 2020.
We sell gift cards, which do not have expiration dates, and we do not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards upon redemption by the customer. For unredeemed gift cards that the Company expects to be entitled to breakage and for which there is not a legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. Recognized gift card breakage revenue is included in “Amusements and other revenues” in the Consolidated Statements of Comprehensive Income (Loss). The contract liability related to our gift cards is included in “Accrued liabilities” in our Consolidated Balance Sheets. During the fiscal year ended January 29, 2023, we recognized revenue of approximately $6,300 related to the amount in deferred gift card revenue as of the end of fiscal 2021, of which approximately $2,410 was gift card breakage revenue. During the fiscal year ended January 30, 2022, we recognized revenue of approximately $3,900 related to the amount in deferred gift card revenue as of the end of fiscal 2020, of which approximately $1,390 was gift card breakage revenue.
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

During fiscal 2021, the Company launched an enhanced loyalty program, wherein eligible customers who enroll in the program generally earn rewards based on the level of chips played. Earned rewards generally expire one to two months after they are issued. We defer revenue associated with the estimated selling prices of rewards earned, net of rewards we do not expect to be redeemed.
Advertising costs — Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. Advertising costs expensed were $57,615, $32,184, and $21,107, in fiscal 2022, 2021 and 2020, respectively. Advertising costs are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
Leases — Our operating leases consist of facility leases at our stores and our store support center and certain equipment leases that have a term in excess of one year. At contract inception, we determine whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. We recognize a lease liability representing the present value of lease payments not yet paid and a corresponding ROU asset as of the lease commencement date. Operating lease ROU assets are initially and subsequently measured throughout the lease term at the carrying amount of the lease liability adjusted for lease incentives, initial direct costs, prepayments or accrued lease payments and impairment of ROU assets, if any. We assess lease classification at commencement and reassess lease classification subsequent to commencement upon a change to the expected lease term or modification of the contract. Generally, the Company’s lease contracts do not provide a readily determinable implicit rate, and therefore, the Company uses an estimated incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a hypothetical credit rating.
Our leases typically have initial terms ranging from ten to twenty years and most include options to extend the leases for one or more 5-year periods. Generally, the lease term includes the non-cancelable period of the lease inclusive of reasonably certain renewal periods up to a term of twenty years. The Company’s lease agreements generally contain rent holidays and/or escalating rent clauses. Lease cost is recognized on a straight-line basis over the lease term. The Company is generally obligated for the cost of property taxes, insurance, and maintenance of the leased assets, which are often variable lease payments. Our leases typically provide for a fixed base rent plus contingent rent to be determined as a percentage of sales greater than certain specified target amounts. Contingent rental payments, when considered probable, are recognized as variable lease expenses. The Company accounts for the lease components and non-lease components, primarily fixed maintenance, for all leases, as a single lease component for new and modified leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Lease Deferrals — The Company entered into rent relief agreements during fiscal 2020 and fiscal 2021 generally seeking to delay contractual payment terms as a result of the COVID-19 pandemic. In April 2020, the FASB staff released guidance indicating that in response to the COVID-19 pandemic, an entity would not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and could elect to apply or not apply the lease modification guidance in ASC Topic 842, Leases to those contracts. The election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee.
The Company elected to adopt this practical expedient and accrued the amounts payable under the rent relief agreements. The short term balance of $6,820 and $19,164 as of January 29, 2023, and January 30, 2022, respectively, is included in “Accrued liabilities” in the Consolidated Balance Sheets (see Note 6). The long term balance of $3,831 and $8,434 as of January 29, 2023, and January 30, 2022, respectively, is included in “Other liabilities” in the Consolidated Balance Sheets.
Self-insurance programs — The Company utilizes a self-insurance plan for health, general liability and workers’ compensation coverage. To limit our exposure to losses, we maintain stop-loss coverage on our health coverage and excess liability policies on our general liability and workers' compensation coverage through third-party insurers. Losses are accrued based on the Company’s historical claims experience and case losses, assisted by independent third-party actuaries. The estimated cost to settle reported claims and incurred but unreported claims is included in “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets.
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
Earnings per share — Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the basic weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the diluted net income (loss) per share calculation. For fiscal 2022, 2021 and fiscal 2020, we excluded approximately 210,000, 170,000, and 1,200,000 anti-dilutive awards from the calculation.
Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows:

	January 29, 2023	January 30, 2022	January 31, 2021
Basic weighted average shares outstanding	48,498,053	48,142,090	43,549,887
Weighted average dilutive impact of awards (1)	678,924	1,121,630	—
Diluted weighted average shares outstanding	49,176,977	49,263,720	43,549,887
(1)Amounts exclude all potential common and common equivalent shares for fiscal 2020, which had a net loss, as those shares would have been anti-dilutive.
Acquisitions — The Company accounts for acquisitions under the acquisition method of accounting, which requires the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For significant acquisitions, the Company obtains independent third-party valuation studies for certain of the assets acquired and liabilities assumed to assist the Company in determining fair value. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts realized. The Company provides assumptions, including both quantitative and qualitative information, about the specified asset or liability to the third-party valuation firms so they can assist in determining the fair value of assets and liabilities acquired. The Company then records acquired assets and liabilities at their estimated fair value based on the information provided. The third-party valuation firms are supervised by

Company personnel who are knowledgeable about valuations and fair value. The Company evaluates the appropriateness of the assumptions and valuation methodologies utilized by the third-party valuation firms.
Recent accounting pronouncements — The Company reviewed the accounting pronouncements that were issued and/or that became effective for our fiscal year 2022. We determined that either they were not applicable, or they would not have a material impact on the consolidated financial statements.
Note 2: Business Combination — Acquisition of Main Event
On June 29, 2022, the Company acquired Main Event for approximately $832,472 in net cash and contingent consideration. Main Event, which debuted in 1998, is also focused on food, drinks, and amusements, including games, bowling and laser tag, largely for the demographic target of families with young children. The acquisition is expected to put the Company in a strategic position for accelerated, profitable growth in both brands as well as create cost synergies with our Dave & Buster’s brand.
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
The acquisition has been accounted for using the acquisition method of accounting (see Acquisitions in Note 1) with assets acquired and liabilities assumed recorded at fair value, and the results of Main Event have been included in the accompanying financial statements from June 29, 2022, the date of acquisition. Acquisition transaction costs totaling approximately $12,626 were recorded in general and administrative expenses as incurred.
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
The fair values of property and equipment were determined using a cost approach that utilized the Replacement Cost New and Reproduction Cost New methodologies. Key inputs and assumptions include current cost estimates, inflation rates, historical cost, normal useful life, and functional and economic obsolescence. The fair values of the real estate leases were determined using a market approach that utilized the Above-Below Regression methodology. Key inputs and assumptions include mean rental rates (based on metrics such as rent/revenue and operating cash flow/revenue) and discount rate. The fair value of the Main Event tradename was determined using an income approach that utilized the Relief from Royalty methodology. Key inputs and assumptions include the Company’s projected future revenues, earnings before income tax, royalty rates, discount rate, and long-term growth rate.

The components of the purchase price and net assets acquired in the Main Event Acquisition are as follows:

January 29, 2023
Gross cash consideration	$853,219
Contingent consideration (1)	13,794
Less: cash acquired	(34,541)
Total consideration	$832,472

Assets:
Current assets	$16,820
Property and equipment	338,275
Operating lease right of use assets	293,924
Tradenames	99,200
Other assets and deferred charges	5,841
Less Liabilities:
Accounts payable	20,118
Current portion of operating lease liabilities	11,651
Accrued liabilities	41,196
Operating lease liabilities	279,213
Deferred tax liabilities	34,975
Other liabilities	6,273
Net assets acquired, excluding goodwill	$360,634
Goodwill	$471,838
(1)    The Company has an obligation to pay, in cash, an aggregate amount equal to any “Transaction Tax Benefits,” with respect to any taxable year of the Company after the Closing Date ending on or before December 31, 2028, including the current taxable year. Transaction Tax Benefits are generally defined as any reduction in the Company’s liabilities for U.S. federal and state income taxes due to the use of net operating losses generated prior to the Closing Date. The contingent consideration could range from $0 (if no Transaction Tax Benefits are achieved) to a cap, as defined in the Merger Agreement, of approximately $14,600 (undiscounted) and will be paid to the selling shareholders in cash. The contingent consideration was initially valued based on the present value of the maximum amount provided in the Merger Agreement pending completion of the valuation analysis.
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
Unaudited Pro Forma Information – To reflect the Acquisition as if it had occurred on February 1, 2021, the unaudited pro forma results include adjustments to reflect, among other things, the interest expense from debt financings obtained to partially fund the cash consideration transferred. Pro forma adjustments were tax effected at the Company’s historical statutory rates in effect for the respective periods. The unaudited pro forma amounts are not necessarily indicative of the combined results of operations that would have been realized had the acquisitions and related financings occurred on the aforementioned dates, nor are they meant to be indicative of any anticipated combined results of operations that the Company will experience after the transaction. In addition, the amounts do not include any adjustments for actions that may be taken following the completion of the transaction, such as expected cost savings, operating synergies, or revenue enhancements that may be realized subsequent to the transaction.
The following unaudited pro forma information provides the effect of the Main Event Acquisition as if the acquisition had occurred on February 1, 2021:

	Fiscal Year Ended January 29, 2023	Fiscal Year Ended January 30, 2022
Total revenues	$2,165,040	$1,681,605
Net Income	$88,173	$75,744
The historical consolidated financial information of the Company and Main Event has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the acquisition and related financing arrangements and are factually supportable.
Main Event’s total revenues and net income attributable to the Company for fiscal 2022, subsequent to the acquisition date, were $288,778 and $19,185, respectively, and are included in the consolidated statements of comprehensive income.
Note 3: Inventories
Inventories consisted of the following for the years presented:

	January 29, 2023	January 30, 2022
Operating store—food and beverage	$10,858	$7,281
Operating store—amusement	18,593	12,721
Corporate—amusement, supplies and other	15,970	20,317
	$45,421	$40,319
Amusement inventory includes electronics, plush toys and small novelty and other items used as redemption prizes for certain games, as well as supplies needed for amusement operations.
Note 4: Property and Equipment
Property and equipment consist of the following:

	January 29, 2023	January 30, 2022
Land	$26,798	$12,302
Buildings and building improvements	49,947	42,312
Leasehold improvements	1,103,000	830,459
Furniture, fixtures and equipment	573,111	459,713
Games	372,665	298,327
Construction in progress	98,442	44,020
Total cost	2,223,963	1,687,133
Accumulated depreciation	(1,043,732)	(908,536)
Property and equipment, net	$1,180,231	$778,597
Depreciation expense totaled $168,852, $138,329, and $138,789 for fiscal 2022, fiscal 2021, and fiscal 2020, respectively

Note 5: Goodwill and Tradename Assets
The changes in the carrying amount of goodwill and tradename assets during fiscal 2022 and fiscal 2021 are as follows:

	Goodwill	Tradename
As of January 31,2021	$272,595	$79,000
Foreign currency translation	2	—
As of January 30,2022	$272,597	$79,000
Acquisition of Main Event (1)	471,838	99,200
Foreign currency translation	45	—
As of January 29,2023	$744,480	$178,200
(1) See Note 2 for discussion of the Main Event Acquisition.
Note 6: Accrued Liabilities
Accrued liabilities consist of the following as of the fiscal years ended:

	January 29, 2023	January 30, 2022
Deferred amusement revenue	$114,375	$92,961
Current portion of operating lease liabilities, net (1)	64,123	45,445
Compensation and benefits	60,607	27,447
Current portion of deferred occupancy costs	6,820	19,164
Deferred gift card revenue	16,362	11,855
Accrued interest	15,802	8,629
Property taxes	13,076	6,450
Current portion of long-term insurance	6,700	5,700
Utilities	7,166	5,262
Sales and use taxes	9,922	4,465
Customer deposits	8,705	3,471
Other	19,234	17,644
Total accrued liabilities	$342,892	$248,493
(1)    Leasehold incentive receivables from landlords of $5,967 and $10,064 as of January 29, 2023 and January 30, 2022, respectively, are reflected as a reduction of the current portion of operating lease liabilities.
Note 7: Debt
Long-term debt consists of the following:

	January 29, 2023	January 30, 2022
Credit facility—revolver	$—	$—
Credit facility—term loan	847,875	—
Senior secured notes	440,000	440,000
Total debt outstanding	1,287,875	440,000
Less current installments of long-term debt	(8,500)	—
Less issue discount on term loan	(38,846)	—
Less debt issuance costs	(17,818)	(8,605)
Long-term debt, net	$1,222,711	$431,395
In connection with the closing of the Main Event Acquisition on June 29, 2022, the Company entered into a senior secured credit agreement, which refinanced the $500,000 existing revolving facility, extended the maturity date to June 29,

2027, and added a new term loan facility in the aggregate principal amount of $850,000, with a maturity date of June 29, 2029 (“Credit Facility”). The proceeds of the term loan, net of an original issue discount of $42,500, were used to pay the consideration for the Main Event Acquisition. The revolving credit facility can expire before the stated maturity date if the aggregate outstanding principal amount of the Notes exceeds $100,000 ninety-one days prior to November 1, 2025. A portion of the revolving facility not to exceed $35,000 is available for the issuance of letters of credit.
At the end of fiscal 2022, we had letters of credit outstanding of $8,905 and an unused commitment balance of $491,095 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400,000 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.
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
For fiscal 2022 and 2021, the Company’s weighted average effective interest rate on our total debt facilities (before capitalized interest amounts) was 9.61% and 10.34%, respectively. During fiscal 2022, the Company recognized a loss of $1,479, related to the write off of unamortized debt issuance costs associated with exiting creditors of the refinanced revolving facility.
Future debt obligations — Below is our future debt principal payment obligations as of January 29, 2023 by fiscal year:

2023	$8,500
2024	8,500
2025	448,500
2026	8,500
2027	8,500
Thereafter	805,375
Total future payments	$1,287,875
Interest expense, net — The following table sets forth our recorded interest expense, net for the periods presented:

	January 29, 2023	January 30, 2022	January 31, 2021
Interest expense on debt	$77,707	$43,463	$29,124
Interest associated with swap agreements	4,088	7,547	6,453
Amortization of issuance cost	8,466	4,244	2,184
Interest income	(628)	—	(22)
Capitalized interest	(2,270)	(1,344)	(849)
Total interest expense, net	$87,363	$53,910	$36,890

Note 8: Income Taxes
The effective tax rate for fiscal 2022 was 21.0%, compared to 14.9% for fiscal 2021. The previous year tax provision includes higher excess tax benefits associated with share-based compensation and credits associated with the reversal of certain tax valuation allowances.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in fiscal 2018, 2019 and 2020 and technical amendments regarding the expensing of qualified improvement property. The application of the technical amendments made by the CARES Act to qualified improvement property resulted in additional tax net operating losses which were carried back from fiscal 2020 and fiscal 2019 to years with a higher federal corporate income tax rate. During the second quarter of fiscal 2021, the Company filed the fiscal 2020 carryback claims for federal tax refunds of approximately $57,400, of which approximately $33,200 were received during fiscal 2022. Due to government delays in processing these claims, the remainder of these funds are expected to be received in fiscal 2023.
The following table sets forth our income tax provision:

	January 29, 2023	January 30, 2022	January 31, 2021
Current provision:
Federal	$2,366	$21,899	$(78,629)
State and local	6,459	4,577	(1,360)
Foreign	76	333	(78)
Total current provision	8,901	26,809	(80,067)

	January 29, 2023	January 30, 2022	January 31, 2021
Deferred provision (benefit):
Federal	25,010	(2,354)	(5,415)
State and local	3,142	(5,441)	1,951
Foreign	(522)	—	99
Total deferred provision (benefit)	27,630	(7,795)	(3,365)
Provision for income taxes	$36,531	$19,014	$(83,432)
The following table reconciles the effective tax rate to the federal income tax rate:

	January 29, 2023	January 30, 2022	January 31, 2021
Federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	5.7%	5.0%	2.7%
Permanent differences	2.9%	2.0%	(0.2)%
Tax credits	(5.5)%	(4.9)%	0.7%
Share-based compensation	(1.3)%	(3.6)%	(0.2)%
Impact of net operating loss carryback	—%	—%	7.5%
Other	(1.8)%	(4.6)%	(2.8)%
Effective tax rate	21.0%	14.9%	28.7%

Components of the deferred income tax liability, net consist of the following:

	January 29, 2023	January 30, 2022
Deferred tax assets:
Deferred revenue	$18,148	$27,577
Operating lease liability	434,877	380,145
Accrued liabilities	9,742	2,961
Workers compensation and general liability insurance	4,911	4,068
Share-based compensation	6,372	7,614
Hedging transactions	—	1,044
Net operating loss carryovers	27,241	8,028
Tax credit carryovers	4,623	943
Interest expense carryovers	524	—
Indirect benefit of unrecognized tax benefits	418	529
Other	5,274	4,173
Subtotal	512,130	437,082
Less: valuation allowance	(3,968)	(8,501)
Total deferred tax assets	$508,162	$428,581
Deferred tax liabilities:
Trademark/tradename	$43,866	$21,583
Property and equipment	179,549	121,516
Operating lease right of use asset	348,490	287,255
Other	1,977	278
Total deferred tax liabilities	$573,882	$430,632
Deferred tax liability, net	$65,720	$2,051
As of January 29, 2023, we had $110,343 of state net operating loss carryforwards, which will begin to expire in 2023, foreign operating loss carryforwards of $3,388, which will begin to expire in 2030, and foreign tax credit carryovers of $973, which will begin to expire in 2028.
During fiscal 2022, the decrease in the valuation allowance of $4,533 primarily relates to the use of available net operating loss carryforwards and the release of previously established allowance for certain net operating loss carryforwards due to improved operating performance. During fiscal 2021, the decrease in the valuation allowance of $5,246 primarily relates to the utilization of net operating loss carryovers.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	January 29, 2023	January 30, 2022	January 31, 2021
Balance at beginning of year	$3,086	$2,564	$2,080
Additions for tax positions of prior years	—	95	28
Reductions for tax positions of prior years	(757)	—	—
Additions for tax positions of current year	—	757	660
Lapse of statute of limitations	(381)	(330)	(204)
Balance at end of year	$1,948	$3,086	$2,564
The January 29, 2023 balance of unrecognized tax benefits includes $1,948, that if recognized, would affect our effective tax rate. At January 29, 2023, and January 30, 2022, we had accrued interest and penalties of $499 and $446, respectively. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Comprehensive Income (Loss).

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of certain tax matters, including payments on those tax matters or due to lapse of the statute of limitations. These resolutions and payments could reduce our unrecognized tax benefits by up to $528.
We file consolidated income tax returns with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2014.
The Company recorded excess tax expense (benefits) of $(3,128), $(6,994), and $437, in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, to the provision for income taxes in the Consolidated Statements of Comprehensive Income (Loss).
Note 9: Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows:

	January 29, 2023	January 30, 2022	January 31, 2021
Operating lease cost	$168,184	$134,910	$132,658
Variable lease cost	38,417	30,122	25,360
Short-term lease cost (1)	2,060	549	457
Total lease cost	$208,661	$165,581	$158,475
(1)We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. We have not recorded ROU assets and liabilities for leases with an initial term of 12 months or less that do not include a purchase option that we are reasonably certain to exercise.
Operating lease cost, variable lease cost and short-term lease cost related primarily to our facilities is included in “Other store operating expenses” for our operating stores, “Pre-opening costs” for our stores not yet operating, or “General and administrative expenses” for our store support center, in the Consolidated Statements of Comprehensive Income (Loss).
Supplemental disclosures of cash flow information related to leases were as follows:

	January 29, 2023	January 30, 2022	January 31, 2021
Cash paid for operating lease liabilities	$189,267	$157,197	$77,292
ROU assets obtained in exchange for new operating lease liabilities (1)	$376,232	$72,559	$98,218
Weighted-average remaining lease term—operating leases (in years)	13.6	14.2	14.8
Weighted-average discount rate—operating leases	7.12%	6.0%	5.9%
(1)Includes the leases acquired in the business combination discussed at Note 2.
Minimum future maturities of operating lease liabilities as of January 29, 2023 were as follows:

2023	$178,048
2024	197,636
2025	198,892
2026	200,437
2027	197,109
Thereafter	1,661,463
Total future operating lease liability	$2,633,585
Less: interest	(1,001,668)
Present value of operating lease liabilities	$1,631,917
Operating lease payments in the table above includes minimum lease payments for five future sites for which the leases have commenced. Operating lease payments exclude approximately $293,938 of minimum lease payments related to twelve facility leases that have been executed but have not yet commenced.

Note 10: Stockholders’ Equity
Share issuances and repurchases
During fiscal 2020, the Company sold 16,743,352 shares of its common stock at an average price of $11.08 per share, for proceeds of $182,207, net of offering costs.
On December 6, 2021, our Board of Directors approved a share repurchase program, under which the Company could repurchase shares on the private market, through privately negotiated transactions and through trading plans. During fiscal 2022, the Company purchased 764,988 shares of stock for $25,015 under its share repurchase program. The share repurchase authorization limit of $100,000 expired at the end of fiscal 2022.
The Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock were not considered common stock repurchases under the share repurchase plan. During the fiscal year ended 2022, 2021 and 2020, we withheld 173,541, 231,451, and 58,715 shares of common stock to satisfy $8,525, $9,465, and $929 of employees’ tax obligations, respectively. The share activity in fiscal 2021 includes the settlements of $2,517 cash obligations through the issuance of 160,540 shares of common stock.
Cash dividends
As a result of the impacts to our business arising from the COVID-19 pandemic, dividend payments were indefinitely suspended during fiscal 2021 and fiscal 2022.
Share-based compensation
The Company maintains an equity incentive plan under which it may grant awards denominated in the Company’s common stock or units of the Company’s common stock, as well as cash variable compensation awards. The Company’s long-term incentive compensation provides awards to executive and management personnel as well as directors. We issue share-based awards under our 2014 Stock Incentive Plan. We may grant stock options or restricted stock units to executive and management personnel as well as members of our Board of Directors. Options granted to employees generally become exercisable ratably over a three-year period from the grant date. Performance-based restricted stock units and market stock units (“MSU’s) awarded to employees generally either vest ratably over three years or fully vest after three years, subject to the achievement of specified performance or market conditions, as applicable. Time-based restricted stock units have various service periods not exceeding five years.
Options granted terminate on the ten-year anniversary of the grants. Stock option awards generally provide continued vesting, in the event of termination, for employees that either a) reach age 60 or greater and have at least ten years of service or b) reach age 65 (“retired employees”). Unvested stock options and restricted stock units are generally forfeited by employees who terminate prior to vesting and are prorated for retired employees.
Each share granted subject to a stock option award or time-based restricted stock unit award reduces the number of shares available under our stock incentive plans by one share. Each share granted subject to a performance restricted stock unit or market stock unit award reduces the number of shares available under our stock incentive plans by a range of one one share if the target performance or market condition is achieved, up to a maximum of two shares for performance or market condition achieved above target and a minimum of no shares if performance or market condition achieved is below a minimum threshold target. On June 23, 2020, shareholders approved a proposal to amend the 2014 Stock Incentive Plan to increase the number of shares available for awards to 6,100,000 shares. The number of unissued common shares reserved for future grants under the 2014 Stock Incentive Plan is approximately 3,800,000 as of January 29, 2023. The Company satisfies stock option exercises and vesting of restricted stock units with newly issued shares.
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
During the third quarter of fiscal 2022, the Company granted certain options, time-based, performance-based, and market-based restricted stock units to its executive officers and other senior executives. The fair value of these grants was approximately $27,500 and the majority of these awards will vest over five years, but the market-based restricted stock units can vest earlier if the targets are achieved prior to that time. As a result, the requisite service period for such grants was determined to be less than the explicit service period.
The significant assumptions used in determining the underlying fair value of the options granted in fiscal 2022 were as follows:

	Volatility	Risk-free Interest Rate	Expected Term (in years)	Weighted Average Grant Date Fair Value	Options Granted
April 2022 time-based grant	58.3%	2.8%	6.6	$31.27	36,844
June 2022 time-based grant	64.8%	3.2%	6.6	$22.81	23,631
June 2022 executive grant (1)	64.8%	3.2%	7.3	$23.17	128,318
October 2022 time-based grant	67.6%	3.9%	7.3	$21.97	129,576
October 2022 investment grant	67.2%	3.9%	7.4	$16.32	195,051
Total granted					513,420
(1)Executive inducement grant consisted of 29,612 options under an investment grant and 98,706 under a time-based grant.
Transactions related to stock option awards during fiscal 2022 were as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 30, 2022	1,006,933	$40.00
Exercised	(295,645)	25.88
Granted	513,420	33.63
Forfeited	(247,457)	41.12
Outstanding at January 29, 2023	977,251	40.64
Exercisable at January 29, 2023	572,426	$45.11
The total intrinsic value of options exercised during fiscal 2022, fiscal 2021, and fiscal 2020 was $5,099, $10,358, and $963, respectively. The unrecognized expense related to our stock option plan totaled approximately $6,370 as of January 29, 2023 and will be expensed over a weighted average of 0.4 years. For options outstanding as of January 29, 2023, the weighted average remaining contractual life was 6.5 years and the aggregate intrinsic value was $4,744. For options exercisable as of January 29, 2023, the weighted average remaining contractual life was 4.4 years and the aggregate intrinsic value was $1,486.
Transactions related to restricted stock unit awards during fiscal 2022 were as follows:

	Shares	Weighted Avg Grant Date Fair Value
Outstanding at January 30, 2022	922,799	$24.88
Granted	1,639,505	33.09
Vested	(492,527)	22.46
Forfeited	(176,666)	43.72
Outstanding at January 29, 2023	1,893,111	$31.02

The weighted average grant-date fair values of restricted stock units granted during fiscal 2022, 2021 and 2020 were $33.09, $47.42, and $12.75, respectively. The total fair value of restricted stock units vested during fiscal 2022, 2021, and 2020 was approximately $20,607, $29,260, and $1,518, respectively. The unrecognized expense related to our restricted stock units was approximately $44,255 as of January 29, 2023, which will be expensed over a weighted average of 3.2 years.
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
Compensation expense related to stock option plans and time-based restricted stock units as follows for the fiscal years presented:

	2022	2021	2020
Stock options	$2,482	$431	$1,318
Restricted stock units	17,512	12,041	5,667
Total compensation expense (1)	$19,994	$12,472	$6,985
(1)    Compensation expense related to stock options and restricted stock units is included in “General and administrative expenses” in the Consolidated Statements of Comprehensive Income (Loss). Forfeitures are recorded as they occur.
Note 11: Employee Benefit Plans
We maintain voluntary defined contribution plans, both qualified and non-qualified, covering eligible employees as defined in the plan documents. Participating employees may elect to defer and contribute a portion of their eligible compensation to the plans up to limits stated in the plan documents, not to exceed the dollar amounts set by applicable laws. The Company may match a specified percentage of employee contributions, as approved, up to a maximum of 6% of eligible employee compensation, as defined. As a result of the impacts to our business arising from the COVID-19 pandemic, the Company suspended matching of employee contributions during fiscal 2020 and the first half of fiscal 2021. The Company’s match was $1,832, $714, and $—, for fiscal 2022, 2021, and 2020, respectively, which was expensed as incurred.
The non-qualified deferred compensation plan assets are invested through a rabbi trust. Assets in the rabbi trust are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value using quoted prices available on identical assets and liabilities in active markets, representing Level One assets as defined by GAAP. Deferred compensation plan assets of $9,812 and $10,587, as of January 29, 2023 and January 30, 2022, respectively, are included in “Other assets and deferred charges” and the offsetting deferred compensation plan liabilities are included in “Other liabilities” in the accompanying Consolidated Balance Sheets.
Note 12: Commitments and Contingencies
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
The Company is a defendant in several lawsuits filed in courts in California alleging violations of California Business and Professions Code, industry wage orders, wage-and-hour laws and rules and regulations pertaining primarily to the failure to pay proper regular and overtime wages, failure to pay for missed meals and rest periods, pay stub violations, failure to pay all wages due at the time of termination and other employment related claims (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or Private Attorneys General Act representative actions and seek substantial damages and penalties. The Company estimated and accrued for the most likely amount of loss during fiscal 2020 and fiscal 2021. During fiscal 2022, the Company settled a portion of the cases at the approximate amount estimated. For the remaining cases, the Company’s assessments are based on assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Management’s assessment of these California Cases, as well as other lawsuits, could change because of future determinations or the discovery of facts that are not presently known. Accordingly, the ultimate costs of resolving these cases may be substantially higher or lower than estimated. The Company continues to aggressively defend the remaining cases.
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
Note 13: Subsequent Event
On March 27, 2023, our Board of Directors approved a share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions and through trading plans. The share repurchase program may be modified, suspended, or discontinued at any time. The share repurchase authorization limit is $100,000 and the authorization expires at the end of Fiscal 2023. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.