Form 10-Q
period 2023-04-30
Dave & Buster's Entertainment, Inc.
filed 2023-06-06
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                   TO
Commission File No. 001-35664
Dave & Buster’s Entertainment, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2382255
(State of Incorporation)	(I.R.S. Employer ID)

1221 S. Beltline Rd., Suite 500, Coppell, Texas, 75019	(214)357-9588
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	PLAY	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 2, 2023, the registrant had 42,920,953 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED APRIL 30, 2023

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	April 30, 2023	January 29, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$91.5	$181.6
Inventories	47.9	45.4
Prepaid expenses	27.2	19.5
Income taxes receivable	20.7	25.5
Accounts receivable	20.3	21.7
Total current assets	207.6	293.7
Property and equipment (net of $1,088.8 and $1,043.7 of accumulated depreciation as of April 30, 2023 and January 29, 2023, respectively)	1,185.5	1,180.2
Operating lease right of use assets, net	1,352.4	1,333.6
Deferred tax assets	0.4	0.5
Tradenames	178.2	178.2
Goodwill	742.1	744.5
Other assets and deferred charges	28.2	30.3
Total assets	$3,694.4	$3,761.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current installments of long-term debt	$8.5	$8.5
Accounts payable	64.0	84.7
Accrued liabilities	332.1	342.9
Income taxes payable	4.9	1.9
Total current liabilities	409.5	438.0
Deferred income taxes	78.3	66.3
Operating lease liabilities	1,583.1	1,567.8
Other liabilities	42.5	55.7
Long-term debt, net	1,221.1	1,222.7
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400.00 shares; issued: 62.51 shares at April 30, 2023 and 62.42 at January 29, 2023; outstanding: 44.88 shares at April 30, 2023 and 48.41 at January 29, 2023	0.6	0.6
Preferred stock, 50.00 authorized; none issued	—	—
Paid-in capital	584.3	577.5
Treasury stock, 17.63 and 14.01 shares as of April 30, 2023 and January 29, 2023, respectively	(766.5)	(639.0)
Accumulated other comprehensive loss	(0.9)	(0.9)
Retained earnings	542.4	472.3
Total stockholders’ equity	359.9	410.5
Total liabilities and stockholders’ equity	$3,694.4	$3,761.0
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions, except per share amounts)

	Thirteen Weeks Ended April 30, 2023	Thirteen Weeks Ended May 1, 2022
Entertainment revenues	$393.1	$299.2
Food and beverage revenues	204.2	151.9
Total revenues	597.3	451.1
Cost of entertainment	34.3	26.8
Cost of food and beverage	56.0	43.2
Total cost of products	90.3	70.0
Operating payroll and benefits	130.6	93.4
Other store operating expenses	170.0	124.4
General and administrative expenses	31.4	28.3
Depreciation and amortization expenses	48.9	33.3
Pre-opening costs	4.7	3.0
Total operating costs	475.9	352.4
Operating income	121.4	98.7
Interest expense, net	30.7	11.4
Income before provision for income taxes	90.7	87.3
Provision for income taxes	20.6	20.3
Net income	70.1	67.0
Unrealized gain on derivatives, net of tax	—	1.3
Total other comprehensive gain	—	1.3
Total comprehensive income	$70.1	$68.3
Net income per share:
Basic	$1.46	$1.38
Diluted	$1.45	$1.35
Weighted average shares used in per share calculations:
Basic	47.93	48.58
Diluted	48.47	49.45
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions)

	Thirteen Weeks Ended April 30, 2023
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 29, 2023	62.42	$0.6	$577.5	14.01	$(639.0)	$(0.9)	$472.3	$410.5
Net income	—	—	—	—	—	—	70.1	70.1
Share-based compensation	—	—	6.7	—	—	—	—	6.7
Issuance of common stock	0.09	—	0.1	—	—	—	—	0.1
Repurchase of common stock	—	—	—	3.62	(127.5)	—	—	(127.5)
Balance April 30, 2023	62.51	$0.6	$584.3	17.63	$(766.5)	$(0.9)	$542.4	$359.9

	Thirteen Weeks Ended May 1, 2022
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 30, 2022	61.56	$0.6	$548.8	13.07	$(605.4)	$(3.6)	$335.1	$275.5
Net income	—	—	—	—	—	—	67.0	67.0
Derivatives, net of tax	—	—	—	—	—	1.3	—	1.3
Share-based compensation	—	—	3.6	—	—	—	—	3.6
Issuance of common stock	0.25	—	5.6	—	—	—	—	5.6
Repurchase of common stock	—	—	—	0.03	(1.2)	—	—	(1.2)
Balance May 01, 2022	61.81	$0.6	$558.0	13.10	$(606.6)	$(2.3)	$402.1	$351.8
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Thirteen Weeks Ended April 30, 2023	Thirteen Weeks Ended May 1, 2022
Cash flows from operating activities:
Net income	$70.1	$67.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	48.9	33.3
Non-cash interest expense	3.0	1.9
Deferred taxes	12.1	3.7
Loss on disposal of fixed assets	0.7	0.2
Share-based compensation	6.7	3.6
Other, net	(0.2)	1.0
Changes in assets and liabilities, net of assets and liabilities acquired:
Inventories	(2.5)	(1.3)
Prepaid expenses	(7.7)	(5.1)
Income tax receivable	4.0	48.2
Other current assets	1.4	(0.3)
Other assets and deferred charges	1.5	0.1
Accounts payable	(24.5)	(10.9)
Accrued liabilities	(23.5)	4.2
Income taxes payable	1.8	3.1
Other liabilities	0.6	(0.1)
Net cash provided by operating activities:	92.4	148.6
Cash flows from investing activities:
Capital expenditures	(51.2)	(40.0)
Proceeds from sales of property and equipment	0.4	0.2
Net cash used in investing activities:	(50.8)	(39.8)
Cash flows from financing activities:
Proceeds from debt	—	14.0
Payments of debt	(4.3)	(14.0)
Proceeds from the exercise of stock options	0.1	5.6
Repurchases of common stock under share repurchase program	(126.9)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(0.6)	(1.2)
Net cash provided by (used in) financing activities:	(131.7)	4.4
Increase (decrease) in cash and cash equivalents	(90.1)	113.2
Beginning cash and cash equivalents	181.6	25.9
Ending cash and cash equivalents	$91.5	$139.1
Supplemental disclosures of cash flow information:
Change in fixed asset accounts payable	$3.8	$2.9
Cash paid (refund received) for income taxes, net	$1.3	$(35.1)
Cash paid for interest, net	$27.2	$16.9
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)

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
On June 29, 2022 (the “Closing Date”), the Company completed its acquisition (the “Main Event Acquisition” or “the Acquisition”) of 100% of the equity interests of Ardent Leisure US Holding Inc. (“Ardent US”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated April 6, 2022, by and among the Company, Ardent US, Delta Bravo Merger Sub, Inc, the Company’s wholly-owned subsidiary formed for the purpose of completing the transactions set forth in the Merger Agreement, for the limited purposes set forth therein, Ardent Leisure Group Limited (“Ardent”), and, for the limited purposes set forth therein, RB ME LP (“RedBird”) and RB ME Blocker, LLC, REB ME Series 2019 Investor Aggregator LP and RedBird Series 2019 GP Co-Invest, LP. Refer to Note 2, Business Combinations, for further discussion of the Main Event Acquisition.
During the thirteen weeks ended April 30, 2023, the Company opened four stores, and as of April 30, 2023, the Company owned and operated 208 stores in 42 states, Puerto Rico and one Canadian province.
The Company operates its business as two operating segments based on its major brands, Dave & Buster's and Main Event. The Company has one reportable segment as both brands provide similar products and services to a similar customer base, are managed together by a single management team and share similar economic characteristics.
The Company operates on a 52 or 53-week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period reported has 13 weeks. Fiscal 2023, which ends on February 4, 2024, has 53 weeks. Fiscal 2022, which ended on January 29, 2023, had 52 weeks.
The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended January 29, 2023, included in our Annual Report on Form 10-K. Amounts in the consolidated financial statements of this Quarterly Report on Form 10-Q are presented in millions. The amounts in the consolidated financial statements, and the notes thereto, of our Annual Report on Form 10-K were presented in thousands.
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the thirteen weeks ended April 30, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending February 4, 2024.
Cash and cash equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks creates book overdrafts. There were no book overdrafts as of April 30, 2023 or as of January 29, 2023.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
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

	April 30, 2023	January 29, 2023
Revolving credit facility	$—	—
Term loan	846.8	864.5
Senior secured notes	449.1	441.8
	$1,295.9	$1,306.3
The Company also measures certain non-financial assets (primarily property and equipment, right-of-use assets, goodwill, tradenames, and other assets) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment. During the thirteen weeks ended April 30, 2023, there were no impairments recognized.
Revenues — Our entertainment revenues primarily consist of attractions including redemption and simulation games, bowling, laser tag, billiards and gravity ropes. Our food and beverage revenues consist of full meals, appetizers and both alcoholic and nonalcoholic beverages. The Company's revenue for these categories was as follows:

	Thirteen Weeks Ended April 30, 2023	Thirteen Weeks Ended May 1, 2022
Entertainment	$386.1	$297.1
Other (1)	7.0	2.1
Entertainment revenues (2)	$393.1	$299.2

Food and nonalcoholic beverages	$136.1	$101.4
Alcoholic beverages	68.1	50.5
Food and beverage revenues	$204.2	$151.9
(1) Primarily consists of revenue earned from party rentals and gift card redemptions and breakage (see Revenue recognition below).
(2) To better highlight that our entertainment offerings extend beyond gaming, the previously named "Amusements revenues and other" has been changed to "Entertainment revenues.".
Revenue recognition — Customers purchase cards with game play credits or “chips” to be used on a variety of redemption and simulation games. Entertainment revenues related to game play are primarily recognized as game play credits are used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations related to unredeemed tickets. The deferral is based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. During the thirteen weeks ended April 30, 2023, we recognized revenue of approximately $24.6 related to the amount in deferred entertainment revenues as of the end of fiscal 2022. These revenues are included in Entertainment revenues on the consolidated comprehensive income statement.
We recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirteen weeks ended April 30, 2023, we recognized revenue of approximately $3.8 related to the amount in deferred gift card revenue as of the end of fiscal 2022. These revenues are included in Entertainment revenues on the consolidated comprehensive income statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Earnings per share — Basic net income per share is computed by dividing net income available to common shareholders by the basic weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the diluted net income per share calculation. For the thirteen weeks ended April 30, 2023 and May 1, 2022, the Company excluded anti-dilutive awards from the calculation of approximately 0.52 and 0.10 respectively. Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows:

	Thirteen Weeks Ended
	April 30, 2023	May 1, 2022
Basic weighted average shares outstanding	47.93	48.58
Weighted average dilutive impact of awards	0.54	0.87
Diluted weighted average shares outstanding	48.47	49.45
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
Recent accounting pronouncements — We reviewed the accounting pronouncements that became effective for fiscal year 2023 and determined that either they were not applicable, or they did not have a material impact on the consolidated financial statements. We also reviewed the recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the consolidated financial statements.
Note 2: Business Combinations
On June 29, 2022, the Company acquired Main Event for approximately $832.5 in net cash and contingent consideration. Main Event is also focused on food, drinks, and entertainment, largely for the demographic target of families with young children. The acquisition is expected to put the Company in a strategic position for accelerated, profitable growth in both brands as well as create cost synergies with our Dave & Buster’s brand.
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
The following summarizes the purchase consideration paid, which consisted of cash consideration of $835.0 (adjusted for cash on hand, payment of certain seller liabilities and other normal closing adjustments), resulting in gross cash consideration paid of $853.2. The final cash consideration was subject to normal post-closing adjustments and was settled in the third quarter of 2022.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
The components of the purchase price and net assets acquired in the Main Event Acquisition are as follows:

Amount
Gross cash consideration	$853.2
Contingent consideration (1)	13.8
Less: cash acquired	(34.5)
Total consideration paid	$832.5
Assets:
Current assets	16.8
Property and equipment	338.3
Operating lease right of use assets	297.2
Tradename	99.2
Other assets and deferred charges	5.8
Liabilities:
Accounts payable	20.1
Current portion of operating lease liabilities	11.6
Accrued liabilities	41.2
Operating lease liabilities	279.2
Deferred tax liabilities	35.8
Other liabilities	6.3
Net assets acquired, excluding goodwill	$363.1
Goodwill	$469.4
(1)The Company has an obligation to pay, in cash, an aggregate amount equal to any “Transaction Tax Benefits,” with respect to any taxable year of the Company after the Closing Date ending on or before December 31, 2028, including the current taxable year. Transaction Tax Benefits is generally defined as any reduction in the Company’s liabilities for U.S. federal and state income taxes due to the use of net operating losses generated prior to the Closing Date. The contingent consideration could range from $0 (if no Transaction Tax Benefits are achieved) to a cap, as defined in the Merger Agreement of approximately $14.6 (undiscounted) and will be paid to the selling shareholders in cash. The contingent consideration was initially valued based on the present value of the maximum amount provided in the Merger Agreement pending completion of the valuation analysis.
The preliminary allocation of the purchase price for the Acquisition was based on estimates of the fair value of the net assets acquired and are subject to adjustment for up to one year upon finalization, largely with respect to acquired property and equipment; lease assets and liabilities; deferred taxes; and contingent consideration. Measurements of these items inherently require significant estimates and assumptions considered to be Level Three fair value estimates. During the thirteen weeks ended April 30, 2023, the Company recorded a $2.5 reduction of goodwill and corresponding increase in right-of-use assets, net of deferred tax adjustments.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Date, the Company will either adjust its measurement of provisional deferred income tax amounts or recognize and measure assets and liabilities not previously identified.
Unaudited Pro Forma Information
To reflect the Acquisition as if it had occurred on January 31, 2022, the unaudited pro forma results include adjustments to reflect, among other things, the interest expense from debt financings obtained to partially fund the cash consideration transferred. Pro forma adjustments were tax effected at the Company’s historical statutory rates in effect for the respective periods. The unaudited pro forma amounts are not necessarily indicative of the combined results of operations that would have been realized had the acquisitions and related financings occurred on the aforementioned dates, nor are they meant to be indicative of any anticipated combined results of operations that the Company will experience after the transaction. In addition, the amounts do not include any adjustments for actions that may be taken following the completion of the transaction, such as expected cost savings, operating synergies, or revenue enhancements that may be realized subsequent to the transaction.
The following unaudited pro forma information provides the effect of the Main Event Acquisition as if the acquisition had occurred on January 31, 2022:

Thirteen Weeks Ended
May 1, 2022
Revenues	$575.5
Net income	$71.6
The historical consolidated financial information of the Company and Main Event has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the acquisition and related financing arrangements and are factually supportable.
Note 3: Goodwill and Tradename Assets
The changes in the carrying amount of goodwill and tradename assets during fiscal 2023 and fiscal 2022 are as follows:

	Goodwill	Tradename
Balance at January 30, 2022	$272.6	$79.0
Acquisition of Main Event (1)	471.9	99.2
Balance at January 29, 2023	$744.5	$178.2
Adjustments to Main Event goodwill (1)(2)	(2.5)	—
Foreign currency translation	0.1	—
Balance at April 30, 2023	$742.1	$178.2
(1) See Note 2 for discussion of the Main Event acquisition.
(2) Adjustment to preliminary purchase price recorded during the thirteen weeks ended April 30, 2023. The Company will finalize all purchase accounting related to the Main Event acquisition in the second quarter of fiscal 2023.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 4: Accrued Liabilities
Accrued liabilities consist of the following as of the end of each period:

	April 30, 2023	January 29, 2023
Deferred entertainment revenue	$119.9	$114.4
Current portion of operating lease liabilities, net (1)	62.3	64.1
Compensation and benefits	32.3	60.6
Accrued interest	18.1	15.8
Deferred gift card revenue	14.0	16.4
Customer deposits	12.8	8.7
Property taxes	11.2	13.1
Sales and use and other taxes	9.7	10.6
Occupancy and variable rent costs	7.7	9.4
Utilities	6.9	7.2
Current portion of long-term insurance	5.7	6.7
Other	31.5	15.9
Total accrued liabilities	$332.1	$342.9
(1)The balance of leasehold incentive receivables of $5.4 and $6.0 as of April 30, 2023 and January 29, 2023, respectively, is reflected as a reduction of the current portion of operating lease liabilities.
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
Operating lease cost, variable lease cost and short-term lease cost related primarily to our facilities is included in “Other store operating expenses” for our operating stores, “Pre-opening costs” for our stores not yet operating, or “General and administrative expenses” for our store support center and warehouse, in the Consolidated Statements of Comprehensive Income.
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows:

	Thirteen Weeks Ended
	April 30, 2023	May 1, 2022
Operating lease cost	$48.0	$34.8
Variable lease cost	10.7	9.8
Short-term lease cost	0.7	0.1
Total	$59.4	$44.7
Operating lease payments in the table above includes minimum lease payments for future sites for which the leases have commenced. Operating lease payments exclude approximately $244.7 of minimum lease payments for twelve executed facility leases which have not yet commenced.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 6: Debt
Long-term debt consists of the following:

	April 30, 2023	January 29, 2023
Credit facility—revolver	$—	$—
Credit facility—term loan	843.6	847.9
Senior secured notes	440.0	440.0
Total debt outstanding	1,283.6	1,287.9
Less current installments of long-term debt	(8.5)	(8.5)
Less issue discount on term loan	(37.2)	(38.9)
Less debt issuance costs	(16.8)	(17.8)
Long-term debt, net	$1,221.1	$1,222.7
In connection with the closing of the Main Event Acquisition on June 29, 2022, D&B Inc entered into a senior secured credit agreement, which refinanced the $500.0 existing revolving facility, extended the maturity date to June 29, 2027, and added a new term loan facility in the aggregate principal amount of $850.0, with a maturity date of June 29, 2029 (“Credit Facility”). The proceeds of the term loan, net of an original issue discount of $42.5, were used to pay the consideration for the Acquisition. The revolving credit facility can expire before the stated maturity date if the aggregate outstanding principal amount of the 7.625% senior notes (described below) exceeds $100.0 91 days prior to November 1, 2025. A portion of the revolving facility not to exceed $35.0 is available for the issuance of letters of credit.
As of April 30, 2023, we had letters of credit outstanding of $9.8 and an unused commitment balance of $490.2 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.
During fiscal 2020, the Company issued $550.0 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries. During fiscal 2022, the Company redeemed a total of $110.0 outstanding principal amount of the Notes. As of October 27, 2022, the Company may elect to further redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date.
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
Amortization of debt issuance costs and original issue discount, which is included in interest expense, net on the consolidated statements of comprehensive income, was $3.0 for the thirteen weeks ended April 30, 2023 and $1.0 for the thirteen weeks ended May 1, 2022. For the thirteen weeks ended April 30, 2023, and May 1, 2022, the Company’s weighted average effective interest rate on our total debt facilities (before capitalized interest amounts) was 10.3% and 10.9%, respectively.
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
defined, as of the end of each fiscal quarter. We were in compliance with our covenants and the terms of our debt agreements as of April 30, 2023.
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
Note 8: Stockholders' Equity and Share-Based Compensation
Share issuances and repurchases
The Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively, we withheld 0.02 and 0.03 shares of common stock to satisfy $0.6 and $1.2 of employees’ tax obligations, respectively.
On March 27, 2023, our Board of Directors approved a share repurchase program with an authorization limit of $100.0, expiring at the end of fiscal 2023. During the thirteen weeks ended April 30, 2023, the Company repurchased the full amount of $100.0 authorized under this program totaling 2.86 million shares at an average of $34.98 per share.
On April 19, 2023, our Board of Directors approved a share repurchase program with an authorization limit of $200.0, expiring at the end of fiscal 2023. During the thirteen weeks ended April 30, 2023, the Company repurchased 0.75 million shares at an average of $34.18 per share. The remaining dollar value of shares that may be repurchased under the plan is $174.5.
Share-based compensation
Our compensation expense related to share-based compensation was as follows:

	Thirteen Weeks Ended
	April 30, 2023	May 1, 2022
General and administrative expenses	$6.7	$3.6
Our share-based compensation award activity during the thirteen weeks ended April 30, 2023 was as follows:

	Options	Restricted Stock Units	Total
Outstanding at January 29, 2023	0.98	1.89	2.87
Granted	0.08	0.26	0.34
RSU vestings	n/a	(0.06)	(0.06)
Forfeited	—	(0.02)	(0.02)
Outstanding at April 30, 2023	1.06	2.07	3.13
Remaining unrecognized compensation expense	$6.6	$46.6	$53.2
The fair value of our time-based and performance-based restricted stock units is based on our closing stock price on the date of grant. The grant date fair value of stock options was determined using the Black-Scholes option valuation model. The grant date fair value of performance-based awards with market conditions was determined using the Monte Carlo valuation model. The unrecognized expense will all be substantially recognized by the end of fiscal 2025.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
During the thirteen weeks ended April 30, 2023, the Company granted certain options, time-based, performance-based, and market-based restricted stock units to employees and directors of the Company. These grants vest over a range of one year to 5 years. Certain of the market-based restricted stock units can vest earlier if the targets are achieved prior to that time. As a result, the requisite service period for such grants was determined to be less than the explicit service period.
During the thirteen weeks ended April 30, 2023 and May 1, 2022, excess tax expense (benefit) of $0.4 and $(0.1), respectively, were recognized in the “Provision for income taxes” in the Consolidated Statement of Comprehensive Income and classified as a source in operating activities in the Consolidated Statement of Cash Flows.
Note 9: Income Taxes
The effective tax rate for the thirteen weeks ended April 30, 2023, was 22.7%, compared to 23.3% for the thirteen weeks ended May 1, 2022. The current year tax provision includes a favorable state apportionment impact resulting from the acquisition of Main Event and legal entity restructuring.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in fiscal 2018, 2019 and 2020. The Company has $24.2 of federal tax refunds remaining from the fiscal 2020 carryback claim filed during fiscal 2021.
Note 10: Subsequent Event
Between May 1 and May 11, 2023, the Company repurchased 2.09 shares for a total of $74.5, excluding the impact of excise taxes that will be due under the Inflation Reduction Act of 2022. In fiscal 2023, through the filing of this quarterly report on Form 10-Q, the Company has repurchased 5.70 shares representing 11.8% of the shares issued and outstanding as of January 29, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying unaudited consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2023. Amounts included in the following discussion, except for operating weeks and per share amounts, are rounded in millions.
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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not a guarantee of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report as a result of various factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 28, 2023. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, such results or developments may not be indicative of results or developments in subsequent periods.
Quarterly Financial Highlights
•First quarter total revenues of $597.3 million increased $146.2 million, or 32.4%, from the first quarter of 2022. Main Event branded stores contributed $138.3 million of revenue during the quarter.
•Comparable sales at Dave & Buster’s branded stores decreased 4.1% compared with the first quarter of 2022.
•Net income totaled $70.1 million, or $1.45 per diluted share, compared with $67.0 million, or $1.35 per diluted share, in the first quarter of 2022.
•Adjusted EBITDA of $182.1 million increased 29.8% from the first quarter of 2022.
•The Company repurchased 3.61 million shares in the first quarter at a total cost of $125.5 million or $34.82 per share. Subsequent to the end of the quarter, the Company has purchased an additional 2.1 million shares at a total cost of $74.5 million or $35.63 per share, bringing the total repurchases to 5.7 million shares totaling $200.0 million, representing approximately 12% of the outstanding shares in Fiscal 2023.
•We ended the quarter with $91.5 million in cash and $490.2 million of liquidity available under the Company’s revolving credit facility.
•We opened a new Dave & Buster's store in Puerto Rico and three new Main Event stores in Little Rock, AR, Tucson, AZ, and Lexington, KY.
General
We are a leading owner and operator of high-volume venues in North America that combine dining and entertainment for both adults and families under the “Dave & Buster’s” and “Main Event” brands. The core of our concept is to offer our customers quality dining and various forms of entertainment all in one location. Our entertainment offerings provide an extensive assortment of attractions centered around playing games, bowling, and watching live sports and other televised events. Our brands appeal to a relatively balanced mix of male and female adults, as well as families and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.
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
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance, including:
Comparable store sales. Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the fiscal year and excluding stores permanently closed during the period. For fiscal 2023, our comparable store base consists of 141 Dave & Buster's branded stores. Our Main Event branded stores are not included in comparable store sales for the thirteen weeks ended April 30, 2023.
New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. For the thirteen weeks ended April 30, 2023, we opened four new stores.
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
Credit Adjusted EBITDA
We define “Credit Adjusted EBITDA” as Adjusted EBITDA plus certain other items as defined in our Credit Facility (see Liquidity and Capital Resources below). Other adjustments include (i) entertainment revenue deferrals, (ii) the cost of new projects, including store pre-opening costs, (iii) business optimization expenses and other restructuring costs, and (iv) other costs and adjustments as permitted by the Debt Agreements. We believe the presentation of Credit Adjusted

EBITDA is appropriate as it provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Credit Facility.
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
Presentation of Operating Results
We operate on a 52-week or 53-week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. All references to the first quarter of 2023 relate to the 13-week period ended April 30, 2023. All references to the first quarter of 2022 relate to the 13-week period ended May 1, 2022. Fiscal 2023 consists of 53 weeks and fiscal 2022 consists of 52 weeks. All dollar amounts are presented in millions, unless otherwise noted, except per share amounts.
Store-Level Variability, Quarterly Fluctuations, Seasonality and Inflation
We operate stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs.
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

Thirteen Weeks Ended April 30, 2023 Compared to Thirteen Weeks Ended May 1, 2022
Results of operations. The following table sets forth selected data, in millions of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks Ended April 30, 2023		Thirteen Weeks Ended May 1, 2022
Entertainment revenues	$393.1	65.8%	$299.2	66.3%
Food and beverage revenues	204.2	34.2%	151.9	33.7%
Total revenues	597.3	100.0%	451.1	100.0%
Cost of entertainment (% of entertainment revenues)	34.3	8.7%	26.8	9.0%
Cost of food and beverage (% of food and beverage revenues)	56.0	27.4%	43.2	28.4%
Total cost of products	90.3	15.1%	70.0	15.5%
Operating payroll and benefits	130.6	21.9%	93.4	20.7%
Other store operating expenses	170.0	28.5%	124.4	27.6%
General and administrative expenses	31.4	5.3%	28.3	6.3%
Depreciation and amortization expenses	48.9	8.2%	33.3	7.4%
Pre-opening costs	4.7	0.8%	3.0	0.7%
Total operating costs	475.9	79.7%	352.4	78.1%
Operating income	121.4	20.3%	98.7	21.9%
Interest expense, net	30.7	5.1%	11.4	2.5%
Income before provision for income taxes	90.7	15.2%	87.3	19.4%
Provision for income taxes	20.6	3.4%	20.3	4.5%
Net income	$70.1	11.7%	$67.0	14.9%
Company-owned stores at end of period		208		145
Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles (in millions of dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended April 30, 2023		Thirteen Weeks Ended May 1, 2022
Net income	$70.1	11.7%	$67.0	14.9%
Interest expense, net	30.7		11.4
Provision for income taxes	20.6		20.3
Depreciation and amortization expense	48.9		33.3
EBITDA	170.3	28.5%	132.0	29.3%
Loss on asset disposal	0.7		0.2
Share-based compensation	6.7		3.6
Transaction and integration costs	2.6		4.4
Other items, net (1)	1.8		0.1
Adjusted EBITDA	$182.1	30.5%	$140.3	31.1%
(1) Includes $1.5 of enterprise resource planning and related systems implementation costs for the thirteen weeks ended April 30, 2023.

Store Operating Income Before Depreciation and Amortization
The following table reconciles (in millions of dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended April 30, 2023		Thirteen Weeks Ended May 1, 2022
Operating income	$121.4	20.3%	$98.7	21.9%
General and administrative expenses	31.4		28.3
Depreciation and amortization expense	48.9		33.3
Pre-opening costs	4.7		3.0
Store Operating Income Before Depreciation and Amortization	$206.4	34.6%	$163.3	36.2%
Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Thirteen Weeks Ended April 30, 2023	Thirteen Weeks Ended May 1, 2022
New store and operating initiatives	$39.0	$35.1
Games	0.2	1.5
Maintenance capital	15.4	6.3
Total capital additions	$55.0	$42.9
Payments from landlords	$2.3	$0.7
Results of Operations
Revenues
Selected revenue and store data (in millions except for store operating weeks) for the periods indicated are as follows:

	Thirteen Weeks Ended
	April 30, 2023	May 1, 2022	Change
Total revenues	$597.3	$451.1	$146.2
Total store operating weeks	2,690	1,876	814
Comparable store revenues	$427.4	$445.6	$(18.2)
Comparable store operating weeks	1,833	1,833	—
Noncomparable store revenues—Dave & Buster’s	$30.9	$5.1	$25.8
Noncomparable store operating weeks—Dave & Buster’s	143	43	100
Noncomparable store revenues—Main Event	$138.3	—	$138.3
Noncomparable store operating weeks—Main Event	714	—	714
Other revenues and deferrals—Dave & Buster’s	$0.7	$0.4	$0.3
Total revenues increased $146.2 million, or 32.4%, to $597.3 million in the first quarter of 2023 compared to $451.1 million in the first quarter of 2022. The increase in revenue is primarily attributable to $138.3 million in revenue from our Main Event stores, which were acquired on June 29, 2022, and $25.8 million in revenue from new, noncomparable, Dave & Buster's stores, partially offset by a 4.1% decrease in comparable store sales. The decrease in comparable store revenue is due primarily to a reduction in transaction counts relative to the robust consumer environment of the prior year period, partially offset by increases in food and beverage prices.

	Thirteen Weeks Ended
	April 30, 2023	May 1, 2022
Entertainment revenues	65.8%	66.3%
Food revenues	22.8%	22.5%
Beverage revenues	11.4%	11.2%
The shift in mix from entertainment revenues to food and beverage revenues is due primarily to the reduction in entertainment revenue transaction counts, increased special events, and food and beverage price increases. Comparable entertainment revenues in the first quarter of 2023 decreased by $20.9 million, or 7.0%, to $277.0 million from $297.9 million in the first quarter of 2022. Food sales at comparable stores increased by $1.1 million, or 1.1%, to $99.6 million in the first quarter of 2023 from $98.5 million in the first quarter of 2022. Beverage sales at comparable stores increased by $1.6 million, or 3.3%, to $50.8 million in the first quarter of 2023 from $49.2 million in the first quarter of 2022.
Cost of products
The total cost of products was $90.3 million for the first quarter of 2023 and $70.0 million for the first quarter of 2022. The total cost of products as a percentage of total revenues decreased to 15.1% for the first quarter of 2023 compared to 15.5% for the first quarter of 2022.
Cost of entertainment increased to $34.3 million in the first quarter of 2023 compared to $26.8 million in the first quarter of 2022. The cost of entertainment, as a percentage of entertainment revenues, decreased to 8.7% for the first quarter of 2023 from 9.0% in the first quarter of 2022.
Cost of food and beverage products increased to $56.0 million for the first quarter of 2023 compared to $43.2 million for the first quarter of 2022. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 27.4% for the first quarter of 2023 from 28.4% for the first quarter of 2022. The decrease was primarily attributable food and beverage price increases, partially offset by unfavorable impacts of commodity cost increases.
Operating payroll and benefits
Total operating payroll and benefits increased to $130.6 million in the first quarter of 2023 compared to $93.4 million in the first quarter of 2022. Total operating payroll and benefits for the first quarter of 2023 included approximately $34.0 million of payroll and benefits from our Main Event stores. The total cost of operating payroll and benefits as a percentage of total revenues was 21.9% in the first quarter of 2023 compared to 20.7% in the first quarter of 2022. This increase is primarily due to hourly wage rate and manager salary increases.
Other store operating expenses
Other store operating expenses increased to $170.0 million in the first quarter of 2023 compared to $124.4 million in the first quarter of 2022. The increase is primarily due to the addition of $37.4 million of operating costs related to our Main Event stores, the impact of Dave & Buster’s new store openings, and higher utilities, maintenance, security, cleaning services and marketing costs. Other store operating expense as a percentage of total revenues increased to 28.5% in the first quarter of 2023 compared to 27.6% in the first quarter of 2022. This increase in basis points was due primarily to increased security, cleaning services, and marketing costs.
General and administrative expenses
General and administrative expenses increased to $31.4 million in the first quarter of 2023 compared to $28.3 million in the first quarter of 2022. The increase in general and administrative expenses was driven primarily by higher payroll and benefits cost related to the addition of Main Event store support center personnel, partially offset by synergies subsequent to the Main Event acquisition, and higher stock based compensation expense. General and administrative expenses as a percentage of total revenues decreased to 5.3% in the first quarter of 2023 compared to 6.3% in the first quarter of 2022 due primarily to sales leverage.

Depreciation and amortization expense
Depreciation and amortization expense increased to $48.9 million in the first quarter of 2023 compared to $33.3 million in the first quarter of 2022, primarily due to the addition of Main Event, which totaled $15.0 million for the first quarter of 2023.
Pre-opening costs
Pre-opening costs increased to $4.7 million in the first quarter of 2023 compared to $3.0 million in the first quarter of 2022 primarily due to $3.3 million of pre-opening costs related to Main Event stores, partially offset by a decrease in costs related to the timing of Dave & Buster's store openings in the first quarter of 2023.
Interest expense, net
Interest expense, net increased to $30.7 million in the first quarter of 2023 compared to $11.4 million in the first quarter of 2022 due primarily to an increase in average outstanding debt.
Provision for income taxes
The effective tax rate for the first quarter of 2023 was 22.7%, compared to 23.3% for the first quarter of 2022. The current year tax provision includes a favorable state apportionment impact resulting from the acquisition of Main Event and legal entity restructuring.

Liquidity and Capital Resources
Debt
In connection with the closing of the Main Event Acquisition on June 29, 2022, D&B Inc entered into a senior secured credit agreement, which refinanced the $500.0 million existing revolving facility, extended the maturity date to June 29, 2027, and added a new term loan facility in the aggregate principal amount of $850.0 million, with a maturity date of June 29, 2029 (“Credit Facility”). The proceeds of the term loan, net of an original issue discount of $42.5 million, were used to pay the consideration for the Acquisition. The revolving credit facility can expire before the stated maturity date if the aggregate outstanding principal amount of the 7.625% senior secured notes (described below) exceeds $100.0 million 91 days prior to November 1, 2025. A portion of the revolving facility not to exceed $35.0 million is available for the issuance of letters of credit.
As of April 30, 2023, we had letters of credit outstanding of $9.8 million and an unused commitment balance of $490.2 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 million and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.
During fiscal 2020, the Company issued $550.0 million aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries. During fiscal 2022, the Company redeemed a total of $110.0 million outstanding principal amount of the Notes. Beginning October 27, 2022, the Company may elect to further redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date.
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
Amortization of debt issuance costs and original issue discount, which is included in interest expense, net on the consolidated statements of comprehensive income, was $3.0 million for the thirteen weeks ended April 30, 2023 and $1.0 million for the thirteen weeks ended May 1, 2022. For the thirteen weeks ended April 30, 2023, and May 1, 2022, the Company’s weighted average effective interest rate on our total debt facilities (before capitalized interest amounts) was 10.3% and 10.9%, respectively.
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined, as of the end of each fiscal quarter, beginning with the Company’s first full fiscal quarter after the Closing Date. We were in compliance with our covenants and the terms of our debt agreements as of April 30, 2023.
Credit Adjusted EBITDA and Net Total Leverage Ratio.
The following table reconciles Net income to Credit Adjusted EBITDA, as defined in our Credit Facility for the periods indicated:

	Thirteen Weeks Ended April 30, 2023	Trailing Four Quarters Ended April 30, 2023
Net income	$70.1	$140.2
Add back:
Interest expense, net	30.7	106.7
Loss on debt extinguishment / refinancing	—	1.5
Provision for income taxes	20.6	36.8
Depreciation and amortization expense	48.9	184.9
EBITDA	170.3	470.1
Add back:
Loss on asset disposal	0.7	1.3
Impairment of long-lived assets and lease termination costs	—	1.8
Share-based compensation	6.7	23.1
Merger and integration costs	2.6	23.5
Pre-opening costs	4.7	16.3
Entertainment revenue deferrals	4.7	13.1
Proforma Main Event adjustments (1)	—	15.0
Information systems implementation costs and other items	1.8	2.4
Credit Adjusted EBITDA, a non-GAAP measure	$191.5	$566.6
The following table calculates Net Total Leverage Ratio, as defined in our Credit Facility, as of and for the period indicated:

		As Of And For The Trailing Four Quarters Ended April 30, 2023
Credit Adjusted EBITDA (a)		$566.6
Total debt (1)		$1,229.6
Less: Cash and cash equivalents		$(91.5)
Add: Outstanding letters of credit		$9.8
Net debt (b)		$1,147.9
Net Total Leverage Ratio (b / a)	2.0	x
(1) Amount equals the face amount of debt outstanding less unamortized debt issuance costs and debt discount.
Dividends and Share Repurchases
On March 27, 2023, our Board of Directors approved a share repurchase program with an authorization limit of $100.0 million, expiring at the end of fiscal 2023. During the thirteen weeks ended April 30, 2023, the Company repurchased the full amount of $100.0 million authorized under this program totaling 2.86 million shares at an average of $34.98 per share.
On April 19, 2023, our Board of Directors approved a share repurchase program with an authorization limit of $200.0 million, expiring at the end of fiscal 2023. During the thirteen weeks ended April 30, 2023, the Company repurchased 0.75 million shares at an average of $34.18 per share. The remaining dollar value of shares that may be repurchased under the plan is $174.5 million.
There were no dividends declared or paid during the thirteen weeks ended April 30, 2023. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, compliance with debt agreements and other factors that the Board of Directors considers relevant.

Cash and Cash Equivalents
As of April 30, 2023, the Company had cash and cash equivalents of $91.5 million. The Company can operate with a working capital deficit because cash from sales is usually received before related liabilities for product supplies, labor and services become due. Our operations do not require significant inventory or receivables and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as non-current assets and not a part of working capital. Based on our current business plan, we believe our cash and cash equivalents combined with expected cash flows from operations, available borrowings under our revolving credit facility and expected payments from landlords should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our capital allocation strategy, including capital expenditures, through at least the next twelve months.
Cash Flow Activity
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
Cash flow from operating activities decreased to $92.4 million in the thirteen weeks ended April 30, 2023 compared to $148.6 million for the thirteen weeks ended May 1, 2022 driven primarily by the receipt of a federal tax refund in the amount of approximately $33.2 million in the prior year and the timing changes in working capital, partially offset by 814 more store operating weeks. The increase in store operating weeks consisted of 714 weeks for the acquired and newly opened Main Event stores and 100 weeks for noncomparable Dave & Buster's stores.
Investing Activities — Cash flow used in investing increased to $50.8 million in the thirteen weeks ended April 30, 2023 from $39.8 million for the thirteen weeks ended May 1, 2022 primarily due to increased capital expenditures. See Capital Additions above for further discussion of capital expenditures by category.
Financing Activities — Cash flow used in financing was $131.7 million in the thirteen weeks ended April 30, 2023 compared to cash flow from financing activities of $4.4 million in the thirteen weeks ended May 1, 2022. During the thirteen weeks ended April 30, 2023, the Company repurchased shares worth $126.9 million and made principal payments on its outstanding term loan of $4.3 million. During the thirteen weeks ended May 1, 2022, the Company received proceeds of $5.6 million related to exercises of stock options.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business to our contractual obligations since January 29, 2023, as reported on Form 10-K filed with the SEC on March 28, 2023.
Accounting policies and estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis, and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates is included in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
Recent accounting pronouncements
Refer to Note 1 to the Unaudited Consolidated Financial Statements for information regarding new accounting pronouncements.

Recent events
In fiscal 2023, through the filing of this quarterly report on Form 10-Q, the Company has repurchased 5.70 million shares representing 11.8% of the shares issued and outstanding as of January 29, 2023.
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
Interest Rate Risk
In the second quarter of fiscal 2022, the Company elected SOFR as the alternative base rate for outstanding borrowings on the Credit Facility, which is based on variable rates. As of April 30, 2023, the Company had no balance outstanding on our revolving facility and an outstanding balance of $843.6 million on the term loan facility. The impact on our annual results of operations of a hypothetical one percentage point interest rate change on the outstanding balance of the credit facility as of April 30, 2023 would be approximately $8.4 million.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first quarter ended April 30, 2023. The Main Event Acquisition had a material impact on internal control over financial reporting. The Company will include Main Event in our evaluation of internal control over financial reporting for the fiscal year ending February 4, 2024.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 7 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.
Item 1A.    Risk Factors
See discussion in “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended January 29, 2023.
Item 2.    Unregistered Sales of Equity Securities
Information regarding repurchase of our common stock, in millions, except share amounts, during the thirteen weeks ended April 30, 2023:

Period (1)	Total Number of Shares Repurchased (in millions)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2) (in millions)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans (3) (in millions)
January 30 to February 26, 2023	—	$—	—	$—
February 27 to April 2, 2023	—	$—	—	$100.0
April 3 to April 30, 2023	3.61	$34.82	3.61	$174.5
(1)The Company uses a "4-5-4" calendar to determine the months in each quarter. The periods presented represent the 4 weeks, 5 weeks, and 4 weeks making up the thirteen week quarter ending April 30, 2023.
(2)Our Board of Directors approved share repurchase programs in March and April of 2023 (see further discussion at Note 8), under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program may be modified, suspended or discontinued at any time.
(3)Based on total share repurchase authorizations in effect at the end of each period presented.

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
__________________
*Filed herein

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: June 6, 2023	By:	/s/ Christopher Morris
Christopher Morris
Chief Executive Officer

Date: June 6, 2023	By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Chief Financial Officer