Form 10-Q
period 2023-07-30
Dave & Buster's Entertainment, Inc.
filed 2023-09-06
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2023, the registrant had 42,945,327 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED JULY 30, 2023

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	July 30, 2023	January 29, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$82.6	$181.6
Inventories	43.7	45.4
Prepaid expenses	25.1	19.5
Income taxes receivable	33.2	25.5
Accounts receivable	23.4	21.7
Total current assets	208.0	293.7
Property and equipment (net of $1,130.2 and $1,043.7 of accumulated depreciation as of July 30, 2023 and January 29, 2023, respectively)	1,221.7	1,180.2
Operating lease right of use assets, net	1,352.7	1,333.6
Tradenames	178.2	178.2
Goodwill	742.5	744.5
Other assets and deferred charges	26.3	30.8
Total assets	$3,729.4	$3,761.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current installments of long-term debt	$9.0	$8.5
Accounts payable	69.6	84.7
Accrued liabilities	340.8	342.9
Income taxes payable	3.1	1.9
Total current liabilities	422.5	438.0
Deferred income taxes	83.5	66.3
Operating lease liabilities	1,586.8	1,567.8
Other liabilities	43.5	55.7
Long-term debt, net	1,278.7	1,222.7
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400.00 shares; issued: 62.69 shares at July 30, 2023 and 62.42 at January 29, 2023; outstanding: 42.97 shares at July 30, 2023 and 48.41 at January 29, 2023	0.6	0.6
Preferred stock, 50.00 authorized; none issued	—	—
Paid-in capital	590.1	577.5
Treasury stock, 19.72 and 14.01 shares as of July 30, 2023 and January 29, 2023, respectively	(843.8)	(639.0)
Accumulated other comprehensive loss	(0.8)	(0.9)
Retained earnings	568.3	472.3
Total stockholders’ equity	314.4	410.5
Total liabilities and stockholders’ equity	$3,729.4	$3,761.0
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Entertainment revenues	$360.8	$311.4	$753.9	$610.6
Food and beverage revenues	181.3	157.0	385.5	308.9
Total revenues	542.1	468.4	1,139.4	919.5
Cost of entertainment	34.4	29.1	68.7	55.9
Cost of food and beverage	49.2	46.5	105.2	89.7
Total cost of products	83.6	75.6	173.9	145.6
Operating payroll and benefits	127.0	113.6	257.6	207.0
Other store operating expenses	169.1	142.5	339.1	266.9
General and administrative expenses	32.2	37.7	63.6	66.0
Depreciation and amortization expenses	49.1	38.6	98.0	71.9
Pre-opening costs	4.0	3.9	8.7	6.9
Total operating costs	465.0	411.9	940.9	764.3
Operating income	77.1	56.5	198.5	155.2
Interest expense, net	32.9	17.1	63.6	28.5
Loss on debt refinancing	11.2	1.5	11.2	1.5
Income before provision for income taxes	33.0	37.9	123.7	125.2
Provision for income taxes	7.1	8.8	27.7	29.1
Net income	25.9	29.1	96.0	96.1
Unrealized foreign currency translation gain	0.1	—	0.1	—
Unrealized gain on derivatives, net of tax	—	1.4	—	2.7
Total other comprehensive gain	0.1	1.4	0.1	2.7
Total comprehensive income	$26.0	$30.5	$96.1	$98.8
Net income per share:
Basic	$0.60	$0.60	$2.11	$1.97
Diluted	$0.60	$0.59	$2.09	$1.95
Weighted average shares used in per share calculations:
Basic	43.01	48.83	45.47	48.71
Diluted	43.38	49.27	45.83	49.36
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in millions)

	Twenty-Six Weeks Ended July 30, 2023
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 29, 2023	62.42	$0.6	$577.5	14.01	$(639.0)	$(0.9)	$472.3	$410.5
Net income	—	—	—	—	—	—	70.1	70.1
Share-based compensation	—	—	6.7	—	—	—	—	6.7
Issuance of common stock	0.09	—	0.1	—	—	—	—	0.1
Repurchase of common stock	—	—	—	3.62	(127.5)	—	—	(127.5)
Balance April 30, 2023	62.51	$0.6	$584.3	17.63	$(766.5)	$(0.9)	$542.4	$359.9
Net income	—	—	—	—	—	—	25.9	25.9
Unrealized foreign currency translation gain	—	—	—	—	—	0.1	—	0.1
Share-based compensation	—	—	5.2	—	—	—	—	5.2
Issuance of common stock	0.18	—	0.6	—	—	—	—	0.6
Repurchase of common stock	—	—	—	2.09	(77.3)	—	—	(77.3)
Balance July 30, 2023	62.69	$0.6	$590.1	19.72	$(843.8)	$(0.8)	$568.3	$314.4

	Twenty-Six Weeks Ended July 31, 2022
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance January 30, 2022	61.56	$0.6	$548.8	13.07	$(605.4)	$(3.6)	$335.1	$275.5
Net income	—	—	—	—	—	—	67.0	67.0
Derivatives, net of tax	—	—	—	—	—	1.3	—	1.3
Share-based compensation	—	—	3.6	—	—	—	—	3.6
Issuance of common stock	0.25	—	5.6	—	—	—	—	5.6
Repurchase of common stock	—	—	—	0.03	(1.2)	—	—	(1.2)
Balance May 1, 2022	61.81	$0.6	$558.0	13.10	$(606.6)	$(2.3)	$402.1	$351.8
Net income	—	—	—	—	—	—	29.1	29.1
Derivatives, net of tax	—	—	—	—	—	1.4	—	1.4
Share-based compensation	—	—	4.7	—	—	—	—	4.7
Issuance of common stock	0.40	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	0.89	(30.6)	—	—	(30.6)
Balance July 31, 2022	62.21	$0.6	$562.7	13.99	$(637.2)	$(0.9)	$431.2	$356.4
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Twenty-Six Weeks Ended July 30, 2023	Twenty-Six Weeks Ended July 31, 2022
Cash flows from operating activities:
Net income	$96.0	$96.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	98.0	71.9
Non-cash interest expense	6.0	3.8
Deferred taxes	16.3	18.9
Loss on debt refinancing	11.2	1.5
Share-based compensation	11.9	8.3
Other, net	5.9	5.1
Changes in assets and liabilities, net of assets and liabilities acquired:
Inventories	1.7	(1.7)
Prepaid expenses	(5.6)	(3.9)
Income tax receivable	(7.7)	30.2
Accounts receivable	(1.6)	(2.3)
Other assets and deferred charges	3.5	0.9
Accounts payable	(23.5)	(20.3)
Accrued liabilities	(18.5)	26.9
Income taxes payable	1.2	0.2
Other liabilities	1.4	(2.5)
Net cash provided by operating activities:	196.2	233.1
Cash flows from investing activities:
Capital expenditures	(133.8)	(99.9)
Acquisition of a business, net of cash acquired	—	(822.7)
Proceeds from sales of property and equipment	0.4	0.4
Net cash used in investing activities:	(133.4)	(922.2)
Cash flows from financing activities:
Proceeds from term loan and revolver	87.4	821.5
Term loan and revolver payments	(44.3)	(14.0)
Debt issuance costs	(3.1)	(17.7)
Proceeds from the exercise of stock options	0.7	5.6
Repurchases of common stock under share repurchase program	(200.0)	(25.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(2.5)	(6.8)
Net cash provided by (used in) financing activities:	(161.8)	763.6
Increase (decrease) in cash and cash equivalents	(99.0)	74.5
Beginning cash and cash equivalents	181.6	25.9
Ending cash and cash equivalents	$82.6	$100.4
Supplemental disclosures of cash flow information:
Change in fixed asset accounts payable	$8.4	$5.2
Cash paid (refund received) for income taxes, net	$17.8	$(20.6)
Cash paid for interest, net	$57.9	$22.0
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)

Note 1: Summary of Significant Accounting Policies
The accompanying consolidated financial statements include the accounts of Dave & Buster’s Entertainment, Inc. (referred to herein as the “Company”, “we,” “us” and “our”), any predecessor companies and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Coppell, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families.
On June 29, 2022 (the “Closing Date”), the Company completed its acquisition (the “Main Event Acquisition” or “the Acquisition”) of 100% of the equity interests of Ardent Leisure US Holding Inc. (“Ardent US”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated April 6, 2022, by and among the Company, Ardent US, Delta Bravo Merger Sub, Inc, the Company’s wholly-owned subsidiary formed for the purpose of completing the transactions set forth in the Merger Agreement, for the limited purposes set forth therein, Ardent Leisure Group Limited (“Ardent”), and, for the limited purposes set forth therein, RB ME LP (“RedBird”) and RB ME Blocker, LLC, RB ME Series 2019 Investor Aggregator LP and RedBird Series 2019 GP Co-Invest, LP. Refer to Note 2, Business Combinations, for further discussion of the Main Event Acquisition.
During the twenty-six weeks ended July 30, 2023, the Company opened seven stores, and as of July 30, 2023, the Company owned and operated 211 stores in 42 states, Puerto Rico and one Canadian province.
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
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the thirteen and twenty-six weeks ended July 30, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending February 4, 2024.
Cash and cash equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks create book overdrafts. There were no book overdrafts as of July 30, 2023 or as of January 29, 2023.
Fair value of financial instruments — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, and other current liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is determined based on traded price data as of the measurement date, which we classify as a level two input within the fair value hierarchy as defined under GAAP. The fair value of the Company's debt was as follows as of the periods indicated:

	July 30, 2023	January 29, 2023
Revolving credit facility	$—	—
Term loan	900.6	864.5
Senior secured notes	446.0	441.8
	$1,346.6	$1,306.3
The Company also measures certain non-financial assets (primarily property and equipment, right-of-use assets, goodwill, tradenames, and other assets) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment. The Company recorded $1.7 of property and equipment impairment that was removed from service during the thirteen and twenty-six weeks ended July 30, 2023.
Revenues — Our entertainment revenues primarily consist of attractions including redemption and simulation games, bowling, laser tag, billiards and gravity ropes. Our food and beverage revenues consist of full meals, appetizers and both alcoholic and non-alcoholic beverages. The Company's revenue for these categories was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Entertainment	$353.1	$308.1	$739.2	$605.2
Other (1)	7.7	3.3	14.7	5.4
Entertainment revenues	$360.8	$311.4	$753.9	$610.6

Food and non-alcoholic beverages	$125.1	$109.4	$261.2	$210.8
Alcoholic beverages	56.2	47.6	124.3	98.1
Food and beverage revenues	$181.3	$157.0	$385.5	$308.9
(1)     Primarily consists of revenue earned from party rentals and gift card redemptions and breakage (see Revenue recognition below).
Revenue recognition — Customers purchase cards with game play credits or “chips” to be used on a variety of redemption and simulation games. Entertainment revenues related to game play are primarily recognized as game play credits are used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations related to unredeemed tickets. The deferral is based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. During the twenty-six weeks ended July 30, 2023, we recognized revenue of approximately $43.7 related to the amount in deferred entertainment revenues as of the end of fiscal 2022. These revenues are included in Entertainment revenues on the consolidated comprehensive income statement.
We recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the twenty-six weeks ended July 30, 2023, we recognized revenue of approximately $6.2 related to the amount in deferred gift card revenue as of the end of fiscal 2022. These revenues are included in Entertainment revenues on the consolidated comprehensive income statements.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Basic weighted average shares outstanding	43.01	48.83	45.47	48.71
Weighted average dilutive impact of awards	0.37	0.44	0.36	0.65
Diluted weighted average shares outstanding	43.38	49.27	45.83	49.36
Weighted average awards excluded as anti-dilutive	0.51	0.29	0.51	0.18
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
Note 2: Business Combinations
On June 29, 2022, the Company acquired Main Event for net cash and contingent consideration. Main Event is also focused on food, drinks, and entertainment, largely for the demographic target of families with young children. The acquisition is expected to put the Company in a strategic position for accelerated, profitable growth in both brands as well as create cost synergies with our Dave & Buster’s brand. We finalized our accounting for the Main Event Acquisition during the twenty-six weeks ended July 30, 2023.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
The components of the purchase price and net assets acquired in the Main Event Acquisition are as follows:

Amount
Gross cash consideration	$853.2
Contingent consideration (1)	13.8
Less: cash acquired	(34.5)
Total consideration paid	$832.5
Assets:
Current assets	16.9
Property and equipment	338.3
Operating lease right of use assets	297.2
Tradename	99.2
Other assets and deferred charges	5.8
Liabilities:
Accounts payable	20.1
Current portion of operating lease liabilities	11.6
Accrued liabilities	41.6
Operating lease liabilities	279.2
Deferred tax liabilities	35.8
Other liabilities	6.5
Net assets acquired, excluding goodwill	$362.6
Goodwill	$469.9
(1)The Company has an obligation to pay, in cash, an aggregate amount equal to any “Transaction Tax Benefits,” with respect to any taxable year of the Company after the Closing Date ending on or before December 31, 2028, including the current taxable year. This amount is based on the present value of the maximum amount provided in the Merger Agreement.
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
The following unaudited pro forma information provides the effect of the Main Event Acquisition as if the acquisition had occurred on January 31, 2022:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 31, 2022	July 31, 2022
Revenues	$544.6	$1,120.1
Net income	$20.4	$92.7
The historical consolidated financial information of the Company and Main Event, as presented in the table above, has been adjusted to give effect to pro forma events that are directly attributable to the acquisition and related financing arrangements and are factually supportable.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 3: Goodwill and Tradename Assets
The changes in the carrying amount of goodwill and tradename assets during fiscal 2023 and fiscal 2022 are as follows:

	Goodwill	Tradename
Balance at January 30, 2022	$272.6	$79.0
Acquisition of Main Event (1)	471.9	99.2
Balance at January 29, 2023	$744.5	$178.2
Adjustments to Main Event goodwill (1)(2)	(2.0)	—
Balance at July 30, 2023	$742.5	$178.2
(1)     See Note 2 for discussion of the Main Event acquisition.
(2)     Adjustments to preliminary purchase price recorded during the twenty-six weeks ended July 30, 2023. The Company finalized its purchase accounting related to the Main Event acquisition in the second quarter of fiscal 2023.
Note 4: Accrued Liabilities
Accrued liabilities consist of the following as of the end of each period:

	July 30, 2023	January 29, 2023
Deferred entertainment revenue	$119.5	$114.4
Current portion of operating lease liabilities, net (1)	69.1	64.1
Compensation and benefits	37.9	60.6
Accrued interest	15.7	15.8
Deferred gift card revenue	13.4	16.4
Customer deposits	9.8	8.7
Property taxes	13.2	13.1
Sales and use and other taxes	9.3	10.6
Occupancy and variable rent costs	6.1	9.4
Utilities	7.9	7.2
Current portion of long-term insurance	5.7	6.7
Other	33.2	15.9
Total accrued liabilities	$340.8	$342.9
(1)The balance of leasehold incentive receivables of $5.4 and $6.0 as of July 30, 2023 and January 29, 2023, respectively, is reflected as a reduction of the current portion of operating lease liabilities.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Operating lease cost	$49.2	$38.8	$97.2	$73.6
Variable lease cost	8.9	9.1	19.6	18.9
Short-term lease cost	0.9	0.3	1.6	0.4
Total	$59.0	$48.2	$118.4	$92.9
Operating lease payments in the table above includes minimum lease payments for future sites for which the leases have commenced. As of July 30, 2023, the Company had signed lease agreements with total lease payments of approximately $183.6 related to ten facility leases which had not yet commenced. Fixed minimum lease payments related to these facilities are not included in the right-of-use assets and lease liabilities on the consolidated balance sheet as of July 30, 2023.
Note 6: Debt
Long-term debt consists of the following:

	July 30, 2023	January 29, 2023
Credit facility—revolver	$—	$—
Credit facility—term loan	900.0	847.9
Senior secured notes	440.0	440.0
Total debt outstanding	1,340.0	1,287.9
Less current installments of long-term debt	(9.0)	(8.5)
Less issue discounts and debt issuance costs	(52.3)	(56.7)
Long-term debt, net	$1,278.7	$1,222.7
June 29, 2022 Credit Facility
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
As of July 30, 2023, we had letters of credit outstanding of $9.8 and an unused commitment balance of $490.2 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
First Amendment to the Credit Facility (the "Amendment")
On June 30, 2023, D&B Inc entered into the Amendment with its banking syndicate, which amended the Credit Facility. The Amendment provides for a new tranche of term loans in an aggregate principal amount of $900.0 (the “2023 Term B Loans”) which consist of $843.6 of 2023 refinancing Term B Loans which refinanced in full the term loans outstanding immediately prior to the Amendment effective date and $56.4 of 2023 additional Term B Loans, which will be used for general corporate and working capital purposes. The 2023 Term B Loans were issued with an original issue discount of 1%, reduced the interest rate margin applicable to term loans and revolving loans outstanding under the Credit Agreement by 1.25% and otherwise have terms substantially the same as the terms of the existing Term B Loans under the June 29, 2022 Credit Facility. The 2023 Term B Loans may be prepaid at any time, without premium or penalty, but are subject to a prepayment premium of 1.00% (subject to certain exceptions) if certain refinancing of, or amendment to, reduce the all-in-yield of the 2023 Term B Loans is made at any time during the first six months after the Amendment effective date.
The 2023 Term B Loans will bear interest at Term SOFR (plus an additional credit spread adjustment of 0.10%) or ABR (each, as defined in the amended Credit Agreement) plus (i) in the case of Term SOFR loans, 3.75% per annum and (ii) in the case of ABR loans, 2.75% per annum. The Revolving Loans will continue to bear interest subject to a pricing grid based on the Borrower’s net total leverage, at Term SOFR (plus an additional credit spread adjustment of 0.10%) plus a spread ranging from 3.00% to 3.50% per annum or ABR plus a spread ranging from 2.00% to 2.50% per annum. Unused commitments under the revolving facility incur initial commitment fees of 0.30% to 0.50%.
Loss on debt refinancing and amortization of issuance costs
Immediately prior to the Amendment, the Company had $46.9 of unamortized issuance discounts and costs. As certain lenders exited the syndicate and were replaced by new syndicate members and the term loan facility was increased in size, a portion of the term loan facility was deemed extinguished and a portion was determined to be modified. As a result, $8.5 of unamortized costs were written off and $2.7 of new fees were expensed on the modified portion resulting in a total charge of $11.2 included in loss on debt refinancing on the consolidated statement of income for the thirteen and twenty-six weeks ended July 31, 2022. The remaining $38.4 of the unamortized issuance discounts and $9.4 of new issuance discount and costs were deferred and will be amortized into interest expense, net.
Amortization of debt issuance costs and original issue discount was $3.0 and $2.6 for the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively. The Company’s weighted average effective interest rate on our total debt facilities was 10.3% and 10.1% for the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively.
Restrictive covenants and debt compliance
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined, as of the end of each fiscal quarter. We were in compliance with our covenants and the terms of our debt agreements as of July 30, 2023.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 8: Stockholders' Equity and Share-Based Compensation
Share issuances and repurchases
The Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These were immaterial for all periods presented.
On March 27, 2023, our Board of Directors approved a share repurchase program with an authorization limit of $100.0. During the twenty-six weeks ended July 30, 2023, the Company repurchased the full $100.0 authorized amount. On April 19, 2023, our Board of Directors approved an increase to the authorization limit of $200.0 for a total of $300.0 authorized under the program. During the twenty-six weeks ended July 30, 2023, the Company repurchased 5.70 million shares at an average of $35.12 per share. The remaining dollar value of shares that may be repurchased under the program is $100.0 as of July 30, 2023. The repurchase program expires at the end of fiscal 2023.
Share-based compensation
Our compensation expense related to share-based compensation was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
General and administrative expenses	$5.2	$4.7	$11.9	$8.3
Our share-based compensation award activity during the twenty-six weeks ended July 30, 2023 was as follows:

	Options	Restricted Stock Units	Total
Outstanding at January 29, 2023	0.98	1.89	2.87
Granted	0.08	0.26	0.34
Exercised	(0.03)	—	(0.03)
RSU vestings	n/a	(0.23)	(0.23)
Forfeited	(0.05)	(0.13)	(0.18)
Outstanding at July 30, 2023	0.98	1.79	2.77
Remaining unrecognized compensation expense	$4.6	$39.1	$43.7
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
During the twenty-six weeks ended July 30, 2023, the Company granted certain options, time-based, performance-based, and market-based restricted stock units to employees and directors of the Company. These grants vest over a range of one year to 5 years. Certain of the market-based restricted stock units can vest earlier if the targets are achieved prior to that time. As a result, the requisite service period for such grants was determined to be less than the explicit service period.
Note 9: Income Taxes
The effective tax rate for the twenty-six weeks ended July 30, 2023, was 22.4%, compared to 23.3% for the twenty-six weeks ended July 31, 2022. The current year tax provision includes a favorable state apportionment impact resulting from the acquisition of Main Event and legal entity restructuring as well as lower permanent differences, primarily non-deductible transaction costs as compared to the prior year.
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
Note 10: Subsequent Event
On September 4, 2023, our Board of Directors authorized an additional $100.0 under an existing share repurchase program (see Note 8), under which the Company may repurchase shares on the open market, through privately negotiated transactions and through trading plans. The share repurchase program may be modified, suspended, or discontinued at any time. After the additional authorized amount, the remaining dollar value of shares that may be repurchased under the program is $200.0. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.

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
Quarterly Financial Highlights
•Record second quarter revenue of $542.1 million increased 15.7% from the second quarter of 2022.
•Pro forma combined comparable store sales (including Main Event branded stores) decreased 6.3% compared with the same period in 2022 and increased 5.8% compared with the same period in 2019.
•Net income totaled $25.9 million, or $0.60 per diluted share, compared with net income of $29.1 million, or $0.59 per diluted share in the second quarter of 2022.
•Record Adjusted EBITDA of $140.3 million in the quarter increased 21.3% from the second quarter of 2022.
•Ended the second quarter with $568.8 million of liquidity, which included $82.6 million in cash and $490.2 million available under its $500 million revolving credit facility.
•The Company purchased 2.1 million shares at a total cost of $74.5 million in the second quarter. Total share repurchases to date in fiscal 2023 are 5.7 million shares totaling $200.0 million and representing 11.8% of the Company's outstanding shares as of the end of fiscal 2022.
•The Company opportunistically amended its credit agreement, reducing the interest rate margin applicable to term loans and revolving loans outstanding under the credit agreement by 1.25%.
•The Company opened two new Dave & Buster's stores in Lubbock, TX and Queen Creek, AZ and one new Main Event store in Greenville, SC in the second quarter. Subsequent to the end of the quarter, the Company opened one new Dave & Buster's store in Des Moines, IA and one new Main Event store in Fayetteville, NC.
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
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance, including:
Comparable store sales. Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the fiscal year and excluding stores permanently closed during the period. For fiscal 2023, our comparable store base consists of 141 Dave & Buster's branded stores. Our Main Event branded stores are not included in comparable store sales for the thirteen and twenty-six weeks ended July 30, 2023.
New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. For the twenty-six weeks ended July 30, 2023, we opened seven new stores (three Dave & Buster's branded stores and four Main Event branded stores).
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
Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. In addition, Adjusted EBITDA excludes certain other costs which may be important in analyzing our GAAP results. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Our calculations of Adjusted EBITDA adjust for these amounts because they do not directly relate to the ongoing operations of the currently underlying business of our stores and therefore complicate comparison of the underlying business between periods. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA, Adjusted EBITDA Margin, Credit Adjusted EBITDA, Store Operating Income Before Depreciation and Amortization or Store Operating Income Before Depreciation and Amortization Margin in isolation and also uses other measures, such as revenues, gross margin, operating income and net income to measure operating performance.
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
We believe that Store Operating Income Before Depreciation and Amortization is another useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store level, and thereby enables the comparability of the operating performance of our stores for the periods presented. We also believe that Store Operating Income Before Depreciation and Amortization is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency, and performance, and we use Store Operating Income Before Depreciation and Amortization as a means of evaluating store financial performance compared with our competitors. However, because this measure excludes significant items such as general and administrative expenses and pre-opening costs, as well as our interest expense, net, loss on debt refinancing and depreciation and amortization expense, which are important in evaluating our consolidated financial performance from period to period, the value of this measure is limited as a measure of our consolidated financial performance.
Presentation of Operating Results
We operate on a 52-week or 53-week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. All references to the second quarter of 2023 relate to the 13-week period ended July 30, 2023. All references to the second quarter of 2022 relate to the 13-week period ended July 31, 2022. Fiscal 2023 consists of 53 weeks and fiscal 2022 consists of 52 weeks. All dollar amounts are presented in millions, unless otherwise noted, except per share amounts.
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
Thirteen Weeks Ended July 30, 2023 Compared to Thirteen Weeks Ended July 31, 2022
Results of operations. The following table sets forth selected data, in millions of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Thirteen Weeks Ended July 30, 2023		Thirteen Weeks Ended July 31, 2022
Entertainment revenues	$360.8	66.6%	$311.4	66.5%
Food and beverage revenues	181.3	33.4%	157.0	33.5%
Total revenues	542.1	100.0%	468.4	100.0%
Cost of entertainment (% of entertainment revenues)	34.4	9.5%	29.1	9.3%
Cost of food and beverage (% of food and beverage revenues)	49.2	27.1%	46.5	29.6%
Total cost of products	83.6	15.4%	75.6	16.1%
Operating payroll and benefits	127.0	23.4%	113.6	24.3%
Other store operating expenses	169.1	31.2%	142.5	30.4%
General and administrative expenses	32.2	5.9%	37.7	8.0%
Depreciation and amortization expenses	49.1	9.1%	38.6	8.2%
Pre-opening costs	4.0	0.7%	3.9	0.8%
Total operating costs	465.0	85.8%	411.9	87.9%
Operating income	77.1	14.2%	56.5	12.1%
Interest expense, net	32.9	6.1%	17.1	3.7%
Loss on debt refinancing	11.2	2.1%	1.5	0.3%
Income before provision for income taxes	33.0	6.1%	37.9	8.1%
Provision for income taxes	7.1	1.3%	8.8	1.9%
Net income	$25.9	4.8%	$29.1	6.2%
Company-owned stores at end of period		211		200
Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles (in millions of dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended July 30, 2023		Thirteen Weeks Ended July 31, 2022
Net income	$25.9	4.8%	$29.1	6.2%
Interest expense, net	32.9		17.1
Loss on debt refinancing	11.2		1.5
Provision for income taxes	7.1		8.8
Depreciation and amortization expense	49.1		38.6
EBITDA	126.2	23.3%	95.1	20.3%
Loss on asset disposal	—		0.2
Impairment of long-lived assets	1.7		1.8
Share-based compensation	5.2		4.7
Transaction and integration costs	5.3		13.9
System implementation costs	1.7		—
Other items, net	0.2		—
Adjusted EBITDA	$140.3	25.9%	$115.7	24.7%
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in millions of dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended July 30, 2023		Thirteen Weeks Ended July 31, 2022
Operating income	$77.1	14.2%	$56.5	12.1%
General and administrative expenses	32.2		37.7
Depreciation and amortization expense	49.1		38.6
Pre-opening costs	4.0		3.9
Store Operating Income Before Depreciation and Amortization	$162.4	30.0%	$136.7	29.2%
Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Thirteen Weeks Ended July 30, 2023	Thirteen Weeks Ended July 31, 2022
New store and operating initiatives	$48.0	$37.0
Games	7.9	17.8
Maintenance capital	31.7	7.3
Total capital additions	$87.6	$62.1
Payments from landlords	$4.9	$7.2

Results of Operations
Revenues
Selected revenue and store data (in millions except for store operating weeks) for the periods indicated are as follows:

	Thirteen Weeks Ended
	July 30, 2023	July 31, 2022	Change
Total revenues	$542.1	$468.4	$73.7
Total store operating weeks	2,730	2,171	559
Comparable store revenues	$370.6	$399.0	$(28.4)
Comparable store operating weeks	1,833	1,833	—
Noncomparable store revenues—Dave & Buster’s	$36.3	$17.6	$18.7
Noncomparable store operating weeks—Dave & Buster’s	166	78	88
Noncomparable store revenues—Main Event	$133.7	51.4	$82.3
Noncomparable store operating weeks—Main Event	731	260	471
Other revenues and deferrals	$1.5	$0.4	$1.1
Revenue mix by category, as a percentage of total revenues, for the periods indicated was as follows:

	Thirteen Weeks Ended
	July 30, 2023	July 31, 2022
Entertainment revenues	66.6%	66.5%
Food revenues	23.1%	23.4%
Beverage revenues	10.3%	10.1%
Total revenues increased $73.7 million, or 15.7%, to $542.1 million in the second quarter of 2023 compared to $468.4 million in the second quarter of 2022. The increase in revenue is primarily attributable to $82.3 million of increased revenue from our Main Event stores, which were acquired on June 29, 2022, and $18.7 million in incremental revenue from new, noncomparable, Dave & Buster's stores, partially offset by a 7.1% decrease in comparable store sales. The decrease in comparable store revenue is due primarily to a reduction in walk-in transaction counts relative to the robust consumer environment of the prior year period, partially offset by increases in food and beverage prices and increases in special event bookings.
Comparable entertainment revenues in the second quarter of 2023 decreased by $21.7 million, or 8.2%, to $241.5 million from $263.2 million in the second quarter of 2022. Food sales at comparable stores decreased by $6.9 million, or 7.3%, to $87.7 million in the second quarter of 2023 from $94.6 million in the second quarter of 2022. Beverage sales at comparable stores increased by $0.2 million, or 0.5%, to $41.4 million in the second quarter of 2023 from $41.2 million in the second quarter of 2022.
Cost of products
The total cost of products was $83.6 million for the second quarter of 2023 compared to $75.6 million for the second quarter of 2022. The total cost of products as a percentage of total revenues decreased to 15.4% for the second quarter of 2023 compared to 16.1% for the second quarter of 2022.
Cost of entertainment was $34.4 million in the second quarter of 2023 compared to $29.1 million in the second quarter of 2022. The cost of entertainment, as a percentage of entertainment revenues, increased to 9.5% for the second quarter of 2023 from 9.3% in the second quarter of 2022.
Cost of food and beverage products was $49.2 million for the second quarter of 2023 compared to $46.5 million for the second quarter of 2022. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 27.1% for the second quarter of 2023 from 29.6% for the second quarter of 2022. The decrease was primarily attributable to food and beverage menu price increases and the mix of products sold.

Operating payroll and benefits
Total operating payroll and benefits was $127.0 million in the second quarter of 2023 compared to $113.6 million in the second quarter of 2022. The total cost of operating payroll and benefits as a percentage of total revenues was 23.4% in the second quarter of 2023 compared to 24.3% in the second quarter of 2022. This decrease is primarily due to labor management efficiencies, partially offset by hourly wage rate and manager salary increases.
Other store operating expenses
Other store operating expenses was $169.1 million in the second quarter of 2023 compared to $142.5 million in the second quarter of 2022. The increase is primarily due to the additional store operating hours related to our Main Event stores, the impact of Dave & Buster’s new store openings, and higher occupancy costs, utilities, maintenance, security, cleaning services and marketing costs. Other store operating expense as a percentage of total revenues increased to 29.8% in the second quarter of 2023 compared to 29.0% in the second quarter of 2022. This increase in basis points was due primarily to increased occupancy costs, security, cleaning services, and marketing costs.
General and administrative expenses
General and administrative expenses decreased to $32.2 million in the second quarter of 2023 compared to $37.7 million in the second quarter of 2022. The decrease in general and administrative expenses was driven primarily by synergies subsequent to the Main Event acquisition, partially offset by higher stock based compensation expense and system implementation costs. General and administrative expenses as a percentage of total revenues decreased to 5.9% in the second quarter of 2023 compared to 8.0% in the second quarter of 2022 due primarily to sales leverage.
Depreciation and amortization expense
Depreciation and amortization expense increased to $49.1 million in the second quarter of 2023 compared to $38.6 million in the second quarter of 2022, primarily due to the addition of Main Event.
Pre-opening costs
Pre-opening costs increased to $4.0 million in the second quarter of 2023 compared to $3.9 million in the second quarter of 2022 primarily due to pre-opening costs related to Main Event stores, partially offset by a decrease in costs related to the timing of Dave & Buster's store openings in 2023.
Interest expense, net
Interest expense, net increased to $32.9 million in the second quarter of 2023 compared to $17.1 million in the second quarter of 2022 due primarily to an increase in average outstanding debt. See further discussion of the Company's debt activity at Note 6 to the consolidated financial statements.
Loss on debt refinancing
Loss on debt refinancing increased to $11.2 million in the second quarter of 2023 compared to $1.5 million in the second quarter of 2022 due primarily to debt refinancing in June of 2023 and June of 2022, respectively. See further discussion of the Company's debt activity at Note 6 to the consolidated financial statements.
Provision for income taxes
The effective tax rate for the second quarter of 2023 was 21.5%, compared to 23.2% for the second quarter of 2022. The second quarter of 2023 includes a favorable state apportionment impact resulting from the acquisition of Main Event and legal entity restructuring as well as lower permanent differences, primarily non-deductible transaction costs as compared to the prior year.

Twenty-Six Weeks Ended July 30, 2023 Compared to Twenty-Six Weeks Ended July 31, 2022
Results of operations. The following table sets forth selected data, in millions of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statements of comprehensive income.

	Twenty-Six Weeks Ended July 30, 2023		Twenty-Six Weeks Ended July 31, 2022
Entertainment revenues	$753.9	66.2%	$610.6	66.4%
Food and beverage revenues	385.5	33.8%	308.9	33.6%
Total revenues	1,139.4	100.0%	919.5	100.0%
Cost of entertainment (% of entertainment revenues)	68.7	9.1%	55.9	9.2%
Cost of food and beverage (% of food and beverage revenues)	105.2	27.3%	89.7	29.0%
Total cost of products	173.9	15.3%	145.6	15.8%
Operating payroll and benefits	257.6	22.6%	207.0	22.5%
Other store operating expenses	339.1	29.8%	266.9	29.0%
General and administrative expenses	63.6	5.6%	66.0	7.2%
Depreciation and amortization expenses	98.0	8.6%	71.9	7.8%
Pre-opening costs	8.7	0.8%	6.9	0.8%
Total operating costs	940.9	82.6%	764.3	83.1%
Operating income	198.5	17.4%	155.2	16.9%
Interest expense, net	63.6	5.6%	28.5	3.1%
Loss on debt refinancing	11.2	1.0%	1.5	0.2%
Income before provision for income taxes	123.7	10.9%	125.2	13.6%
Provision for income taxes	27.7	2.4%	29.1	3.2%
Net income	$96.0	8.4%	$96.1	10.5%
Company-owned stores at end of period		211		200

Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles (in millions of dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Twenty-Six Weeks Ended July 30, 2023		Twenty-Six Weeks Ended July 31, 2022
Net income	$96.0	8.4%	$96.1	10.5%
Interest expense, net	63.6		28.5
Loss on debt refinancing	11.2		1.5
Provision for income taxes	27.7		29.1
Depreciation and amortization expense	98.0		71.9
EBITDA	296.5	26.0%	227.1	24.7%
Loss on asset disposal	0.7		0.4
Impairment of long-lived assets	1.7		1.8
Share-based compensation	11.9		8.3
Transaction and integration costs	8.0		18.3
System implementation costs	3.2		—
Other items, net	0.3		—
Adjusted EBITDA	$322.3	28.3%	$255.9	27.8%
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in millions of dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Twenty-Six Weeks Ended July 30, 2023		Twenty-Six Weeks Ended July 31, 2022
Operating income	$198.5	17.4%	$155.2	16.9%
General and administrative expenses	63.6		66.0
Depreciation and amortization expense	98.0		71.9
Pre-opening costs	8.7		6.9
Store Operating Income Before Depreciation and Amortization	$368.8	32.4%	$300.0	32.6%
Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives or proceeds from sale-leaseback transactions (collectively, “Payments from landlords”).

	Twenty-Six Weeks Ended July 30, 2023	Twenty-Six Weeks Ended July 31, 2022
New store and operating initiatives	$87.0	$72.1
Games	8.1	19.3
Maintenance capital	47.1	13.6
Total capital additions	$142.2	$105.0
Payments from landlords	$7.2	$7.9

Results of Operations
Revenues
Selected revenue and store data (in millions except for store operating weeks) for the periods indicated are as follows:

	Twenty-Six Weeks Ended
	July 30, 2023	July 31, 2022	Change
Total revenues	$1,139.4	$919.5	$219.9
Total store operating weeks	5,374	4,047	1,327
Comparable store revenues	$797.9	$844.6	$(46.7)
Comparable store operating weeks	3,666	3,666	—
Noncomparable store revenues—Dave & Buster’s	$67.3	$22.7	$44.6
Noncomparable store operating weeks—Dave & Buster’s	309	121	188
Noncomparable store revenues—Main Event	272.0	51.4	220.6
Noncomparable store operating weeks—Main Event	1,399	260	1,139
Other revenues and deferrals	$2.2	$0.8	$1.4
Revenue mix by category, as a percentage of total revenues, for the periods indicated was as follows:

	Twenty-Six Weeks Ended
	July 30, 2023	July 31, 2022
Entertainment revenues	66.2%	66.4%
Food revenues	22.9%	22.9%
Beverage revenues	10.9%	10.7%
Total revenues increased $219.9 million, or 23.9%, to $1,139.4 in the twenty-six weeks ended July 30, 2023 compared to $919.5 million in the twenty-six weeks ended July 31, 2022. The increase in revenue is primarily attributable to $220.6 million of increased revenue from our Main Event stores, which were acquired on June 29, 2022, and $44.6 million in revenue from new, noncomparable, Dave & Buster's stores, partially offset by a 5.5% decrease in comparable store sales. The decrease in comparable store revenue is due primarily to a reduction in walk-in transaction counts relative to the robust consumer environment of the prior year period, partially offset by increases in food and beverage prices and increases in special event bookings.
Comparable entertainment revenues in the twenty-six weeks ended July 30, 2023 decreased by $42.4 million, or 7.6%, to $518.5 million from $560.9 million in the twenty-six weeks ended July 31, 2022. Food sales at comparable stores decreased by $5.9 million, or 3.1%, to $187.3 million in the twenty-six weeks ended July 30, 2023 from $193.2 million in the twenty-six weeks ended July 31, 2022. Beverage sales at comparable stores increased by $1.6 million, or 1.8%, to $92.1 million in the twenty-six weeks ended July 30, 2023 from $90.5 million in the twenty-six weeks ended July 31, 2022.
Cost of products
The total cost of products was $173.9 million for the twenty-six weeks ended July 30, 2023 and $145.6 million for the twenty-six weeks ended July 31, 2022. The total cost of products as a percentage of total revenues decreased to 15.3% for the twenty-six weeks ended July 30, 2023 compared to 15.8% for the twenty-six weeks ended July 31, 2022.
Cost of entertainment increased to $68.7 million in the twenty-six weeks ended July 30, 2023 compared to $55.9 million in the twenty-six weeks ended July 31, 2022. The cost of entertainment, as a percentage of entertainment revenues, decreased to 9.1% for the twenty-six weeks ended July 30, 2023 from 9.2% in the twenty-six weeks ended July 31, 2022.
Cost of food and beverage products increased to $105.2 million for the twenty-six weeks ended July 30, 2023 compared to $89.7 million for the twenty-six weeks ended July 31, 2022. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 27.3% for the twenty-six weeks ended July 30, 2023 from 29.0%

for the twenty-six weeks ended July 31, 2022. The decrease was primarily attributable food and beverage menu price increases and product mix.
Operating payroll and benefits
Total operating payroll and benefits increased to $257.6 million in the twenty-six weeks ended July 30, 2023 compared to $207.0 million in the twenty-six weeks ended July 31, 2022. The total cost of operating payroll and benefits as a percentage of total revenues was 22.6% in the twenty-six weeks ended July 30, 2023 compared to 22.5% in the twenty-six weeks ended July 31, 2022. This increase is primarily due to hourly wage rate and manager salary increases, partially offset by labor management efficiencies.
Other store operating expenses
Other store operating expenses increased to $339.1 million in the twenty-six weeks ended July 30, 2023 compared to $266.9 million in the twenty-six weeks ended July 31, 2022. The increase is primarily due to the additional store operating hours related to our Main Event stores, the impact of Dave & Buster’s new store openings, and higher occupancy costs, utilities, maintenance, security, cleaning services and marketing costs. Other store operating expense as a percentage of total revenues increased to 29.8% in the twenty-six weeks ended July 30, 2023 compared to 29.0% in the twenty-six weeks ended July 31, 2022. This increase in basis points was due primarily to increased security, cleaning services, and marketing costs.
General and administrative expenses
General and administrative expenses decreased to $63.6 million in the twenty-six weeks ended July 30, 2023 compared to $66.0 million in the twenty-six weeks ended July 31, 2022. The decrease in general and administrative expenses was driven primarily by $18.3 million of transaction and integration costs during the prior year period, partially offset by higher stock based compensation expense and system implementation costs. General and administrative expenses as a percentage of total revenues decreased to 5.6% in the twenty-six weeks ended July 30, 2023 compared to 7.2% in the twenty-six weeks ended July 31, 2022 due primarily to the reasons noted above.
Depreciation and amortization expense
Depreciation and amortization expense increased to $98.0 million in the twenty-six weeks ended July 30, 2023 compared to $71.9 million in the twenty-six weeks ended July 31, 2022, primarily due to the acquired Main Event stores.
Pre-opening costs
Pre-opening costs increased to $8.7 million in the twenty-six weeks ended July 30, 2023 compared to $6.9 million in the twenty-six weeks ended July 31, 2022 primarily related to growth in the pipeline of new store openings in the twenty-six weeks ended July 30, 2023 compared to the twenty-six weeks ended July 31, 2022.
Interest expense, net
Interest expense, net increased to $63.6 million in the twenty-six weeks ended July 30, 2023 compared to $28.5 million in the twenty-six weeks ended July 31, 2022 due primarily to an increase in average outstanding debt. See further discussion of the Company's debt activity at Note 6 to the consolidated financial statements.
Loss on debt refinancing
Loss on debt refinancing increased to $11.2 million in the twenty-six weeks ended July 30, 2023 compared to $1.5 million in the twenty-six weeks ended July 31, 2022 due to the debt refinancing in June of 2023 and June of 2022, respectively. See further discussion of the Company's debt activity at Note 6 to the consolidated financial statements.
Provision for income taxes
The effective tax rate for the twenty-six weeks ended July 30, 2023 was 22.4%, compared to 23.3% for the twenty-six weeks ended July 31, 2022. The current year tax provision includes a favorable state apportionment impact resulting from the acquisition of Main Event and legal entity restructuring as well as lower permanent differences, primarily non-deductible transaction costs as compared to the prior year.

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
On June 30, 2023, D&B Inc entered into the Amendment with its banking syndicate, which amended the Credit Facility. The Amendment provides for a new tranche of term loans in an aggregate principal amount of $900.0 (the “2023 Term B Loans”) which consist of $843.6 of 2023 refinancing Term B Loans which refinanced in full the term loans outstanding immediately prior to the Amendment effective date and $56.4 of 2023 additional Term B Loans, which will be used for general corporate and working capital purposes. The 2023 Term B Loans were issued with an original issue discount of 1%, reduced the interest rate margin applicable to term loans and revolving loans outstanding under the Credit Agreement by 1.25% and otherwise have terms substantially the same as the terms of the existing Term B Loans under the June 29, 2022 Credit Facility. The 2023 Term B Loans may be prepaid at any time, without premium or penalty, but are subject to a prepayment premium of 1.00% (subject to certain exceptions) if certain refinancing of, or amendment to, reduce the all-in-yield of the 2023 Term B Loans is made at any time during the first six months after the Amendment effective date.
The 2023 Term B Loans will bear interest at Term SOFR (plus an additional credit spread adjustment of 0.10%) or ABR (each, as defined in the amended Credit Agreement) plus (i) in the case of Term SOFR loans, 3.75% per annum and (ii) in the case of ABR loans, 2.75% per annum. The Revolving Loans will continue to bear interest subject to a pricing grid based on the Borrower’s net total leverage, at Term SOFR (plus an additional credit spread adjustment of 0.10%) plus a spread ranging from 3.00% to 3.50% per annum or ABR plus a spread ranging from 2.00% to 2.50% per annum. Unused commitments under the revolving facility incur initial commitment fees of 0.30% to 0.50%.
As of July 30, 2023, we had letters of credit outstanding of $9.8 million and an unused commitment balance of $490.2 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 million and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.
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
The Company’s weighted average effective interest rate on our total debt facilities was 10.3% and 10.1% for the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively.
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined, as of the end of each fiscal quarter, beginning with the Company’s first full fiscal quarter after the Closing Date. We were in compliance with our covenants and the terms of our debt agreements as of July 30, 2023.

Credit Adjusted EBITDA and Net Total Leverage Ratio.
The following table reconciles Net income to Credit Adjusted EBITDA, as defined in our Credit Facility for the periods indicated:

Trailing Four Quarters Ended July 30, 2023
Net income	$137.0
Add back:
Interest expense, net	122.5
Loss on debt refinancing	11.2
Provision for income taxes	35.1
Depreciation and amortization expense	195.4
EBITDA	501.2
Add back:
Loss on asset disposal	1.1
Impairment of long-lived assets	1.7
Share-based compensation	23.6
Transaction and integration costs	14.9
System implementation costs	3.8
Pre-opening costs	16.4
Entertainment revenue deferrals	12.3
Other items, net	0.4
Credit Adjusted EBITDA, a non-GAAP measure	$575.4
The following table calculates Net Total Leverage Ratio, as defined in our Credit Facility, as of and for the period indicated:

		As Of And For The Trailing Four Quarters Ended July 30, 2023
Credit Adjusted EBITDA (a)		$575.4
Total debt (1)		$1,287.7
Less: Cash and cash equivalents		$(82.6)
Add: Outstanding letters of credit		$9.8
Net debt (b)		$1,214.9
Net Total Leverage Ratio (b / a)	2.1	x
(1) Amount equals the face amount of debt outstanding less unamortized debt issuance costs and debt discount.
Dividends and Share Repurchases
On March 27, 2023, our Board of Directors approved a share repurchase program with an authorization limit of $100.0. During the twenty-six weeks ended July 30, 2023, the Company repurchased the full $100.0 authorized amount. On April 19, 2023, our Board of Directors approved an increase to the authorization limit of $200.0 for a total of $300.0 authorized under the program. During the twenty-six weeks ended July 30, 2023, the Company repurchased 5.70 million shares at an average of $35.12 per share. The remaining dollar value of shares that may be repurchased under the program is $100.0 as of July 30, 2023. The repurchase program expires at the end of fiscal 2023.
There were no dividends declared or paid during the thirteen and twenty-six weeks ended July 30, 2023. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, compliance with debt agreements and other factors that the Board of Directors considers relevant.

Cash and Cash Equivalents
As of July 30, 2023, the Company had cash and cash equivalents of $82.6 million. The Company can operate with a working capital deficit because cash from sales is usually received before related liabilities for product supplies, labor and services become due. Our operations do not require significant inventory or receivables and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as non-current assets and not a part of working capital. Based on our current business plan, we believe our cash and cash equivalents combined with expected cash flows from operations, available borrowings under our revolving credit facility and expected payments from landlords should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our capital allocation strategy, including capital expenditures, through at least the next twelve months.
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
Cash flow from operating activities decreased to $196.2 million for the twenty-six weeks ended July 30, 2023 compared to $233.1 million for the twenty-six weeks ended July 31, 2022 driven primarily by the receipt of a federal tax refund in the amount of approximately $33.2 million during the twenty-six weeks ended July 31, 2022 and the timing of changes in working capital.
Investing Activities — Cash flow used in investing decreased to $133.4 million for the twenty-six weeks ended July 30, 2023 from $922.2 million for the twenty-six weeks ended July 31, 2022 primarily due to the $822.7 net cash paid for the acquisition of Main Event in the twenty-six weeks ended July 31, 2022, partially offset by an increase in capital expenditures.
Financing Activities — Cash flow used in financing was $161.8 million in the twenty-six weeks ended July 30, 2023 compared to cash flow provided by financing activities of $763.6 million in the twenty-six weeks ended July 31, 2022.
The net cash outflow for the twenty-six weeks ended July 30, 2023 primarily consisted of:
•$200.0 million of share repurchases and associated commissions,
•$44.3 million of payments on outstanding debt and revolver balances and
•$3.1 million of debt issuance costs incurred,
•partially offset by $87.4 million of net debt proceeds.
The net cash inflow for the twenty-six weeks ended July 31, 2022 primarily consisted of:
•$821.5 million of net debt proceeds,
•$5.6 million of proceeds related to exercises of stock options,
•partially offset by $25.0 million of share repurchases,
•$14.0 million payments on revolver balances and $17.7 million of debt issuance costs incurred.
Contractual Obligations and Commitments
Other than the activity discussed at Debt above, there have been no material changes outside the ordinary course of business to our contractual obligations since January 29, 2023, as reported on Form 10-K filed with the SEC on March 28, 2023.
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
Interest Rate Risk
In the second quarter of fiscal 2022, the Company elected SOFR as the alternative base rate for outstanding borrowings on the Credit Facility, which is based on variable rates. As of July 30, 2023, the Company had no balance outstanding on our revolving facility and an outstanding balance of $900.0 million on the term loan facility. The impact on our annual results of operations of a hypothetical one percentage point interest rate change on the outstanding balance of the credit facility as of July 30, 2023 would be approximately $9.0 million.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second quarter ended July 30, 2023. The Main Event Acquisition had a material impact on internal control over financial reporting. The Company will include Main Event in our evaluation of internal control over financial reporting for the fiscal year ending February 4, 2024.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 7 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.
Item 1A. Risk Factors
See discussion in “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended January 29, 2023.
Item 2.    Unregistered Sales of Equity Securities
Information regarding repurchase of our common stock, in millions, except share amounts, during the twenty-six weeks ended July 30, 2023:

Period (1)	Total Number of Shares Repurchased (in millions) (2)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2) (3) (in millions)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans (4) (in millions)
January 30 to February 26, 2023	—	$—	—	$—
February 27 to April 2, 2023	—	$—	—	$100.0
April 3 to April 30, 2023	3.61	$34.82	3.61	$174.5
May 1 to May 28, 2023	2.09	$35.63	5.70	$100.0
May 29 to July 2, 2023	—	$—	—	$100.0
July 3 to July 30, 2023	—	$—	—	$100.0
(1)The Company uses a "4-5-4" calendar to determine the months in each quarter. The periods presented represent the 4 week and 5 week periods making up the twenty-six weeks ended July 30, 2023.
(2)Represents shares repurchased under repurchase program(s) and excludes shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units totaling 0.01 for the twenty-six weeks ended July 30, 2023.
(3)Our Board of Directors approved share repurchase programs in March and April of 2023 (see further discussion at Note 8), under which the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program(s) may be modified, suspended or discontinued at any time.
(4)Based on total share repurchase authorizations in effect at the end of each period presented.

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

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: September 6, 2023	By:	/s/ Christopher Morris
Christopher Morris
Chief Executive Officer

Date: September 6, 2023	By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Chief Financial Officer