Form 10-Q
period 2023-10-29
Dave & Buster's Entertainment, Inc.
filed 2023-12-05
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 1, 2023, the registrant had 40,189,128 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED OCTOBER 29, 2023

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	October 29, 2023	January 29, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$64.0	$181.6
Inventories	43.3	45.4
Prepaid expenses	23.4	19.5
Income taxes receivable	6.1	25.5
Accounts receivable	20.2	21.7
Total current assets	157.0	293.7
Property and equipment (net of $1,174.7 and $1,043.7 of accumulated depreciation as of October 29, 2023 and January 29, 2023, respectively)	1,242.6	1,180.2
Operating lease right of use assets, net	1,348.1	1,333.6
Deferred tax assets	5.5	0.5
Tradenames	178.2	178.2
Goodwill	742.5	744.5
Other assets and deferred charges	23.9	30.3
Total assets	$3,697.8	$3,761.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current installments of long-term debt	$9.0	$8.5
Accounts payable	69.6	84.7
Accrued liabilities	338.6	342.9
Income taxes payable	2.1	1.9
Total current liabilities	419.3	438.0
Deferred income taxes	73.7	66.3
Operating lease liabilities	1,583.8	1,567.8
Other long-term liabilities	128.1	55.7
Long-term debt, net	1,281.3	1,222.7
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400.00 shares; issued: 62.72 shares at October 29, 2023 and 62.42 at January 29, 2023; outstanding: 40.19 shares at October 29, 2023 and 48.41 at January 29, 2023	0.6	0.6
Preferred stock, 50.00 authorized; none issued	—	—
Paid-in capital	593.8	577.5
Treasury stock, 22.53 and 14.01 shares as of October 29, 2023 and January 29, 2023, respectively	(944.8)	(639.0)
Accumulated other comprehensive loss	(1.1)	(0.9)
Retained earnings	563.1	472.3
Total stockholders’ equity	211.6	410.5
Total liabilities and stockholders’ equity	$3,697.8	$3,761.0
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Entertainment revenues	$302.0	$315.3	$1,055.9	$925.9
Food and beverage revenues	164.9	165.9	550.4	474.8
Total revenues	466.9	481.2	1,606.3	1,400.7
Cost of entertainment	29.5	27.2	98.2	83.1
Cost of food and beverage	43.3	49.0	148.5	138.7
Total cost of products	72.8	76.2	246.7	221.8
Operating payroll and benefits	119.9	126.0	377.5	333.0
Other store operating expenses	171.3	163.8	510.4	430.7
General and administrative expenses	28.4	32.8	92.0	98.8
Depreciation and amortization expenses	51.9	48.4	149.9	120.3
Pre-opening costs	4.0	3.9	12.7	10.8
Total operating costs	448.3	451.1	1,389.2	1,215.4
Operating income	18.6	30.1	217.1	185.3
Interest expense, net	28.9	28.4	92.5	56.9
Loss on debt refinancing	—	—	11.2	1.5
Income (loss) before provision for income taxes	(10.3)	1.7	113.4	126.9
Provision for (benefit from) income taxes	(5.1)	(0.2)	22.6	28.9
Net income (loss)	(5.2)	1.9	90.8	98.0
Unrealized foreign currency translation loss	(0.3)	(0.4)	(0.2)	(0.4)
Unrealized gain on derivatives, net of tax	—	0.3	—	3.0
Total other comprehensive gain (loss)	(0.3)	(0.1)	(0.2)	2.6
Total comprehensive income (loss)	$(5.5)	$1.8	$90.6	$100.6
Net income (loss) per share:
Basic	$(0.12)	$0.04	$2.05	$2.02
Diluted	$(0.12)	$0.04	$2.01	$1.99
Weighted average shares used in per share calculations:
Basic	41.81	48.26	44.27	48.56
Diluted	41.81	48.74	45.09	49.18
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Thirty-Nine Weeks Ended October 29, 2023
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance January 29, 2023	62.42	$0.6	$577.5	14.01	$(639.0)	$(0.9)	$472.3	$410.5
Net income	—	—	—	—	—	—	70.1	70.1
Share-based compensation	—	—	6.7	—	—	—	—	6.7
Issuance of common stock	0.09	—	0.1	—	—	—	—	0.1
Repurchase of common stock	—	—	—	3.62	(127.5)	—	—	(127.5)
Balance April 30, 2023	62.51	$0.6	$584.3	17.63	$(766.5)	$(0.9)	$542.4	$359.9
Net income	—	—	—	—	—	—	25.9	25.9
Unrealized foreign currency translation gain	—	—	—	—	—	0.1	—	0.1
Share-based compensation	—	—	5.2	—	—	—	—	5.2
Issuance of common stock	0.18	—	0.6	—	—	—	—	0.6
Repurchase of common stock	—	—	—	2.09	(77.3)	—	—	(77.3)
Balance July 30, 2023	62.69	$0.6	$590.1	19.72	$(843.8)	$(0.8)	$568.3	$314.4
Net loss	—	—	—	—	—	—	(5.2)	(5.2)
Unrealized foreign currency translation loss	—	—	—	—	—	(0.3)	—	(0.3)
Share-based compensation	—	—	3.5	—	—	—	—	3.5
Issuance of common stock	0.03	—	0.2	—	—	—	—	0.2
Repurchase of common stock	—	—	—	2.81	(101.0)	—	—	(101.0)
Balance October 29, 2023	62.72	$0.6	$593.8	22.53	$(944.8)	$(1.1)	$563.1	$211.6

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Thirty-Nine Weeks Ended October 30, 2022
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance January 30, 2022	61.56	$0.6	$548.8	13.07	$(605.4)	$(3.6)	$335.1	$275.5
Net income	—	—	—	—	—	—	67.0	67.0
Derivatives, net of tax	—	—	—	—	—	1.3	—	1.3
Share-based compensation	—	—	3.6	—	—	—	—	3.6
Issuance of common stock	0.25	—	5.6	—	—	—	—	5.6
Repurchase of common stock	—	—	—	0.03	(1.2)	—	—	(1.2)
Balance May 1, 2022	61.81	$0.6	$558.0	13.10	$(606.6)	$(2.3)	$402.1	$351.8
Net income	—	—	—	—	—	—	29.1	29.1
Derivatives, net of tax	—	—	—	—	—	1.4	—	1.4
Share-based compensation	—	—	4.7	—	—	—	—	4.7
Issuance of common stock	0.40	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	0.89	(30.6)	—	—	(30.6)
Balance July 31, 2022	62.21	$0.6	$562.7	13.99	$(637.2)	$(0.9)	$431.2	$356.4
Net income	—	—	—	—	—	—	1.9	1.9
Unrealized foreign currency translation loss	—	—	—	—	—	(0.4)	—	(0.4)
Derivatives, net of tax	—	—	—	—	—	0.3	—	0.3
Share-based compensation	—	—	3.2	—	—	—	—	3.2
Issuance of common stock	0.07	—	0.3	—	—	—	—	0.3
Repurchase of common stock	—	—	—	0.01	(0.7)	—	—	(0.7)
Balance October 30, 2022	62.28	$0.6	$566.2	14.00	$(637.9)	$(1.0)	$433.1	$361.0
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Thirty-Nine Weeks Ended October 29, 2023	Thirty-Nine Weeks Ended October 30, 2022
Cash flows from operating activities:
Net income	$90.8	$98.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	149.9	120.3
Non-cash interest expense	8.9	6.7
Deferred taxes	1.6	29.3
Loss on debt refinancing	11.2	1.5
Share-based compensation	15.4	11.5
Other, net	8.1	5.8
Changes in assets and liabilities, net of assets and liabilities acquired:
Inventories	2.1	(0.2)
Prepaid expenses	(3.9)	(1.8)
Income tax receivable	19.4	19.1
Accounts receivable	1.6	(6.0)
Other assets and deferred charges	4.7	1.0
Accounts payable	(23.0)	(30.5)
Accrued liabilities	(22.0)	43.4
Income taxes payable	0.2	0.1
Other long-term liabilities	2.0	2.8
Net cash provided by operating activities:	267.0	301.0
Cash flows from investing activities:
Capital expenditures	(207.6)	(164.0)
Acquisition of a business, net of cash acquired	—	(818.7)
Proceeds from sales of property and equipment	0.4	0.8
Net cash used in investing activities:	(207.2)	(981.9)
Cash flows from financing activities:
Proceeds from term loan and revolver	146.4	821.5
Term loan and revolver payments	(103.3)	(14.0)
Debt issuance costs	(3.1)	(17.8)
Proceeds from sale-leaseback transaction	84.2	—
Proceeds from the exercise of stock options	0.9	6.0
Repurchases of common stock under share repurchase program	(300.0)	(25.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(2.5)	(7.5)
Net cash provided by (used in) financing activities:	(177.4)	763.2
Increase (decrease) in cash and cash equivalents	(117.6)	82.3
Beginning cash and cash equivalents	181.6	25.9
Ending cash and cash equivalents	$64.0	$108.2
Supplemental disclosures of cash flow information:
Increase (decrease) in fixed asset accounts payable	$7.9	$(2.1)
Cash paid (refund received) for income taxes, net	$0.6	$(20.2)
Cash paid for interest, net	$75.7	$33.3
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)

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
During the thirty-nine weeks ended October 29, 2023, the Company opened ten stores, and as of October 29, 2023, the Company owned and operated 214 stores in 42 states, Puerto Rico and one Canadian province.
The Company operates its business as two operating segments based on its major brands, Dave & Buster's and Main Event. The Company has one reportable segment as both brands provide similar products and services to a similar customer base, are managed together by a single management team and share similar economic characteristics.
Main Event Acquisition — On June 29, 2022 (the “Closing Date”), the Company completed its acquisition (the “Main Event Acquisition” or “the Acquisition”) of 100% of the equity interests of Ardent Leisure US Holding Inc. (“Ardent US”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated April 6, 2022, by and among the Company, Ardent US, Delta Bravo Merger Sub, Inc, the Company’s wholly-owned subsidiary formed for the purpose of completing the transactions set forth in the Merger Agreement, for the limited purposes set forth therein, Ardent Leisure Group Limited (“Ardent”), and, for the limited purposes set forth therein, RB ME LP (“RedBird”) and RB ME Blocker, LLC, RB ME Series 2019 Investor Aggregator LP and RedBird Series 2019 GP Co-Invest, LP. Refer to Note 2, Business Combinations, for further discussion of the Main Event Acquisition.
Fiscal Calendar — The Company operates on a 52 or 53-week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period reported has 13 weeks. Fiscal 2023, which ends on February 4, 2024, has 53 weeks. Fiscal 2022, which ended on January 29, 2023, had 52 weeks.
Basis of Presentation — The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended January 29, 2023, included in our Annual Report on Form 10-K. Amounts in the consolidated financial statements of this Quarterly Report on Form 10-Q are presented in millions. The amounts in the consolidated financial statements, and the notes thereto, of our Annual Report on Form 10-K were presented in thousands.
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the thirteen and thirty-nine weeks ended October 29, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending February 4, 2024.
Cash and cash equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks create book overdrafts. There were no book overdrafts as of October 29, 2023 or as of January 29, 2023.
Fair value of financial instruments — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
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

	October 29, 2023	January 29, 2023
Revolving credit facility	$—	—
Term loan	899.4	864.5
Senior secured notes	437.6	441.8
	$1,337.0	$1,306.3
The Company also measures certain non-financial assets (primarily property and equipment, right-of-use assets, goodwill, tradenames, and other assets) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment. The Company recorded $1.7 of property and equipment impairment that was removed from service during the thirty-nine weeks ended October 29, 2023.
Revenues — Our entertainment revenues primarily consist of attractions including redemption and simulation games, bowling, laser tag, billiards and gravity ropes. Our food and beverage revenues consist of full meals, appetizers and both alcoholic and non-alcoholic beverages. The Company's revenue for these categories was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Entertainment	$296.2	$309.5	$1,035.4	$914.7
Other (1)	5.8	5.8	20.5	11.2
Entertainment revenues	$302.0	$315.3	$1,055.9	$925.9

Food and non-alcoholic beverages	$109.7	$112.9	$370.8	$323.7
Alcoholic beverages	55.2	53.0	179.6	151.1
Food and beverage revenues	$164.9	$165.9	$550.4	$474.8
(1)     Primarily consists of revenue earned from party rentals and gift card breakage (see Revenue recognition below).
Revenue recognition — Customers purchase cards with game play credits or “chips” to be used on a variety of redemption and simulation games. Entertainment revenues related to game play primarily consist of game play credits, which are used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations related to unredeemed game play credits and tickets. The deferral is based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. During the thirty-nine weeks ended October 29, 2023, we recognized revenue of approximately $51.9 related to the amount in deferred entertainment revenues as of the end of fiscal 2022. These revenues are included in entertainment revenues on the consolidated statement of comprehensive income (loss).
We recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirty-nine weeks ended October 29, 2023, we recognized revenue of approximately $7.5 related to the amount in deferred gift card revenue as of the end of fiscal 2022. These revenues are included in Entertainment revenues on the consolidated statement of comprehensive income (loss).
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
(in millions, except per share amounts; unaudited)
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Basic weighted average shares outstanding	41.81	48.26	44.27	48.56
Weighted average dilutive impact of awards	—	0.48	0.82	0.62
Diluted weighted average shares outstanding	41.81	48.74	45.09	49.18
Weighted average awards excluded as anti-dilutive	1.62	0.32	0.90	0.23
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
Note 2: Business Combinations
On June 29, 2022, the Company acquired Main Event for net cash and contingent consideration. Main Event is also focused on entertainment, food and drinks, largely for the demographic target of families with young children. The acquisition puts the Company in a strategic position for accelerated, profitable growth in both brands as well as create cost synergies with our Dave & Buster’s brand. We finalized our accounting for the Main Event Acquisition in the second quarter of 2023.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
The components of the purchase price and net assets acquired in the Main Event Acquisition are as follows:

Amount
Gross cash consideration	$853.2
Contingent consideration (1)	13.8
Less: cash acquired	(34.5)
Total consideration paid	$832.5
Assets:
Current assets	16.9
Property and equipment	338.3
Operating lease right of use assets	297.2
Tradename	99.2
Other assets and deferred charges	5.8
Liabilities:
Accounts payable	20.1
Current portion of operating lease liabilities	11.6
Accrued liabilities	41.6
Operating lease liabilities	279.2
Deferred tax liabilities	35.8
Other long-term liabilities	6.5
Net assets acquired, excluding goodwill	$362.6
Goodwill	$469.9
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

Thirty-Nine Weeks Ended
October 30, 2022
Revenues	$1,601.3
Net income	$94.6
The historical consolidated financial information of the Company and Main Event, as presented in the table above, has been adjusted to give effect to pro forma events that are directly attributable to the acquisition and related financing arrangements and are factually supportable.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 3: Goodwill and Tradename Assets
The changes in the carrying amount of goodwill and tradename assets during fiscal 2023 and fiscal 2022 are as follows:

	Goodwill	Tradename
Balance at January 30, 2022	$272.6	$79.0
Acquisition of Main Event (1)	471.9	99.2
Balance at January 29, 2023	$744.5	$178.2
Adjustments to Main Event goodwill (1)(2)	(2.0)	—
Balance at October 29, 2023	$742.5	$178.2
(1)     See Note 2 for discussion of the Main Event acquisition.
(2)     Adjustments to preliminary purchase price. The Company finalized its purchase accounting related to the Main Event acquisition in the second quarter of fiscal 2023.
Note 4: Accrued Liabilities
Accrued liabilities consist of the following as of the dates presented:

	October 29, 2023	January 29, 2023
Deferred entertainment revenue	$121.8	$114.4
Current portion of operating lease liabilities, net (1)	70.4	64.1
Compensation and benefits	23.1	60.6
Accrued interest	24.2	15.8
Deferred gift card revenue	13.2	16.4
Customer deposits	15.9	8.7
Property taxes	15.2	13.1
Sales and use and other taxes	8.0	10.6
Occupancy and variable rent costs	3.7	9.4
Utilities	7.4	7.2
Worker's compensation and general liability claims	5.7	6.7
Other (2)	30.0	15.9
Total accrued liabilities	$338.6	$342.9
(1)The balance of leasehold incentive receivables of $6.0 and $6.0 as of October 29, 2023 and January 29, 2023, respectively, is reflected as a reduction of the current portion of operating lease liabilities.
(2)Includes $13.8 accrued transaction tax benefits related to the Main Event acquisition discussed at Note 2 to the consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
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
Operating lease cost, variable lease cost and short-term lease cost related primarily to our facilities is included in “Other store operating expenses” for our operating stores, “Pre-opening costs” for our stores not yet operating, or “General and administrative expenses” for our store support center and warehouse, in the consolidated statement of comprehensive income (loss).
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Operating lease cost	$49.4	$46.1	$146.6	$119.7
Variable lease cost	9.7	9.3	29.3	28.2
Short-term lease cost	0.8	0.4	2.4	0.8
Total	$59.9	$55.8	$178.3	$148.7
Operating lease payments in the table above includes minimum lease payments for future sites for which the leases have commenced. As of October 29, 2023, the Company had signed lease agreements with total lease payments of approximately $179.2 related to ten facility leases which had not yet commenced. Fixed minimum lease payments related to these facilities are not included in the right-of-use assets and lease liabilities on the consolidated balance sheet as of October 29, 2023.
Sale-Leaseback Transaction
In October 2023, the Company entered into a sale and master lease agreement (a "sale-leaseback") with an unrelated third party. Under these agreements, the Company sold four of its store properties, including land, buildings and certain improvements, at a sale price of $85.8 and then leased the assets back through the sale-leaseback transaction.
Based on certain criteria and in accordance with U.S. GAAP, the transaction was accounted for as a failed sale-leaseback. As a result, the store property assets remain on the consolidated balance sheet at their historical net book value and are depreciated over the remaining term of the master lease. A financing obligation liability was recognized in the amount of the net proceeds received in the amount of $84.2. The Company will not recognize rent expense related to the leased assets. Instead, monthly rent payments under the master lease agreement (initially, $6.4 per year) will be recorded as interest expense and a reduction of the outstanding liability.
As of October 29, 2023 the current outstanding liability of $0.2 was recorded in accrued liabilities and the long term outstanding liability of $84.0 was recorded in other liabilities on the consolidated balance sheet related to the financing liability.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 6: Debt
Long-term debt consists of the following:

	October 29, 2023	January 29, 2023
Credit facility—revolver	$—	$—
Credit facility—term loan	900.0	847.9
Senior secured notes	440.0	440.0
Total debt outstanding	1,340.0	1,287.9
Less current installments of long-term debt	(9.0)	(8.5)
Less issue discounts and debt issuance costs	(49.7)	(56.7)
Long-term debt, net	$1,281.3	$1,222.7
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
As of October 29, 2023, we had letters of credit outstanding of $9.8 and an unused commitment balance of $490.2 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.
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
The 2023 Term B Loans bear interest at Term SOFR (plus an additional credit spread adjustment of 0.10%) or ABR (each, as defined in the amended Credit Agreement) plus (i) in the case of Term SOFR loans, 3.75% per annum and (ii) in

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
the case of ABR loans, 2.75% per annum. The Revolving Loans bear interest subject to a pricing grid based on the Borrower’s net total leverage, at Term SOFR (plus an additional credit spread adjustment of 0.10%) plus a spread ranging from 3.00% to 3.50% per annum or ABR plus a spread ranging from 2.00% to 2.50% per annum. Unused commitments under the revolving facility incur initial commitment fees of 0.30% to 0.50%.
Loss on debt refinancing and amortization of issuance costs
Immediately prior to the Amendment, the Company had $46.9 of unamortized issuance discounts and costs. As certain lenders exited the syndicate and were replaced by new syndicate members and the term loan facility was increased in size, a portion of the term loan facility was deemed extinguished and a portion was determined to be modified. As a result, $8.5 of unamortized costs were written off and $2.7 of new fees were expensed on the modified portion resulting in a total charge of $11.2 included in loss on debt refinancing on the consolidated statement of income for the thirty-nine weeks ended October 29, 2023. The remaining $38.4 of the unamortized issuance discounts and $9.4 of new issuance discount and costs were deferred and will be amortized into interest expense, net.
Amortization of debt issuance costs and original issue discount was $8.9 and $5.5 for the thirty-nine weeks ended October 29, 2023 and October 30, 2022, respectively. The Company’s weighted average effective interest rate on our total debt facilities was 10.3% and 9.5% for the thirty-nine weeks ended October 29, 2023 and October 30, 2022, respectively.
Restrictive covenants and debt compliance
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined, as of the end of each fiscal quarter. We were in compliance with our covenants and the terms of our debt agreements as of October 29, 2023.
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
(in millions, except per share amounts; unaudited)
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
On March 27, 2023, our Board of Directors approved a share repurchase program with an authorization limit of $100.0. On April 19, 2023, our Board of Directors approved an increase to the authorization limit of $200.0 for a total of $300.0 authorized under the program. On September 4, 2023 our Board of Directors approved an increase to the authorization limit of $100.0 for a total of $400.0 authorized under the program. During the thirty-nine weeks ended October 29, 2023, the Company repurchased 8.49 million shares at an average of $35.35 per share. The remaining dollar value of shares that may be repurchased under the program is $100.0 as of October 29, 2023. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
Share-based compensation
Our compensation expense related to share-based compensation was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
General and administrative expenses	$3.5	$3.2	$15.4	$11.5
Our share-based compensation award activity during the thirty-nine weeks ended October 29, 2023 was as follows:

	Options	Restricted Stock Units	Total
Outstanding at January 29, 2023	0.98	1.89	2.87
Granted	0.08	0.26	0.34
Exercised	(0.04)	—	(0.04)
RSU vestings	n/a	(0.29)	(0.29)
Forfeited	(0.11)	(0.31)	(0.42)
Outstanding at October 29, 2023	0.91	1.55	2.46
Remaining unrecognized compensation expense	$4.6	$30.2	$34.8
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
During the thirty-nine weeks ended October 29, 2023, the Company granted certain options, time-based, performance-based, and market-based restricted stock units to employees and directors of the Company. These grants vest over a range of one year to five years. Certain of the market-based restricted stock units can vest earlier if the targets are achieved prior to that time. As a result, the requisite service period for such grants was determined to be less than the explicit service period.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 9: Income Taxes
The effective tax rate for the thirty-nine weeks ended October 29, 2023, was 19.9%, compared to 22.8% for the thirty-nine weeks ended October 30, 2022. The current year tax provision includes a favorable state apportionment impact resulting from the acquisition of Main Event and legal entity restructuring as well as lower permanent differences, primarily non-deductible transaction costs and credits associated with the reversal of certain tax valuation allowances as compared to the prior year.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in fiscal 2018, 2019 and 2020. The Company has $0.8 of federal tax refunds remaining from the fiscal 2020 carryback claim filed during fiscal 2021.

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
Quarterly Financial Highlights
•Third quarter revenue of $466.9 million decreased 3.0% from the third quarter of 2022.
•Pro forma combined comparable store sales (including Main Event branded stores) decreased 7.8% compared with the same period in 2022 and increased 8.1% compared with the same period in 2019.
•Net loss totaled $5.2 million, or $(0.12) per diluted share, compared with net income of $1.9 million, or $0.04 per diluted share in the third quarter of 2022.
•Adjusted EBITDA of $81.6 million, or 17.5% of revenue, in the quarter decreased 5.2% from the third quarter of 2022.
•The Company ended the third quarter with $554.2 million of liquidity, which included $64.0 million in cash and $490.2 million available under its $500 million revolving credit facility.
•The Company opened two new Dave & Buster's stores and one new Main Event store in the third quarter.
•The Company repurchased 2.8 million shares at a total cost of $100.0 million in the third quarter. Total share repurchases to date in fiscal 2023 are 8.5 million shares totaling $300.0 million and representing 17.5% of the Company's outstanding shares as of the end of fiscal 2022. The Company has $100.0 million remaining on its share repurchase authorization. See Note 8 to the consolidated financial statements for further discussion of share repurchases.
•The Company entered into a sale leaseback transaction with an institutional real estate investor for the real estate of four Dave & Buster's stores generating $85.8 million in proceeds. See Note 5 to the consolidated financial statements for further discussion of the transaction.

General
We are a leading owner and operator of high-volume venues in North America that combine dining and entertainment for both adults and families under the “Dave & Buster’s” and “Main Event” brands. The core of our concept is to offer our customers quality dining and various forms of entertainment all in one location. Our entertainment offerings provide an extensive assortment of attractions centered around playing games, bowling, and watching live sports and other televised events. Our brands appeal to a relatively balanced mix of male and female adults, as well as families and young adults. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.
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
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance, including:
Comparable store sales. Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the fiscal year and excluding stores permanently closed during the period. For fiscal 2023, our comparable store base consists of 141 Dave & Buster's branded stores. Our Main Event branded stores are not included in comparable store sales for the thirteen and thirty-nine weeks ended October 29, 2023.
New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. For the thirty-nine weeks ended October 29, 2023, we opened ten new stores (five Dave & Buster's branded stores and five Main Event branded stores).
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
Adjusted EBITDA and Adjusted EBITDA Margin. We define “Adjusted EBITDA” as net income (loss), plus interest expense, net, loss on debt refinancing, provision for (benefit from) income taxes, depreciation and amortization expense, loss on asset disposal, impairment of long-lived assets, share-based compensation, currency transaction (gains) losses and other costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.

Adjusted EBITDA is presented because we believe that it provides useful information to investors and analysts regarding our operating performance. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
Credit Adjusted EBITDA
We define “Credit Adjusted EBITDA” as Adjusted EBITDA plus certain other items as defined in our Credit Facility (see Liquidity and Capital Resources below). Other adjustments include (i) entertainment revenue deferrals, (ii) the cost of new projects, including store pre-opening costs, and (iii) other costs and adjustments as permitted by the debt agreements. We believe the presentation of Credit Adjusted EBITDA is appropriate as it provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Credit Facility.
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
Presentation of Operating Results
We operate on a 52-week or 53-week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. All references to the third quarter of 2023 relate to the 13-week period ended October 29, 2023. All references to the third quarter of 2022 relate to the 13-week period ended October 30, 2022. Fiscal 2023 consists of 53 weeks and fiscal 2022 consists of 52 weeks. All dollar amounts are presented in millions, unless otherwise noted, except per share amounts.
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
Thirteen Weeks Ended October 29, 2023 Compared to the Thirteen Weeks Ended October 30, 2022
Results of operations. The following table sets forth selected data, in millions of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statement of comprehensive income (loss).

	Thirteen Weeks Ended October 29, 2023		Thirteen Weeks Ended October 30, 2022
Entertainment revenues	$302.0	64.7%	$315.3	65.5%
Food and beverage revenues	164.9	35.3%	165.9	34.5%
Total revenues	466.9	100.0%	481.2	100.0%
Cost of entertainment (% of entertainment revenues)	29.5	9.8%	27.2	8.6%
Cost of food and beverage (% of food and beverage revenues)	43.3	26.3%	49.0	29.5%
Total cost of products	72.8	15.6%	76.2	15.8%
Operating payroll and benefits	119.9	25.7%	126.0	26.2%
Other store operating expenses	171.3	36.7%	163.8	34.0%
General and administrative expenses	28.4	6.1%	32.8	6.8%
Depreciation and amortization expenses	51.9	11.1%	48.4	10.1%
Pre-opening costs	4.0	0.9%	3.9	0.8%
Total operating costs	448.3	96.0%	451.1	93.7%
Operating income	18.6	4.0%	30.1	6.3%
Interest expense, net	28.9	6.2%	28.4	5.9%
Income (loss) before provision for income taxes	(10.3)	(2.2)%	1.7	0.4%
Benefit from income taxes	(5.1)	(1.1)%	(0.2)	—%
Net income (loss)	$(5.2)	(1.1)%	$1.9	0.4%
Company-owned stores at end of period		214		200
Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles (in millions of dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended October 29, 2023		Thirteen Weeks Ended October 30, 2022
Net income (loss)	$(5.2)	(1.1)%	$1.9	0.4%
Interest expense, net	28.9		28.4
Provision for income taxes	(5.1)		(0.2)
Depreciation and amortization expense	51.9		48.4
EBITDA	70.5	15.1%	78.5	16.3%
Loss on asset disposal	0.9		0.2
Share-based compensation (1)	3.5		3.2
Transaction and integration costs (2)	1.7		4.0
System implementation costs (3)	3.0		—
Consulting costs (4)	2.0		—
Other items, net	—		0.2
Adjusted EBITDA	$81.6	17.5%	$86.1	17.9%
(1)Non-cash share-based compensation expense, net of forfeitures, recorded in general and administrative expenses on the consolidated statement of comprehensive income (loss).
(2)Transaction and integration costs related to the acquisition and integration of Main Event recorded in general and administrative expenses on the consolidated statement of comprehensive income (loss).
(3)System implementation costs represent expenses incurred related to the development of new enterprise resource planning, human capital management and inventory software for our stores and store support teams. These charges are primarily recorded in general and administrative expenses on the consolidated statement of comprehensive income (loss).
(4)Represents one-time, third-party consulting fees that are not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy, which are included in general and administrative expenses on the consolidated statement of comprehensive income (loss). The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business.
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in millions of dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended October 29, 2023		Thirteen Weeks Ended October 30, 2022
Operating income	$18.6	4.0%	$30.1	6.3%
General and administrative expenses	28.4		32.8
Depreciation and amortization expense	51.9		48.4
Pre-opening costs	4.0		3.9
Store Operating Income Before Depreciation and Amortization	$102.9	22.0%	$115.2	23.9%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives (“Payments from landlords”).

	Thirteen Weeks Ended October 29, 2023	Thirteen Weeks Ended October 30, 2022
New store and operating initiatives	$51.7	$44.5
Games	5.4	2.9
Maintenance	16.2	9.5
Total capital additions	$73.3	$56.9
Payments from landlords	$5.9	$20.6
Results of Operations
Revenues
Selected revenue and store data (in millions except for store operating weeks) for the periods indicated are as follows:

	Thirteen Weeks Ended
	October 29, 2023	October 30, 2022	Change
Total revenues	$466.9	$481.2	$(14.3)
Total store operating weeks	2,774	2,616	158
Comparable store revenues	$323.9	$350.9	$(27.0)
Comparable store operating weeks	1,833	1,833	—
Noncomparable store revenues—Dave & Buster’s	$35.9	$23.9	$12.0
Noncomparable store operating weeks—Dave & Buster’s	188	107	81
Noncomparable store revenues—Main Event	$107.9	106.8	$1.1
Noncomparable store operating weeks—Main Event	753	676	77
Other revenues and deferrals	$(0.8)	$(0.4)	$(0.4)
Revenue mix by category, as a percentage of total revenues, for the periods indicated was as follows:

	Thirteen Weeks Ended
	October 29, 2023	October 30, 2022
Entertainment revenues	64.7%	65.5%
Food revenues	23.5%	23.5%
Beverage revenues	11.8%	11.0%
Total revenues decreased $14.3 million, or 3.0%, to $466.9 million in the third quarter of 2023 compared to $481.2 million in the third quarter of 2022. The decrease is attributable to a 7.7% decline in comparable store revenue, partially offset by incremental revenue from new, noncomparable, Dave & Buster's stores. The decline in comparable store revenue is due primarily to a reduction in walk-in transaction counts relative to the robust consumer environment of the prior year period, partially offset by increases in food and beverage prices and increases in special event bookings.
Comparable entertainment revenues in the third quarter of 2023 decreased by $20.4 million, or 9.0%, to $205.7 million from $226.1 million in the third quarter of 2022. Food sales at comparable stores decreased by $7.3 million, or 8.6%, to $77.9 million in the third quarter of 2023 from $85.2 million in the third quarter of 2022. Beverage sales at comparable stores increased by $0.7 million, or 1.8%, to $40.3 million in the third quarter of 2023 from $39.6 million in the third quarter of 2022.

Cost of products
The total cost of products was $72.8 million for the third quarter of 2023 compared to $76.2 million for the third quarter of 2022. The total cost of products as a percentage of total revenues decreased to 15.6% for the third quarter of 2023 compared to 15.8% for the third quarter of 2022.
Cost of entertainment was $29.5 million in the third quarter of 2023 compared to $27.2 million in the third quarter of 2022. The cost of entertainment, as a percentage of entertainment revenues, increased to 9.8% for the third quarter of 2023 from 8.6% in the third quarter of 2022.
Cost of food and beverage products was $43.3 million for the third quarter of 2023 compared to $49.0 million for the third quarter of 2022. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 26.3% for the third quarter of 2023 from 29.5% for the third quarter of 2022. The decrease was primarily attributable to food and beverage menu price increases, continued supply chain and ingredient optimization, and the mix of products sold with our new menu.
Operating payroll and benefits
Total operating payroll and benefits was $119.9 million in the third quarter of 2023 compared to $126.0 million in the third quarter of 2022. The total cost of operating payroll and benefits as a percentage of total revenues was 25.7% in the third quarter of 2023 compared to 26.2% in the third quarter of 2022. This decrease is primarily due to labor management efficiencies and lower incentive compensation, partially offset by hourly wage rate and manager salary increases.
Other store operating expenses
Other store operating expenses was $171.3 million in the third quarter of 2023 compared to $163.8 million in the third quarter of 2022. The increase is primarily due to higher occupancy costs for new stores and marketing costs. Other store operating expense as a percentage of total revenues increased to 36.7% in the third quarter of 2023 compared to 34.0% in the third quarter of 2022. This increase in expense as a percentage of total revenues was due primarily to increased occupancy costs, repairs & maintenance, and marketing costs.
General and administrative expenses
General and administrative expenses decreased to $28.4 million in the third quarter of 2023 compared to $32.8 million in the third quarter of 2022. The decrease in general and administrative expenses was driven primarily by lower merger & integration costs related to the Main Event acquisition and lower incentive compensation, partially offset by higher system implementation and consulting costs. General and administrative expenses as a percentage of total revenues decreased to 6.1% in the third quarter of 2023 compared to 6.8% in the third quarter of 2022 for the same reasons.
Depreciation and amortization expense
Depreciation and amortization expense increased to $51.9 million in the third quarter of 2023 compared to $48.4 million in the third quarter of 2022, primarily due to new store openings.
Pre-opening costs
Pre-opening costs increased to $4.0 million in the third quarter of 2023 compared to $3.9 million in the third quarter of 2022 primarily due to the timing of Dave & Buster's and Main Event store openings in 2023.
Interest expense, net
Interest expense, net increased to $28.9 million in the third quarter of 2023 compared to $28.4 million in the third quarter of 2022 due primarily to an increase in average outstanding debt. See further discussion of the Company's debt activity at Note 6 to the consolidated financial statements.
Provision for income taxes
The effective tax rate for the third quarter of 2023 was 49.5%, compared to (11.8)% for the third quarter of 2022. The third quarter of 2023 includes favorable state apportionment impacts resulting from the acquisition of Main Event and legal entity restructuring, favorable impacts from lower permanent differences, primarily non-deductible transaction costs, and favorable impacts from credits associated with the reversal of certain tax valuation allowances.

Thirty-Nine Weeks Ended October 29, 2023 Compared to the Thirty-Nine Weeks Ended October 30, 2022
Results of operations. The following table sets forth selected data, in millions of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying unaudited consolidated statement of comprehensive income (loss).

	Thirty-Nine Weeks Ended October 29, 2023		Thirty-Nine Weeks Ended October 30, 2022
Entertainment revenues	$1,055.9	65.7%	$925.9	66.1%
Food and beverage revenues	550.4	34.3%	474.8	33.9%
Total revenues	1,606.3	100.0%	1,400.7	100.0%
Cost of entertainment (% of entertainment revenues)	98.2	9.3%	83.1	9.0%
Cost of food and beverage (% of food and beverage revenues)	148.5	27.0%	138.7	29.2%
Total cost of products	246.7	15.4%	221.8	15.8%
Operating payroll and benefits	377.5	23.5%	333.0	23.8%
Other store operating expenses	510.4	31.8%	430.7	30.7%
General and administrative expenses	92.0	5.7%	98.8	7.1%
Depreciation and amortization expenses	149.9	9.3%	120.3	8.6%
Pre-opening costs	12.7	0.8%	10.8	0.8%
Total operating costs	1,389.2	86.5%	1,215.4	86.8%
Operating income	217.1	13.5%	185.3	13.2%
Interest expense, net	92.5	5.8%	56.9	4.1%
Loss on debt refinancing	11.2	0.7%	1.5	0.1%
Income before provision for income taxes	113.4	7.1%	126.9	9.1%
Provision for income taxes	22.6	1.4%	28.9	2.1%
Net income	$90.8	5.7%	$98.0	7.0%
Company-owned stores at end of period		214		200

Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles (in millions of dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirty-Nine Weeks Ended October 29, 2023		Thirty-Nine Weeks Ended October 30, 2022
Net income	$90.8	5.7%	$98.0	7.0%
Interest expense, net	92.5		56.9
Loss on debt refinancing	11.2		1.5
Provision for income taxes	22.6		28.9
Depreciation and amortization expense	149.9		120.3
EBITDA	367.0	22.8%	305.6	21.8%
Loss on asset disposal	1.6		0.6
Impairment of long-lived assets (1)	1.7		1.8
Share-based compensation (2)	15.4		11.5
Transaction and integration costs (3)	9.6		22.3
System implementation costs (4)	6.2		—
Consulting costs (5)	2.0		—
Other items, net	0.4		0.2
Adjusted EBITDA	$403.9	25.1%	$342.0	24.4%
(1)Amount for the thirty-nine weeks ended October 29, 2023 included property and equipment that was removed from service and recorded in other store operating expenses on the consolidated statement of comprehensive income (loss). Amount for the thirty-nine weeks ended October 30, 2022 related to Main Event’s corporate headquarters lease, which was abandoned, and was included in general and administrative expenses on the consolidated statement of comprehensive income (loss).
(2)Non-cash share-based compensation expense, net of forfeitures, recorded in general and administrative expenses on the consolidated statement of comprehensive income (loss).
(3)Transaction and integration costs related to the acquisition and integration of Main Event recorded in general and administrative expenses on the consolidated statement of comprehensive income (loss).
(4)System implementation costs represent expenses incurred related to the development of new enterprise resource planning, human capital management and inventory software for our stores and store support teams. These charges are primarily recorded in general and administrative expenses on the consolidated statement of comprehensive income (loss).
(5)Represents one-time, third-party consulting fees that are not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy, which are included in general and administrative expenses on the consolidated statement of comprehensive income (loss). The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business.
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in millions of dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirty-Nine Weeks Ended October 29, 2023		Thirty-Nine Weeks Ended October 30, 2022
Operating income	$217.1	13.5%	$185.3	13.2%
General and administrative expenses	92.0		98.8
Depreciation and amortization expense	149.9		120.3
Pre-opening costs	12.7		10.8
Store Operating Income Before Depreciation and Amortization	$471.7	29.4%	$415.2	29.6%

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives (“Payments from landlords”).

	Thirty-Nine Weeks Ended October 29, 2023	Thirty-Nine Weeks Ended October 30, 2022
New store and operating initiatives	$156.2	$116.7
Games	13.5	22.2
Maintenance	45.8	23.0
Total capital additions	$215.5	$161.9
Payments from landlords	$13.1	$28.6
Results of Operations
Revenues
Selected revenue and store data (in millions except for store operating weeks) for the periods indicated are as follows:

	Thirty-Nine Weeks Ended
	October 29, 2023	October 30, 2022	Change
Total revenues	$1,606.3	$1,400.7	$205.6
Total store operating weeks	8,192	6,663	1,529
Comparable store revenues	$1,121.9	$1,195.4	$(73.5)
Comparable store operating weeks	5,499	5,499	—
Noncomparable store revenues—Dave & Buster’s	$107.8	$55.7	$52.1
Noncomparable store operating weeks—Dave & Buster’s	497	228	269
Noncomparable store revenues—Main Event	379.9	158.2	221.7
Noncomparable store operating weeks—Main Event	2,196	936	1,260
Other revenues and deferrals	$(3.3)	$(8.6)	$5.3
Revenue mix by category, as a percentage of total revenues, for the periods indicated was as follows:

	Thirty-Nine Weeks Ended
	October 29, 2023	October 30, 2022
Entertainment revenues	65.7%	66.1%
Food revenues	23.1%	23.1%
Beverage revenues	11.2%	10.8%
Total revenues increased $205.6 million, or 14.7%, to $1,606.3 in the thirty-nine weeks ended October 29, 2023 compared to $1,400.7 million in the thirty-nine weeks ended October 30, 2022. The increase in revenue is primarily attributable to $221.7 million of increased revenue from our Main Event stores, which were acquired on June 29, 2022, and $52.1 million in revenue from new, noncomparable, Dave & Buster's stores, partially offset by a 6.1% decrease in comparable store sales. The decrease in comparable store revenue is due primarily to a reduction in walk-in transaction counts relative to the robust consumer environment of the prior year period, partially offset by increases in food and beverage prices and increases in special event bookings.
Comparable entertainment revenues in the thirty-nine weeks ended October 29, 2023 decreased by $62.8 million, or 8.0%, to $724.2 million from $787.0 million in the thirty-nine weeks ended October 30, 2022. Food sales at comparable stores decreased by $13.2 million, or 4.7%, to $265.2 million in the thirty-nine weeks ended October 29, 2023 from $278.4 million in the thirty-nine weeks ended October 30, 2022. Beverage sales at comparable stores increased by $2.5 million, or

1.9%, to $132.5 million in the thirty-nine weeks ended October 29, 2023 from $130.0 million in the thirty-nine weeks ended October 30, 2022.
Cost of products
The total cost of products was $246.7 million for the thirty-nine weeks ended October 29, 2023 and $221.8 million for the thirty-nine weeks ended October 30, 2022. The total cost of products as a percentage of total revenues decreased to 15.4% for the thirty-nine weeks ended October 29, 2023 compared to 15.8% for the thirty-nine weeks ended October 30, 2022.
Cost of entertainment increased to $98.2 million in the thirty-nine weeks ended October 29, 2023 compared to $83.1 million in the thirty-nine weeks ended October 30, 2022. The cost of entertainment, as a percentage of entertainment revenues, increased to 9.3% for the thirty-nine weeks ended October 29, 2023 from 9.0% in the thirty-nine weeks ended October 30, 2022.
Cost of food and beverage products increased to $148.5 million for the thirty-nine weeks ended October 29, 2023 compared to $138.7 million for the thirty-nine weeks ended October 30, 2022. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 27.0% for the thirty-nine weeks ended October 29, 2023 from 29.2% for the thirty-nine weeks ended October 30, 2022. The decrease was primarily attributable to food and beverage menu price increases, continued supply chain and ingredient optimization, and the mix of products sold with our new menu.
Operating payroll and benefits
Total operating payroll and benefits increased to $377.5 million in the thirty-nine weeks ended October 29, 2023 compared to $333.0 million in the thirty-nine weeks ended October 30, 2022. The total cost of operating payroll and benefits as a percentage of total revenues was 23.5% in the thirty-nine weeks ended October 29, 2023 compared to 23.8% in the thirty-nine weeks ended October 30, 2022. This decrease is primarily due to labor management efficiencies and lower incentive compensation, partially offset by hourly wage rate and manager salary increases.
Other store operating expenses
Other store operating expenses increased to $510.4 million in the thirty-nine weeks ended October 29, 2023 compared to $430.7 million in the thirty-nine weeks ended October 30, 2022. The increase is primarily due to the additional store operating hours related to our Main Event stores, the impact of Dave & Buster’s new store openings, as well as higher occupancy costs, maintenance, security, cleaning services and marketing costs. Other store operating expense as a percentage of total revenues increased to 31.8% in the thirty-nine weeks ended October 29, 2023 compared to 30.7% in the thirty-nine weeks ended October 30, 2022. This increase in expense as a percentage of total revenues was primarily due to increased occupancy and marketing costs.
General and administrative expenses
General and administrative expenses decreased to $92.0 million in the thirty-nine weeks ended October 29, 2023 compared to $98.8 million in the thirty-nine weeks ended October 30, 2022. The decrease in general and administrative expenses was driven primarily by $22.3 million of transaction and integration costs during the prior year period and lower incentive compensation in the current year, partially offset by higher stock based compensation expense, system implementation and consulting costs. General and administrative expenses as a percentage of total revenues decreased to 5.7% in the thirty-nine weeks ended October 29, 2023 compared to 7.1% in the thirty-nine weeks ended October 30, 2022 due primarily to the reasons noted above.
Depreciation and amortization expense
Depreciation and amortization expense increased to $149.9 million in the thirty-nine weeks ended October 29, 2023 compared to $120.3 million in the thirty-nine weeks ended October 30, 2022, primarily due to the acquired Main Event stores.
Pre-opening costs
Pre-opening costs increased to $12.7 million in the thirty-nine weeks ended October 29, 2023 compared to $10.8 million in the thirty-nine weeks ended October 30, 2022 primarily related to growth in the pipeline of new store openings in the thirty-nine weeks ended October 29, 2023 compared to the thirty-nine weeks ended October 30, 2022.

Interest expense, net
Interest expense, net increased to $92.5 million in the thirty-nine weeks ended October 29, 2023 compared to $56.9 million in the thirty-nine weeks ended October 30, 2022 due primarily to an increase in average outstanding debt. See further discussion of the Company's debt activity at Note 6 to the consolidated financial statements.
Loss on debt refinancing
Loss on debt refinancing was $11.2 million in the thirty-nine weeks ended October 29, 2023 and $1.5 million in the thirty-nine weeks ended October 30, 2022. These amounts are related to the debt refinancing in June 2023 and June 2022, respectively. See further discussion of the Company's debt activity at Note 6 to the consolidated financial statements.
Provision for income taxes
The effective tax rate for the thirty-nine weeks ended October 29, 2023 was 19.9%, compared to 22.9% for the thirty-nine weeks ended October 30, 2022. The current year tax provision includes a favorable state apportionment impact resulting from the acquisition of Main Event and legal entity restructuring as well as lower permanent differences, primarily non-deductible transaction costs as compared to the prior year and credits associated with the reversal of certain tax valuation allowances.

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
The 2023 Term B Loans bear interest at Term SOFR (plus an additional credit spread adjustment of 0.10%) or ABR (each, as defined in the amended Credit Agreement) plus (i) in the case of Term SOFR loans, 3.75% per annum and (ii) in the case of ABR loans, 2.75% per annum. The Revolving Loans bear interest subject to a pricing grid based on the Borrower’s net total leverage, at Term SOFR (plus an additional credit spread adjustment of 0.10%) plus a spread ranging from 3.00% to 3.50% per annum or ABR plus a spread ranging from 2.00% to 2.50% per annum. Unused commitments under the revolving facility incur initial commitment fees of 0.30% to 0.50%.
As of October 29, 2023, we had letters of credit outstanding of $9.8 million and an unused commitment balance of $490.2 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 million and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.
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
The Company’s weighted average effective interest rate on our total debt facilities was 10.3% and 9.5% for the thirty-nine weeks ended October 29, 2023 and October 30, 2022, respectively.
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined, as of the end of each fiscal quarter, beginning with the Company’s first full fiscal quarter after the Closing Date. We were in compliance with our covenants and the terms of our debt agreements as of October 29, 2023.

Sale-Leaseback
In October 2023, the Company entered into a sale and master lease agreement (a "sale-leaseback") with an unrelated third party. Under these agreements, the Company sold four of its store properties, including land, buildings and certain improvements, and then leased the assets back through the sale-leaseback transaction. As of October 29, 2023 the current outstanding liability of $0.2 million was recorded in accrued liabilities and the long term outstanding liability of $84.0 million was recorded in other liabilities on the consolidated balance sheet related to the financing liability. See further discussion at Note 5 to the consolidated financial statements.

Credit Adjusted EBITDA and Net Total Leverage Ratio.
Credit Adjusted EBITDA, a non-GAAP measure, represents Adjusted EBITDA plus certain other items as defined in our Credit Facility. See further discussion at Non-GAAP Financial Measures above. The following table reconciles Net income to Credit Adjusted EBITDA, as defined in our Credit Facility for the periods indicated:

Trailing Four Quarters Ended October 29, 2023
Net income (loss)	$129.9
Add back:
Interest expense, net	123.0
Loss on debt refinancing	11.2
Provision for (benefit from) income taxes	30.2
Depreciation and amortization expense	198.9
EBITDA	493.2
Add back:
Loss on asset disposal	1.8
Impairment of long-lived assets (1)	1.7
Share-based compensation (2)	23.9
Transaction and integration costs (3)	12.5
System implementation costs (4)	6.8
Consulting costs (5)	2.0
Pre-opening costs (6)	16.5
Entertainment revenue deferrals (7)	10.1
Other items, net	0.4
Credit Adjusted EBITDA, a non-GAAP measure	$568.9
(1)Amount includes property and equipment that was removed from service and recorded in other store operating expenses on the consolidated comprehensive income statement.
(2)Non-cash share-based compensation expense, net of forfeitures, recorded in general and administrative expenses on the consolidated statement of comprehensive income (loss).
(3)Transaction and integration costs related to the acquisition and integration of Main Event recorded in general and administrative expenses on the consolidated statement of comprehensive income (loss).
(4)System implementation costs represent expenses incurred related to the development of new enterprise resource planning, human capital management and inventory software for our stores and store support teams. These charges are primarily recorded in general and administrative expenses on the consolidated statement of comprehensive income (loss).
(5)Represents one-time, third-party consulting fees that are not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy, which are included in general and administrative expenses on the consolidated statement of comprehensive income (loss). The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business.
(6)Represents costs incurred, primarily consisting of occupancy and payroll related expenses, associated with the opening of new stores. These costs are considered a "cost of new projects" as defined in our Credit Facility.
(7)Represents non-cash adjustments to our deferred entertainment revenue liabilities. These costs are considered an "other non-cash charge" as defined in our Credit Facility.

The Company's maximum permitted Net Total Leverage Ratio, as defined in our Credit Facility, is 3.5x. The following table calculates Net Total Leverage Ratio as of and for the period indicated:

		As Of And For The Trailing Four Quarters Ended October 29, 2023
Credit Adjusted EBITDA (a)		$568.9
Total debt (1)		$1,374.5
Less: Cash and cash equivalents		$(64.0)
Add: Outstanding letters of credit		$9.8
Net debt (b)		$1,320.3
Net Total Leverage Ratio (b / a)	2.3	x
(1)     Amount represents the face amount of debt outstanding, net unamortized debt issuance costs and debt discount, and the outstanding lease financing payable as a result of a sale-leaseback transaction. See further discussion at Note 5 to the consolidated financial statements.
Dividends and Share Repurchases
On March 27, 2023, our Board of Directors approved a share repurchase program with an authorization limit of $100.0. On April 19, 2023, our Board of Directors approved an increase to the authorization limit of $200.0 for a total of $300.0 authorized under the program. On September 4, 2023 our Board of Directors approved an increase to the authorization limit of $100.0 for a total of $400.0 authorized under the program. During the thirty-nine weeks ended October 29, 2023, the Company repurchased 8.49 million shares at an average of $35.35 per share. The remaining dollar value of shares that may be repurchased under the program is $100.0 as of October 29, 2023.
There were no dividends declared or paid during the thirteen and thirty-nine weeks ended October 29, 2023. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, compliance with debt agreements and other factors that the Board of Directors considers relevant.
Cash and Cash Equivalents
As of October 29, 2023, the Company had cash and cash equivalents of $64.0 million. The Company can operate with a working capital deficit because cash from sales is usually received before related liabilities for product supplies, labor and services become due. Our operations do not require significant inventory or receivables and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as non-current assets and not a part of working capital. Based on our current business plan, we believe our cash and cash equivalents combined with expected cash flows from operations, available borrowings under our revolving credit facility and expected payments from landlords should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our capital allocation strategy, including capital expenditures, through at least the next twelve months.
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
Cash flow from operating activities decreased to $267.0 million for the thirty-nine weeks ended October 29, 2023 compared to $301.0 million for the thirty-nine weeks ended October 30, 2022. The decrease was primarily driven by the timing of changes in working capital.
Investing Activities — Cash flow used in investing decreased to $207.2 million for the thirty-nine weeks ended October 29, 2023 from $981.9 million for the thirty-nine weeks ended October 30, 2022 primarily due to the $818.7 net cash paid for the acquisition of Main Event in the thirty-nine weeks ended October 30, 2022, partially offset by an increase in capital expenditures.

Financing Activities — Cash flow used in financing was $177.4 million in the thirty-nine weeks ended October 29, 2023 primarily consisting of share repurchases and payments on outstanding debt and revolver balances, partially offset by net debt proceeds and proceeds from a sale-leaseback transaction. Cash flow from financing activities of $763.2 million in the thirty-nine weeks ended October 30, 2022 primarily consisted of net debt proceeds, partially offset by share repurchases, payments on revolver balances and debt issuance costs incurred.
Contractual Obligations and Commitments
Other than the activity discussed at Debt and Sale-Leaseback above, there have been no material changes to our contractual obligations since January 29, 2023, as reported on Form 10-K filed with the SEC on March 28, 2023.
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
Interest Rate Risk
In the second quarter of fiscal 2022, the Company elected SOFR as the alternative base rate for outstanding borrowings on the Credit Facility, which is based on variable rates. As of October 29, 2023, the Company had no balance outstanding on our revolving facility and an outstanding balance of $900.0 million on the term loan facility. The impact on our annual results of operations of a hypothetical one percentage point interest rate change on the outstanding balance of the credit facility as of October 29, 2023 would be approximately $9.0 million.
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
Changes in Internal Control Over Financial Reporting
The Company implemented a new human resources information system (“HRIS”) during the third quarter ended October 29, 2023, which had a material impact on internal control over financial reporting. The Company will include the new HRIS in our evaluation of internal control over financial reporting for the fiscal year ending February 4, 2024. There were no other changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third quarter ended October 29, 2023.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 7 to our Unaudited Consolidated Financial Statements set forth in Part I of this report.
Item 1A. Risk Factors
See discussion in “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended January 29, 2023.
Item 2.    Unregistered Sales of Equity Securities
Information regarding repurchase of our common stock, in millions, except per share amounts, during the thirty-nine weeks ended October 29, 2023:

Period (1)	Total Number of Shares Repurchased (2) (in millions)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2) (3) (in millions)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans (4) (in millions)
January 30 to February 26, 2023	—	$—	—	$—
February 27 to April 2, 2023	—	$—	—	$100.0
April 3 to April 30, 2023	3.61	$34.82	3.61	$174.5
May 1 to May 28, 2023	2.09	$35.63	5.70	$100.0
May 29 to July 2, 2023	—	$—	5.70	$100.0
July 3 to July 30, 2023	—	$—	5.70	$100.0
July 31 to August 27, 2023	—	$—	5.70	$100.0
August 28 to October 1, 2023	2.79	$35.84	8.49	$100.0
October 2 to October 29, 2023	—	$—	8.49	$100.0
(1)The Company uses a "4-5-4" calendar to determine the months in each quarter. The periods presented represent the 4 week and 5 week periods making up the thirty-nine weeks ended October 29, 2023.
(2)Represents cumulative shares repurchased under repurchase program(s). Excludes shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units totaling 0.03 for the thirty-nine weeks ended October 29, 2023.
(3)Our Board of Directors approved a share repurchase program in March of 2023, with approved increases in April and September of 2023 (see further discussion at Note 8 to our unaudited consolidated financial statements). Under the program, the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program(s) may be modified, suspended or discontinued at any time.
(4)Represents total cumulative share repurchase authorizations in effect, less cumulative purchases, at the end of each period presented.

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

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: December 5, 2023	By:	/s/ Christopher Morris
Christopher Morris
Chief Executive Officer

Date: December 5, 2023	By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Chief Financial Officer