Form 10-K
period 2024-02-04
Dave & Buster's Entertainment, Inc.
filed 2024-04-02
CIK 1525769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED February 04, 2024
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
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates, based on the closing price of the last day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was approximately $2.2 billion. The number of shares of the registrant’s Common Stock outstanding as of March 22, 2024 was 40,299,451.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

DAVE & BUSTER’S ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 4, 2024

FORWARD-LOOKING STATEMENTS
Matters discussed in this report and in other public disclosures, both written and oral, include “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “may,” “will,” “should,” “could,” “aims,” “intends,” or “projects,” and similar expressions, whether in the negative or the affirmative. You should not place undue reliance on forward-looking statements, which speak only as of the date of the report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all forward-looking statements contained in this report and other public statements made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
ITEM 1.    Business
Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is the owner and operator of 220 venues in North America that offer premier entertainment and dining experiences for both adults and families under the Dave & Buster's and Main Event brands. As of February 4, 2024, the Company had 162 Dave & Buster’s branded stores in 42 states, Puerto Rico, and Canada and offers guests the opportunity to "Eat Drink Play and Watch," all in one location. Each store offers a full menu of entrées and appetizers, a complete selection of alcoholic and non-alcoholic beverages, and an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. The Company has 58 Main Event stores in 20 states across the U.S. Main Event offers food, drinks and entertainment, including state-of-the-art bowling, laser tag, arcade games and virtual reality, making it the perfect place for families to connect and make memories.
Unless otherwise provided in this report, references to “Dave & Buster’s,” “we,” “us,” “our” or the “Company” refer to D&B Entertainment and its wholly owned subsidiaries and any predecessor entities.
Our fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. Fiscal 2023 contained 53 weeks and fiscal 2022 and fiscal 2021 each contained 52 weeks. We refer to our fiscal years ended February 4, 2024, January 29, 2023 and January 30, 2022 as "fiscal 2023", "fiscal 2022", and "fiscal 2021", respectively, throughout this report.
Entertainment
Game play is a key aspect of the entertainment experience at each of our stores, which we believe is the core differentiating feature of our brands. The Midway in each of our stores is an area where we offer a wide array of entertainment options, some of which are exclusive to our Dave & Buster's and Main Event brands on a permanent or temporary basis. Our Dave & Buster’s stores average 135 redemption and simulation games, and our Main Event locations average 115 redemption and simulation games as well as bowling, laser tag, billiards and gravity ropes.
Most of our games are activated by game play credits on cards or other RFID devices. A customer purchases a card with game play credits or “chips” at an automated kiosk, through our mobile application, or from one of our team members. Our entertainment revenues accounted for approximately 65.1% of our total revenues during fiscal 2023. Redemption games offer our customers the opportunity to win tickets that are redeemable at a retail-style space in our stores with prizes ranging from branded novelty items to high-end electronics. We believe this “opportunity to win” creates a fun and highly energized social experience that is an important aspect of the in-store experience and cannot be easily replicated at home. Many of our non-redemption games, which include our virtual reality, video, and simulation offerings, can be played by multiple customers simultaneously and include some of the latest high-tech games that are commercially available. Other entertainment, including billiards, laser tag and bowling, represented the remainder of our entertainment revenues in fiscal 2023.
Sports-viewing is another key component of the entertainment experience at Dave & Buster’s. All our stores have multiple large screen televisions and high-quality audio systems providing customers with a venue for watching live sports and other immersive programming. Most of our Dave & Buster's branded stores have an enhanced viewing experience with huge cutting-edge LED “Wow Walls”, that deliver an elevated viewing experience and provide a platform for broader programming and marketing opportunities. Our "Sports Watching" areas offer an immersive viewing environment that provides customers with large, high-definition televisions, to watch community-focused sports programming and enjoy our full bar and food menu. We believe that we have created an energetic environment that includes a differentiated and interactive viewing experience for customers, and our goal is to build awareness of D&B as “the best place to watch sports” and the “only place to watch the games and play the games.”
Food and Beverage
We strive to differentiate our food with quality, flavorful offerings guided by an “Inspired American Kitchen” identity at our Dave & Buster’s locations and a “Family Kitchen” at our Main Event locations. These offerings are rooted in enhanced flavors and quality ingredients across a condensed number of menu items that enable our customers to explore new flavors while offering a balanced selection of familiar dishes. Our menus simplify execution and, along with recent kitchen enhancements, allow us to deliver dishes to customers hotter and faster to drive an improved customer experience. While our menus appeal to a broad spectrum of customers, we continue to evolve it to reflect the changing tastes of our customers, with options for full meals as well as grabbing an appetizer to share with friends. We deliver high-quality offerings, including a wide variety of starters, one-of-a-kind burgers and handhelds, choice-grade steaks, pasta, and low calorie, vegetarian, and gluten-friendly options. We believe our broad menus offer something for everyone and are appropriate for many different occasions. To ensure that we stay on-trend, we update our menus regularly with new food items or tailored promotions.
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
Competitive Positioning
The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary spend on entertainment with localized attraction facilities such as movie theaters, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, night clubs and restaurants as well as theme parks. We also face competition from local, regional, and national establishments that offer similar entertainment experiences and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. Some of these establishments may exist in multiple locations, and we may also face competition on a national basis in the future from other similar concepts. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming.
The key elements that drive our total customer experience and help position us from a competitive standpoint include the following:
Strong, distinctive brands with broad customer appeal.
We believe that the customer experience at our stores, supported by our extensive marketing reach, has helped us create widely recognized brands. We have a high degree of awareness of our brands as an entertainment and dining venue, and a broad customer appeal with an attractive target demographic. The primary target for our Dave & Buster’s locations is adults aged 21-39 and families, while our Main Event stores primarily focus on families with children.
Multi-faceted customer experience highlights our value proposition.
We believe that our combination of interactive games, attractive television viewing areas, high-quality dining, and full-service beverage offerings, delivered in a highly energized atmosphere, provides a multi-faceted customer experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. We aim to offer our customers a value proposition comparable or superior to many of the separately available dining and entertainment options. We are continuously working with game manufacturers and others to create new games and attractions that include content that is exclusively available at our Dave & Buster’s and Main Event stores on a permanent or temporary basis. Our new games in combination with new food and beverage offerings and focused attention to the customer experience help us to retain and generate customer traffic. Our value proposition is enhanced by marketing initiatives, including free game play that often features the introduction of our new games, game play dollar volume discounts, and eat and play promotional offers. We believe these initiatives encourage customers to participate more fully across our food, beverage, and entertainment offerings.
Store models generate favorable store economics and strong returns.
We believe our store models offering entertainment, food, and beverage options provide certain benefits in comparison to traditional restaurant concepts, which are reflected in our historically higher revenue per store, higher comparable store operating income margins, and higher comparable Store Operating Income Before Depreciation and Amortization Margins (defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”).
Our entertainment offerings have low variable costs, generating a gross margin of 90.7% for fiscal 2023. With 65.1% of our fiscal 2023 revenues from entertainment, we have less exposure than traditional restaurant concepts to food costs. Our business model generates strong cash flow that we can use to execute our growth strategy. We believe the combination of our operating income margins, our Store Operating Income Before Depreciation and Amortization Margins, our refined new store formats and the fact that our stores typically open with high volumes that drive margins in year one will help us achieve one-year and five-year cash-on-cash return targets.
We target average one-year and five-year cash-on-cash returns of at least 35% and 25%, respectively. We define and calculate cash-on-cash returns for an individual store as (a) Store Operating Income Before Depreciation and Amortization, excluding pre-opening expenses, national marketing expense allocation, non-cash charges related to asset disposals, currency transactions and changes in non-cash deferred entertainment revenue, divided by (b) our net development costs. Net development costs include equipment, building, leaseholds and site costs, net of tenant improvement allowances and other landlord payments, excluding pre-opening costs and capitalized interest.
Commitment to customer satisfaction.
We aim to continuously enhance our entertainment, food, and beverage offerings through our service philosophy of providing a high quality and consistent customer experience through dedicated training and development of our team members, supported by a corporate culture that fosters employee engagement.
Strategy
We have a multi-faceted growth strategy focused on the following key components:
Drive growth in comparable store sales.
We intend to differentiate our brands from other entertainment and dining alternatives and drive growth in our comparable sales through the following strategies:
•Offer the latest entertainment at competitive prices. We believe that our diverse offering of games and amusement activities are the core differentiating feature of our brands. Staying current with the latest offerings promotes trial and provides an exciting environment to enjoy with friends and family, especially with the latest multiplayer games and challenges, as well as social gaming experiences. We plan to continually update our games each year through the development of innovative and proprietary games and the purchase of new games that will resonate with our customers to drive brand relevance due to a variety of factors, including their large scale, eye-catching appearance, virtual reality features, association with recognizable brands or the fact they cannot be easily replicated at home. We also intend to extend our programming capabilities at our stores by offering more curated content and creating a calendar of ongoing and one-time events leveraging our investments in the best and latest audio-visual technology. We also plan to continuously review and update pricing of our games and amusement activities to provide affordable entertainment while remaining competitive with our peers.
•Offer novel food & drink to bring people together. We aim to offer a wide variety of quality items for our guests at optimized prices. We also strive to improve efficiency by simplifying execution, allowing us to deliver dishes hotter and faster to drive an improved customer experience. We continually update and innovate our offerings based on customer research and optimize our selections to improve execution efficiency. For both food and beverage, we aim to periodically introduce new items and offer attractive promotions during key periods.
•Drive customer engagement through strategic marketing and loyalty offerings. We will continue to focus on delivering personalized messaging that connects with the customer to drive incremental visitation and will focus our advertising on communicating the values behind our brand promise. In addition, we will continue to leverage our customer relationship management program and our growing loyalty database by delivering more targeted individualized offers, creative content and exclusive offerings. We will also continue to review and optimize our media mix to drive both incremental visits from our existing customer base and increase unique visitors.
•Optimize our footprint through remodeling existing locations. We will continue to invest in remodels of certain existing stores to modernize, attract customers, improve layouts to improve traffic and efficiency, implement technology improvements, provide new entertainment offerings and deliver a personalized experience across screens with connections to our mobile app.
•Drive incremental sales volume through advertising and hosting special events. Our dedicated sales team strives to drive incremental special events traffic in each of our stores. We continue to focus on opportunities to grow special events sales including optimized online booking and entertainment offerings geared toward special events. New, elevated banquet menu offerings and dedicated service provide an exceptional guest experience.
•Drive an improved guest experience and optimize operations through targeted technology investments. We continue to streamline our service model through store-level technology improvements including kiosks and other self-service technology. We also continue to invest in analytics tools and technology upgrades to more efficiently measure and improve performance, drive incremental sales, and continuously monitor costs and profitability.
Invest domestically in our brands.
We believe the Dave & Buster’s and Main Event brands have significant domestic growth opportunities in the United States and Canada. In fiscal 2023, we opened eleven Dave & Buster's stores and five Main Event stores. In fiscal 2024 and beyond, the number of openings will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, generate sufficient operating cash flows or utilize available cash to finance construction of leasehold improvements and pre-opening costs, obtain necessary local governmental permits, and recruit and train team members.
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
Dave & Buster's Stores - Our Dave & Buster's stores vary in size from approximately 16,000 to 70,000 square feet. To optimize sales per square foot and further enhance our store economics we currently utilize three basic formats when designing new stores. The target size of our future large format stores is expected to be between 30,000 and 45,000 square feet, the target size of our future medium format stores is expected to be between 25,000 and 30,000 square feet while our small format stores are below 25,000 square feet. We believe the smaller store format allows us to reduce capital investment risk per store and enter smaller markets that would not have warranted the investment of a larger box. For the smaller format, we have reduced the back-of-house space and optimized the customer facing area dedicated to video and redemption games. We believe the smaller format maintains the dynamic customer experience that is the foundation of our brand and allows us flexibility in our site selection process.
Main Event Stores - Our Main Event stores vary in size from approximately 37,500 to 78,000 square feet. The target size of our future stores is between approximately 40,000 and 55,000 square feet. If an existing building is identified in a target location, we could open a future store outside of this range depending on projected store economics, competition and various other factors.
Invest in Foreign Operations
We are expanding the Dave & Buster's brand through international franchise agreements. We have signed five international franchise partnerships, expanding the Dave & Buster's brand to locations in the Kingdom of Saudi Arabia, followed by the United Arab Emirates, Egypt, India, Australia, and the Dominican Republic. Under these partnerships, we plan to open 38 franchised Dave & Buster's locations beginning in 2024. Additionally, the acquisition of Main Event provides us another brand to expand internationally.
To drive international expansion, we have developed key strategic initiatives that uniquely support global market penetration. These include a customizable footprint to drive box economics in each market, menu localization with high regional resonance, a proprietary, dynamic pricing model, global marketing programs that are demographically agnostic and locally executable, differentiated entertainment strategies and packages unique to each demographic, and localized entertainment and 3rd party programming.

We also own and operate two stores outside of the United States in the Canadian province of Ontario. These stores generated aggregate revenues of approximately $23.5 million and $24.1 million in fiscal 2023 and fiscal 2022, respectively.
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
Human Capital Management
Our team members are the heart of our Company, and we depend on them to provide great guest service and to maintain consistently strong operations. Our ability to attract and retain an engaged and experienced team is critical to successful execution of our business strategies. While we continue to operate in a competitive labor environment, we believe our culture, policies, and labor practices contribute to strong relations with our team members. (See Item 1A. Risk Factors, “Our success depends upon our ability to recruit and retain qualified store management and operating personnel while also controlling our labor costs.”)
Our Culture
In our stores and at our store support center, we are committed to being fun creators. Our team members share a deep commitment to values that describe the relationships our team members have with our customers and each other. We are devoted to our service philosophy that calls for providing exceptional service to our customers and to each other every day. Our attitude encourages intensity, hard work, and having fun. We firmly believe we are better together, and we encourage inclusivity, teamwork, and good judgment. Finally, we encourage all team members to be committed to innovation, embracing change, and continuous learning and growth.
Our Team
As of February 4, 2024, we employed 23,258 team members across both of our brands, consisting of 384 store support, 139 dedicated special events sales force, 1,998 store management, and 20,737 store hourly team members.
Our values bind us to a shared commitment to attract, retain, engage, and develop a team that mirrors the diversity of the customers we serve. We strive to provide inclusive fun for all, and we believe our commitment to diversity, equity and inclusion promotes teamwork to achieve our common goals, helps our team members reach their highest potential at work, enables our team members to make better decisions to serve all our stakeholders, and fuels innovation. Racial minorities make up approximately 64.9% of our U.S. workforce, and we are proud of our diversity, which is summarized below:

	Male	Female	Total (1)
White	18.1%	16.7%	34.8%
Hispanic or Latino	16.5%	14.2%	30.7%
Black or African American	13.3%	12.1%	25.4%
Asian/American Indian/Pacific Islander	2.3%	1.7%	4.0%
Two or more races	1.5%	1.6%	3.1%
Unspecified	0.6%	0.6%	1.2%
Total	52.3%	46.9%	99.2%
(1)     Approximately 0.8% of our team members either do not identify as a specific gender or identify as non-binary across all races.
In fiscal 2023, we strengthened our commitment to diversity, equity, and inclusion. Among other key accomplishments, we:
•progressed on our goals to improve representation of women and team members who are black, indigenous or people of color (“BIPOC”) in our corporate and field leadership before the end of FY 2025;
•enhanced our commitment to women in leadership through greater participation in membership and activity with Women’s Foodservice Forum; and
•emphasized our commitment to diversity and belonging throughout the year in internal and external communications, including social media and the expansion of our Diversity Council membership and activity.
We believe our culture, policies, and labor practices contribute to strong engagement with our team members. In particular, our leaders work to develop and maintain strong communications and relationships with our team members.

Our Leadership Team
We are led by a strong senior management team with a wealth of experience with national brands spanning casual dining, entertainment, and other consumer-centric industries. We believe our management team’s prior experience, combined with its experience at Dave & Buster’s and Main Event, provides us with insights into our customer base and enables us to create the dynamic environment that is core to our brands.
Our Store Teams
Our typical store team consists of a General Manager supported by an average of six to seven additional management positions per store. Management team members handle various departments within the store including responsibility for hourly team members. Our stores typically employ approximately 100 hourly team members, most of which are part-time.
The General Manager and the management team are responsible for the day-to-day operations of the store, including the hiring, training, and development of team members, as well as financial and operational performance. There is a defined structure of development and progression of job responsibilities within the supporting management positions to ensure that an adequate succession plan exists within each store. Each store is overseen by a Regional Operations Director, Senior Regional Operations Director or Vice President of Operations (collectively, “Regional Management”) who directly or indirectly report to our Chief Operating Officer. We are proud of our store leadership teams’ experience and carefully monitor store management team retention rates, which for us has consistently tracked in the top quartile of the upscale casual dining industry.
Attracting Talent
We seek to hire experienced leaders and team members and offer competitive wage and benefit programs. We offer performance-based compensation programs to our store management and store support center employees. In addition to salaries, these programs (which vary by employee level) include bonuses, stock awards, and various employee assistance programs. In addition, our salaried and hourly team members are also eligible to participate in a 401(k) plan, medical/dental/vision insurance plans and receive vacation/paid time off based on tenure.
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
We require our new store managers to complete an eight-week training program that includes front-of-house service, kitchen, amusements, and management responsibilities. Newly trained managers are then assigned to their home store, where they receive additional training with their General Manager. Their last two weeks of training include a comprehensive validation of new skills. We place a high priority on our continuing management development programs to ensure that qualified managers are available for our future openings. We conduct regular evaluations with each manager to discuss prior performance and future performance goals and continuously evaluate our staffing to proactively plan for growth. We hold an Annual Operators Conference in which our General Managers share best practices and receive an operating plan they will execute to drive performance.
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
We strongly encourage team members to give back to the communities we serve. Although our Company invests time and resources in many charitable causes, we have two main causes we focus our efforts to support. The first is our long-standing partnership with Make-A-Wish, which we have proudly supported in a national partnership since April 2012. Through fiscal 2023, we have given over $17.4 million to this worthy cause, and we participate in several events throughout the year, both in our stores and at our store support center, to raise money for Make-A-Wish. We also volunteer our time and talents.
In addition, we invest in helping our own team members during their times of greatest need. The Buster's Legacy Fund is an independent non-profit established to create an employee assistance fund for the benefit of team members who suffer catastrophic events resulting in severe economic hardship. The Buster's Legacy Fund is financed by contributions from our team members, customers, and business partners.
Advertising and Marketing
We use advertising and marketing to build awareness, strengthen our brands' relevance and generate and retain new customer demand. We spent approximately $67.8 million and $57.6 million on marketing efforts in fiscal years 2023 and 2022, respectively. We have recently evolved our media investment approach to one that is data-driven and consumer centric, shifting away from a focus on linear TV, connected TV and streaming advertising to more “always-on” performance media with a digital focus.
We utilize a diversified media mix, including connected TV, select linear TV buys, social and digital video, programmatic display, paid social and paid search, along with several digital marketing initiatives including search engine marketing and optimization, organic social, content marketing, mobile campaigns, mobile app and website improvements. We execute periodic promotions, create in-store point-of-purchase materials and execute local marketing plans to address specific objectives in individual stores or markets. We work with best-in-class external advertising, digital, media and public relations agencies in the development and execution of these programs.
We also invest in developing and implementing new technology platforms that will allow us to digitally engage with our customers and team members and strengthen our marketing and analytics capabilities in an increasingly connected society. Central to this effort is continued investment in our mobile application and web platforms, which are used to enhance existing customer satisfaction and attract new customers by providing periodic exclusive offers and limited-time discounts, while also providing a convenient way to purchase and easily recharge gaming cards.
We launched an enhanced loyalty program for our Dave & Buster's brand in 2021 that now has nearly six million members and continues to grow. The Dave & Buster’s Rewards Program is a customer recognition program that rewards members primarily for their game chips played. Eligible members have the ability to level-up by playing game chips, and members are rewarded with free game play or food offers based on their level. As our loyalty program continues to grow, it provides an important method for maintaining customers’ connection with the D&B brand and further driving customer satisfaction.
We utilize a number of other initiatives to continuously improve our market effectiveness, including refining our marketing strategy to better reach both young adults and families, creating new advertising campaigns, investing in menu research and development to differentiate our food offerings from our competition and improve key product attributes (quality, consistency, value and overall customer satisfaction) and execution, developing product/promotional strategies to attract new customers and increase spending/length of stay, and reflecting a consistent brand identity that represents our positioning and commitment to quality.
Special Event marketing programs are run in support of our special events team initiatives. Dedicated, target-specific marketing programs are executed primarily utilizing digital, customer relationship management, organic social, partnerships/co-op programs, and print marketing collateral. We have online booking for social parties to provide additional convenience, and a personalized experience, in booking events for our customers.

Technology
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
Our managers have daily routines focused on driving consistent execution in entertainment, food and beverage. We utilize a customized food and beverage analysis program that determines the theoretical food and beverage costs for each store and provides additional tools and reports to help us identify opportunities, including waste management. In addition to our own routines, we leverage a third-party vendor to help ensure quality beverage operations, responsible alcohol service and loss prevention. Our workforce management platform also allows management to quickly add or reduce labor based on real-time business needs and historically assisted our managers in optimizing hourly labor based on anticipated sales volumes. Our amusement team uses a proprietary system that is supported by a mobile application that identifies amusement issues and needed repairs to help ensure our games are operational and meeting our ideal playing standard. Complementing this program is our routine preventative maintenance program, designed to prevent game failure and extend the functionality of our games. Consolidated reporting tools for the key drivers of our business are provided to our Regional Management to identify and troubleshoot any systemic issues.
We have invested in connectivity and data infrastructure to modernize and upgrade the capacity of our store systems, continued work on new, customer-facing digital experiences, such as the launch of our new mobile application that supports in-store and off-premise entertainment, and deployed hand-held point-of-sale devices in our stores.
In fiscal 2022, we began investing in new enterprise resource planning, human capital management, and inventory management software to provide our store management and store support teams with the tools necessary to enhance our ability to record and track data, make more effective real-time decisions, and drive process efficiencies. We plan to fully implement these new systems in fiscal 2024.
Food Preparation, Quality Control and Purchasing
We strive to maintain the highest food quality standards. To ensure our quality standards are met, we negotiate directly with independent producers of food products. We provide detailed quality and yield specifications to suppliers for our purchases. Our systems are designed to protect the safety and quality of our food supply throughout the procurement and preparation process. Within each store, the Kitchen Manager is primarily responsible for ensuring the timely and correct preparation of food products per the recipes we specify. We provide each of our stores with various tools and training to facilitate these activities.
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
Suppliers
The principal goods used by us are redemption game prizes and food and beverage products, which are available from a number of suppliers. We are a large buyer of traditional and amusement games and, as a result, we receive discounted pricing arrangements. Wage inflation and other macro-economic pressures could result in increasing expenses, as suppliers may seek to pass higher costs on to us.
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

Government Regulation
We are subject to a variety of federal, state and local laws affecting our business. For a discussion of the risks and potential impact on our business of a failure by us to comply with applicable laws and regulations, see Item 1A Risk Factors. Each of our stores is subject to permitting and licensing requirements and regulations by a number of government authorities, which may include, among others, alcoholic beverage control, health and safety, sanitation, environmental, labor and zoning. The development and construction of new stores is subject to compliance with applicable zoning, land use and environmental regulations. We must comply with laws and regulations relating to consumer protection, fair trade practices, and the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are also subject to federal, state, and local laws that govern health benefits, employment practices and working conditions, including minimum wage rates, wage and hour practices, gratuities, overtime, various family leave mandates, discrimination and harassment, immigration, workplace safety and other areas. We must comply with laws relating to information security, consumer credit protection and fraud, and data privacy laws and standards for the protection of personal and health information.
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
Our ability to increase revenues and profitability is dependent on designing and executing effective business strategies. If we are delayed or unsuccessful in executing our strategies or if our strategies do not yield desired results, our business, financial condition and results of operations may suffer. Our ability to meet our business strategy plan is dependent upon, among other things: our ability to increase gross sales and operating profits at existing stores with entertainment, food, and beverage options desired by our customers, evolve our marketing and branding strategies to appeal to our customers, innovate and implement technology initiatives to provide a unique digital customer experience, identify adequate sources of capital to fund and finance strategic initiatives, grow and expand operations, including identifying available, suitable, and economically viable locations for new stores and making strategic acquisitions, and improve the speed and quality of our service.
We may fail to effectively integrate or operate our past or future acquisitions.
In fiscal 2022, we acquired Main Event as part of our expansion effort and may acquire more businesses in the future. If we fail to manage our recent or future acquisitions effectively, our results of operations could be adversely affected by any of the following:
•incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies to be realized from acquiring operations or assets;
•failure to integrate the operations or management of any acquired operations or assets successfully and timely;
•potential loss of key team members and customers of the acquired companies;
•potential lack of experience operating in a geographic market or product line of the acquired business;
•an increase in our expenses, particularly overhead expenses, and working capital requirements;
•the possible inability to achieve the intended objectives of the business combination; and
•the diversion of management’s attention from existing operations or other priorities.

New or improved technologies or changes in consumer behavior facilitated by these technologies could negatively affect our business.
Advances in technologies or certain changes in consumer behavior driven by such technologies could have a negative effect on our business. Technology and consumer offerings continue to develop, and we expect new or enhanced technologies and consumer offerings will be available in the future. As part of our marketing efforts, we use a variety of digital platforms including search engines, mobile, online videos and social media platforms to attract and retain customers. We also test new technology platforms to improve our level of digital engagement with our customers and team members to help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement. Our inability to effectively use and monitor social media could harm our marketing efforts as well as our reputation, which could negatively impact our sales and financial performance.
Changes in consumer preferences and buying patterns and changes in economic conditions could negatively affect our results of operations.
The out-of-home entertainment market is highly dependent on consumer discretionary spending levels, which may be negatively affected by economic conditions, such as: fluctuations in disposable income and changes in consumer confidence, the price of fuel and transportation, slow or negative growth, unemployment, credit conditions and availability, volatility in financial markets, inflationary pressures, weakness in the housing market, tariffs and trade barriers, wars or conflict in certain regions, pandemics or public health concerns, and changes in government and central bank monetary policies. When economic conditions negatively affect consumer spending, discretionary spending for visits to out-of-home entertainment venues will be challenged, our guest traffic may deteriorate, and the average amount guests spend in our stores may be reduced. This will negatively impact our results of operations. This could result in reductions in staff levels, asset impairment charges and potential store closures.
The success of our stores also depends on properties primarily located near high density retail areas such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. We depend on a high volume of visitors at these centers to attract customers to our locations. As demographic and economic patterns change, current locations may or may not continue to be attractive or profitable. A decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our locations could negatively affect our sales. In addition, desirable sites for the relocation of existing stores may not be available at an acceptable cost, due in part to the inability to easily terminate a long-term lease.
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
Our ability to timely and efficiently open new stores and to operate these stores on a profitable basis is dependent on numerous factors including quality locations, acceptable lease or purchase agreements, zoning, use and other regulations, our liquidity, staffing needs and training, permitting, customer acceptance, impact on existing stores and financial performance targets. The timing of new store openings may result in significant fluctuations in our quarterly performance. We typically incur significant costs prior to opening for pre-opening and construction and increased labor and operating costs for a newly opened store. Due to these substantial upfront financial requirements to open new stores, the investment risk related to any single store is much larger than that associated with many other entertainment or restaurant venues.
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
Our results can be adversely affected by events, such as adverse weather conditions, natural disasters, climate change, pandemics or other catastrophic events.
Adverse weather conditions, natural disasters, climate change or catastrophic events, such as terrorist acts, can adversely impact our operations. Natural disasters such as earthquakes, hurricanes, and severe adverse weather conditions, climate change and health pandemics can keep customers in the affected area from visiting our stores, adversely affect consumer spending and confidence levels and supply availability and costs, cause damage to, or closure of, our stores and result in lost opportunities for our stores. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.
Risks Related to Information Technology and Cybersecurity
Information technology system failures or interruptions may impact our ability to effectively operate our business.
We rely heavily on various information technology systems, including point-of-sale, kiosk and amusement operations systems in our stores, data centers that process transactions, communication systems and various other software applications used throughout our operations. Some of these systems have been internally developed or we rely on third-party providers and platforms for some of these information technology systems and support. Although we have operational safeguards in place, those technology systems and solutions could become vulnerable to damage, disability, or failures due to theft, fire, power outages, telecommunications failure or other catastrophic events. Any failure of these systems could significantly impact our operations. We rely on third-party service providers for certain key elements of our operations including credit card processing, telecommunications, and utilities. Our reliance on systems operated by third-parties also presents the risk faced by the third-party’s business, including the operational, cybersecurity, and credit risks of those parties. If those systems were to fail or otherwise be unavailable, and we were unable to timely recover, we could experience an interruption in, or other material adverse effect on, our operations.
Cybersecurity breaches or other privacy or data security incidents that expose confidential customer, personal employee or other material, confidential information that is stored in our information systems or by third-parties may adversely impact our business.
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
Although we employ security technologies and practices and have taken other steps to try to prevent a breach, there are no assurances that such measures will prevent or detect cybersecurity breaches, and we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyberattacks. We maintain a separate insurance policy covering cybersecurity risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but this policy is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Based on recent court rulings, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to cyberattacks and breaches if credit and debit card information is stolen.
We have been, and likely will continue to be, the target of cyber and other security threats. If we experience a security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our team members to comply with applicable laws, the unauthorized acquisition or use of such information by third-parties, or other similar claims, and such claims, lawsuits or other proceedings could have a material and adverse effect on our operations, results of operations, and financial condition.
Compliance with cybersecurity, privacy and similar laws may involve significant cost and any failure to comply could adversely affect our business, reputation, and results of operations.
The statutory and regulatory environment surrounding information security, privacy, and other matters involving consumer protection is increasingly demanding, with the frequent imposition of new and constantly changing laws and requirements. Compliance with these laws and requirements can be costly and time-consuming and the costs could adversely impact our results of operations due to necessary system changes and the development of new administrative processes. Security breaches could also result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. We are required to maintain the highest level of Payment Card Industry Data Security Standards (“PCI DSS”) compliance at our store support center and stores. If we do not maintain the required level of PCI DSS compliance, we could be subject to costly fines or additional fees from the card brands that we accept or lose our ability to accept those payment cards. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information.
Risks Related to the Entertainment and Restaurant Industries
Our success depends upon our ability to recruit and retain qualified store management and operating personnel while also controlling our labor costs.
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
Low unemployment coupled with increases in minimum wages and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs, reduced levels of legal immigration and a diminishing pool of potential team members, which has been exacerbated by potential team members choosing to exit the workforce, in general, and for hospitality industry in particular, especially in certain localities, have and may continue to significantly increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance.
The federal minimum wage and tip credit wage are under constant pressure from many partisan groups to be increased or eliminated in favor of significantly more mandated benefits than what is currently required under federal law. Should such increases occur, other jurisdictions that have historically mandated higher wages and greater benefits than what is required under federal law may seek to further increase wages and mandated benefits. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other team members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs.
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
Changes in the price or availability of commodities for which we do not have short-term supply contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with other suppliers. Other than short-term supply contracts for certain food items, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies. Also, the unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. Further, a significant percentage of our inventory is directly or indirectly sourced outside the United States and changes in trade policy and tariffs could negatively impact our costs. If we pay higher prices for food or other product costs, our operating costs may increase, and, if we are unable to adjust our purchasing practices or pass any cost increases on to our customers, our operating results could be adversely affected.

Our procurement of new games and entertainment offerings is contingent upon availability, and in some instances, our ability to obtain licensing rights.
Our ability to continue to procure new games and entertainment offerings, and other entertainment-related equipment is important to our business strategy. The number of suppliers from which we can purchase games and other entertainment-related equipment is limited. To the extent the number of suppliers declines, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation and other associated risks. We may not be able to anticipate and react to changing offerings cost by adjusting purchasing practices or game prices, and a failure to do so could have a material adverse effect on our operating results. In addition, any decrease in availability of new entertainment offerings that appeal to customers could lead to decreases in revenues as customers negatively react to a lack of new game options.
We have successfully developed several proprietary entertainment offerings that are not available to operations outside the Company. Our ability to develop future offerings is dependent on, among other things, obtaining rights to compelling game content and developing new entertainment offerings that are accepted by our customers. There is no guarantee that additional licensing rights will be obtained by us or that our customers will accept the future offerings that we develop. The result could be increased expenses without increased revenues putting downward pressure on our results of operations and financial performance.
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
We are also subject to amusement and game licensing and regulation by the states, counties, and municipalities in which our stores are located, due to operating certain entertainment games and attractions, including skill-based games that offer redemption prizes. These laws and regulations can vary significantly by state, county, and municipality and, in some jurisdictions, may require us to modify our business operations or alter the mix of redemption games and simulators we offer. Moreover, as more states and local communities implement legalized gambling, the laws and corresponding enabling regulations may also be applicable to our redemption games and regulators may create new licensing requirements, taxes or fees, or restrictions on the various types of redemption games we offer. Furthermore, other states, counties and municipalities may make changes to existing laws to further regulate legalized gaming and illegal gambling. Adoption of these laws, or adverse interpretation of existing laws, could require our existing stores in these jurisdictions to alter the mix of games, modify certain games, limit the number of tickets that may be won by a customer from a redemption game, change the mix of prizes that we may offer at our redemption area or terminate the use of specific games, any of which could adversely affect our operations. If we fail to comply with such laws and regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our financial results.
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
•the Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act of 2010 and uncertainties surrounding future changes to or replacement of our health insurance system;
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
Compliance with these laws and regulations and future new laws or changes in laws or regulations that impose additional requirements can be costly. Any failure or perceived failure to comply with these laws or regulations could result in, among other things, revocation of required licenses, administrative enforcement actions, fines, civil and criminal liability, and/or closure of stores. We could also be strictly liable, without regard to fault, for certain environmental conditions at properties we formerly owned or operated as well as at our current properties. Further, more stringent and varied requirements of local and state governmental bodies with respect to zoning, land use, and environmental factors could delay or prevent development of new stores in certain locations.
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
We face potential liability with our gift cards and game play cards under the property laws of some states.
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
Our game play cards may raise similar concerns to gift cards in terms of the applicability of state abandoned and unclaimed property laws. However, based on our analysis of abandoned and unclaimed property laws, we believe they are not stored value cards and such laws do not apply, although there can be no assurance that states will not take a different position, which may have an adverse effect on our results of operations and financial condition.
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

We are also subject to “dram shop” statutes in certain states in which our stores are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. In many instances litigation of these claims results in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and adversely affect our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. Also, adverse publicity resulting from these allegations, regardless of whether the allegations are valid or we are ultimately found liable, may materially adversely affect our stores and us.
Failure to adequately protect our intellectual property could harm our business.
We regard our intellectual property as having significant value and being important to our marketing efforts. We use a combination of intellectual property rights, such as trademarks and trade secrets, to protect our brands, including Dave & Buster’s®, Power Card®, Eat & Play Combo®, Eat Drink Play®, Eat Drink Play Watch®, Main Event®, Main Event Entertainment®, and Eat.Bowl.Play®, as well as certain other proprietary processes and information material to our business. The success of our business strategy depends, in part, on our continued ability to use our intellectual property rights to increase brand awareness and further develop our branded products in both existing and new markets. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. If third-parties misappropriate or infringe our intellectual property, the value of our image, brands and the goodwill associated therewith may be diminished, our brands may fail to achieve and maintain market recognition, and our competitive position may be harmed, any of which could have a material adverse effect on our business, including our revenues. Policing unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the violation or misappropriation of such intellectual property rights by others. To protect our intellectual property, we may become involved in litigation, which could result in substantial expenses, divert the attention of management, and adversely affect our revenue, financial condition and results of operations.
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
The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the entertainment, restaurant or other consumer discretionary industries, and announcement of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in those industries. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price for our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.
Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.
Our certificate of incorporation and bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our Company or changes in our management, including: restrictions on the ability of our stockholders to fill a vacancy on the Board of Directors (the “Board”); our ability to issue preferred stock with terms that the Board may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; the inability of our stockholders to call a special meeting of stockholders; requirement that special meetings of our stockholders be called only upon the request of a majority of our Board or our Chief Executive Officer (“CEO”); the absence of cumulative voting in the election of directors, which may limit the ability of minority stockholders to elect directors; and advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of us.
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
Public companies including those in the restaurant industry have been the target of unsolicited takeover proposals in the past. In the event that a third-party, such as a competitor, private equity firm or activist investor makes an unsolicited takeover proposal or proposes to change our governance policies or board of directors or makes other proposals concerning the Company’s ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and team members and may require us to expend significant time and resources away from our primary operations. Such proposals may create uncertainty for our team members, additional risks and uncertainties with respect to the Company’s financial position, operations, strategies, and management, and may adversely affect our ability to attract and retain key members of our team. Any perceived uncertainties as to our future direction also may adversely affect the market price and volatility of our securities.
Our fourth amended and restated certificate of incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a judicial forum of their choice for disputes with us.
Our fourth amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, team members or stockholders to our company or our stockholders; any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law ("DGCL") or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine.
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

Failure of our internal control over financial reporting could harm our business, financial results and stock price.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the United States. There can be no assurance that we will be able to timely remediate material weakness in internal controls (if any) or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, could result in substantial cost to remediate, and could cause a loss of investor confidence and decline in the market price of our stock.
ITEM 1B.    Unresolved Staff Comments
Not applicable.

ITEM 1C.    Cybersecurity
Risk Management and Strategy
The Company has developed and implemented a cybersecurity program (the “Program”) designed to identify, assess, and mitigate material cybersecurity related risks. The Company’s program leverages recognized frameworks and standards, including National Institute of Standards and Technology Cyber Security Framework , the Center for Internet Security Critical Security Controls, and the Payment Card Industry Data Security Standards, to assess, organize, and improve our program. As part of the Program, the Company maintains various safeguards to help protect the confidentiality, integrity, and availability of its information systems and data, including:
•layered technical controls designed to help detect, prevent, and mitigate cybersecurity threats to Company assets;
•utilization of a third-party managed detection and response service provider to monitor for cybersecurity threats, ingest threat-intelligence, and coordinate incident response efforts;
•policies, procedures, and standards that are utilized to outline the Company’s expectations, guidelines and best practices for managing cybersecurity risks;
•cybersecurity training and education for our employees;
•practices for monitoring cybersecurity risks of key third-party service providers; and
•incident response plans that provide a framework for the Company’s response to cybersecurity incidents.
From time to time, the Company engages third-party subject matter experts and consultants to conduct evaluations of our program and security controls, whether through penetration testing, assessments, or consulting on best practices to address new challenges. Results are used to identify and assess risks as well as drive priorities and initiatives to improve the overall Program. The Company also engages third-party experts and consultants, when deemed appropriate, to assist with responding to cybersecurity incidents, such as external legal counsel and forensic specialists.
In addition, assessing, identifying, and managing cybersecurity-related risks are integrated into our overall enterprise risk management (“ERM”) process. Cybersecurity risks are included in the risk universe that the ERM function evaluates, with input from information security subject matter experts at the Company, to assess top risks to the enterprise. The ERM process provides input into our strategic planning process, such as development of action plans to address and mitigate identified risks. By integrating cybersecurity risk into the overall ERM process in this manner, the Company is better equipped to identify, assess, and manage material cybersecurity risks.
During the period of this Annual Report, the business strategy, results of operations and financial condition of the Company have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Risks Related to Information Technology and Cybersecurity at Item 1A Risk Factors.
Governance
The Company’s Information Systems organization, which is led by the Chief Information Officer (“CIO”), is responsible for implementing and maintaining the Company’s Program and related risk management. The Company's current CIO has formal education in information technology and extensive work experience gained from over 20 years in various technology leadership roles. As leader of the Company's information systems and technology function, the CIO receives regular updates on cybersecurity matters, results of mitigation efforts and cybersecurity incident response and remediation. The team responsible for developing and executing its cybersecurity policies is comprised of individuals with either formal education and degrees in information technology or cybersecurity, or significant experience working in information technology and cybersecurity, including relevant industry experience in security related industries.
Our Board considers cybersecurity risk as part of its risk management oversight function. The Audit Committee assists the Board in its oversight of cybersecurity risks and receives regular updates from the CIO and other Company management on cybersecurity matters at least annually. The Audit Committee reports findings and recommendations, as appropriate, to the full Board for consideration. The Audit Committee also receives information about cybersecurity risks as part of the Company’s ERM program and reporting. In addition, any cybersecurity incident assessed as being, or potentially becoming, material is escalated for further assessment and then reported to designated members of our senior management and, if necessary, the Audit Committee.

ITEM 2.    Properties
We lease a 67,000 square foot office building in Coppell, Texas for use as our store support center. This lease expires during the second quarter of fiscal 2032, with options to renew through the second quarter of fiscal 2042. We also lease a 43,000 square foot warehouse facility in Dallas, Texas. Further, we remain obligated on the lease for the former Main Event corporate office in Plano, Texas, which is no longer being used. The lease for this property expires in April 2029, and the Company is working to sublease the property.
As of the end of fiscal 2023, we owned the building or site for four of our 220 operating stores and leased the remainder. We own land related to two future sites, which are expected to open in fiscal 2024. Our leases typically have initial terms ranging from ten to twenty years and most include options to extend the term for one or more 5-year periods.

We had the following locations as of the end of fiscal 2023:

Location	Dave & Buster's	Main Event	Total
Alabama	2	1	3
Alaska	1	—	1
Arizona	5	4	9
Arkansas	2	1	3
California	21	—	21
Colorado	3	4	7
Connecticut	2	—	2
Delaware	—	1	1
Florida	9	3	12
Georgia	6	3	9
Hawaii	1	—	1
Idaho	1	—	1
Illinois	4	2	6
Indiana	2	—	2
Iowa	1	—	1
Kansas	3	1	4
Kentucky	2	2	4
Louisiana	2	1	3
Maryland	5	1	6
Massachusetts	3	—	3
Michigan	3	—	3
Minnesota	2	—	2
Missouri	1	3	4
Nebraska	1	—	1
Nevada	2	—	2
New Hampshire	1	—	1
New Jersey	4	—	4
New Mexico	1	1	2
New York	13	—	13
North Carolina	4	1	5
Ohio	6	2	8
Oklahoma	2	2	4
Oregon	1	—	1
Pennsylvania	7	—	7
Rhode Island	1	—	1
South Carolina	3	1	4
South Dakota	1	—	1
Tennessee	4	2	6
Texas	15	22	37
Utah	1	—	1
Virginia	4	—	4
Washington	3	—	3
Wisconsin	3	—	3
Puerto Rico	2	—	2
Ontario, Canada	2	—	2
Total	162	58	220
ITEM 3.    Legal Proceedings
We are subject to certain legal proceedings and claims that arise in the ordinary course of our business, including intellectual property disputes, miscellaneous premises liability, employment-related claims, and dram shop claims. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability with respect to, or an adverse outcome in any such legal proceedings or claims will not materially affect our business, the consolidated results of our operations or our financial condition. Refer to Note 12 of Notes to Consolidated Financial Statements for additional details.

ITEM 4.    Mine Safety Disclosures
Not applicable.
PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock trades under the symbol PLAY and is listed on the NASDAQ Global Market (“NASDAQ”).
The number of shareholders of record of the Company’s common stock as of March 22, 2024 was 292. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Dividends and Share Repurchases
There were no dividends declared or paid in fiscal years 2023, 2022 or 2021.
On March 27, 2023, our Board approved a share repurchase program with an authorization limit of $100.0 million. On April 19, 2023, our Board approved an increase to the authorization limit of $200.0 million for a total of $300.0 million authorized under the program. On September 4, 2023 our Board approved an increase to the authorization limit of $100.0 million for a total of $400.0 million authorized under the program. During fiscal 2023, the Company repurchased 8.49 million shares at an average of $35.35 per share. The remaining dollar value of shares that may be repurchased under the program is $100.0 million as of February 4, 2024.
Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.
Issuer Purchases of Equity Securities
Information regarding repurchases of our common stock during the fourth quarter of fiscal 2023:

Period (1)	Total Number of Shares Repurchased (2) (in thousands of shares)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2) (3) (in thousands of shares)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans (4) ($ in millions)
October 30 to November 26, 2023	—	$—	—	$100.0
November 27 to December 31, 2023	—	$—	—	$100.0
January 1 to February 4, 2024	0.83	$48.64	—	$100.0
(1)The Company uses a "4-5-4" calendar to determine the months in each quarter. The periods presented represent the 4 week and 5 week periods making up the fourth quarter of fiscal 2023.
(2)Represents shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units. There were no purchases under repurchase program(s) during the fourth quarter of fiscal 2023.
(3)Our Board approved a share repurchase program in March of 2023, with approved increases in April and September of 2023 (see further discussion at Note 10 to our consolidated financial statements). Under the program, the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program(s) may be modified, suspended or discontinued at any time.
(4)Represents total cumulative share repurchase authorizations in effect, less cumulative purchases, at the end of each period presented.

Performance Graph
The following performance graph depicts the total returns to shareholders of our stock for the past five fiscal years, relative to the performance of the NASDAQ Composite Index, Standard & Poor’s (“S&P”) 600 Small Cap Index and S&P 600 Hotels Restaurants and Leisure Index. All returns assume a base investment of $100 at the beginning of the five fiscal years (February 3, 2019 — the end of our fiscal year 2018) and the reinvestment of dividends paid, if applicable, since that date. The performance shown in the graph is not necessarily indicative of future price performance.

Comparison of 5-Year Cumulative Total Return
Assumes Initial Investment of $100
$225
$200
$175
$150
$125
$100
$75
$50
2/3/2019
2/2/2020
1/31/2021
1/30/2022
1/29/2023
2/4/2024
Dave & Buster's Entertainment, Inc.
S&P 600 Small Cap
S&P 600 Hotels Restaurants & Leisure
NASDAQ Composite

	2/3/2019	2/2/2020	1/31/2021	1/30/2022	1/29/2023	2/4/2024
Dave & Buster's Entertainment, Inc.	$100.00	$87.71	$67.80	$70.37	$82.91	$109.99
S&P 600 Small Cap	$100.00	$103.71	$125.81	$134.62	$132.15	$134.80
S&P 600 Hotels Restaurants & Leisure (1)	$100.00	$110.53	$161.20	$116.43	$116.36	$117.39
NASDAQ Composite	$100.00	$124.54	$177.89	$187.42	$158.17	$212.71
(1)    Due to the limited number of publicly traded companies in our industry, we were unable to identify a suitable peer group for comparison to our market performance. In lieu of a peer group, we selected the S&P 600 Hotels Restaurants and Leisure index, of which our stock was a member during fiscal 2023.
ITEM 6.    Reserved
Not applicable.

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
Discussion regarding our financial condition and results of operations for fiscal 2022 compared with fiscal 2021 is included in Item 7 of our fiscal 2022 Annual Report on Form 10-K filed March 28, 2023.
Financial Highlights
•Revenue of $2,205.3 million increased 12.3% compared with $1,964.4 million in fiscal 2022.
•Net income totaled $126.9 million, or $2.88 per diluted share, compared with net income of $137.1 million, or $2.79 per diluted share in fiscal 2022.
•Adjusted EBITDA increased $75.2 million to $555.6 million, or 25.2% of revenues, compared with Adjusted EBITDA of $480.4, or 24.5% of revenues, in fiscal 2022. See further discussion of Adjusted EBITDA, a non-GAAP measure, at Non-GAAP Financial Measures below as well as a reconciliation to net income at Reconciliations of Non-GAAP Financial Measures below.
•The 53rd week of fiscal 2023 contributed $39.5 million in revenue.
General
We are a leading owner and operator of high-volume venues in North America that combine entertainment and dining for both adults and families under the “Dave & Buster’s” and “Main Event” brands. The core of our concept is to offer our customers various forms of entertainment along with quality dining all in one location. Our entertainment offerings provide an extensive assortment of attractions centered around playing games, bowling, and watching live sports and other televised events. Our brands appeal to a relatively balanced mix of male and female adults, as well as families and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.
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
Strategy
Our strategy is built on the following key initiatives:
•Offer the latest entertainment at competitive prices
•Offer novel food & drink to bring people together
•Drive customer engagement through strategic marketing and loyalty offerings
•Optimize our footprint through opening new stores and remodeling existing locations
•Drive incremental sales volume through advertising and hosting special events
•Drive an improved guest experience and optimize operations through targeted technology investments
For further information about our strategy, refer to “Item 1. Strategy”.
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance, including:
Comparable store sales. Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores owned and open for a full

18 months before the beginning of the fiscal year and excluding stores permanently closed during the period. For fiscal 2023, our comparable store base consists of 141 Dave & Buster's branded stores. Our Main Event branded stores are not included in comparable store sales for fiscal 2023.
New store openings. Our ability to reach new customers is influenced by the opening of additional stores in new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. During fiscal 2023, we opened eleven new Dave & Buster's stores and five Main Event stores. We currently plan to open 15 stores in fiscal 2024.
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
Adjusted EBITDA and Adjusted EBITDA Margin.
We define “Adjusted EBITDA” as net income (loss), plus interest expense, net, loss on debt refinancing, provision for (benefit from) income taxes, depreciation and amortization expense, (gain) loss on property and equipment transactions, impairment of long-lived assets, share-based compensation, currency transaction (gains) losses and other costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.
Adjusted EBITDA and Adjusted EBITDA Margin are presented because we believe they provide useful information to investors and analysts regarding our operating performance. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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

We believe Store Operating Income Before Depreciation and Amortization is another useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store level, and thereby enables the comparability of the operating performance of our stores for the periods presented. We also believe Store Operating Income Before Depreciation and Amortization is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency, and performance, and we use Store Operating Income Before Depreciation and Amortization as a means of evaluating store financial performance compared with our competitors. However, because this measure excludes significant items such as general and administrative expenses and pre-opening costs, as well as our interest expense, net, loss on debt refinancing and depreciation and amortization expense, which are important in evaluating our consolidated financial performance from period to period, the value of this measure is limited as a measure of our consolidated financial performance.
Presentation of Operating Results
The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Fiscal year 2023, which ended on February 4, 2024, contained 53 weeks. Fiscal years 2022 and 2021, which ended on January 29, 2023 and January 30, 2022, respectively, each contained 52 weeks. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. All dollar amounts are presented in millions, unless otherwise noted, except share and per share amounts.
Store-Level Variability, Quarterly Fluctuations, Seasonality and Inflation
We operate stores varying in size and have experienced significant variability among stores in volumes, operating results and net investment costs.
Our new stores typically open with sales volumes in excess of their expected long-term run-rate levels, which we refer to as a “honeymoon” effect. We traditionally expect our new store sales volumes in year two to be lower than our year one targets, and to grow in line with the rest of our comparable store base thereafter. As a result of the substantial revenues associated with each new store, the number and timing of new store openings will result in significant fluctuations in quarterly results.
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
Our operating results have historically fluctuated due to seasonal factors. Typically, we have higher revenues associated with the spring and year-end holidays, and sales and customer traffic during these periods are susceptible to the impact of severe, unfavorable or unseasonably mild weather. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to other quarters.
We expect economic and environmental conditions and changes in regulatory legislation will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. There is no assurance that our cost of products will remain stable or that federal, state, or local minimum wage rates will not increase beyond amounts currently legislated, however, the effects of any supplier price increase or wage rate increases might be partially offset by selective price increases if competitively appropriate.

Fiscal 2023 Compared to Fiscal 2022
Results of operations. The following table sets forth selected data, in millions of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Comprehensive Income.

	Fiscal Year Ended
	February 4, 2024		January 29, 2023
Entertainment revenues	$1,434.8	65.1%	$1,286.1	65.5%
Food and beverage revenues	770.5	34.9%	678.3	34.5%
Total revenues	2,205.3	100.0%	1,964.4	100.0%
Cost of entertainment (1)	134.1	9.3%	115.1	8.9%
Cost of food and beverage (1)	202.9	26.3%	193.8	28.6%
Total cost of products	337.0	15.3%	308.9	15.7%
Operating payroll and benefits	526.0	23.9%	470.7	24.0%
Other store operating expenses	686.2	31.1%	600.6	30.6%
General and administrative expenses	122.6	5.6%	137.8	7.0%
Depreciation and amortization expense	208.5	9.5%	169.3	8.6%
Pre-opening costs	18.4	0.8%	14.6	0.7%
Total operating costs	1,898.7	86.1%	1,701.9	86.6%
Operating income	306.6	13.9%	262.5	13.4%
Interest expense, net	127.4	5.8%	87.4	4.5%
Loss on debt refinancing	16.1	0.7%	1.5	0.1%
Income before provision for income taxes	163.1	7.4%	173.6	8.8%
Provision for income taxes	36.2	1.6%	36.5	1.9%
Net income	$126.9	5.8%	$137.1	7.0%
Company-owned stores at end of period	220		204
Comparable stores at end of period	141		113
(1)All revenues and costs are expressed as a percentage of total revenues for the respective period presented, except cost of entertainment, which is expressed as a percentage of entertainment revenues, and cost of food and beverage, which is expressed as a percentage of food and beverage revenues.

Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net income to EBITDA and Adjusted EBITDA (in millions of dollars and as a percent of total revenues) for the periods indicated:

	Fiscal Year Ended
	February 4, 2024		January 29, 2023
Net income	$126.9	5.8%	$137.1	7.0%
Add back:
Interest expense, net	127.4		87.4
Loss on debt refinancing	16.1		1.5
Provision for income tax	36.2		36.5
Depreciation and amortization expense	208.5		169.3
EBITDA	515.1	23.4%	431.8	22.0%
Add back:
Share-based compensation (1)	16.0		20.0
Transaction and integration costs (2)	11.1		25.3
System implementation costs (3)	9.4		—
Other costs, net (4)	4.0		3.3
Adjusted EBITDA, a non-GAAP measure	$555.6	25.2%	$480.4	24.5%
(1)Non-cash share-based compensation expense, net of forfeitures, recorded in general and administrative expenses on the consolidated comprehensive income statement.
(2)Transaction and integration costs related to the acquisition and integration of Main Event recorded in general and administrative expenses on the consolidated comprehensive income statement.
(3)System implementation costs represent expenses incurred related to the development and launch of new enterprise resource planning, human capital management and inventory software for our stores and store support teams and staff augmentation for the implementation team at the store support center. These charges are primarily recorded in general and administrative expenses on the consolidated comprehensive income statement.
(4)Includes one-time, third-party consulting fees that are not part of our ongoing operations, impairment expenses and (gain) loss on property and equipment transactions.
Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization (in millions of dollars and as a percent of total revenues) for the periods indicated:

	Fiscal Year Ended
	February 4, 2024		January 29, 2023
Operating income	$306.6	13.9%	$262.5	13.4%
Add back:
General and administrative expenses	122.6		137.8
Depreciation and amortization expense	208.5		169.3
Pre-opening costs	18.4		14.6
Store Operating Income Before Depreciation and Amortization, a non-GAAP measure	656.1	29.8%	584.2	29.7%

Capital Additions
The following table reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives (“Payments from landlords”).

	Fiscal Year Ended
	February 4, 2024	January 29, 2023
New store and operating initiatives	$271.5	$165.5
Games	20.8	28.7
Maintenance capital	73.1	40.9
Total capital additions	$365.4	$235.1
Payments from landlords	$20.2	$11.6
Results of Operations
Revenues - Selected revenue data (in millions except for store operating weeks) and store data for the periods indicated are as follows:

	Fiscal Year Ended
	February 4, 2024	January 29, 2023	Change
Total revenues	$2,205.3	$1,964.4	$240.9
Total store operating weeks (1)	11,241	9,304	1,937
Comparable store revenues	$1,524.8	$1,599.5	$(74.7)
Comparable store operating weeks (1)	7,473	7,332	141
Noncomparable store revenues (2)	$683.7	$376.2	$307.5
Noncomparable store operating weeks (1)(2)	3,768	1,972	1,796
Other revenues and deferrals	$(3.2)	$(11.3)	$8.1
(1)Total store operating weeks, comparable store operating weeks and noncomparable store operating weeks included an additional 220, 141 and 79 operating weeks, respectively, due to the 53rd week included in fiscal 2023.
(2)Noncomparable store revenues and operating weeks includes all of the acquired Main Event stores as they were owned less than 18 months at the beginning of fiscal 2023. See further discussion of the definition of comparable and noncomparable stores at Key Measures of Our Performance above.
The table below represents our revenue mix for the fiscal periods indicated.

	Fiscal Year Ended
	February 4, 2024		January 29, 2023
Entertainment revenues	$1,434.8	65.1%	$1,286.1	65.5%
Food revenues	517.1	23.4%	459.9	23.4%
Beverage revenues	253.4	11.5%	218.4	11.1%
Total revenues	$2,205.3	100.0%	$1,964.4	100.0%
Total revenues increased $240.9 million, or 12.3%, to $2,205.3 million in fiscal 2023 compared to $1,964.4 million in fiscal 2022. The increase in revenue is primarily attributable to increased revenue from our Main Event stores, which were acquired on June 29, 2022, incremental revenue from new, noncomparable, Dave & Buster's stores, and incremental revenues as a result of the 53rd week in fiscal 2023, partially offset by a decrease in comparable store sales. The decrease in comparable store revenue is due primarily to a reduction in walk-in transaction counts relative to the robust consumer environment of the prior year period, partially offset by increases in food and beverage prices and increases in special event bookings.
Comparable entertainment revenues in fiscal 2023 decreased by $67.8 million, or 6.5%, to $973.8 million from $1,041.6 million in fiscal 2022. Food sales at comparable stores decreased by $11.9 million, or 3.1%, to $366.8 million in fiscal 2023 from $378.7 million in fiscal 2022. Beverage sales at comparable stores increased by $5.0 million, or 2.8%, to $184.2 million in fiscal 2023 from $179.2 million in fiscal 2022.

Cost of products - The total cost of products was $337.0 million for fiscal 2023 and $308.9 million for fiscal 2022. The total cost of products as a percentage of total revenues decreased to 15.3% for fiscal 2023 compared to 15.7% for fiscal 2022.
Cost of entertainment increased to $134.1 million in fiscal 2023 compared to $115.1 million in fiscal 2022. The cost of entertainment, as a percentage of entertainment revenues, increased to 9.3% for fiscal 2023 from 8.9% in the fiscal 2022. The increase was primarily due to a shift in mix toward more redemption games.
Cost of food and beverage products increased to $202.9 million for fiscal 2023 compared to $193.8 million for fiscal 2022. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 26.3% for fiscal 2023 from 28.6% for fiscal 2022. The decrease was primarily attributable to food and beverage menu price increases, continued supply chain and ingredient optimization, and the mix of products sold with our new menu.
Operating payroll and benefits - Total operating payroll and benefits increased to $526.0 million in fiscal 2023 compared to $470.7 million in fiscal 2022. The total cost of operating payroll and benefits as a percentage of total revenues was 23.9% in fiscal 2023 compared to 24.0% in fiscal 2022.
Other store operating expenses - Other store operating expenses increased to $686.2 million in fiscal 2023 compared to $600.6 million in fiscal 2022. The increase is primarily due to the additional store operating hours related to our Main Event stores, the impact of the 53rd week in fiscal 2023, the impact of newly opened stores, and higher occupancy and marketing costs. Other store operating expense as a percentage of total revenues increased to 31.1% in fiscal 2023 compared to 30.6% in fiscal 2022. This increase in expense as a percentage of total revenues was primarily due to increased occupancy and marketing costs.
General and administrative expenses - General and administrative expenses decreased to $122.6 million in fiscal 2023 compared to $137.8 million in fiscal 2022. The decrease in general and administrative expenses was driven primarily by lower transaction and integration costs, lower incentive compensation in the current year, and lower stock based compensation expense, partially offset by system implementation and consulting costs. General and administrative expenses as a percentage of total revenues decreased to 5.6% in fiscal 2023 compared to 7.0% in fiscal 2022 due primarily to the reasons noted above.
Depreciation and amortization expense - Depreciation and amortization expense increased to $208.5 million in fiscal 2023 compared to $169.3 million in fiscal 2022, primarily due to the acquired Main Event stores and the impact of the 53rd week in fiscal 2023.
Pre-opening costs - Pre-opening costs increased to $18.4 million in fiscal 2023 compared to $14.6 million in fiscal 2022 primarily related to sixteen new store openings in fiscal 2023 compared to eight new store openings in fiscal 2022.
Interest expense, net - Interest expense, net increased to $127.4 million in fiscal 2023 compared to $87.4 million in fiscal 2022 due primarily to an increase in average outstanding debt and interest expense recorded as a result of a sale-leaseback transaction, partially offset by lower interest rates on the outstanding credit facility balances and an increase in interest income. See further discussion of the Company's debt activity at Note 7 to the consolidated financial statements. See further discussion of the sale-leaseback transaction at Note 9 to the consolidated financial statements.
Loss on debt refinancing - Loss on debt refinancing was $16.1 million in fiscal 2023 and $1.5 million in fiscal 2022. The amount for fiscal 2023 is related to the debt refinancings in January 2024 and June 2023. The amount for fiscal 2022 is related to the debt refinancing in June 2022. See further discussion of the Company's debt refinancing activity at Note 7 to the consolidated financial statements.
Provision for income taxes - The effective tax rate for fiscal 2023 was 22.2%, compared to 21.0% for fiscal 2022. The previous year tax provision includes higher excess tax benefits associated with share-based compensation.

Liquidity and Capital Resources
Debt
Senior Secured Credit Agreement
In connection with the closing of the Main Event Acquisition on June 29, 2022, the Company entered into a senior secured credit agreement, which refinanced the $500.0 million existing revolving facility, extended the maturity date to June 29, 2027, and added a new term loan facility in the aggregate principal amount of $850.0 million, with a maturity date of June 29, 2029 (“Credit Facility”). The proceeds of the term loan, net of an original issue discount of $42.5 million, were used to pay the consideration for the Main Event Acquisition. The revolving credit facility can expire before the stated maturity date if the aggregate outstanding principal amount of the Notes, as defined below, exceeds $100.0 million ninety-one days prior to November 1, 2025. A portion of the revolving facility not to exceed $35.0 million is available for the issuance of letters of credit. The Credit Facility is unconditionally guaranteed by Dave & Buster’s Holdings, Inc. (“D&B Holdings”), and certain of Dave & Buster’s, Inc.’s (“D&B Inc.”) existing and future wholly owned material domestic subsidiaries serve as guarantors and/or co-borrowers.
As of February 4, 2024, we had letters of credit outstanding of $9.7 million and an unused commitment balance of $490.3 million under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 million and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Facility, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.
The original interest rates per annum applicable to SOFR term loans were based on a defined SOFR rate (with a floor of 0.50%) plus an additional credit spread adjustment of 0.10%, plus a margin of 5.00%. The original interest rates per annum applicable to SOFR revolving loans (the “Revolving Loans”) were based on a defined SOFR rate (with a floor of 0.50%) plus an additional credit spread adjustment of 0.10%, plus an initial margin of 4.75%. Unused commitments under the revolving facility incur initial commitment fees of 0.50%. After the Company’s third quarter of fiscal 2022, the margin for the Revolving Loans became subject to a pricing grid based on net total leverage, ranging from 4.25% to 4.75%, and commitment fees became subject to a pricing grid based on net total leverage, ranging from 0.30% to 0.50%.
First Amendment to the Credit Facility (the "First Amendment")
On June 30, 2023, D&B Inc entered into the First Amendment with its banking syndicate, which amended the Credit Facility. The First Amendment provided for a new tranche of term loans in an aggregate principal amount of $900.0 million (the “2023 Term B Loans”) which consisted of $843.6 million of 2023 refinancing Term B Loans which refinanced in full the term loans outstanding immediately prior to the First Amendment effective date and $56.4 million of 2023 additional Term B Loans, which were used for general corporate and working capital purposes. The 2023 Term B Loans, which were issued with an original issue discount of 1%, reduced the interest rate margin applicable to term loans and Revolving Loans outstanding under the Credit Facility by 1.25% and otherwise have terms substantially the same as the terms of the existing Term B Loans under the June 29, 2022 Credit Facility. The 2023 Term B Loans could be prepaid at any time, without premium or penalty, but were subject to a prepayment premium of 1.00% (subject to certain exceptions) if certain refinancing of, or amendment to, reduce the all-in-yield of the 2023 Term B Loans was made at any time during the first six months after the First Amendment effective date.
Under the First Amendment, the 2023 Term B Loans bore interest at Term SOFR (plus an additional credit spread adjustment of 0.10%) or ABR (each, as defined in the amended Credit Facility) plus (i) in the case of Term SOFR loans, 3.75% per annum and (ii) in the case of ABR loans, 2.75% per annum. The Revolving Loans bore interest subject to a pricing grid based on net total leverage, at Term SOFR (plus an additional credit spread adjustment of 0.10%) plus a spread ranging from 3.00% to 3.50% per annum or ABR plus a spread ranging from 2.00% to 2.50% per annum. Unused commitments under the revolving facility incur initial commitment fees of 0.30% to 0.50%.
Second Amendment to the Credit Facility (the "Second Amendment")
On January 19, 2024, D&B Inc entered into the Second Facility with its banking syndicate, which amended the Credit Facility. The Second Amendment provides for a new tranche of term loans in an aggregate principal amount of $897.8 million (the “2024 Term B Loans”) which consist of $897.8 million of 2024 refinancing Term B Loans which refinanced in full the 2023 Term B Loans outstanding immediately prior to the Second Amendment effective date. The 2024 Term B Loans reduced the interest rate margin applicable to term loans and Revolving Loans outstanding under the Credit Facility by 0.50%, removed the previously existing 0.10% credit spread adjustment, provided for an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step back up if such rating is subsequently not maintained), and otherwise have terms substantially the same as the terms of the existing 2023 Term B Loans under the First Amendment. The 2024 Term B Loans could be prepaid at any time, without premium or penalty, but were subject to a prepayment premium of 1.00% (subject to certain exceptions) if certain refinancing of, or amendment to, reduce the all-in-yield of the 2024 Term B Loans is made at any time during the first six months after the Second Amendment effective date.
The 2024 Term B Loans bear interest at Term SOFR or ABR (each, as defined in the amended Credit Facility) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. The Revolving Loans bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.00% per annum or ABR plus a spread ranging from 1.50% to 2.00% per annum. Unused commitments under the revolving facility incur initial commitment fees of 0.30% to 0.50%.
7.625% Senior Secured Notes
During fiscal 2020, the Company issued $550.0 million aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries. During fiscal 2021, the Company redeemed a total of $110.0 million outstanding principal amount of the Notes. The Company may elect to further redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date.
Interest expense
The following table sets forth our recorded interest expense, net for the periods presented:

	February 4, 2024	January 29, 2023	January 30, 2022
Interest expense on debt	$121.8	$77.7	$43.5
Interest associated with swap agreements	—	4.1	7.5
Amortization of issue discount and issuance cost	11.8	8.5	4.2
Interest expense on sale-leaseback (1)	1.4	—	—
Interest income	(4.7)	(0.6)	—
Capitalized interest	(2.9)	(2.3)	(1.3)
Total interest expense, net	$127.4	$87.4	$53.9
(1)    See discussion of sale-leaseback transaction at Note 9 to the consolidated financial statements.

Credit Adjusted EBITDA and Net Total Leverage Ratio
Credit Adjusted EBITDA, a non-GAAP measure, represents Adjusted EBITDA plus certain other items as defined in our Credit Facility. Other adjustments include (i) entertainment revenue deferrals, (ii) the cost of new projects, including store pre-opening costs, (iii) business optimization expenses and other restructuring costs, and (iv) other costs and adjustments as permitted by the debt agreements. We believe the presentation of Credit Adjusted EBITDA is appropriate as it provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Credit Facility. The following table sets forth a reconciliation of Net income to Credit Adjusted EBITDA for the periods shown:

Trailing Four Quarters Ended February 4, 2024
Net income	$126.9
Add back:
Interest expense, net	127.4
Loss on debt refinancing	16.1
Provision for income taxes	36.2
Depreciation and amortization expense	208.5
EBITDA	515.1
Add back:
Share-based compensation (1)	16.0
Transaction and integration costs (2)	11.1
System implementation costs (3)	9.4
Pre-opening costs (4)	18.4
Entertainment revenue deferrals (5)	3.1
Other items, net (6)	4.0
Credit Adjusted EBITDA, a non-GAAP measure	$577.1
(1)Non-cash share-based compensation expense, net of forfeitures, recorded in general and administrative expenses on the consolidated comprehensive income statement.
(2)Transaction and integration costs related to the acquisition and integration of Main Event recorded in general and administrative expenses on the consolidated comprehensive income statement.
(3)System implementation costs represent expenses incurred related to the development and launch of new enterprise resource planning, human capital management and inventory software for our stores and store support teams. These charges are primarily recorded in general and administrative expenses on the consolidated comprehensive income statement.
(4)Represents costs incurred, primarily consisting of occupancy and payroll related expenses, associated with the opening of new stores. These costs are considered a "cost of new projects" as defined in our Credit Facility.
(5)Represents non-cash adjustments to our deferred entertainment revenue liabilities. These costs are considered an "other non-cash charge" as defined in our Credit Facility.
(6)Includes one-time, third-party consulting fees that are not part of our ongoing operations, impairment expenses, and (gain) loss on property and equipment transactions.

The following table provides a calculation of Net Total Leverage Ratio, as defined in our Credit Facility, for the period shown:

	As of and for the Trailing Four Quarters Ended February 4, 2024
Credit Adjusted EBITDA (a)	$577.1
Total debt (1)	$1,293.0
Less: Cash and cash equivalents	(37.3)
Add: Outstanding letters of credit	9.7
Net debt (b)	$1,265.4
Net Total Leverage Ratio (b / a)	2.2	x
(1) Amount represents the face amount of debt outstanding, net of unamortized debt issuance costs and debt discount.

Dividends and Share Repurchases
There were no dividends declared in fiscal 2023 or fiscal 2022.
On March 27, 2023, our Board approved a share repurchase program with an authorization limit of $100.0 million. On April 19, 2023, our Board approved an increase to the authorization limit of $200.0 million for a total of $300.0 million authorized under the program. On September 4, 2023 our Board approved an increase to the authorization limit of $100.0 million for a total of $400.0 million authorized under the program. During fiscal 2023, the Company repurchased 8.49 million shares at an average of $35.35 per share. The remaining dollar value of shares that may be repurchased under the program is $100.0 million as of February 4, 2024.
Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.
Cash Flow Summary
The Company ended the year with $527.6 million of liquidity, which included $37.3 million in cash and cash equivalents and $490.3 million available under its $500.0 million revolving credit facility.
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
Cash flow from operating activities decreased to $364.2 million in fiscal 2023 compared to $444.4 million in fiscal 2022 primarily due to cash income tax refunds received in fiscal 2022 and changes in working capital due to timing of accruals and payments of expenses.
Investing Activities — Cash flow from investing activities primarily reflects capital expenditures. The Company spent $330.2 million in fiscal 2023 compared to $234.2 million in fiscal 2022 for new store construction and operating improvement initiatives, game refreshment and maintenance capital. In addition to these capital expenditures, the Company completed the Main Event Acquisition in fiscal 2022 for $818.7 million. See further discussion of the Main Event Acquisition at Note 2 to the Consolidated Financial Statements.
Financing Activities — Cash flow used in financing activities in fiscal 2023 was $179.4 million primarily attributable to share repurchases of $300.0 million and debt issuance and discount costs incurred, partially offset by proceeds from debt refinancing and borrowings, net of debt repayments, and proceeds from a sale-leaseback transaction. Cash flow from financing activities in fiscal 2022 was $762.9 million primarily attributable to proceeds from debt refinancing and borrowings, net of debt repayments, partially offset by share repurchases, and debt issuance costs incurred.
Contractual and Other Commitments
The Company had the following obligations as of February 4, 2024:
•Long-term debt obligations, including scheduled interest payments (Refer to Note 7 of the Notes to the Consolidated Financial Statements)
•Future minimum lease obligations under non-cancelable leases (Refer to Note 9 of the Notes to the Consolidated Financial Statements)
•Software as a service subscription commitments of approximately $8.0 million to be paid in annual installments of approximately $2.0 million through fiscal 2028.
•Approximately $9.0 million of minimum food purchase commitments through the end of fiscal 2024.

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
Accounting for entertainment operations. Entertainment revenues are primarily recognized upon utilization of game play credits on gaming cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. We estimate the amount of deferred revenue based upon credits and tickets remaining on gaming cards, historic game play credit and ticket utilization patterns and estimates of the standalone selling prices of game play credits and the customer material right. The standalone selling price of the customer material right is estimated using an equivalent chip cost plus margin approach. For purposes of recognizing revenue, the total amount collected from each customer is then allocated between the two performance obligations based on the relative standalone selling price of each obligation.
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
Accounting for impairment of goodwill and tradenames. We assess the recoverability of goodwill and indefinite-lived tradename assets related to our reporting units on an annual basis or more often if circumstances or events indicate impairment may exist. We may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. In considering the qualitative approach, we evaluate factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability and the overall financial performance of the reporting units.
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
We consider our Dave & Buster's and Main Event brands to be both our operating segments and reporting units. The carrying value of goodwill as of February 4, 2024 was $742.5 million, of which $272.6 million related to the Dave & Buster's operating segment and $469.9 million related to the goodwill added as a result of the Main Event Acquisition. Additionally, the carrying value of tradenames as of February 4, 2024 was $178.2 million, of which $79.0 million related to the Dave & Buster's operating segment and $99.2 million related to the tradename acquired as a result of the Main Event Acquisition. We performed our annual impairment test in the fourth quarter of fiscal 2023 by utilizing the qualitative approach and determined that there were no events or circumstances to indicate that it was more likely than not that the fair value of our reporting units, or the Dave & Buster's and Main Event tradenames, was less than their carrying values.

Accounting for impairment of long-lived assets. We assess the potential impairment of our long-lived assets related to each store, including property and equipment and right-of-use assets, on an annual basis or whenever events or changes in circumstances indicate that the carrying values of these assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans. The more significant inputs used in determining our estimate of the projected undiscounted cash flows include future revenue growth and projected margins as well as the estimate of the remaining useful life of the assets. If the carrying amount is not recoverable, we record an impairment charge, if any, for the excess of the carrying amount over the fair value, which is estimated based on discounted projected future operating cash flows of the store over the remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk.
Recent accounting pronouncements
Refer to Note 1 to the Consolidated Financial Statements for discussion of new accounting pronouncements.
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
Interest Rate Risk
The Company has elected SOFR as the alternative base rate for outstanding borrowings on the Credit Facility, which is based on variable rates. As of February 4, 2024, there was no balance outstanding on our revolving credit facility and $897.8 million was outstanding under the term loan facility. The impact on our annual results of operations of a hypothetical one-point interest rate change on the outstanding balance of credit facility as of February 4, 2024 would be approximately $9.0 million.
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
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including the CEO and CFO, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 4, 2024, based on the framework in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included documenting, evaluating, and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of February 4, 2024.
Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of February 4, 2024, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
The Main Event Acquisition (discussed further in Note 2 to our consolidated financial statements) had a material impact on internal control over financial reporting in fiscal 2023. The Company included the internal controls for Main Event in our evaluation of internal control over financial reporting as of February 4, 2024. Additionally, the Company implemented new human resources and payroll information systems (“HRIS”) during the year ended February 4, 2024, which had a material impact on internal control over financial reporting. The Company included the new HRIS in its evaluation of internal control over financial reporting as of February 4, 2024. There have been no other changes in our internal control over financial reporting that occurred during fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
See Pages F-1 to F-26 of this report.
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

10.19
Employment Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and Michael Quartieri effective January 1, 2022 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on March 29, 2022 (No. 001-35664))

10.20
Form of Restricted Stock Unit Agreement – Performance Based, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on April 19, 2022 (No. 001-35664))

Exhibit Number	Description

10.21
Restricted Stock Unit Agreement dated April 18, 2022 by and between Dave & Buster’s Entertainment, Inc. and Kevin M. Sheehan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on April 21, 2022 (No. 001-35664))

10.22
Form of Employment Agreement (May 2022 version) by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc. and the various executive officers of Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on June 7, 2022 (No. 001-35664))

10.23
Amended and Restated Cooperation Agreement, dated as of July 11, 2022, among Dave & Buster’s Entertainment, Inc., Hill Path Capital LP and James Chambers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 11, 2022 (No. 001-35664))

10.24
Form of Nonqualified Stock Option Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.25
Form of Nonqualified Stock Option Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.26
Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.27
Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.28
Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.29
Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc., and various employees of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 11, 2022 (No. 001-35664))

10.3
First Amendment to Credit Agreement, dated as of June 30, 2023, by and among Dave & Buster’s, Inc., Dave & Buster’s Holdings, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2023 (No. 001-35664))

10.31
Second Amendment to Credit Agreement, dated as of January 19, 2024, by and among Dave & Buster’s, Inc., Dave & Buster’s Holdings, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 19, 2024 (No. 001-35664))

10.32
Third Amendment to Credit Agreement and Joinder Agreement, dated as of January 31, 2024, by and among Dave & Buster’s, Inc., Dave & Buster’s Holdings, Inc., the additional borrowers party thereto, and Deutsche Bank AG New York Branch.(incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 31, 2024 (No. 001-35664))

19*	Insider Trading Policies and Procedures

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

Exhibit Number	Description

31.1*	Certification of Christopher Morris, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Michael A. Quartieri, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Christopher Morris, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael A. Quartieri, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Policy on Recoupment of Incentive Compensation

101.INS	XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herein
ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware Corporation

Date: April 2, 2024	By:	/s/ Michael A. Quartieri
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
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on April 2, 2024.

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
Opinion on Internal Control Over Financial Reporting
We have audited Dave & Buster’s Entertainment, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 4, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 4, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 4, 2024 and January 29, 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 4, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated April 2, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
April 2, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dave & Buster’s Entertainment, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dave & Buster’s Entertainment, Inc. and subsidiaries (the Company) as of February 4, 2024 and January 29, 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 4, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 4, 2024 and January 29, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 4, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 4, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 2, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Deferred amusement revenue for unused game play credits
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company defers a portion of amusement revenues for the estimated unfulfilled performance obligations related to unused game play credits which they believe their customers will utilize in the future. The Company recorded deferred amusement revenue of $121.2 million as of February 4, 2024, which is included in accrued liabilities on the consolidated balance sheet and disclosed as deferred amusement revenue. This balance includes deferred revenue related to unused game play credits. The deferral is based on an estimated rate of future use by customers. The Company applies judgment to determine the estimated rate of future use by customers using information about game play credits outstanding and historical customer utilization patterns.

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
Deferred amusement revenue for unredeemed tickets
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company defers a portion of amusement revenue for the material right provided to customers to redeem tickets in the future for prizes. The Company recorded deferred amusement revenue of $121.2 million as of February 4, 2024, which is included in accrued liabilities on the consolidated balance sheet and disclosed as deferred amusement revenue. This balance includes deferred revenue related to the material right to redeem tickets in the future. The deferral is based on an estimated redemption rate of outstanding tickets that will be redeemed in subsequent periods. The Company applies judgment to determine the redemption rate assumption using information about tickets outstanding and historical customer utilization patterns.
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
Dallas, Texas
April 2, 2024

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	February 4, 2024	January 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$37.3	$181.6
Inventories	37.2	45.4
Prepaid expenses	18.2	19.5
Income taxes receivable	22.9	25.5
Accounts receivable	21.9	21.7
Total current assets	137.5	293.7
Property and equipment (net of $1,222.6 and $1,043.7 accumulated depreciation as of February 4, 2024 and January 29, 2023, respectively)	1,332.7	1,180.2
Operating lease right of use assets, net	1,323.3	1,333.6
Deferred tax assets	6.0	0.5
Tradenames	178.2	178.2
Goodwill	742.5	744.5
Other assets and deferred charges	34.2	30.3
Total assets	$3,754.4	$3,761.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$9.0	$8.5
Accounts payable	118.6	84.7
Accrued liabilities	306.0	342.9
Income taxes payable	2.0	1.9
Total current liabilities	435.6	438.0
Deferred income taxes	89.8	66.3
Operating lease liabilities	1,558.5	1,567.8
Other long-term liabilities	135.3	55.7
Long-term debt, net	1,284.0	1,222.7
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400.00 shares; issued: 62.86 shares at February 4, 2024 and 62.42 shares at January 29, 2023; outstanding: 40.27 shares at February 4, 2024 and 48.41 shares at January 29, 2023	0.6	0.6
Preferred stock, 50,000.00 authorized; none issued	—	—
Paid-in capital	597.6	577.5
Treasury stock, 22.59 and 14.01 shares as of February 4, 2024 and January 29, 2023, respectively	(945.3)	(639.0)
Accumulated other comprehensive loss	(0.9)	(0.9)
Retained earnings	599.2	472.3
Total stockholders’ equity	251.2	410.5
Total liabilities and stockholders’ equity	$3,754.4	$3,761.0
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share amounts)

	Fiscal Year Ended
	February 4, 2024	January 29, 2023	January 30, 2022
Entertainment revenues	$1,434.8	$1,286.1	$867.4
Food and beverage revenues	770.5	678.3	436.6
Total revenues	2,205.3	1,964.4	1,304.0
Cost of entertainment	134.1	115.1	85.8
Cost of food and beverage	202.9	193.8	119.1
Total cost of products	337.0	308.9	204.9
Operating payroll and benefits	526.0	470.7	287.3
Other store operating expenses	686.2	600.6	402.7
General and administrative expenses	122.6	137.8	75.5
Depreciation and amortization expense	208.5	169.3	138.3
Pre-opening costs	18.4	14.6	8.1
Total operating costs	1,898.7	1,701.9	1,116.8
Operating income	306.6	262.5	187.2
Interest expense, net	127.4	87.4	53.9
Loss on debt refinancing	16.1	1.5	5.6
Income before provision for income taxes	163.1	173.6	127.7
Provision for income taxes	36.2	36.5	19.0
Net income	126.9	137.1	108.7
Unrealized foreign currency translation loss	—	(0.2)	—
Unrealized gain on derivatives, net of tax	—	3.0	5.4
Total other comprehensive gain	—	2.8	5.4
Total comprehensive income	$126.9	$139.9	$114.1

Net income per share:
Basic	$2.94	$2.83	$2.26
Diluted	$2.88	$2.79	$2.21
Weighted average shares used in per share calculations:
Basic	43.20	48.49	48.14
Diluted	44.07	49.17	49.26
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance as of January 31, 2021	60.48	$0.6	$531.2	12.84	$(596.0)	$(9.1)	$226.5	$153.2
Net income	—	—	—	—	—	—	108.7	108.7
Unrealized gain on derivatives, net of tax	—	—	—	—	—	5.4	—	5.4
Share-based compensation	—	—	12.5	—	—	—	—	12.5
Issuance of common stock	1.08	—	5.1	—	—	—	—	5.1
Repurchase of common stock	—	—	—	0.23	(9.5)	—	—	(9.5)
Balance as of January 30, 2022	61.56	0.6	548.8	13.07	(605.5)	(3.7)	335.2	275.4
Net income	—	—	—	—	—	—	137.1	137.1
Unrealized foreign currency translation loss	—	—	—	—	—	(0.2)	—	(0.2)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	3.0	—	3.0
Share-based compensation	—	—	20.0	—	—	—	—	20.0
Issuance of common stock	0.86	—	8.7	—	—	—	—	8.7
Repurchase of common stock	—	—	—	0.94	(33.5)	—	—	(33.5)
Balance as of January 29, 2023	62.42	0.6	577.5	14.01	(639.0)	(0.9)	472.3	410.5
Net income	—	—	—	—	—	—	126.9	126.9
Share-based compensation	—	—	16.0	—	—	—	—	16.0
Issuance of common stock	0.44	—	4.1	—	—	—	—	4.1
Repurchase of common stock	—	—	—	8.58	(306.3)	—	—	(306.3)
Balance as of February 4, 2024	62.86	$0.6	$597.6	22.59	$(945.3)	$(0.9)	$599.2	$251.2
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	February 4, 2024	January 29, 2023	January 30, 2022
Operating activities:
Net income	$126.9	$137.1	$108.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	208.5	169.3	138.3
Non-cash interest expense	11.8	8.4	7.5
Deferred income taxes	17.2	27.6	(7.8)
Loss on debt refinancing	16.1	1.5	5.6
Share-based compensation	16.0	20.0	12.5
Other, net	8.2	7.3	6.6
Changes in assets and liabilities, net of assets and liabilities acquired:
Inventories	8.1	(0.2)	(16.5)
Prepaid expenses	1.3	(5.5)	0.6
Income tax receivable	2.6	39.4	5.1
Accounts receivable	(0.1)	(9.3)	(1.9)
Other assets and deferred charges	(6.1)	0.3	(0.1)
Accounts payable	(1.3)	1.2	14.3
Accrued liabilities	(40.5)	42.2	20.2
Income taxes payable	0.1	0.8	0.1
Other long-term liabilities	(4.6)	4.3	(10.0)
Net cash provided by operating activities	364.2	444.4	283.2
Investing activities:
Capital expenditures	(330.2)	(234.2)	(92.2)
Acquisition of a business, net of cash acquired	—	(818.7)	—
Proceeds from sales of property and equipment	1.1	1.3	0.7
Net cash used in investing activities	(329.1)	(1,051.6)	(91.5)
Financing activities:
Cash flows from financing activities:
Proceeds from borrowings	213.7	821.5	83.0
Payments on borrowings	(166.5)	(16.1)	(253.0)
Debt issuance costs and prepayment premiums	(11.8)	(17.7)	(3.3)
Proceeds from sale-leaseback transaction	84.2	—	—
Repurchase of common stock under share repurchase program	(300.0)	(25.0)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(3.1)	(8.5)	(9.5)
Proceeds from the exercise of stock options	4.1	8.7	5.1
Net cash provided by (used in) financing activities	(179.4)	762.9	(177.7)
Increase (decrease) in cash and cash equivalents	(144.3)	155.7	14.0
Beginning cash and cash equivalents	181.6	25.9	11.9
Ending cash and cash equivalents	$37.3	$181.6	$25.9
Supplemental disclosures of cash flow information:
Increase (decrease) for capital expenditures in accounts payable	$35.2	$0.9	$11.8
Cash paid (received) for income taxes, net	$9.7	$(30.4)	$21.5
Cash paid for interest, net	$122.3	$68.7	$44.5
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)

Note 1: Description of the Business and Summary of Significant Accounting Policies
Description of the business — Dave & Buster’s Entertainment, Inc. (“D&B Entertainment” or the “Company”) is a Delaware corporation formed in June 2010. References to the “Company”, “we”, “us”, and “our” refers to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Coppell, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families.
The Company operates its business as two operating segments based on its major brands, Dave & Buster's and Main Event. The Company has one reportable segment as both brands provide similar products and services to a similar customer base, are managed together by a single management team and share similar economic characteristics.
On June 29, 2022, the Company completed its acquisition of 100% of the equity interests in Main Event, in connect with an Agreement and Plan of Merger dated April 6, 2022. Refer to Note 2, Business Combinations, for further discussion of the Main Event Acquisition.
During fiscal 2023, we opened sixteen additional stores. During fiscal 2022, we acquired stores as a result of the Main Event Acquisition and opened eight new stores. As of February 4, 2024, we owned and operated 220 stores located in 43 states, Puerto Rico and one Canadian province.
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
Fiscal year — The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday after the Saturday closest to January 31. Fiscal year 2023, which ended on February 4, 2024, contained 53 weeks. Fiscal years 2022 and 2021, which ended on January 29, 2023 and January 30, 2022, respectively, each contained 52 weeks. Each quarterly period has 13 weeks, except in a 53-week year, when the fourth quarter has 14 weeks.
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
Cash and cash equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks create book overdrafts, which are presented in Accounts Payable on the consolidated balance sheet. There were no such overdrafts as of February 4, 2024 or January 29, 2023. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows. At the end of fiscal 2023 and fiscal 2022, the Company had no restricted cash.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
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
Goodwill and tradenames — Goodwill and tradenames have indefinite useful lives, are not subject to amortization, and are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. We consider our Dave & Buster's and Main Event brands to be both our operating segments and reporting units. Goodwill and tradenames are evaluated at the level of these two operating segments.
The carrying value of goodwill as of February 4, 2024 was $742.5, of which $272.6 related to the Dave & Buster's operating segment and $469.9 related to the goodwill added as a result of the Main Event Acquisition. Additionally, the carrying value of tradenames as of February 4, 2024 was $178.2, of which $79.0 related to the Dave & Buster's operating segment and $99.2 related to the tradename acquired as a result of the Main Event Acquisition.
When evaluating goodwill and tradenames for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that its reporting unit or tradenames are impaired. For fiscal years 2023, 2022 and 2021, there was no impairment to our goodwill or tradenames.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
The fair value of the Company’s debt is determined based on traded price data as of the measurement date, which we classify as a Level Two input within the fair value hierarchy. The fair value of the Company's debt was as follows as of the periods indicated:

	February 4, 2024	January 29, 2023
Revolving credit facility	$—	—
Term loan	898.3	864.5
Senior secured notes	445.0	441.8
	$1,343.3	$1,306.3
Revenues — Our entertainment revenues primarily consist of attractions including redemption and simulation games, bowling, laser tag, billiards and gravity ropes. Our food and beverage revenues consist of full meals, appetizers and both alcoholic and non-alcoholic beverages. The following table presents revenues included in these categories for the periods presented:

	Fiscal Year Ended
	February 4, 2024	January 29, 2023	January 30, 2022
Entertainment	$1,406.1	$1,264.8	$862.0
Other (1)	28.7	21.3	5.4
Entertainment revenues	$1,434.8	$1,286.1	$867.4

Food and non-alcoholic beverages	$517.1	$459.9	$295.9
Alcoholic beverages	253.4	218.4	140.7
Food and beverage revenues	$770.5	$678.3	$436.6
(1)     Primarily consists of revenue earned from party rentals and gift card breakage (see Revenue recognition below).
Revenue recognition — Entertainment revenues are primarily recognized upon utilization of game play credits on gaming cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. We estimate the amount of deferred revenue based upon credits and tickets remaining on gaming cards, historic game play credit and ticket utilization patterns and estimates of the standalone selling prices of game play credits and the customer material right. The standalone selling price of the customer material right is estimated using an equivalent chip cost plus margin approach. For purposes of recognizing revenue, the total amount collected from each customer is then allocated between the two performance obligations based on the relative standalone selling price of each obligation.
Total deferred entertainment revenue is included in “Accrued liabilities” in our Consolidated Balance Sheets. During fiscal 2023, we recognized revenue of approximately $69.8 related to the amount in deferred entertainment revenue as of the end of fiscal 2022. During fiscal 2022, we recognized revenue of approximately $42.8 related to the amount in deferred entertainment revenue as of the end of fiscal 2021.
We sell gift cards, which do not have expiration dates, and we do not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards upon redemption by the customer. For unredeemed gift cards that the Company expects to be entitled to breakage and for which there is not a legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. Recognized gift card breakage revenue is included in “Entertainment revenues” in the Consolidated Statements of Comprehensive Income. The contract liability related to our gift cards is included in “Accrued liabilities” in our Consolidated Balance Sheets. During fiscal 2023, we recognized revenue of approximately $10.2 related to the amount in deferred gift card revenue as of the end of fiscal 2022. During fiscal 2022, we recognized revenue of approximately $6.3 related to the amount in deferred gift card revenue as of the end of fiscal 2021.
Food and beverage revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Beginning in fiscal 2021, we began to offer our customers delivery services, which are

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
fulfilled by third-party service providers. We recognize revenues at the gross amount, and delivery fees are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.
Revenues are reported net of sales-related taxes collected from customers to be remitted to governmental taxing authorities. Sales tax collected is included in “Accrued liabilities” until the taxes are remitted to the appropriate taxing authorities. Historically, certain of our promotional programs include multiple performance obligations that are discounted from the standalone selling prices. We allocate the entire discount to the remaining performance obligation.
During fiscal 2021, the Company launched an enhanced loyalty program, wherein eligible customers who enroll in the program generally earn rewards based on the level of chips played. Earned rewards generally expire one to two months after they are issued. We defer revenue associated with the estimated selling prices of rewards earned, net of rewards we do not expect to be redeemed.
Advertising costs — Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. Advertising costs expensed were $67.8, $57.6, and $32.2, in fiscal 2023, 2022 and 2021, respectively. Advertising costs are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
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
Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows:

	February 4, 2024	January 29, 2023	January 30, 2022
Basic weighted average shares outstanding	43.20	48.49	48.14
Weighted average dilutive impact of awards	0.87	0.68	1.12
Diluted weighted average shares outstanding	44.07	49.17	49.26
Weighted average awards excluded as antidilutive	0.78	0.21	0.17
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
Recent accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
public entities, including those with a single reportable segment, to provide all the disclosures required by this standard and all existing segment disclosures required by Segment Reporting (Topic 280) on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively. Early adoption is permitted. The Company expects ASU 2023-07 to require additional disclosures in the notes to our consolidated financial statements and does not plan early adoption.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company expects ASU 2023-09 to require additional disclosures in the notes to our consolidated financial statements and does not plan early adoption.
Note 2: Business Combination — Acquisition of Main Event
On June 29, 2022, the Company acquired Main Event for net cash and contingent consideration. Main Event is also focused on entertainment, food and drinks, largely for the demographic target of families with young children. The acquisition puts the Company in a strategic position for accelerated, profitable growth in both brands as well as creates cost synergies with our Dave & Buster’s brand. We finalized our accounting for the Main Event Acquisition in the second quarter of fiscal 2023.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
The components of the purchase price and net assets acquired in the Main Event Acquisition are as follows:

Amount
Gross cash consideration	$853.2
Contingent consideration (1)	13.8
Less: cash acquired	(34.5)
Total consideration	$832.5

Assets:
Current assets	$16.9
Property and equipment	338.3
Operating lease right of use assets	297.2
Tradenames	99.2
Other assets and deferred charges	5.8
Less Liabilities:
Accounts payable	20.1
Current portion of operating lease liabilities	11.6
Accrued liabilities	41.6
Operating lease liabilities	279.2
Deferred tax liabilities	35.8
Other liabilities	6.5
Net assets acquired, excluding goodwill	$362.6
Goodwill	$469.9
(1)    The Company has an obligation to pay, in cash, an aggregate amount equal to any “Transaction Tax Benefits,” with respect to any taxable year of the Company after the Closing Date ending on or before December 31, 2028, including the current taxable year. This amount was based on the present value of the maximum amount provided in the Merger Agreement. As of February 4, 2024, the remaining unpaid balance of the contingent consideration of $0.6 was included in accrued liabilities on the consolidated balance sheet.
Unaudited Pro Forma Information – To reflect the Acquisition as if it had occurred on January 31, 2022, the unaudited pro forma results include adjustments to reflect, among other things, the interest expense from debt financings obtained to partially fund the cash consideration transferred. Pro forma adjustments were tax effected at the Company’s historical statutory rates in effect for the respective periods. The unaudited pro forma amounts are not necessarily indicative of the combined results of operations that would have been realized had the acquisitions and related financings occurred on the aforementioned dates, nor are they meant to be indicative of any anticipated combined results of operations that the Company will experience after the transaction. In addition, the amounts do not include any adjustments for actions that may be taken following the completion of the transaction, such as expected cost savings, operating synergies, or revenue enhancements that may be realized subsequent to the transaction.
The following unaudited pro forma information provides the effect of the Main Event Acquisition as if the acquisition had occurred at the beginning of fiscal 2022:

Fiscal Year Ended January 29, 2023
Total revenues	$2,165.0
Net income	$88.2
The historical consolidated financial information of the Company and Main Event has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the acquisition and related financing arrangements and are factually supportable.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 3: Inventories
Inventories consisted of the following for the years presented:

	February 4, 2024	January 29, 2023
Operating store—food and beverage	$11.5	$10.9
Operating store—entertainment	14.1	18.6
Corporate—entertainment, supplies and other	11.6	15.9
	$37.2	$45.4
Entertainment inventory includes electronics, plush toys and small novelty and other items used as redemption prizes for certain games, as well as supplies needed for entertainment operations.
Note 4: Property and Equipment
Property and equipment consist of the following:

	February 4, 2024	January 29, 2023
Land	$38.7	$26.8
Buildings and building improvements	86.5	49.9
Leasehold improvements	1,205.7	1,103.0
Furniture, fixtures and equipment	692.6	573.1
Games	411.8	372.7
Construction in progress	120.0	98.4
Total cost	2,555.3	2,223.9
Accumulated depreciation	(1,222.6)	(1,043.7)
Property and equipment, net	$1,332.7	$1,180.2
Depreciation expense totaled $207.7, $168.9, and $138.3 for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
Note 5: Goodwill and Tradename Assets
The changes in the carrying amount of goodwill and tradename assets during fiscal 2023 and fiscal 2021 are as follows:

	Goodwill	Tradename
As of January 30, 2022	$272.6	$79.0
Acquisition of Main Event (1)	471.9	99.2
As of January 29, 2023	$744.5	$178.2
Adjustment to Main Event goodwill (1)(2)	(2.0)	—
As of February 4, 2024	$742.5	$178.2
(1)     See Note 2 for discussion of the Main Event Acquisition.
(2)     Adjustments to preliminary purchase price. The Company finalized its purchase accounting related to the Main Event Acquisition in the second quarter of 2023.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 6: Accrued Liabilities
Accrued liabilities consist of the following as of the fiscal years ended:

	February 4, 2024	January 29, 2023
Deferred entertainment revenue	$121.2	$114.4
Current portion of operating lease liabilities, net (1)	63.1	64.1
Compensation and benefits	29.0	60.6
Deferred gift card revenue	20.3	16.4
Sales, use and other taxes	12.5	10.6
Property taxes	9.7	13.1
Customer deposits	9.7	8.7
Accrued interest	9.6	15.8
Utilities	7.5	7.2
Current portion of self-insurance reserves	5.7	6.7
Current portion of deferred occupancy costs	2.9	9.4
Other	14.8	15.9
Total accrued liabilities	$306.0	$342.9
(1)    Leasehold incentive receivables from landlords of $13.0 and $5.9 as of February 4, 2024 and January 29, 2023, respectively, are reflected as a reduction of the current portion of operating lease liabilities.
Note 7: Debt
Long-term debt consists of the following:

	February 4, 2024	January 29, 2023
Credit facility—revolver	$—	$—
Credit facility—term loan	897.8	847.8
Senior secured notes	440.0	440.0
Total debt outstanding	1,337.8	1,287.8
Less current installments of long-term debt	(9.0)	(8.5)
Less issue discounts and debt issuance costs	(44.8)	(56.6)
Long-term debt, net	$1,284.0	$1,222.7
Senior Secured Credit Agreement
In connection with the closing of the Main Event Acquisition on June 29, 2022, the Company entered into a senior secured credit agreement, which refinanced the $500.0 existing revolving facility, extended the maturity date to June 29, 2027, and added a new term loan facility in the aggregate principal amount of $850.0, with a maturity date of June 29, 2029 (“Credit Facility”). The proceeds of the term loan, net of an original issue discount of $42.5, were used to pay the consideration for the Main Event Acquisition. The revolving credit facility can expire before the stated maturity date if the aggregate outstanding principal amount of the Notes, as defined below, exceeds $100.0 ninety-one days prior to November 1, 2025. A portion of the revolving facility not to exceed $35.0 is available for the issuance of letters of credit. The Credit Facility is unconditionally guaranteed by D&B Holdings, and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries serve as guarantors and/or co-borrowers.
As of February 4, 2024, we had letters of credit outstanding of $9.7 and an unused commitment balance of $490.3 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.
The original interest rates per annum applicable to SOFR term loans are based on a defined SOFR rate (with a floor of 0.50%) plus an additional credit spread adjustment of 0.10%, plus a margin of 5.00%. The original interest rates per

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
annum applicable to SOFR revolving loans (the “Revolving Loans”) are based on the term loan SOFR rate, plus an additional credit spread adjustment of 0.10%, plus an initial margin of 4.75%. Unused commitments under the revolving facility incur initial commitment fees of 0.50%. After the Company’s third quarter of fiscal 2022, the margin for Revolving Loans became subject to a pricing grid based on net total leverage, ranging from 4.25% to 4.75%, and commitment fees became subject to a pricing grid based on net total leverage, ranging from 0.30% to 0.50%.
First Amendment to the Credit Facility (the “First Amendment”)
On June 30, 2023, D&B Inc entered into the First Amendment with its banking syndicate, which amended the Credit Facility. The Amendment provided for a new tranche of term loans in an aggregate principal amount of $900.0 (the “2023 Term B Loans”) which consisted of $843.6 of 2023 refinancing Term B Loans which refinanced in full the term loans outstanding immediately prior to the First Amendment effective date and $56.4 of 2023 additional Term B Loans, which were used for general corporate and working capital purposes. The 2023 Term B Loans, which were issued with an original issue discount of 1%, reduced the interest rate margin applicable to term loans and Revolving Loans outstanding under the Credit Facility by 1.25% and otherwise have terms substantially the same as the terms of the existing Term B Loans under the June 29, 2022 Credit Facility. The 2023 Term B Loans could be prepaid at any time, without premium or penalty, but were subject to a prepayment premium of 1.00% (subject to certain exceptions) if certain refinancing of, or amendment to, reduce the all-in-yield of the 2023 Term B Loans was made at any time during the first six months after the Amendment effective date.
Under the First Amendment, the 2023 Term B Loans bore interest at Term SOFR (plus an additional credit spread adjustment of 0.10%) or ABR (each, as defined in the amended Credit Facility) plus (i) in the case of Term SOFR loans, 3.75% per annum and (ii) in the case of ABR loans, 2.75% per annum. The Revolving Loans bore interest subject to a pricing grid based on net total leverage, at Term SOFR (plus an additional credit spread adjustment of 0.10%) plus a spread ranging from 3.00% to 3.50% per annum or ABR plus a spread ranging from 2.00% to 2.50% per annum. Unused commitments under the revolving facility incur initial commitment fees of 0.30% to 0.50%.
Second Amendment to the Credit Facility (the “Second Amendment”)
On January 19, 2024, D&B Inc entered into the Second Amendment with its banking syndicate, which amended the Credit Facility. The Second Amendment provides for a new tranche of term loans in an aggregate principal amount of $897.8 (the “2024 Term B Loans”) which consist of $897.8 of 2024 refinancing Term B Loans which refinanced in full the 2023 Term B Loans outstanding immediately prior to the Second Amendment effective date. The 2024 Term B Loans reduced the interest rate margin applicable to term loans and Revolving Loans outstanding under the Credit Facility by 0.50%, removed the previously existing 0.10% credit spread adjustment, provided for an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step back up if such rating is subsequently not maintained), and otherwise have terms substantially the same as the terms of the existing 2023 Term B Loans under the First Amendment. The 2024 Term B Loans could be prepaid at any time, without premium or penalty, but were subject to a prepayment premium of 1.00% (subject to certain exceptions) if certain refinancing of, or amendment to, reduce the all-in-yield of the 2024 Term B Loans is made at any time during the first six months after the Second Amendment effective date.
The 2024 Term B Loans bear interest at Term SOFR or ABR (each, as defined in the amended Credit Facility) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. The Revolving Loans bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.00% per annum or ABR plus a spread ranging from 1.50% to 2.00% per annum. Unused commitments under the revolving facility incur initial commitment fees of 0.30% to 0.50%.
7.625% Senior Secured Notes
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
$110.0 outstanding principal amount of the Notes. The Company may elect to further redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date.
Loss on debt refinancing
Immediately prior to the First Amendment, the Company had $46.9 of unamortized issuance discounts and costs. As certain lenders exited the syndicate and were replaced by new syndicate members and the term loan facility was increased in size as a result of the First Amendment and Second Amendment described above, a portion of the term loan facility was deemed extinguished and a portion was determined to be modified. As a result, $10.9 of unamortized costs were written off and $5.2 of new fees were expensed on the modified portion resulting in a total charge of $16.1 included in loss on debt refinancing on the consolidated statements of comprehensive income for fiscal 2023. The remaining unamortized issuance discounts and new issuance discount and costs immediately subsequent to the refinancings were deferred and are amortized into interest expense, net over the remaining term of the Credit Facility.
Future debt obligations
Below is our future debt principal payment obligations as of February 4, 2024 by fiscal year:

2024	$9.0
2025	449.0
2026	9.0
2027	9.0
2028	9.0
Thereafter	852.8
Total future payments	$1,337.8
Interest expense and weighted average effective interest
The following table sets forth our recorded interest expense, net for the periods presented:

	February 4, 2024	January 29, 2023	January 30, 2022
Interest expense on debt	$121.8	$77.7	$43.5
Interest associated with swap agreements	—	4.1	7.5
Amortization of issue discount and issuance cost	11.8	8.5	4.2
Interest expense on sale-leaseback (1)	1.4	—	—
Interest income	(4.7)	(0.6)	—
Capitalized interest	(2.9)	(2.3)	(1.3)
Total interest expense, net	$127.4	$87.4	$53.9
(1)    See discussion of sale-leaseback transaction at Note 9 to the consolidated financial statements.
For fiscal 2023 and fiscal 2022, the Company’s weighted average effective interest rate on our total debt facilities (before capitalized interest amounts and excluding sale-leaseback interest) was 10.2% and 9.6%, respectively.
Note 8: Income Taxes
The effective tax rate for fiscal 2023 was 22.2%, compared to 21.0% for fiscal 2022. The previous year tax provision includes higher excess tax benefits associated with share-based compensation.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, allowing for the carry-back of net operating losses generated in fiscal 2018, 2019 and 2020. The Company has $0.8 of federal tax refunds remaining from the fiscal 2020 carryback claim filed during fiscal 2021.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
The following table sets forth our income tax provision:

	February 4, 2024	January 29, 2023	January 30, 2022
Current provision:
Federal	$8.3	$2.3	$21.9
State and local	9.4	6.5	4.6
Foreign	1.3	0.1	0.3
Total current provision	19.0	8.9	26.8
Deferred provision:
Federal	16.2	25.0	(2.4)
State and local	2.5	3.1	(5.4)
Foreign	(1.5)	(0.5)	—
Total deferred provision (benefit)	17.2	27.6	(7.8)
Provision for income taxes	$36.2	$36.5	$19.0
The following table reconciles the effective tax rate to the federal income tax rate:

	February 4, 2024	January 29, 2023	January 30, 2022
Federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.8%	5.7%	5.0%
Permanent differences	2.3%	2.9%	2.0%
Tax credits	(7.7)%	(5.5)%	(4.9)%
Share-based compensation	(0.4)%	(1.3)%	(3.6)%
Other	2.2%	(1.8)%	(4.6)%
Effective tax rate	22.2%	21.0%	14.9%

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Components of the deferred income tax liability, net consist of the following as of the periods indicated:

	February 04, 2024	January 29, 2023
Deferred tax assets:
Deferred revenue	$16.9	$18.1
Long-term lease obligation	426.5	434.8
Accrued liabilities	5.1	9.7
Workers compensation and general liability insurance	5.2	4.9
Share-based compensation	6.2	6.3
Financing obligation	20.9	—
Net operating loss carryovers	4.2	27.2
Tax credit carryovers	7.1	4.6
Excess business interest expense	19.1	0.5
Other	4.0	5.6
Subtotal	515.2	511.7
Less: Valuation allowance	(1.7)	(3.9)
Total deferred tax assets	$513.5	$507.8
Deferred tax liabilities:
Trademark/tradename	$44.1	$43.8
Property and equipment	197.0	179.5
Right of use assets	341.8	348.4
Other debt related items	11.9	—
Other	2.5	1.9
Total deferred tax liabilities	$597.3	$573.6
Deferred tax liability, net	$83.8	$65.8
As of February 4, 2024, we had $84.1 of state net operating loss carryforwards, which will begin to expire in fiscal 2024, and foreign tax credit carryovers of $1.6, which will begin to expire in 2028.
During fiscal 2023, the decrease in the valuation allowance of $(2.3) primarily relates to the use of available net operating loss carryforwards and the release of previously established allowance for certain net operating loss carryforwards due to improved operating performance.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	February 4, 2024	January 29, 2023	January 30, 2022
Balance at beginning of year	$1.9	$3.0	$2.5
Additions for tax positions of prior years	1.1	—	—
Reductions for tax positions of prior years	—	(0.8)	—
Additions for tax positions of current year	6.1	—	0.8
Lapse of statute of limitations	(0.5)	(0.3)	(0.3)
Balance at end of year	$8.6	$1.9	$3.0
The February 4, 2024 balance of unrecognized tax benefits includes $2.4, that if recognized, would affect our effective tax rate. At February 4, 2024, and January 29, 2023, we had accrued interest and penalties of $0.6 and $0.5, respectively. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statements of Comprehensive Income.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of certain tax matters, including payments on those tax matters or due to lapse of the statute of limitations. These resolutions and payments could reduce our unrecognized tax benefits by up to $0.6.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
We file consolidated income tax returns with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2014.
The Company recorded excess tax expense (benefits) of $(0.8), $(3.1), and $(6.9), in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, to the provision for income taxes in the Consolidated Statements of Comprehensive Income.
Note 9: Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows:

	February 4, 2024	January 29, 2023	January 30, 2022
Operating lease cost	$198.3	$168.2	$134.9
Variable lease cost	40.1	38.4	30.1
Short-term lease cost (1)	2.9	2.1	0.6
Total lease cost	$241.3	$208.7	$165.6
(1)We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. We have not recorded ROU assets and liabilities for leases with an initial term of 12 months or less that do not include a purchase option that we are reasonably certain to exercise.
Operating lease cost, variable lease cost and short-term lease cost related primarily to our facilities is included in “Other store operating expenses” for our operating stores, “Pre-opening costs” for our stores not yet operating, or “General and administrative expenses” for our store support center, in the Consolidated Statements of Comprehensive Income.
Supplemental disclosures of cash flow information related to leases were as follows:

	February 4, 2024	January 29, 2023	January 30, 2022
Cash paid for operating lease liabilities	$204.3	$189.3	$157.1
ROU assets obtained in exchange for new operating lease liabilities (1)	$92.8	$376.2	$72.5
Weighted-average remaining lease term—operating leases	12.9 years	13.6 years	14.2 years
Weighted-average discount rate—operating leases	7.5%	7.1%	6.0%
(1)Includes the leases acquired in the business combination discussed at Note 2.
Minimum future maturities of operating lease liabilities as of February 4, 2024 were as follows:

2024	$190.8
2025	208.7
2026	210.4
2027	207.3
2028	204.3
Thereafter	1,576.5
Total future operating lease liability	$2,598.0
Less: interest	(963.4)
Present value of operating lease liabilities	$1,634.6
Operating lease payments in the table above includes minimum lease payments for five future sites for which the leases have commenced. Operating lease payments exclude approximately $216.3 of minimum lease payments related to twelve facility leases that have been executed but have not yet commenced.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Sale-Leaseback Transaction
In October 2023, the Company entered into a sale and master lease agreement (a "sale-leaseback") with an unrelated third-party. Under these agreements, the Company sold four of its store properties, including land, buildings and certain improvements, at a sale price of $85.8 and then leased the assets back through the sale-leaseback transaction.
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
As of February 4, 2024 the long-term outstanding liability of $83.7 was recorded in Other long-term liabilities and the current outstanding liability of $0.3 was recorded in Accrued liabilities on the consolidated balance sheet related to the financing liability.
Note 10: Stockholders’ Equity
Share issuances and repurchases
On March 27, 2023, our Board approved a share repurchase program with an authorization limit of $100.0. On April 19, 2023, our Board approved an increase to the authorization limit of $200.0 for a total of $300.0 authorized under the program. On September 4, 2023 our Board approved an increase to the authorization limit of $100.0 for a total of $400.0 authorized under the program. During fiscal 2023, the Company repurchased 8.49 shares at an average of $35.35 per share. The remaining dollar value of shares that may be repurchased under the program is $100.0 as of February 4, 2024. Future decisions to repurchase shares continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.
On December 6, 2021, our Board approved a share repurchase program, under which the Company could repurchase shares on the private market, through privately negotiated transactions and through trading plans. During fiscal 2022, the Company purchased 0.76 shares of stock for $25.0 under its share repurchase program. The share repurchase authorization limit of $100.0 expired at the end of fiscal 2022.
The Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock were not considered common stock repurchases under the share repurchase plan. During the fiscal years ended 2023, 2022 and 2021, we withheld 0.09, 0.17, and 0.23 shares of common stock to satisfy $3.1, $8.5, and $9.5 of employees’ tax obligations, respectively.
Cash dividends
The Company did not declare or pay any dividends during fiscal years ended 2023, 2022 or 2021.
Share-based compensation
The Company maintains an equity incentive plan under which it may grant awards denominated in the Company’s common stock or units of the Company’s common stock, as well as cash variable compensation awards. The Company’s long-term incentive compensation provides awards to executive and management personnel as well as directors. We issue share-based awards under our 2014 Stock Incentive Plan. We may grant stock options or restricted stock units to executive and management personnel as well as members of our Board. Options granted to employees generally become exercisable ratably over a three-year period from the grant date. Performance-based restricted stock units and market stock units (“MSUs”) awarded to employees generally either vest ratably over three years or fully vest after three years, subject to the achievement of specified performance or market conditions, as applicable. Time-based restricted stock units have various service periods not exceeding five years.
Options granted terminate on the ten-year anniversary of the grants. Stock option awards generally provide continued vesting, in the event of termination, for employees that either a) reach age 60 or greater and have at least ten

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
years of service or b) reach age 65. Unvested stock options and restricted stock units are generally forfeited by employees who terminate prior to vesting and are prorated for retired employees.
Each share granted subject to a stock option award or time-based restricted stock unit award reduces the number of shares available under our stock incentive plans by one share. Each share granted subject to a performance restricted stock unit or market stock unit award reduces the number of shares available under our stock incentive plans by a range of one share if the target performance or market condition is achieved, up to a maximum of two shares for performance or market condition achieved above target and a minimum of no shares if performance or market condition achieved is below a minimum threshold target. The number of unissued common shares reserved for future grants under the 2014 Stock Incentive Plan is approximately 3.37 as of February 4, 2024. The Company satisfies stock option exercises and vesting of restricted stock units with newly issued shares.
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
A summary of the options, as well as the significant assumptions used in determining the underlying fair value of those options, granted in fiscal 2023 were as follows:

	Volatility	Risk-free Interest Rate	Expected Term (in years)	Weighted Average Grant Date Fair Value	Options Granted
April 2023 time-based grant (1)	66.3%	3.5%	6.7	$22.27	0.07
Other 2023 time-based grants (2)	67.2%	3.9%	7.3	$21.97	0.01
Total granted					0.08
(1)Annual grant to certain executives.
(2)Grants to newly hired executive employees.
The following is a summary of stock option award activity during fiscal 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 29, 2023	0.98	$40.64
Granted	0.08	35.09
Exercised	(0.12)	32.81
Forfeited and cancelled	(0.12)	36.74
Outstanding at February 4, 2024	0.82	42.96
Exercisable at February 4, 2024	0.48	$47.92
The total intrinsic value of options exercised during fiscal 2023, fiscal 2022, and fiscal 2021 was $1.7, $5.1, and $10.4, respectively. The unrecognized expense related to our stock option plan totaled approximately $3.9 as of February 4, 2024 and will be expensed over a weighted average of 3.3 years. For options outstanding as of February 4, 2024, the weighted average remaining contractual life was 6.1 years and the aggregate intrinsic value was $10.5. For options exercisable as of February 4, 2024, the weighted average remaining contractual life was 4.3 years and the aggregate intrinsic value was $4.0.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
The following is a summary of restricted stock unit awards activity during fiscal 2023:

	Shares	Weighted Avg Grant Date Fair Value
Outstanding at January 29, 2023	1.89	$31.02
Granted	0.28	35.94
Vested	(0.29)	25.61
Forfeited	(0.37)	30.92
Outstanding at February 4, 2024	1.51	$33.65
The weighted average grant-date fair values of restricted stock units granted during fiscal 2023, 2022 and 2021 were $35.94, $33.09, and $47.42, respectively. The total fair value of restricted stock units vested during fiscal 2023, 2022, and 2021 was $7.4, $20.6, and $29.3, respectively. The unrecognized expense related to our restricted stock units was $26.0 as of February 4, 2024, which will be expensed over a weighted average of 2.9 years.
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
Compensation expense related to stock option plans and time-based restricted stock units, which is included in general and administrative expenses on the consolidated statements of comprehensive income, was as follows for the fiscal years presented:

	2023	2022	2021
Stock options	$2.7	$2.5	$0.5
Restricted stock units	13.3	17.5	12.0
Total compensation expense	$16.0	$20.0	$12.5
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
Note 12: Subsequent Event
On April 2, 2024, our Board approved an increase of $100.0 to our previously existing share repurchase program, under which the Company may repurchase shares on the open market, through privately negotiated transactions and through trading plans. See further discussion of the existing share repurchase program at Note 10. The total authorized under the program is now $500.0. The remaining dollar value of shares that may be repurchased under the program is now $200.0. The share repurchase program may be modified, suspended, or discontinued at any time. Future decisions to

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
repurchase shares continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.