Form 10-Q
period 2024-05-05
Dave & Buster's Entertainment, Inc.
filed 2024-06-12
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 5, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 7, 2024, the registrant had 39,560,180 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED MAY 5, 2024

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	May 5, 2024	February 4, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$32.1	$37.3
Inventories	37.8	37.2
Prepaid expenses	34.1	18.2
Income taxes receivable	13.2	22.9
Accounts receivable	20.6	21.9
Total current assets	137.8	137.5
Property and equipment (net of $1,284.6 and $1,222.6 of accumulated depreciation as of May 5, 2024 and February 4, 2024, respectively)	1,371.3	1,332.7
Operating lease right of use assets, net	1,314.4	1,323.3
Deferred tax assets	6.1	6.0
Tradenames	178.2	178.2
Goodwill	742.5	742.5
Other assets and deferred charges	35.0	34.2
Total assets	$3,785.3	$3,754.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$9.0	$9.0
Accounts payable	109.4	118.6
Accrued liabilities	303.0	306.0
Income taxes payable	2.7	2.0
Total current liabilities	424.1	435.6
Deferred income taxes	90.9	89.8
Operating lease liabilities	1,552.0	1,558.5
Other long-term liabilities	136.6	135.3
Long-term debt, net	1,289.2	1,284.0
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400.00 shares; issued: 63.15 shares at May 5, 2024 and 62.86 at February 4, 2024; outstanding: 40.35 shares at May 5, 2024 and 40.27 at February 4, 2024	0.6	0.6
Preferred stock, 50.00 authorized; none issued	—	—
Paid-in capital	609.1	597.6
Treasury stock, 22.80 and 22.59 shares as of May 5, 2024 and February 4, 2024, respectively	(956.8)	(945.3)
Accumulated other comprehensive loss	(1.0)	(0.9)
Retained earnings	640.6	599.2
Total stockholders’ equity	292.5	251.2
Total liabilities and stockholders’ equity	$3,785.3	$3,754.4
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share amounts; unaudited)

	Thirteen Weeks Ended
	May 5, 2024	April 30, 2023
Entertainment revenues	$385.7	$393.1
Food and beverage revenues	202.4	204.2
Total revenues	588.1	597.3
Cost of entertainment	33.2	35.2
Cost of food and beverage	54.1	59.1
Total cost of products	87.3	94.3
Operating payroll and benefits	141.6	130.6
Other store operating expenses	176.1	166.0
General and administrative expenses	31.5	31.4
Depreciation and amortization expenses	62.8	48.9
Pre-opening costs	3.3	4.7
Total operating costs	502.6	475.9
Operating income	85.5	121.4
Interest expense, net	33.1	30.7
Income before provision for income taxes	52.4	90.7
Provision for income taxes	11.0	20.6
Net income	41.4	70.1
Unrealized foreign currency translation loss	(0.1)	—
Total other comprehensive loss	(0.1)	—
Total comprehensive income	$41.3	$70.1
Net income per share:
Basic	$1.03	$1.46
Diluted	$0.99	$1.45
Weighted average shares used in per share calculations:
Basic	40.32	47.93
Diluted	41.64	48.47
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Thirteen Weeks Ended May 5, 2024
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance February 4, 2024	62.86	$0.6	$597.6	22.59	$(945.3)	$(0.9)	$599.2	$251.2
Net income	—	—	—	—	—	—	41.4	41.4
Unrealized foreign currency translation loss	—	—	—	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	4.0	—	—	—	—	4.0
Issuance of common stock	0.29	—	7.5	—	—	—	—	7.5
Repurchase of common stock	—	—	—	0.21	(11.5)	—	—	(11.5)
Balance May 5, 2024	63.15	$0.6	$609.1	22.80	$(956.8)	$(1.0)	$640.6	$292.5

	Thirteen Weeks Ended April 30, 2023
	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance January 29, 2023	62.42	$0.6	$577.5	14.01	$(639.0)	$(0.9)	$472.3	$410.5
Net income	—	—	—	—	—	—	70.1	70.1
Share-based compensation	—	—	6.7	—	—	—	—	6.7
Issuance of common stock	0.09	—	0.1	—	—	—	—	0.1
Repurchase of common stock	—	—	—	3.62	(127.5)	—	—	(127.5)
Balance April 30, 2023	62.51	$0.6	$584.3	17.63	$(766.5)	$(0.9)	$542.4	$359.9
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Thirteen Weeks Ended May 5, 2024	Thirteen Weeks Ended April 30, 2023
Cash flows from operating activities:
Net income	$41.4	$70.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	62.8	48.9
Non-cash interest expense	2.8	3.0
Deferred taxes	1.0	12.1
Share-based compensation	4.0	6.7
Other, net	3.0	0.5
Changes in assets and liabilities:
Inventories	(0.6)	(2.5)
Prepaid expenses	(15.9)	(7.7)
Income tax receivable	9.7	4.0
Accounts receivable	1.3	1.4
Other assets and deferred charges	(1.4)	1.5
Accounts payable	1.8	(24.5)
Accrued liabilities	(3.1)	(23.5)
Income taxes payable	0.7	1.8
Other long-term liabilities	1.3	0.6
Net cash provided by operating activities:	108.8	92.4
Cash flows from investing activities:
Capital expenditures	(113.0)	(51.2)
Proceeds from sales of property and equipment	0.2	0.4
Net cash used in investing activities:	(112.8)	(50.8)
Cash flows from financing activities:
Proceeds from term loan and revolver	81.0	—
Term loan and revolver payments	(78.2)	(4.3)
Proceeds from the exercise of stock options	7.5	0.1
Repurchases of common stock under share repurchase program	(9.8)	(126.9)
Repurchases of common stock to satisfy employee withholding tax obligations	(1.7)	(0.6)
Net cash used in financing activities:	(1.2)	(131.7)
Decrease in cash and cash equivalents	(5.2)	(90.1)
Beginning cash and cash equivalents	37.3	181.6
Ending cash and cash equivalents	$32.1	$91.5
Supplemental disclosures of cash flow information:
Increase/(decrease) in accounts payable for the acquisition of property and equipment	$(11.0)	$3.8
Cash paid for income taxes, net	$0.1	$1.3
Cash paid for interest, net	$35.7	$27.2
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
During the thirteen weeks ended May 5, 2024, the Company opened four stores, and as of May 5, 2024, the Company owned and operated 224 stores in 43 states, Puerto Rico and one Canadian province.
The Company operates its business as two operating segments based on its major brands, Dave & Buster's and Main Event. The Company has one reportable segment as both brands provide similar products and services to a similar customer base, are managed together by a single management team and share similar economic characteristics.
Fiscal Calendar — The Company has historically operated on a 52 or 53-week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period reported has 13 weeks, except for 53-week fiscal years when the fourth quarter has 14 weeks. Fiscal 2023, which ended on February 4, 2024, followed this calendar and had 53 weeks. The first quarter of fiscal 2024 also followed this calendar and had 13 weeks.
On May 6, 2024, the first day of the 2nd quarter of fiscal 2024, the Company changed its fiscal year to end on the Tuesday after the Monday closest to January 31st. As a result of this change, the second quarter and fiscal year 2024 have two additional days added to its normal 13-week quarter and 52-week year. The 2nd, 3rd and 4th quarters of fiscal 2024 will end on August 6, 2024; November 5, 2024; and February 4, 2025, respectively.
Basis of Presentation — The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended February 4, 2024, included in our Annual Report on Form 10-K.
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the thirteen weeks ended May 5, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending February 4, 2025.
Cash and cash equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks create book overdrafts. There were no book overdrafts as of May 5, 2024 or as of February 4, 2024.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)

	May 5, 2024	February 4, 2024
Revolving credit facility	$5.0	—
Term loan	896.6	898.3
Senior secured notes	443.6	445.0
	$1,345.2	$1,343.3
Revenues — Our entertainment revenues primarily consist of attractions including redemption and simulation games, bowling, laser tag, billiards and gravity ropes. Our food and beverage revenues consist of full meals, appetizers and both alcoholic and non-alcoholic beverages. The Company's revenue for these categories was as follows:

	Thirteen Weeks Ended
	May 5, 2024	April 30, 2023
Entertainment	$380.8	$386.1
Other (1)	4.9	7.0
Entertainment revenues	$385.7	$393.1

Food and non-alcoholic beverages	$135.6	$136.1
Alcoholic beverages	66.8	68.1
Food and beverage revenues	$202.4	$204.2
(1) Primarily consists of revenue earned from party rentals and gift card breakage (see Revenue recognition below).
Revenue recognition — Customers purchase cards with game play credits or “chips” to be used on a variety of redemption and simulation games. Entertainment revenues related to game play primarily consist of game play credits, which are used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations related to unredeemed game play credits and tickets. The deferral is based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. During the thirteen weeks ended May 5, 2024, we recognized revenue of $28.3 related to the amount in deferred entertainment revenues as of the end of fiscal 2023. These revenues are included in entertainment revenues on the consolidated statements of comprehensive income.
We recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the thirteen weeks ended May 5, 2024, we recognized revenue of $5.6 related to the amount in deferred gift card revenue as of the end of fiscal 2023. These revenues are included in Entertainment revenues on the consolidated statements of comprehensive income.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows:

	Thirteen Weeks Ended
	May 5, 2024	April 30, 2023
Basic weighted average shares outstanding	40.32	47.93
Weighted average dilutive impact of awards	1.32	0.54
Diluted weighted average shares outstanding	41.64	48.47
Weighted average awards excluded as anti-dilutive	0.10	0.52
Recent accounting pronouncements — We reviewed the accounting pronouncements that became effective for fiscal year 2024 and determined that either they were not applicable, or they did not have a material impact on the consolidated financial statements. See discussion at Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended February 4, 2024 for previously issued accounting pronouncements that may have an impact to the Company in the future.
Accounting reclassifications — We reclassified $0.9 to cost of entertainment and $3.1 to cost of food and beverage, respectively, from other store operating expenses for the thirteen weeks ended April 30, 2023 to be consistent with the presentation for the thirteen weeks ended May 5, 2024. During the thirteen weeks ended May 5, 2024, we determined that reclassifying the expenses, which are primarily related to inventory items provided to customers during promotions and events, results in a clearer presentation of the cost of goods sold.
Note 2: Accrued Liabilities
Accrued liabilities consist of the following as of the dates presented:

	May 5, 2024	February 4, 2024
Deferred entertainment revenue	$123.4	$121.2
Current portion of operating lease liabilities, net (1)	60.0	63.1
Compensation and benefits	36.8	29.0
Deferred gift card revenue	20.4	20.3
Customer deposits	14.9	9.7
Property taxes	11.6	9.7
Sales and use and other taxes	9.7	12.5
Utilities	8.0	7.5
Current portion of self-insurance reserves	5.7	5.7
Current portion of deferred occupancy costs	2.9	2.9
Accrued interest	2.5	9.6
Other	7.1	14.8
Total accrued liabilities	$303.0	$306.0
(1)The balance of leasehold incentive receivables of $16.6 and $13.0 as of May 5, 2024 and February 4, 2024, respectively, is reflected as a reduction of the current portion of operating lease liabilities.

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
Operating lease cost, variable lease cost and short-term lease cost related primarily to our facilities is included in “Other store operating expenses” for our operating stores, “Pre-opening costs” for our stores not yet operating, or “General and administrative expenses” for our store support center and warehouse, in the consolidated statement of comprehensive income.
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows:

	Thirteen Weeks Ended
	May 5, 2024	April 30, 2023
Operating lease cost	$50.3	$48.0
Variable lease cost	10.9	10.7
Short-term lease cost	0.3	0.7
Total	$61.5	$59.4
Operating lease payments in the table above includes minimum lease payments for future sites for which the leases have commenced. As of May 5, 2024, the Company had signed lease agreements with total lease payments of $198.3 related to nine facility leases which had not yet commenced. Fixed minimum lease payments related to these facilities are not included in the right-of-use assets and lease liabilities on the consolidated balance sheets as of May 5, 2024.
Sale-leaseback transaction
In October 2023, the Company entered into a sale and master lease agreement (a "sale-leaseback") with an unrelated third party. Under this agreement, the Company sold four of its store properties, including land, buildings and certain improvements, at a sale price of $85.8 and then leased the assets back through the sale-leaseback transaction.
The transaction was accounted for as a failed sale-leaseback based on U.S. GAAP. As a result, the store property assets remain on the consolidated balance sheet at their historical net book value and are depreciated over the remaining term of the master lease. A financing obligation liability was recognized in the amount of the net proceeds received in the amount of $84.2. The Company will not recognize rent expense related to the leased assets. Instead, monthly rent payments under the master lease agreement (initially, $6.4 per year) will be recorded as interest expense and a reduction of the outstanding liability.
As of May 5, 2024 the current outstanding liability of $0.2 is included in accrued liabilities and the long term outstanding liability of $83.6 is included in other liabilities on the consolidated balance sheet related to the financing liability.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 4: Debt
Long-term debt consists of the following:

	May 5, 2024	February 4, 2024
Credit facility—revolver	$5.0	$—
Credit facility—term loan	895.5	897.8
Senior secured notes	440.0	440.0
Total debt outstanding	1,340.5	1,337.8
Less current installments of long-term debt	(9.0)	(9.0)
Less issue discounts and debt issuance costs	(42.3)	(44.8)
Long-term debt, net	$1,289.2	$1,284.0
June 29, 2022 Credit Facility
The Company has a senior secured credit agreement including a revolving credit facility with a maturity date of June 29, 2027, and a term loan facility with a maturity date of June 29, 2029 (“Credit Facility”).
The revolving credit facility can expire before the stated maturity date if the aggregate outstanding principal amount of the 7.625% senior notes (described below) exceeds $100.0 ninety-one days prior to November 1, 2025. A portion of the revolving facility not to exceed $35.0 is available for the issuance of letters of credit. As of May 5, 2024, we had letters of credit outstanding of $11.0 and an unused commitment balance of $484.0 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Facility, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.
The term loan facility bears interest at Term SOFR or ABR (each, as defined in the amended Credit Facility) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. The Revolving Loans bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.00% per annum or ABR plus a spread ranging from 1.50% to 2.00% per annum. Unused commitments under the revolving facility incur initial commitment fees of 0.30% to 0.50%. The interest rate margin applicable to term loans and Revolving Loans outstanding under the Credit Facility would be subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step back up if such rating is subsequently not maintained)
7.625% Senior Secured Notes
During fiscal 2020, the Company issued $550.0 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries. During fiscal 2021, the Company redeemed a total of $110.0 outstanding principal amount of the Notes. The Company may elect to further redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date.
Restrictive covenants and debt compliance
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined, as of the end of each fiscal quarter. We were in compliance with our covenants and the terms of our debt agreements as of May 5, 2024.
Interest expense
The Company’s weighted average effective interest rate on our total debt facilities was 9.7% and 9.5% for the thirteen weeks ended May 5, 2024 and April 30, 2023, respectively.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
The following table sets forth our recorded interest expense, net for the periods presented:

	Thirteen Weeks Ended
	May 5, 2024	April 30, 2023
Interest expense on debt	$29.6	$30.1
Interest associated with swap agreements	—	(0.2)
Amortization of issue discount and issuance cost	2.8	3.0
Interest expense on sale-leaseback (1)	1.4	—
Interest income	(0.1)	(1.7)
Capitalized interest	(0.6)	(0.5)
Total interest expense, net	$33.1	$30.7
(1)    See discussion of sale-leaseback transaction at Note 3 to the consolidated financial statements.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 6: Stockholders' Equity and Share-Based Compensation
Share issuances and repurchases
The Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance-based restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These were immaterial for all periods presented.
Our Board of Directors has approved a share repurchase program with a total authorization limit of $500.0. During the thirteen weeks ended May 5, 2024, the Company repurchased 0.18 million shares at an average of $52.97 per share. The remaining dollar value of shares that may be repurchased under the program was $190.2 as of May 5, 2024. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
Share-based compensation
Our compensation expense related to share-based compensation was as follows:

	Thirteen Weeks Ended
	May 5, 2024	April 30, 2023
General and administrative expenses	$4.0	$6.7
Our share-based compensation award activity during the thirteen weeks ended May 5, 2024 was as follows:

	Options	Restricted Stock Units	Total
Outstanding at February 4, 2024	0.82	1.51	2.33
Granted	0.06	0.16	0.22
Exercised	(0.16)	n/a	(0.16)
RSUs vested	n/a	(0.12)	(0.12)
Forfeited	—	(0.04)	(0.04)
Outstanding at May 5, 2024	0.72	1.51	2.23
Remaining unrecognized compensation expense	$4.2	$29.3	$33.5
The fair value of our time-based and performance-based restricted stock units is based on our closing stock price on the date of grant. The grant date fair value of stock options was determined using the Black-Scholes option valuation model. The grant date fair value of performance-based awards with market conditions was determined using the Monte Carlo valuation model. The unrecognized expense will be substantially recognized by the end of fiscal 2026.
During the thirteen weeks ended May 5, 2024, the Company granted certain options and time-based and performance-based restricted stock units to employees and directors of the Company. These grants vest over a range of one year to five years. Certain of the market-based restricted stock units can vest earlier if the targets are achieved prior to that time. As a result, the requisite service period for such grants was determined to be less than the explicit service period.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 7: Income Taxes
The effective tax rate for the thirteen weeks ended May 5, 2024, was 21.0%, compared to 22.7% for the thirteen weeks ended April 30, 2023. The current year tax provision includes higher excess tax benefits associated with share-based compensation and lower permanent differences as compared to the prior year.
Note 8: Subsequent Event
Between May 6 and the filing of this quarterly report on Form 10-Q, the Company repurchased 0.79 shares for a total of $40.3, excluding the impact of excise taxes that will be due under the Inflation Reduction Act of 2022. In fiscal 2024, through the filing of this quarterly report on Form 10-Q, the Company has repurchased 0.97 shares for a total of $50.0 representing 2.4% of the shares issued and outstanding as of February 4, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2024. Amounts included in the following discussion, except for operating weeks and per share amounts, are rounded in millions.
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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not a guarantee of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report as a result of various factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 2, 2024. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, such results or developments may not be indicative of results or developments in subsequent periods.
Quarterly Financial Highlights
•First quarter revenue of $588.1 million decreased 1.5% from the first quarter of 2023.
•Net income totaled $41.4 million, or $0.99 per diluted share, compared with net income of $70.1 million, or $1.45 per diluted share in the first quarter of 2023.
•Adjusted EBITDA of $159.1 million decreased 12.6% from the first quarter of 2023.

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
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance, including:
Comparable store sales. Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the current fiscal year and excluding stores permanently closed or planned for closure during the current fiscal year. For fiscal 2024, our comparable store base consists of 195 stores, of which 146 are Dave & Buster's branded stores and 49 are Main Event branded stores.
New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. For the thirteen weeks ended May 5, 2024, we opened four new stores (three Dave & Buster's branded stores and one Main Event branded store).
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define “Adjusted EBITDA” as net income, plus interest expense, net, loss on debt refinancing, provision for (benefit from) income taxes, depreciation and amortization expense, (gain) loss on property and equipment transactions, impairment of long-lived assets, share-based compensation, currency transaction (gains) losses and other costs. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenues.
Adjusted EBITDA is presented because we believe that it provides useful information to investors and analysts regarding our operating performance. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
Credit Adjusted EBITDA
We define “Credit Adjusted EBITDA” as Adjusted EBITDA plus certain other items as defined in our Credit Facility (see Liquidity and Capital Resources below for additional discussion and reconciliation). Other adjustments include (i) entertainment revenue deferrals, (ii) the cost of new projects, including store pre-opening costs, and (iii) other costs and adjustments as permitted by the debt agreements. We believe the presentation of Credit Adjusted EBITDA is appropriate as it provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Credit Facility.
Store Operating Income Before Depreciation and Amortization and Store Operating Income Before Depreciation and Amortization Margin
We define “Store Operating Income Before Depreciation and Amortization” as operating income, plus depreciation and amortization expense, general and administrative expenses and pre-opening costs. “Store Operating Income Before Depreciation and Amortization Margin” is defined as Store Operating Income Before Depreciation and Amortization divided by total revenues. Store Operating Income Before Depreciation and Amortization Margin allows us to evaluate operating performance of each store across stores of varying size and volume.
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
Presentation of Operating Results
We have historically operated on a 52 or 53-week fiscal year that ends on the Sunday after the Saturday closest to January 31. Each quarterly period reported has 13 weeks, except for 53-week fiscal years when the fourth quarter has 14 weeks. Fiscal 2023, which ended on February 4, 2024, followed this calendar and had 53 weeks. The first quarter of fiscal 2024 also followed this calendar and had 13 weeks.
On May 6, 2024, the first day of the 2nd quarter of fiscal 2024, the Company changed its fiscal year to end on the Tuesday after the Monday closest to January 31st. As a result of this change, the second quarter and fiscal year 2024 have two additional days added to its normal 13-week quarter and 52-week year. The 2nd, 3rd and 4th quarters of fiscal 2024 will end on August 6, 2024; November 5, 2024; and February 4, 2025, respectively.
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

Thirteen Weeks Ended May 5, 2024 Compared to the Thirteen Weeks Ended April 30, 2023
Results of operations
The following table sets forth selected data, in millions of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statement of comprehensive income.

	Thirteen Weeks Ended
	May 5, 2024 (1)		April 30, 2023 (1)
Entertainment revenues	$385.7	65.6%	$393.1	65.8%
Food and beverage revenues	202.4	34.4%	204.2	34.2%
Total revenues	588.1	100.0%	597.3	100.0%
Cost of entertainment (2)	33.2	8.6%	35.2	9.0%
Cost of food and beverage (2)	54.1	26.7%	59.1	28.9%
Total cost of products	87.3	14.8%	94.3	15.8%
Operating payroll and benefits	141.6	24.1%	130.6	21.9%
Other store operating expenses (2)	176.1	29.9%	166.0	27.8%
General and administrative expenses	31.5	5.4%	31.4	5.3%
Depreciation and amortization expenses	62.8	10.7%	48.9	8.2%
Pre-opening costs	3.3	0.6%	4.7	0.8%
Total operating costs	502.6	85.5%	475.9	79.7%
Operating income	85.5	14.5%	121.4	20.3%
Interest expense, net	33.1	5.6%	30.7	5.1%
Income before provision for income taxes	52.4	8.9%	90.7	15.2%
Provision for income taxes	11.0	1.9%	20.6	3.4%
Net income	$41.4	7.0%	$70.1	11.7%
Company-owned stores at end of period		224		208
(1)All percentages are expressed as a percentage of total revenues for the respective period presented, except cost of entertainment, which is expressed as a percentage of entertainment revenues, and cost of food and beverage, which is expressed as a percentage of food and beverage revenues.
(2)We reclassified $0.9 to cost of entertainment and $3.1 to cost of food and beverage, respectively, from other store operating expenses for the thirteen weeks ended April 30, 2023 to be consistent with the presentation for the thirteen weeks ended May 5, 2024. During the thirteen weeks ended May 5, 2024, we determined that reclassifying the expenses, which are primarily related to inventory items provided to customers during promotions and events, results in a clearer presentation of the cost of goods sold.

Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles (in millions of dollars and as a percent of total revenues) Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended
	May 5, 2024 (5)		April 30, 2023 (5)
Net income	$41.4	7.0%	$70.1	11.7%
Interest expense, net	33.1		30.7
Provision for income taxes	11.0		20.6
Depreciation and amortization expense	62.8		48.9
EBITDA	148.3	25.2%	170.3	28.5%
Share-based compensation (1)	4.0		6.7
Transaction and integration costs (2)	0.6		2.6
System implementation costs (3)	3.9		1.6
Other costs, net (4)	2.3		0.9
Adjusted EBITDA	$159.1	27.1%	$182.1	30.5%
(1)Non-cash share-based compensation expense, net of forfeitures, recorded in general and administrative expenses on the consolidated statement of comprehensive income.
(2)Transaction and integration costs related to the acquisition and integration of Main Event recorded in general and administrative expenses on the consolidated statement of comprehensive income.
(3)System implementation costs represent expenses incurred related to the development of new enterprise resource planning, human capital management and inventory software for our stores and store support teams. These charges are primarily recorded in general and administrative expenses on the consolidated statement of comprehensive income.
(4)The amount for the thirteen weeks ended May 5, 2024 primarily consisted of $1.8 million of one-time, third-party consulting fees, $0.8 million of severance costs and a $0.3 million gain on property and equipment transactions. The amount for the thirteen weeks ended April 30, 2023 primarily consisted of a $0.7 million loss on property and equipment transactions. The third-party consulting fees are not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy, which are included in general and administrative expenses on the consolidated statement of comprehensive income. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business.
(5)All percentages are expressed as a percentage of total revenues for the respective period presented.
Store Operating Income Before Depreciation and Amortization
The following table reconciles (in millions of dollars and as a percent of total revenues) Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended
	May 5, 2024 (1)		April 30, 2023 (1)
Operating income	$85.5	14.5%	$121.4	20.3%
General and administrative expenses	31.5		31.4
Depreciation and amortization expense	62.8		48.9
Pre-opening costs	3.3		4.7
Store Operating Income Before Depreciation and Amortization	$183.1	31.1%	$206.4	34.6%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives (“Payments from landlords”).

	Thirteen Weeks Ended
	May 5, 2024	April 30, 2023
New store and operating initiatives	$79.7	$39.0
Games	9.0	0.2
Maintenance	13.3	15.4
Total capital additions	$102.0	$55.0
Payments from landlords	$4.6	$2.3
Results of Operations
Revenues
Selected revenue and store data (in millions except for store operating weeks) for the periods indicated are as follows:

	Thirteen Weeks Ended
	May 5, 2024	April 30, 2023	Change
Comparable store revenues, on a fiscal calendar basis	$524.0	$562.3	$(38.3)
Noncomparable store revenues (1)	67.4	38.5	28.9
Other revenues and deferrals	(3.3)	(3.5)	0.2
Total revenues	$588.1	$597.3	$(9.2)

Comparable store operating weeks	2,535	2,535	—
Noncomparable store operating weeks (1)	356	155	201
Total store operating weeks	2,891	2,690	201
(1)Our noncomparable store count included two stores planned for closure during the 2nd quarter of 2024.

The $38.3 million, or 6.8%, revenue decrease presented in the table above is on a fiscal period basis. Due to the 53rd week in fiscal 2023, the thirteen weeks ended May 5, 2024 ended one week later than the thirteen weeks ended April 30, 2023. Comparable store revenues based on the same calendar period adjusts for this shift in weeks and compares the thirteen weeks from February 5, 2024 through May 5, 2024 to the thirteen weeks from February 6, 2023 through May 7, 2023. Comparable store revenues based on the same calendar period decreased 5.6%.
Revenue mix by category, as a percentage of total revenues, for the periods indicated was as follows:

	Thirteen Weeks Ended
	May 5, 2024	April 30, 2023
Entertainment revenues	65.6%	65.8%
Food revenues	23.1%	22.8%
Beverage revenues	11.3%	11.4%
Total revenues for the thirteen weeks ended May 5, 2024 decreased $9.2 million, or 1.5%, to $588.1 million compared to $597.3 million for the thirteen weeks ended April 30, 2023. Entertainment revenues for the thirteen weeks ended May 5, 2024 decreased by $7.4 million, or 1.9%, to 385.7 from $393.1 million in the thirteen weeks ended April 30, 2023. Food sales decreased by $0.5 million, or 0.4%, to $135.6 million in the thirteen weeks ended May 5, 2024 from

$136.1 million in the thirteen weeks ended April 30, 2023. Beverage sales decreased by $1.3 million, or 1.9%, to $66.8 million in the thirteen weeks ended May 5, 2024 from $68.1 million in the thirteen weeks ended April 30, 2023.
The decrease in revenue is primarily attributable to a $38.3 million decrease in comparable store sales, partially offset by $28.9 million of incremental sales from noncomparable stores. The decrease in comparable store revenues is due primarily to a reduction in walk-in transaction counts relative to a more robust consumer environment in the prior year period, partially offset by increases in food and beverage prices and increases in special event revenues.
Cost of products
The total cost of products was $87.3 million for the thirteen weeks ended May 5, 2024 and $94.3 million for the thirteen weeks ended April 30, 2023. The total cost of products as a percentage of total revenues decreased to 14.8% for the thirteen weeks ended May 5, 2024 compared to 15.8% for the thirteen weeks ended April 30, 2023.
Cost of entertainment decreased to $33.2 million in the thirteen weeks ended May 5, 2024 compared to $35.2 million in the thirteen weeks ended April 30, 2023. The cost of entertainment, as a percentage of entertainment revenues, decreased to 8.6% for the thirteen weeks ended May 5, 2024 from 9.0% in the thirteen weeks ended April 30, 2023. The decrease was primarily attributable to price increases.
Cost of food and beverage products decreased to $54.1 million for the thirteen weeks ended May 5, 2024 compared to $59.1 million for the thirteen weeks ended April 30, 2023. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 26.7% for the thirteen weeks ended May 5, 2024 from 28.9% for the thirteen weeks ended April 30, 2023. The decrease was primarily attributable to food and beverage menu price increases, continued supply chain and ingredient optimization, and the mix of products sold with our new menu, partially offset by promotional pricing to drive traffic and loyalty engagement.
Operating payroll and benefits
Total operating payroll and benefits increased to $141.6 million in the thirteen weeks ended May 5, 2024 compared to $130.6 million in the thirteen weeks ended April 30, 2023. The total cost of operating payroll and benefits as a percentage of total revenues was 24.1% in the thirteen weeks ended May 5, 2024 compared to 21.9% in the thirteen weeks ended April 30, 2023. This increase is primarily due to temporary staffing hours related to menu updates, hourly wage rate and manager salary increases.
Other store operating expenses
Other store operating expenses increased to $176.1 million in the thirteen weeks ended May 5, 2024 compared to $166.0 million in the thirteen weeks ended April 30, 2023. The increase is primarily due to higher occupancy costs related to new store openings and marketing costs. Other store operating expense as a percentage of total revenues increased to 29.9% in the thirteen weeks ended May 5, 2024 compared to 27.8% in the thirteen weeks ended April 30, 2023. This increase in expense as a percentage of total revenues was primarily due to the marketing costs noted above.
General and administrative expenses
General and administrative expenses increased to $31.5 million in the thirteen weeks ended May 5, 2024 compared to $31.4 million in the thirteen weeks ended April 30, 2023. The increase in general and administrative expenses was driven primarily by system implementation and consulting costs, partially offset by lower incentive compensation in the current year. General and administrative expenses as a percentage of total revenues increased to 5.4% in the thirteen weeks ended May 5, 2024 compared to 5.3% in the thirteen weeks ended April 30, 2023 due primarily to the reasons noted above.
Depreciation and amortization expense
Depreciation and amortization expense increased to $62.8 million in the thirteen weeks ended May 5, 2024 compared to $48.9 million in the thirteen weeks ended April 30, 2023, primarily due to new store openings and remodels and the acceleration of depreciation for two planed store closures during the 2nd quarter of 2024.
Pre-opening costs
Pre-opening costs decreased to $3.3 million in the thirteen weeks ended May 5, 2024 compared to $4.7 million in the thirteen weeks ended April 30, 2023 primarily related to the pipeline of new store openings during the thirteen weeks ended May 5, 2024 compared to the thirteen weeks ended April 30, 2023.

Interest expense, net
Interest expense, net increased to $33.1 million in the thirteen weeks ended May 5, 2024 compared to $30.7 million in the thirteen weeks ended April 30, 2023 due primarily to a decrease in interest income and additional interest expense associated with a failed sale-leaseback transaction, partially offset by a decrease in interest rates on our Credit Facility. See further discussion of the Company's debt activity and failed sale-leaseback transaction at Note 4 and Note 3, respectively, to the consolidated financial statements.
Provision for income taxes
The effective tax rate for the thirteen weeks ended May 5, 2024 was 21.0%, compared to 22.7% for the thirteen weeks ended April 30, 2023. The current year tax provision includes higher excess tax benefits associated with share-based compensation and lower permanent differences compared to the prior year.

Liquidity and Capital Resources
June 29, 2022 Credit Facility
The Company has a senior secured credit agreement including a revolving credit facility with a maturity date of June 29, 2027, and a term loan facility with a maturity date of June 29, 2029 (“Credit Facility”).
The revolving credit facility can expire before the stated maturity date if the aggregate outstanding principal amount of the 7.625% senior notes (described below) exceeds $100.0 ninety-one days prior to November 1, 2025. A portion of the revolving facility not to exceed $35.0 is available for the issuance of letters of credit. As of May 5, 2024, we had letters of credit outstanding of $11.0 and an unused commitment balance of $484.0 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.
The term loan facility bears interest at Term SOFR or ABR (each, as defined in the amended Credit Facility) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. The Revolving Loans bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.00% per annum or ABR plus a spread ranging from 1.50% to 2.00% per annum. Unused commitments under the revolving facility incur initial commitment fees of 0.30% to 0.50%. The interest rate margin applicable to term loans and Revolving Loans outstanding under the Credit Facility would be subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step back up if such rating is subsequently not maintained)
7.625% Senior Secured Notes
During fiscal 2020, the Company issued $550.0 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries. During fiscal 2021, the Company redeemed a total of $110.0 outstanding principal amount of the Notes. The Company may elect to further redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date.
Sale-Leaseback
In October 2023, the Company entered into a sale and master lease agreement (a "sale-leaseback") with an unrelated third party. Under this agreement, the Company sold four of its store properties, including land, buildings and certain improvements, and then leased the assets back through the sale-leaseback transaction. As of May 5, 2024 the current outstanding liability of $0.2 million was recorded in accrued liabilities and the long term outstanding liability of $83.6 million was recorded in other liabilities on the consolidated balance sheet related to the financing liability. See further discussion at Note 3 to the consolidated financial statements.
Interest expense
The following table sets forth our recorded interest expense, net for the periods presented:

	Thirteen Weeks Ended
	May 5, 2024	April 30, 2023
Interest expense on debt	$29.6	$30.1
Interest associated with swap agreements	—	(0.2)
Amortization of issue discount and issuance cost	2.8	3.0
Interest expense on sale-leaseback (1)	1.4	—
Interest income	(0.1)	(1.7)
Capitalized interest	(0.6)	(0.5)
Total interest expense, net	$33.1	$30.7
(1)    See discussion of sale-leaseback transaction at Note 3 to the consolidated financial statements.

Credit Adjusted EBITDA and Net Total Leverage Ratio.
Credit Adjusted EBITDA, a non-GAAP measure, represents Adjusted EBITDA plus certain other items as defined in our Credit Facility. See further discussion at Non-GAAP Financial Measures above. The following table reconciles Net income to Credit Adjusted EBITDA, as defined in our Credit Facility for the periods indicated:

Trailing Four Quarters Ended May 5, 2024
Net income	$98.2
Add back:
Interest expense, net	129.8
Loss on debt refinancing	16.1
Provision for income taxes	26.6
Depreciation and amortization expense	222.4
EBITDA	493.1
Add back:
Share-based compensation (1)	13.3
Transaction and integration costs (2)	9.1
System implementation costs (3)	11.7
Pre-opening costs (4)	17.0
Entertainment revenue deferrals (5)	(1.2)
Other items, net (6)	5.4
Credit Adjusted EBITDA, a non-GAAP measure	$548.4
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
(5)Represents non-cash adjustments to our deferred entertainment revenue liabilities. These costs, which are included in entertainment revenues on the consolidated comprehensive income statement, are considered an "other non-cash charge" as defined in our Credit Facility.
(6)Amount primarily consisted of $5.6 million of one-time, third-party consulting fees, $0.8 million of severance costs, a $2.9 million gain on property and equipment transactions and a $1.7 million impairment charge. The third-party consulting fees are not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy, which are included in general and administrative expenses on the consolidated statement of comprehensive income. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business.

The Company's maximum permitted Net Total Leverage Ratio, as defined in our Credit Facility, is 3.5x. The following table calculates Net Total Leverage Ratio as of and for the period indicated:

		As Of And For The Trailing Four Quarters Ended May 5, 2024
Credit Adjusted EBITDA (a)		$548.4
Total debt (1)		$1,298.2
Less: Cash and cash equivalents		$(32.1)
Add: Outstanding letters of credit		$11.0
Net debt (b)		$1,277.1
Net Total Leverage Ratio (b / a)	2.3	x
(1)Amount represents the face amount of debt outstanding, net of unamortized debt issuance costs and debt discount.
Dividends and Share Repurchases
Our Board of Directors has approved a share repurchase program with a total authorization limit of $500.0 million. During the thirteen weeks ended May 5, 2024, the Company repurchased 0.18 million shares at an average of $52.97 per share. Between May 6 and the filing of this quarterly report on Form 10-Q, the Company repurchased 0.79 million additional shares for a total of $40.3 million. In fiscal 2024, through the filing of this quarterly report on Form 10-Q, the Company has repurchased 0.97 million shares for a total of $50.0 million representing 2.4% of the shares issued and outstanding as of February 4, 2024. The remaining dollar value of shares that may be repurchased under the program is $150.0 million as of the filing of this quarterly report on Form 10-Q.
There were no dividends declared or paid during the thirteen weeks ended May 5, 2024. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, compliance with debt agreements and other factors that the Board of Directors considers relevant.
Cash and Cash Equivalents
As of May 5, 2024, the Company had cash and cash equivalents of $32.1 million. The Company can operate with a working capital deficit because cash from sales is usually received before related liabilities for product supplies, labor and services become due. Our operations do not require significant inventory or receivables and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as non-current assets and not a part of working capital. Based on our current business plan, we believe our cash and cash equivalents combined with expected cash flows from operations and available borrowings under our revolving credit facility should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our capital allocation strategy, including capital expenditures, through at least the next twelve months.
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
Cash flow from operating activities increased to $108.8 million for the thirteen weeks ended May 5, 2024 compared to $92.4 million for the thirteen weeks ended April 30, 2023. The increase was primarily driven by the timing of changes in working capital, partially offset by a decrease in net income.
Investing Activities — Cash flow used in investing increased to $112.8 million for the thirteen weeks ended May 5, 2024 from $50.8 million for the thirteen weeks ended April 30, 2023 primarily due to an increase in capital expenditures related to new store openings and store remodels.

Financing Activities — Cash flow used in financing was $1.2 million in the thirteen weeks ended May 5, 2024 primarily consisting of share repurchases, partially offset by net debt proceeds and proceeds from stock option exercises. Cash flow used in financing activities of $131.7 million in the thirteen weeks ended April 30, 2023 primarily consisted of share repurchases and net debt repayments.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations as reported on Form 10-K for the year ended February 4, 2024.
Accounting policies and estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis, and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates is included in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the fiscal year ended February 4, 2024.
Recent accounting pronouncements
Refer to Note 1 to the Consolidated Financial Statements for information regarding new accounting pronouncements.
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
Interest Rate Risk
The Credit Facility, discussed further at Note 4 to the consolidated financial statements, is based on variable interest rates. As of May 5, 2024, the Company had $5.0 million outstanding on its revolving facility and an outstanding balance of $895.5 million on its term loan facility. The impact on our annual results of operations of a hypothetical one percentage point interest rate change on the outstanding balance of the credit facility as of May 5, 2024 would be $9.0 million.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first quarter ended May 5, 2024.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 5 to our Consolidated Financial Statements set forth in Part I of this report.
Item 1A. Risk Factors
See discussion in “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended February 4, 2024.
Item 2.    Unregistered Sales of Equity Securities
Information regarding repurchase of our common stock, in millions, except per share amounts, during the thirteen weeks ended May 5, 2024:

Period (1)	Total Number of Shares Repurchased (2) (in millions)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2) (3) (in millions)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans (4) (in millions)
February 5, 2024 to March 3, 2024	—	$—	—	$200.0
March 4, 2024 to April 7, 2024	—	$—	—	$200.0
April 8, 2024 to May 5, 2024	0.18	$52.97	0.18	$190.2
(1)The Company uses a "4-5-4" calendar to determine the months in each quarter. The periods presented represent the 4 week and 5 week periods making up the thirteen weeks ended May 5, 2024.
(2)Represents cumulative shares repurchased under repurchase program(s). Excludes shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance-based restricted stock units totaling 0.03 for the thirteen weeks ended May 5, 2024.
(3)Our Board of Directors approved a share repurchase program in March 2023, with approved increases in April and September 2023 and February 2024 (see further discussion at Note 6 to our consolidated financial statements). Under the program, the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program(s) may be modified, suspended or discontinued at any time.
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

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: June 12, 2024	By:	/s/ Christopher Morris
Christopher Morris
Chief Executive Officer

Date: June 12, 2024	By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Chief Financial Officer