Form 10-Q
period 2024-08-06
Dave & Buster's Entertainment, Inc.
filed 2024-09-10
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 6, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 6, 2024, the registrant had 39,301,287 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED AUGUST 6, 2024

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	August 6, 2024	February 4, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$13.1	$37.3
Inventories	37.2	37.2
Prepaid expenses	25.0	18.2
Income taxes receivable	4.9	22.9
Accounts receivable	15.9	21.9
Total current assets	96.1	137.5
Property and equipment (net of $1,342.8 and $1,222.6 of accumulated depreciation as of August 6, 2024 and February 4, 2024, respectively)	1,425.2	1,332.7
Operating lease right of use assets, net	1,348.7	1,323.3
Deferred tax assets	7.2	6.0
Tradenames	178.2	178.2
Goodwill	742.5	742.5
Other assets and deferred charges	36.0	34.2
Total assets	$3,833.9	$3,754.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$9.0	$9.0
Accounts payable	84.1	118.6
Accrued liabilities	307.8	306.0
Income taxes payable	7.3	2.0
Total current liabilities	408.2	435.6
Deferred income taxes	85.7	89.8
Operating lease liabilities	1,589.5	1,558.5
Other long-term liabilities	173.7	135.3
Long-term debt, net	1,292.4	1,284.0
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400.00 shares; issued: 63.15 shares at August 6, 2024 and 62.86 at February 4, 2024; outstanding: 39.30 shares at August 6, 2024 and 40.27 at February 4, 2024	0.6	0.6
Preferred stock, 50.00 authorized; none issued	—	—
Paid-in capital	611.4	597.6
Treasury stock, 23.85 and 22.59 shares as of August 6, 2024 and February 4, 2024, respectively	(1,007.5)	(945.3)
Accumulated other comprehensive loss	(1.0)	(0.9)
Retained earnings	680.9	599.2
Total stockholders’ equity	284.4	251.2
Total liabilities and stockholders’ equity	$3,833.9	$3,754.4
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share amounts; unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 6, 2024	July 30, 2023	August 6, 2024	July 30, 2023
Entertainment revenues	$375.7	$360.8	$761.4	$753.9
Food and beverage revenues	181.4	181.3	383.8	385.5
Total revenues	557.1	542.1	1,145.2	1,139.4
Cost of entertainment	32.9	35.3	66.1	70.5
Cost of food and beverage	48.9	51.8	103.0	110.9
Total cost of products	81.8	87.1	169.1	181.4
Operating payroll and benefits	131.2	127.0	272.8	257.6
Other store operating expenses	167.6	165.6	343.7	331.6
General and administrative expenses	30.4	32.2	61.9	63.6
Depreciation and amortization expenses	57.5	49.1	120.3	98.0
Pre-opening costs	4.1	4.0	7.4	8.7
Total operating costs	472.6	465.0	975.2	940.9
Operating income	84.5	77.1	170.0	198.5
Interest expense, net	33.9	32.9	67.0	63.6
Loss on debt refinancing	—	11.2	—	11.2
Income before provision for income taxes	50.6	33.0	103.0	123.7
Provision for income taxes	10.3	7.1	21.3	27.7
Net income	40.3	25.9	81.7	96.0
Unrealized foreign currency translation gain (loss)	—	0.1	(0.1)	0.1
Total other comprehensive gain (loss)	—	0.1	(0.1)	0.1
Total comprehensive income	$40.3	$26.0	$81.6	$96.1
Net income per share:
Basic	$1.02	$0.60	$2.05	$2.11
Diluted	$0.99	$0.60	$1.99	$2.09
Weighted average shares used in per share calculations:
Basic	39.67	43.01	39.94	45.47
Diluted	40.78	43.38	41.12	45.83
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Twenty-Six Weeks Ended August 6, 2024
	Common Stock		Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance February 4, 2024	62.86	$0.6	$597.6	22.59	$(945.3)	$(0.9)	$599.2	$251.2
Net income	—	—	—	—	—	—	41.4	41.4
Unrealized foreign currency translation loss	—	—	—	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	4.0	—	—	—	—	4.0
Issuance of common stock	0.29	—	7.5	—	—	—	—	7.5
Repurchase of common stock	—	—	—	0.21	(11.5)	—	—	(11.5)
Balance May 5, 2024	63.15	$0.6	$609.1	22.80	$(956.8)	$(1.0)	$640.6	$292.5
Net income	—	—	—	—	—	—	40.3	40.3
Share-based compensation	—	—	2.3	—	—	—	—	2.3
Repurchase of common stock	—	—	—	1.05	(50.7)	—	—	(50.7)
Balance August 6, 2024	63.15	$0.6	$611.4	23.85	$(1,007.5)	$(1.0)	$680.9	$284.4

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in millions; unaudited)

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

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Twenty-Six Weeks Ended August 6, 2024	Twenty-Six Weeks Ended July 30, 2023
Cash flows from operating activities:
Net income	$81.7	$96.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	120.3	98.0
Non-cash interest expense	5.6	6.0
Deferred taxes	(5.3)	16.3
Loss on debt refinancing	—	11.2
Share-based compensation	6.3	11.9
Other, net	6.6	5.9
Changes in assets and liabilities:
Inventories	—	1.7
Prepaid expenses	(6.8)	(5.6)
Income tax receivable	18.0	(7.7)
Accounts receivable	6.0	(1.6)
Other assets and deferred charges	(2.9)	3.5
Accounts payable	(19.9)	(23.5)
Accrued liabilities	1.6	(18.5)
Income taxes payable	5.3	1.2
Other long-term liabilities	(5.9)	1.4
Net cash provided by operating activities:	210.6	196.2
Cash flows from investing activities:
Capital expenditures	(229.1)	(133.8)
Proceeds from sales of property and equipment	0.4	0.4
Net cash used in investing activities:	(228.7)	(133.4)
Cash flows from financing activities:
Proceeds from term loan and revolver	270.0	87.4
Term loan and revolver payments	(266.5)	(44.3)
Debt issuance costs	—	(3.1)
Proceeds from sale-leaseback transaction	44.8	—
Principal payments on sale-leaseback financing	(0.3)	—
Proceeds from the exercise of stock options	7.6	0.7
Repurchases of common stock under share repurchase program	(60.0)	(200.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(1.7)	(2.5)
Net cash used in financing activities:	(6.1)	(161.8)
Decrease in cash and cash equivalents	(24.2)	(99.0)
Beginning cash and cash equivalents	37.3	181.6
Ending cash and cash equivalents	$13.1	$82.6
Supplemental disclosures of cash flow information:
Increase/(decrease) in accounts payable for the acquisition of property and equipment	$(14.6)	$8.4
Cash paid for income taxes, net	$2.9	$17.8
Cash paid for interest, net	$59.9	$57.9
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
During the twenty-six weeks ended August 6, 2024, the Company opened six stores, and as of August 6, 2024, the Company owned and operated 224 stores in 43 states, Puerto Rico and one Canadian province.
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
On May 6, 2024, the first day of the 2nd quarter of fiscal 2024, the Company changed its fiscal year to end on the Tuesday after the Monday closest to January 31st. The change was made to improve labor and operational efficiencies by ending the Company's periods outside of the busier weekend timeframe. As a result of this change, the second quarter and fiscal year 2024 have two additional days added to its normal 13-week quarter and 52-week year. The third and fourth quarters of fiscal 2024 will end on November 5, 2024 and February 4, 2025, respectively.
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
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the thirteen and twenty-six weeks ended August 6, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending February 4, 2025.
Cash and cash equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks can create book overdrafts. There were no book overdrafts as of August 6, 2024 or as of February 4, 2024.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)

	August 6, 2024	February 4, 2024
Revolving credit facility	$8.0	—
Term loan	896.6	898.3
Senior secured notes	441.1	445.0
	$1,345.7	$1,343.3
Revenues — Our entertainment revenues primarily consist of attractions including redemption and simulation games, bowling, laser tag, billiards and gravity ropes. Our food and beverage revenues consist of full meals, appetizers and both alcoholic and non-alcoholic beverages. The Company's revenue for these categories was as follows:

	Twenty-Six Weeks Ended
	August 6, 2024	July 30, 2023
Entertainment	$750.3	$739.2
Other (1)	11.1	14.7
Entertainment revenues	$761.4	$753.9

Food and non-alcoholic beverages	$263.8	$261.2
Alcoholic beverages	120.0	124.3
Food and beverage revenues	$383.8	$385.5
(1) Primarily consists of revenue earned from party rentals and gift card breakage (see Revenue recognition below).
Revenue recognition — Customers purchase cards with game play credits or “chips” to be used on a variety of redemption and simulation games. Entertainment revenues related to game play primarily consist of game play credits, which are used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations related to unredeemed game play credits and tickets. The deferral is based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. During the twenty-six weeks ended August 6, 2024, we recognized revenue of $48.7 related to the amount in deferred entertainment revenues as of the end of fiscal 2023. These revenues are included in entertainment revenues on the consolidated statements of comprehensive income.
We recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the twenty-six weeks ended August 6, 2024, we recognized revenue of $8.7 related to the amount in deferred gift card revenue as of the end of fiscal 2023. These revenues are included in Entertainment revenues on the consolidated statements of comprehensive income.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows:

	Twenty-Six Weeks Ended
	August 6, 2024	July 30, 2023
Basic weighted average shares outstanding	39.94	45.47
Weighted average dilutive impact of awards	1.18	0.36
Diluted weighted average shares outstanding	41.12	45.83
Weighted average awards excluded as anti-dilutive	0.25	0.51
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
Accounting reclassifications — We reclassified $1.8 to cost of entertainment and $5.7 to cost of food and beverage, respectively, from other store operating expenses for the twenty-six weeks ended July 30, 2023 to be consistent with the presentation for the twenty-six weeks ended August 6, 2024. We determined that reclassifying the expenses, which are primarily related to inventory items provided to customers during promotions and events, results in a clearer presentation of the cost of goods sold.
Note 2: Accrued Liabilities
Accrued liabilities consist of the following as of the dates presented:

	August 6, 2024	February 4, 2024
Deferred entertainment revenue	$115.5	$121.2
Current portion of operating lease liabilities, net (1)	64.7	63.1
Compensation and benefits	34.2	29.0
Deferred gift card revenue	16.9	20.3
Property taxes	14.7	9.7
Sales and use and other taxes	8.2	12.5
Customer deposits	10.8	9.7
Accrued interest	10.8	9.6
Utilities	7.4	7.5
Current portion of self-insurance reserves	5.7	5.7
Current portion of deferred occupancy costs	2.7	2.9
Other	16.2	14.8
Total accrued liabilities	$307.8	$306.0
(1)The balance of leasehold incentive receivables of $13.9 and $13.0 as of August 6, 2024 and February 4, 2024, respectively, is reflected as a reduction of the current portion of operating lease liabilities.

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
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 6, 2024	July 30, 2023	August 6, 2024	July 30, 2023
Operating lease cost	$50.7	$49.2	$101.0	$97.2
Variable lease cost	11.9	8.9	22.8	19.6
Short-term lease cost	1.0	0.9	1.3	1.6
Total	$63.6	$59.0	$125.1	$118.4
Operating lease payments in the table above includes minimum lease payments for future sites for which the leases have commenced. As of August 6, 2024, the Company had signed lease agreements with total lease payments of $69.2 related to five facility leases which had not yet commenced. Fixed minimum lease payments related to these facilities are not included in the right-of-use assets and lease liabilities on the consolidated balance sheets as of August 6, 2024.
Sale-leaseback transactions
In July 2024, the Company entered into a sale and master lease agreement (a "sale-leaseback") with an unrelated third party. Under this agreement, the Company sold two of its store properties, including land, buildings and certain improvements, at a sale price of $44.8 and then leased the assets back through the sale-leaseback transaction.
The transaction was accounted for as a failed sale-leaseback based on GAAP. As a result, the store property assets remain on the consolidated balance sheet at their historical net book value and are depreciated over the remaining term of the master lease. A financing obligation liability was recognized in the amount of the net proceeds received in the amount of $44.3. The Company will not recognize rent expense related to the leased assets. Instead, monthly rent payments under the master lease agreement (initially, $3.6 per year) will be recorded as interest expense and a reduction of the outstanding liability.
As of August 6, 2024, including the transaction noted above, the Company had financing liabilities related to six properties. The current outstanding liability of $0.3 is included in accrued liabilities and the long-term outstanding liability of $127.5 is included in other long-term liabilities on the consolidated balance sheet.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 4: Debt
Long-term debt consists of the following:

	August 6, 2024	February 4, 2024
Credit facility—revolver	$8.0	$—
Credit facility—term loan	893.3	897.8
Senior secured notes	440.0	440.0
Total debt outstanding	1,341.3	1,337.8
Less current installments of long-term debt	(9.0)	(9.0)
Less issue discounts and debt issuance costs	(39.9)	(44.8)
Long-term debt, net	$1,292.4	$1,284.0
June 29, 2022 Credit Facility
The Company has a senior secured credit agreement including a revolving credit facility with a maturity date of June 29, 2027, and a term loan facility with a maturity date of June 29, 2029 (the “Credit Facility”).
The revolving credit facility can expire before the stated maturity date if the aggregate outstanding principal amount of the 7.625% senior notes (described below) exceeds $100.0 ninety-one days prior to November 1, 2025. A portion of the revolving facility not to exceed $35.0 is available for the issuance of letters of credit. As of August 6, 2024, we had letters of credit outstanding of $11.0 and an unused commitment balance of $481.0 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Facility, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.
The term loan facility bears interest at Term SOFR or ABR (each, as defined in the amended Credit Facility) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. The Revolving Loans bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.00% per annum or ABR plus a spread ranging from 1.50% to 2.00% per annum. Unused commitments under the revolving facility incur initial commitment fees of 0.30% to 0.50%. The interest rate margin applicable to term loans and Revolving Loans outstanding under the Credit Facility would be subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step back up if such rating is subsequently not maintained).
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
Restrictive covenants and debt compliance
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined, as of the end of each fiscal quarter. We were in compliance with our covenants and the terms of our debt agreements as of August 6, 2024.
Interest expense
The Company’s weighted average effective interest rate on our total debt facilities was 9.6% and 10.3% for the twenty-six weeks ended August 6, 2024 and July 30, 2023, respectively.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
The following table sets forth our recorded interest expense, net for the periods presented:

	Twenty-Six Weeks Ended
	August 6, 2024	July 30, 2023
Interest expense on debt	$59.8	$60.7
Interest associated with swap agreements	—	(0.2)
Amortization of issue discount and issuance cost	5.6	6.0
Interest expense on sale-leasebacks (1)	2.9	—
Interest income	(0.3)	(1.7)
Capitalized interest	(1.0)	(1.2)
Total interest expense, net	$67.0	$63.6
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
Our Board of Directors has approved a share repurchase program with a total authorization limit of $500.0. During the twenty-six weeks ended August 6, 2024, the Company repurchased 1.23 million shares at an average of $48.79 per share. The remaining dollar value of shares that may be repurchased under the program was $140.0 as of August 6, 2024. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
Share-based compensation
Our compensation expense related to share-based compensation was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 6, 2024	July 30, 2023	August 6, 2024	July 30, 2023
General and administrative expenses	$2.3	$5.2	$6.3	$11.9
Share-based awards
Our share-based compensation award activity during the twenty-six weeks ended August 6, 2024 was as follows:

	Options	Restricted Stock Units	Total
Outstanding at February 4, 2024	0.82	1.51	2.33
Granted	0.08	0.31	0.39
Exercised	(0.16)	n/a	(0.16)
Performance adjusted units	n/a	(0.06)	(0.06)
RSUs vested	n/a	(0.07)	(0.07)
Forfeited	(0.03)	(0.13)	(0.16)
Outstanding at August 6, 2024	0.71	1.56	2.27
Remaining unrecognized compensation expense	$3.6	$28.0	$31.6
The fair value of our time-based and performance-based restricted stock units is based on our closing stock price on the date of grant. The grant date fair value of stock options was determined using the Black-Scholes option valuation model. The grant date fair value of performance-based awards with market conditions was determined using the Monte Carlo valuation model. The unrecognized expense will be substantially recognized by the end of fiscal 2027.
During the twenty-six weeks ended August 6, 2024, the Company granted certain options and time-based and performance-based restricted stock units to employees and directors of the Company. These grants vest over a range of one year to five years. Certain of the market-based restricted stock units can vest earlier if the targets are achieved prior to that time. As a result, the requisite service period for such grants was determined to be less than the explicit service period.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 7: Income Taxes
The effective tax rate for the twenty-six weeks ended August 6, 2024, was 20.7%, compared to 22.4% for the twenty-six weeks ended July 30, 2023. The current year tax provision includes higher excess tax benefits associated with share-based compensation and lower permanent differences as compared to the prior year.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as filed with the SEC on April 2, 2024. Amounts included in the following discussion, except for operating weeks and per share amounts, are rounded in millions.
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
Quarterly Financial Highlights
•Second quarter revenue of $557.1 million increased 2.8% from the second quarter of 2023.
•Comparable store sales decreased 6.3% compared to the same calendar period in 2023. The same calendar period compares the 93 days of the second quarter from May 6, 2024 through August 6, 2024 to the 93 days of the prior year from May 8, 2023 through August 8, 2023. See further discussion of comparable store sales below at Revenues.
•Net income totaled $40.3 million, or $0.99 per diluted share, compared with net income of $25.9 million, or $0.60 per diluted share in the second quarter of 2023.
•Adjusted EBITDA of $151.6 million increased 8.1%, or $11.3 million, from the second quarter of 2023.
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
New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. For the twenty-six weeks ended August 6, 2024, we opened six new stores (five Dave & Buster's branded stores and one Main Event branded store).
Non-GAAP Financial Measures
In addition to the results provided in accordance with GAAP, we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Adjusted EBITDA, Adjusted EBITDA Margin, Credit Adjusted EBITDA, Store Operating Income Before Depreciation and Amortization and Store Operating Income Before Depreciation and Amortization Margin (defined below). These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
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
On May 6, 2024, the first day of the second quarter of fiscal 2024, the Company changed its fiscal year to end on the Tuesday after the Monday closest to January 31st. The change was made to improve labor and operational efficiencies by ending the Company's periods outside of the busier weekend timeframe. As a result of this change, the second quarter and fiscal year 2024 have two additional days added to its normal 13-week quarter and 52-week year. The third and fourth quarters of fiscal 2024 will end on November 5, 2024 and February 4, 2025, respectively.
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

Thirteen Weeks Ended August 6, 2024 (the “second quarter of 2024”) Compared to the Thirteen Weeks Ended July 30, 2023 (the “second quarter of 2023”)
Results of operations. The following table sets forth selected data for the periods indicated. All information is derived from the accompanying unaudited consolidated statement of comprehensive income.

	Thirteen Weeks Ended
	August 6, 2024 (1)		July 30, 2023 (1)
Entertainment revenues	$375.7	67.4%	$360.8	66.6%
Food and beverage revenues	181.4	32.6%	181.3	33.4%
Total revenues	557.1	100.0%	542.1	100.0%
Cost of entertainment (2)	32.9	8.8%	35.3	9.8%
Cost of food and beverage (2)	48.9	27.0%	51.8	28.6%
Total cost of products	81.8	14.7%	87.1	16.1%
Operating payroll and benefits	131.2	23.6%	127.0	23.4%
Other store operating expenses (2)	167.6	30.1%	165.6	30.5%
General and administrative expenses	30.4	5.5%	32.2	5.9%
Depreciation and amortization expenses	57.5	10.3%	49.1	9.1%
Pre-opening costs	4.1	0.7%	4.0	0.7%
Total operating costs	472.6	84.8%	465.0	85.8%
Operating income	84.5	15.2%	77.1	14.2%
Interest expense, net	33.9	6.1%	32.9	6.1%
Loss on debt refinancing	—	—%	11.2	2.1%
Income before provision for income taxes	50.6	9.1%	33.0	6.1%
Benefit from income taxes	10.3	1.8%	7.1	1.3%
Net income	$40.3	7.2%	$25.9	4.8%
Company-owned stores at end of period		224		211
(1)All percentages are expressed as a percentage of total revenues for the respective period presented, except cost of entertainment, which is expressed as a percentage of entertainment revenues, and cost of food and beverage, which is expressed as a percentage of food and beverage revenues.
(2)We reclassified $0.9 to cost of entertainment and $2.6 to cost of food and beverage, respectively, from other store operating expenses for the second quarter of 2023 to be consistent with the presentation for the second quarter of 2024. We determined that reclassifying the expenses, which are primarily related to inventory items provided to customers during promotions and events, results in a clearer presentation of the cost of goods sold.

Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Thirteen Weeks Ended
	August 6, 2024 (5)		July 30, 2023 (5)
Net income	$40.3	7.2%	$25.9	4.8%
Interest expense, net	33.9		32.9
Loss on debt refinancing	—		11.2
Provision for income taxes	10.3		7.1
Depreciation and amortization expense	57.5		49.1
EBITDA	142.0	25.5%	126.2	23.3%
Share-based compensation (1)	2.3		5.2
Transaction and integration costs (2)	0.4		5.3
System implementation costs (3)	2.7		1.7
Other costs, net (4)	4.2		1.9
Adjusted EBITDA	$151.6	27.2%	$140.3	25.9%
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
(4)The amount for the second quarter of 2024 primarily consisted of $7.2 million of one-time, third-party consulting fees, $0.1 million of severance costs and a $3.1 million gain on property and equipment transactions. The amount for the second quarter of 2023 primarily consisted of losses on property and equipment transactions. The third-party consulting fees are not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy and one discrete, project-based initiative to transform our supply chain operational efficiency. They are included in general and administrative expenses on the consolidated statement of comprehensive income. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business.
(5)All percentages are expressed as a percentage of total revenues for the respective period presented.
Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Thirteen Weeks Ended
	August 6, 2024 (1)		July 30, 2023 (1)
Operating income	$84.5	15.2%	$77.1	14.2%
General and administrative expenses	30.4		32.2
Depreciation and amortization expense	57.5		49.1
Pre-opening costs	4.1		4.0
Store Operating Income Before Depreciation and Amortization	$176.5	31.7%	$162.4	30.0%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives (“Payments from landlords”).

	Thirteen Weeks Ended
	August 6, 2024	July 30, 2023
New store and operating initiatives	$83.1	$48.0
Games	4.6	7.9
Maintenance	24.7	31.7
Total capital additions	$112.4	$87.6
Payments from landlords	$1.0	$4.9
Results of Operations
Revenues
Total revenues for the second quarter of 2024 increased $15.0 million, or 2.8%, to $557.1 million compared to $542.1 million for the second quarter of 2023. Entertainment revenues for the second quarter of 2024 increased by $14.9 million, or 4.1%, to $375.7 million from $360.8 million in the second quarter of 2023. Food sales increased by $3.1 million, or 2.5%, to $128.2 million in the second quarter of 2024 from $125.1 million in the second quarter of 2023. Beverage sales decreased by $3.0 million, or 5.3%, to $53.2 million in the second quarter of 2024 from $56.2 million in the second quarter of 2023.
The increase in revenue is primarily attributable to $26.9 million of incremental sales from new stores, an increase in other revenues and deferrals of $7.6 million and the impact of two additional days due to the shift in the period end from Sunday to Tuesday, partially offset by a $19.5 million decrease in comparable store sales. The decrease in comparable store revenues is due primarily to a reduction in demand relative to a more robust consumer environment in the prior year period.
Revenue mix by category, as a percentage of total revenues, for the periods indicated was as follows:

	Thirteen Weeks Ended
	August 6, 2024	July 30, 2023
Entertainment revenues	67.5%	66.5%
Food revenues	23.0%	23.1%
Beverage revenues	9.5%	10.4%

Selected revenue and store data for the periods indicated are as follows:

	Thirteen Weeks Ended
	August 6, 2024	July 30, 2023	Change
Comparable store revenues, on a fiscal calendar basis (1)	$482.0	$501.5	$(19.5)
Noncomparable store revenues (1)(2)	65.4	38.5	26.9
Other revenues and deferrals	9.7	2.1	7.6
Total revenues	$557.1	$542.1	$15.0

Comparable store operating weeks (1)	2,591	2,535	56
Noncomparable store operating weeks (1)(2)	396	195	201
Total store operating weeks	2,987	2,730	257
(1)During the second quarter of 2024 we adjusted our period close from Sunday to Tuesday of each week (see further discussion at Note 1). This adjustment had the effect of adding 56 store operating weeks for our comparable stores and seven weeks for our noncomparable stores for the second quarter of 2024.
(2)Our noncomparable store count includes two stores that were closed during the second quarter of 2024.
The $19.5 million, or 3.9%, comparable store revenue decrease presented in the table above is on a fiscal period basis. Due to the 53rd week in fiscal 2023, the second quarter of 2024 ended approximately one week later than the second quarter of 2023. Additionally, the second quarter of 2024 includes two additional days of revenue due to the adjusted calendar discussed in the footnote to the table above. Comparable store revenues based on the same calendar period adjusts for these impacts and compares the 93 day period from May 6, 2024 through August 6, 2024 to the 93 day period from May 8, 2023 through August 8, 2023. Comparable store revenues based on the same calendar period decreased 6.3%.
Cost of products
The total cost of products was $81.8 million for the second quarter of 2024 compared to $87.1 million for the second quarter of 2023. The total cost of products as a percentage of total revenues decreased to 14.7% for the second quarter of 2024 compared to 16.1% for the second quarter of 2023.
Cost of entertainment was $32.9 million in the second quarter of 2024 compared to $35.3 million in the second quarter of 2023. The cost of entertainment, as a percentage of entertainment revenues, decreased to 8.8% for the second quarter of 2024 from 9.8% in the second quarter of 2023. The decrease was primarily attributable to price increases.
Cost of food and beverage products was $48.9 million for the second quarter of 2024 compared to $51.8 million for the second quarter of 2023. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 27.0% for the second quarter of 2024 from 28.6% for the second quarter of 2023. The decrease was primarily attributable to food and beverage menu price increases, continued supply chain and ingredient optimization, and the mix of products sold with our new menu.
Operating payroll and benefits
Total operating payroll and benefits was $131.2 million in the second quarter of 2024 compared to $127.0 million in the second quarter of 2023. The total cost of operating payroll and benefits as a percentage of total revenues was 23.6% in the second quarter of 2024 compared to 23.4% in the second quarter of 2023. This increase is primarily due to employee retention tax credits recognized in the prior year, partially offset by labor management efficiencies.
Other store operating expenses
Other store operating expenses was $167.6 million in the second quarter of 2024 compared to $165.6 million in the second quarter of 2023. The increase is primarily due to higher occupancy costs for new stores and repairs & maintenance costs, partially offset by gains from the disposal of assets and lease terminations. Other store operating expense as a percentage of total revenues decreased to 30.1% in the second quarter of 2024 compared to 30.5% in the second quarter of 2023. This decrease in expense as a percentage of total revenues was due primarily to the gains on property and equipment transactions.

General and administrative expenses
General and administrative expenses decreased to $30.4 million in the second quarter of 2024 compared to $32.2 million in the second quarter of 2023. The decrease in general and administrative expenses was driven primarily by lower share-based and incentive compensation in the current year, partially offset by increased consulting and other costs related to discrete, one-time initiatives. General and administrative expenses as a percentage of total revenues decreased to 5.5% in the second quarter of 2024 compared to 5.9% in the second quarter of 2023 for the same reasons.
Depreciation and amortization expense
Depreciation and amortization expense increased to $57.5 million in the second quarter of 2024 compared to $49.1 million in the second quarter of 2023, primarily due to new store openings.
Pre-opening costs
Pre-opening costs of $4.1 million in the second quarter of 2024 were comparable to $4.0 million in the second quarter of 2023 because we had a similar number of stores in the development pipeline.
Interest expense, net
Interest expense, net increased to $33.9 million in the second quarter of 2024 compared to $32.9 million in the second quarter of 2023 due primarily to incremental interest expense associated with sale-leaseback transactions, partially offset by a decrease in interest rates on our Credit Facility. See further discussion of the Company's debt activity and failed sale-leaseback transaction at Note 4 and Note 3, respectively, to the consolidated financial statements.
Provision for income taxes
The effective tax rate for the second quarter of 2024 was 20.4%, compared to 21.5% for the second quarter of 2023. The current year tax provision includes higher excess tax benefits associated with share-based compensation and lower permanent differences compared to the prior year.

Twenty-Six Weeks Ended August 6, 2024 (the “2024 period”) Compared to the Twenty-Six Weeks Ended July 30, 2023 (the “2023 period”)
Results of operations
The following table sets forth selected data for the periods indicated. All information is derived from the accompanying consolidated statement of comprehensive income.

	Twenty-Six Weeks Ended
	August 6, 2024 (1)		July 30, 2023 (1)
Entertainment revenues	$761.4	66.5%	$753.9	66.2%
Food and beverage revenues	383.8	33.5%	385.5	33.8%
Total revenues	1,145.2	100.0%	1,139.4	100.0%
Cost of entertainment (2)	66.1	8.7%	70.5	9.4%
Cost of food and beverage (2)	103.0	26.8%	110.9	28.8%
Total cost of products	169.1	14.8%	181.4	15.9%
Operating payroll and benefits	272.8	23.8%	257.6	22.6%
Other store operating expenses (2)	343.7	30.0%	331.6	29.1%
General and administrative expenses	61.9	5.4%	63.6	5.6%
Depreciation and amortization expenses	120.3	10.5%	98.0	8.6%
Pre-opening costs	7.4	0.6%	8.7	0.8%
Total operating costs	975.2	85.2%	940.9	82.6%
Operating income	170.0	14.8%	198.5	17.4%
Interest expense, net	67.0	5.9%	63.6	5.6%
Loss on debt refinancing	—	—%	11.2	1.0%
Income before provision for income taxes	103.0	9.0%	123.7	10.9%
Provision for income taxes	21.3	1.9%	27.7	2.4%
Net income	$81.7	7.1%	$96.0	8.4%
Company-owned stores at end of period		224		211
(1)All percentages are expressed as a percentage of total revenues for the respective period presented, except cost of entertainment, which is expressed as a percentage of entertainment revenues, and cost of food and beverage, which is expressed as a percentage of food and beverage revenues.
(2)We reclassified $1.8 to cost of entertainment and $5.7 to cost of food and beverage, respectively, from other store operating expenses for the 2023 period to be consistent with the presentation for the 2024 period. We determined that reclassifying the expenses, which are primarily related to inventory items provided to customers during promotions and events, results in a clearer presentation of the cost of goods sold.

Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Twenty-Six Weeks Ended
	August 6, 2024 (5)		July 30, 2023 (5)
Net income	$81.7	7.1%	$96.0	8.4%
Interest expense, net	67.0		63.6
Loss on debt refinancing	—		11.2
Provision for income taxes	21.3		27.7
Depreciation and amortization expense	120.3		98.0
EBITDA	290.3	25.3%	296.5	26.0%
Share-based compensation (1)	6.3		11.9
Transaction and integration costs (2)	1.0		8.0
System implementation costs (3)	6.6		3.2
Other costs, net (4)	6.5		2.7
Adjusted EBITDA	$310.7	27.1%	$322.3	28.3%
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
(4)The amount for the 2024 period primarily consisted of $9.0 million of one-time, third-party consulting fees, $0.9 million of severance costs and a $3.4 million gain on property and equipment transactions. The amount for the 2023 period primarily consisted of a $1.7 million impairment charge related to assets removed from service and a $0.7 million loss on property and equipment transactions. The third-party consulting fees are not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy, and one discrete, project-based initiative to transform our supply chain operational efficiency. They are included in general and administrative expenses on the consolidated statement of comprehensive income. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business.
(5)All percentages are expressed as a percentage of total revenues for the respective period presented.
Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Twenty-Six Weeks Ended
	August 6, 2024 (1)		July 30, 2023 (1)
Operating income	$170.0	14.8%	$198.5	17.4%
General and administrative expenses	61.9		63.6
Depreciation and amortization expense	120.3		98.0
Pre-opening costs	7.4		8.7
Store Operating Income Before Depreciation and Amortization	$359.6	31.4%	$368.8	32.4%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.

Capital Additions
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives (“Payments from landlords”).

	Twenty-Six Weeks Ended
	August 6, 2024	July 30, 2023
New store and operating initiatives	$162.8	$87.0
Games	13.6	8.1
Maintenance	38.0	47.1
Total capital additions	$214.4	$142.2
Payments from landlords	$5.6	$7.2
Results of Operations
Revenues
Total revenues for the 2024 period increased $5.8 million, or 0.5%, to $1,145.2 million compared to $1,139.4 million for the 2023 period. Entertainment revenues for the 2024 period increased by $7.5 million, or 1.0%, to 761.4 from $753.9 million in the 2023 period. Food sales increased by $2.6 million, or 1.0%, to $263.8 million in the 2024 period from $261.2 million in the 2023 period. Beverage sales decreased by $4.3 million, or 3.5%, to $120.0 million in the 2024 period from $124.3 million in the 2023 period.
The increase in revenue is primarily attributable to $55.8 million of incremental sales from new stores and an increase of $7.8 million in other revenues and deferrals, partially offset by a $57.8 million decrease in comparable store sales. The decrease in comparable store revenues is due primarily to a reduction in demand relative to a more robust consumer environment in the prior year period.
Revenue mix by category, as a percentage of total revenues, for the periods indicated was as follows:

	Twenty-Six Weeks Ended
	August 6, 2024	July 30, 2023
Entertainment revenues	66.5%	66.2%
Food revenues	23.0%	22.9%
Beverage revenues	10.5%	10.9%

Selected revenue and store data for the periods indicated are as follows:

	Twenty-Six Weeks Ended
	August 6, 2024	July 30, 2023	Change
Comparable store revenues, on a fiscal calendar basis (1)	$1,006.0	$1,063.8	$(57.8)
Noncomparable store revenues (1)(2)	132.8	77.0	55.8
Other revenues and deferrals	6.4	(1.4)	7.8
Total revenues	$1,145.2	$1,139.4	$5.8

Comparable store operating weeks (1)	5,126	5,070	56
Noncomparable store operating weeks (1)(2)	751	348	403
Total store operating weeks	5,877	5,418	459
(1)During the 2024 period we adjusted our period close from Sunday to Tuesday of each week (see further discussion at Note 1). This adjustment had the effect of adding 56 store operating weeks for our comparable stores and seven weeks for our noncomparable stores for the 2024 period.
(2)Our noncomparable store count includes two stores that were closed during the 2024 period.
The $57.8 million, or 5.4%, comparable store revenue decrease presented in the table above is on a fiscal period basis. Due to the 53rd week in fiscal 2023, the 2024 period ended approximately one week later than the 2023 period. Additionally, the 2024 period includes two additional days of revenue due to the adjusted calendar discussed in the footnote to the table above. Comparable store revenues based on the same calendar period adjusts for this shift in weeks and compares the period from February 5, 2024 through August 6, 2024 to the period from February 6, 2023 through August 8, 2023. Comparable store revenues based on the same calendar period decreased 6.0%.
Cost of products
The total cost of products was $169.1 million for the 2024 period and $181.4 million for the 2023 period. The total cost of products as a percentage of total revenues decreased to 14.8% for the 2024 period compared to 15.9% for the 2023 period.
Cost of entertainment decreased to $66.1 million in the 2024 period compared to $70.5 million in the 2023 period. The cost of entertainment, as a percentage of entertainment revenues, decreased to 8.7% for the 2024 period from 9.4% in the 2023 period. The decrease was primarily attributable to price increases.
Cost of food and beverage products decreased to $103.0 million for the 2024 period compared to $110.9 million for the 2023 period. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 26.8% for the 2024 period from 28.8% for the 2023 period. The decrease was primarily attributable to food and beverage menu price increases, continued supply chain and ingredient optimization, and the mix of products sold with our new menu, partially offset by promotional pricing to drive traffic and loyalty engagement.
Operating payroll and benefits
Total operating payroll and benefits increased to $272.8 million in the 2024 period compared to $257.6 million in the 2023 period. The total cost of operating payroll and benefits as a percentage of total revenues was 23.8% in the 2024 period compared to 22.6% in the 2023 period. This increase is primarily due to additional stores in the current year and employee retention tax credits recognized in the prior year, partially offset by labor management efficiencies.
Other store operating expenses
Other store operating expenses increased to $343.7 million in the 2024 period compared to $331.6 million in the 2023 period. The increase is primarily due to higher occupancy costs related to new store openings, marketing costs primarily from the first quarter of the year, maintenance costs, utilities and supplies, partially offset by gains on asset disposals and lease terminations and favorable self-insurance experience rates. Other store operating expense as a percentage of total revenues increased to 30.0% in the 2024 period compared to 29.1% in the 2023 period. This increase as a percentage of total revenues was primarily due to marketing costs, repairs and maintenance costs, utilities and supplies, partially offset by gains on asset sales and lease terminations and favorable self-insurance experience rates.

General and administrative expenses
General and administrative expenses decreased to $61.9 million in the 2024 period compared to $63.6 million in the 2023 period. The decrease in general and administrative expenses was driven primarily by lower share-based and incentive compensation in the current year, partially offset by increased consulting and other costs related to discrete, one-time initiatives. General and administrative expenses as a percentage of total revenues decreased to 5.4% in the 2024 period compared to 5.6% in the 2023 period due primarily to the reasons noted above.
Depreciation and amortization expense
Depreciation and amortization expense increased to $120.3 million in the 2024 period compared to $98.0 million in the 2023 period, primarily due to new store openings and remodels and the acceleration of depreciation for two store closures.
Pre-opening costs
Pre-opening costs decreased to $7.4 million in the 2024 period compared to $8.7 million in the 2023 period primarily related to the cadence of new store openings during the 2024 period compared to the 2023 period.
Interest expense, net
Interest expense, net increased to $67.0 million in the 2024 period compared to $63.6 million in the 2023 period due primarily to a decrease in interest income and incremental interest expense associated with sale-leaseback transactions, partially offset by a decrease in interest rates on our Credit Facility. See further discussion of the Company's debt activity and failed sale-leaseback transaction at Note 4 and Note 3, respectively, to the consolidated financial statements.
Provision for income taxes
The effective tax rate for the 2024 period was 20.7%, compared to 22.4% for the 2023 period. The current year tax provision includes higher excess tax benefits associated with share-based compensation and lower permanent differences compared to the prior year.

Liquidity and Capital Resources
June 29, 2022 Credit Facility
The revolving credit facility portion of the Credit Facility can expire before the stated maturity date if the aggregate outstanding principal amount of the 7.625% senior notes (described below) exceeds $100.0 ninety-one days prior to November 1, 2025. A portion of the revolving facility not to exceed $35.0 is available for the issuance of letters of credit. As of August 6, 2024, we had letters of credit outstanding of $11.0 and an unused commitment balance of $481.0 under the revolving facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries.
The term loan facility portion of the Credit Facility bears interest at Term SOFR or ABR (each, as defined in the amended Credit Facility) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. The Revolving Loans bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.00% per annum or ABR plus a spread ranging from 1.50% to 2.00% per annum. Unused commitments under the revolving facility incur initial commitment fees of 0.30% to 0.50%. The interest rate margin applicable to term loans and Revolving Loans outstanding under the Credit Facility would be subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step back up if such rating is subsequently not maintained).
7.625% Senior Secured Notes
The Company issued the Notes during fiscal 2020. Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries. During fiscal 2021, the Company redeemed a total of $110.0 outstanding principal amount of the Notes. The Company may elect to further redeem the Notes, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest, at the redemption date.
Over the next twelve months, we intend to extend the maturity of these obligations either by amending our Credit Facility or issuing new notes. We may redeem the outstanding Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any. If redeemed prior to November 1, 2024, we would be required to pay an additional premium of approximately 1.9% of the then outstanding balance.
Sale-leaseback transactions
In July 2024, the Company entered into a sale-leaseback with an unrelated third party. Under this agreement, the Company sold two of its store properties, including land, buildings and certain improvements, at a sale price of $44.8 and then leased the assets back through the sale-leaseback transaction.
The transaction was accounted for as a failed sale-leaseback based on GAAP. As a result, the store property assets remain on the consolidated balance sheet at their historical net book value and are depreciated over the remaining term of the master lease. A financing obligation liability was recognized in the amount of the net proceeds received in the amount of $44.3. The Company will not recognize rent expense related to the leased assets. Instead, monthly rent payments under the master lease agreement (initially, $3.6 per year) will be recorded as interest expense and a reduction of the outstanding liability.
As of August 6, 2024, including the transaction noted above, the Company had financing liabilities related to six properties. The current portion of the outstanding financing liability of $0.3 is included in accrued liabilities and the long-term portion of the outstanding liability of $127.5 is included in other long-term liabilities on the consolidated balance sheet.

Interest expense
The following table sets forth our recorded interest expense, net for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 6, 2024	July 30, 2023	August 6, 2024	July 30, 2023
Interest expense on debt	$30.2	$30.6	$59.8	$60.7
Interest associated with swap agreements	—	—	—	(0.2)
Amortization of issue discount and issuance cost	2.8	3.0	5.6	6.0
Interest expense on sale-leasebacks (1)	1.5	—	2.9	—
Interest income	(0.2)	—	(0.3)	(1.7)
Capitalized interest	(0.4)	(0.7)	(1.0)	(1.2)
Total interest expense, net	$33.9	$32.9	$67.0	$63.6
(1)    See discussion of sale-leaseback transactions at Note 3 to the consolidated financial statements.

Credit Adjusted EBITDA and Net Total Leverage Ratio.
Credit Adjusted EBITDA, a non-GAAP measure, represents Adjusted EBITDA plus certain other items as defined in our Credit Facility. See further discussion at Non-GAAP Financial Measures above. The following table reconciles Net income to Credit Adjusted EBITDA, as defined in our Credit Facility for the periods indicated:

Trailing Four Quarters Ended August 6, 2024
Net income	$112.6
Add back:
Interest expense, net	130.8
Loss on debt refinancing	4.9
Provision for income taxes	29.8
Depreciation and amortization expense	230.8
EBITDA	508.9
Add back:
Share-based compensation (1)	10.4
Transaction and integration costs (2)	4.1
System implementation costs (3)	12.8
Pre-opening costs (4)	17.1
Entertainment revenue deferrals (5)	—
Other items, net (6)	7.8
Credit Adjusted EBITDA, a non-GAAP measure	$561.1
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
(5)Represents non-cash reductions to our deferred entertainment revenue liabilities. These costs, which are included in entertainment revenues on the consolidated comprehensive income statement, are considered an "other non-cash charge reducing net income" as defined in our Credit Facility.
(6)Amount primarily consists of one-time, third-party consulting fees, severance costs and (gain) loss on property and equipment transactions. The third-party consulting fees are not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy, which are included in general and administrative expenses on the consolidated statement of comprehensive income. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business.

The Company's maximum permitted Net Total Leverage Ratio, as defined in our Credit Facility, is 3.5x. The following table calculates Net Total Leverage Ratio as of and for the period indicated:

		As of, and for the Trailing Four Quarters Ended, August 6, 2024
Credit Adjusted EBITDA (a)		$561.1
Total debt (1)		$1,301.4
Less: Cash and cash equivalents		$(13.1)
Add: Outstanding letters of credit		$11.0
Net debt (b)		$1,299.3
Net Total Leverage Ratio (b / a)	2.3	x
(1)Amount represents the face amount of debt outstanding, net of unamortized debt issuance costs and debt discount.
Dividends and Share Repurchases
Our Board of Directors has approved a share repurchase program with a total authorization limit of $500.0 million. During the 2024 period, the Company repurchased 1.23 million shares for a total of $60.0 million representing 3.1% of the shares issued and outstanding as of February 4, 2024. The remaining dollar value of shares that may be repurchased under the program is $140.0 million as of August 6, 2024.
There were no dividends declared or paid during the 2024 period. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, compliance with debt agreements and other factors that the Board of Directors considers relevant.
Cash and Cash Equivalents
As of August 6, 2024, the Company had cash and cash equivalents of $13.1 million. The Company can operate with a working capital deficit because cash from sales is usually received before related liabilities for product supplies, labor and services become due. Our operations do not require significant inventory or receivables and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as non-current assets and not a part of working capital. Based on our current business plan, we believe our cash and cash equivalents combined with expected cash flows from operations and available borrowings under our revolving credit facility should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our capital allocation strategy, including capital expenditures, through at least the next twelve months.
Cash Flow Activity
Operating Activities — Cash flow from operations typically provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, team member compensation, occupancy, and other operating costs. Cash from operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of cash receipts and payments, and vendor payment terms.
Cash flow from operating activities increased to $210.6 million for the 2024 period compared to $196.2 million for the 2023 period. The increase was primarily driven by higher revenues and the timing of changes in working capital, partially offset by a decrease in net income.
Investing Activities — Cash flow used in investing increased to $228.7 million for the 2024 period from $133.4 million for the 2023 period primarily due to an increase in capital expenditures related to store remodels and new store openings.
Financing Activities — Cash flow used in financing was $6.1 million in the 2024 period primarily consisting of share repurchases, partially offset by proceeds from sale leaseback transactions, net debt proceeds and proceeds from stock option exercises. Cash flow used in financing activities of $161.8 million in the 2023 period primarily consisted of share repurchases, partially offset by net debt proceeds.

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
Interest Rate Risk
The Credit Facility, discussed further at Note 4 to the consolidated financial statements, is based on variable interest rates. As of August 6, 2024, the Company had $8.0 million outstanding on its revolving facility and an outstanding balance of $893.3 million on its term loan facility. The impact on our annual results of operations of a hypothetical one percentage point interest rate change on the outstanding balance of the credit facility as of August 6, 2024 would be approximately $9.0 million.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
In fiscal 2023, we began the implementation of a new enterprise resource planning system (“ERP”) to align processes across the organization, enhance operational efficiency, and provide timely information to the Company’s management team related to the operation of the business.
During the second quarter of 2024, we substantially completed the implementation of the ERP, which also included new financial management, inventory management, payroll and human capital management systems. The implementation of these systems resulted in material changes to our internal controls. The Company updated our internal controls to reflect changes to the financial reporting business processes impacted by the implementation and will continue to monitor the impact of the implementation on our financial reporting business processes.
There were no other changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second quarter ended August 6, 2024.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 5 to our Consolidated Financial Statements set forth in Part I of this report.
Item 1A. Risk Factors
See discussion in “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended February 4, 2024.
Item 2.    Unregistered Sales of Equity Securities
Information regarding repurchase of our common stock during the twenty-six weeks ended August 6, 2024:

Period (1)	Total Number of Shares Repurchased (2) (in millions)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2) (3) (in millions)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans (4) (in millions)
February 5, 2024 to March 3, 2024	—	$—	—	$200.0
March 4, 2024 to April 7, 2024	—	$—	—	$200.0
April 8, 2024 to May 5, 2024	0.18	$52.97	0.18	$190.2
May 6, 2024 to June 4, 2024	0.65	$51.24	0.84	$156.8
June 5, 2024 to July 9, 2024	0.29	$44.27	1.13	$144.0
July 10, 2024 to August 6, 2024	0.10	$38.55	1.23	$140.0
(1)The Company uses a "4-5-4" calendar to determine the months in each quarter. The periods presented represent the 4-week and 5-week periods making up the twenty-six weeks ended August 6, 2024.
(2)Represents cumulative shares repurchased under repurchase programs. Excludes shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance-based restricted stock units totaling 0.03 for the twenty-six weeks ended August 6, 2024.
(3)Our Board of Directors approved a share repurchase program in March 2023, with approved increases in April and September 2023 and February 2024 (see further discussion at Note 6 to our consolidated financial statements). Under the program, the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act, as amended. The share repurchase program(s) may be modified, suspended or discontinued at any time.
(4)Represents total cumulative share repurchase authorizations in effect, less cumulative purchases, at the end of each period presented.

Item 6.    Exhibits

Exhibit Number	Description

10.1*	Employment Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and Darin Harper effective June 17, 2024.

31.1*	Certification of Christopher Morris, Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Darin Harper, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Christopher Morris, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Darin Harper, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Inline Taxonomy Extension Schema Document

101.CAL	Inline XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________
*Filed herein

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: September 10, 2024	By:	/s/ Christopher Morris
Christopher Morris
Chief Executive Officer

Date: September 10, 2024	By:	/s/ Darin Harper
Darin Harper
Chief Financial Officer