Form 10-Q/A
period 2024-08-06
Dave & Buster's Entertainment, Inc.
filed 2024-11-13
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q of Dave & Buster’s Entertainment, Inc. (the “Company”) for the quarter ended August 6, 2024, originally filed on September 10, 2024 (the “Original Filing”), is being filed solely to correct a scrivener’s error in the signature block on Exhibit 32.2. The correct signature block should have noted Darin Harper as Chief Financial Officer of the Company as the signatory as has been updated in Exhibit 32.2 to this Form 10-Q/A.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-Q/A and this Form 10Q/A does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K (and such disclosure is not otherwise required to be amended given the nature of the reasons for this Form 10-Q/A), paragraphs 3, 4, and 5 of the certifications in Exhibit 31.1 and 31.2 have been omitted.
Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.
Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.2**	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________
*     Filed herewith
**    Furnished herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: November 12, 2024	By:	/s/ Christopher Morris
Christopher Morris
Chief Executive Officer

Date: November 12, 2024	By:	/s/ Darin Harper
Darin Harper
Chief Financial Officer
3