Form 10-Q
period 2024-11-05
Dave & Buster's Entertainment, Inc.
filed 2024-12-10
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 5, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                   TO
Commission File No. 001-35664
Dave & Buster’s Entertainment, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2382255
(State of Incorporation)	(I.R.S. Employer ID)

1221 S. Belt Line Rd., Suite 500, Coppell, Texas, 75019	(214) 357-9588
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	PLAY	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 6, 2024, the registrant had 38,502,886 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED NOVEMBER 5, 2024

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	November 5, 2024	February 4, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$8.6	$37.3
Inventories	38.4	37.2
Prepaid expenses	20.5	18.2
Income taxes receivable	22.7	22.9
Accounts receivable	21.8	21.9
Total current assets	112.0	137.5
Property and equipment (net of $1,397.3 and $1,222.6 of accumulated depreciation as of November 5, 2024 and February 4, 2024, respectively)	1,520.1	1,332.7
Operating lease right of use assets, net	1,343.4	1,323.3
Deferred tax assets	7.3	6.0
Tradenames	178.2	178.2
Goodwill	742.5	742.5
Other assets and deferred charges	37.6	34.2
Total assets	$3,941.1	$3,754.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$7.0	$9.0
Accounts payable	90.3	118.6
Accrued liabilities	293.2	306.0
Income taxes payable	0.5	2.0
Total current liabilities	391.0	435.6
Deferred income taxes	83.6	89.8
Operating lease liabilities	1,593.5	1,558.5
Other long-term liabilities	201.6	135.3
Long-term debt, net	1,444.8	1,284.0
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400.00 shares; issued: 63.16 shares at November 5, 2024 and 62.86 at February 4, 2024; outstanding: 38.50 shares at November 5, 2024 and 40.27 at February 4, 2024	0.6	0.6
Preferred stock, 50.00 authorized; none issued	—	—
Paid-in capital	614.5	597.6
Treasury stock, 24.66 and 22.59 shares as of November 5, 2024 and February 4, 2024, respectively	(1,035.7)	(945.3)
Accumulated other comprehensive loss	(1.0)	(0.9)
Retained earnings	648.2	599.2
Total stockholders’ equity	226.6	251.2
Total liabilities and stockholders’ equity	$3,941.1	$3,754.4
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	November 5, 2024	October 29, 2023	November 5, 2024	October 29, 2023
Entertainment revenues	$294.6	$302.0	$1,056.0	$1,055.9
Food and beverage revenues	158.4	164.9	542.2	550.4
Total revenues	453.0	466.9	1,598.2	1,606.3
Cost of entertainment	25.1	30.5	91.2	101.0
Cost of food and beverage	42.7	45.9	145.7	156.8
Total cost of products	67.8	76.4	236.9	257.8
Operating payroll and benefits	120.9	119.9	393.7	377.5
Other store operating expenses	171.7	167.7	515.4	499.3
General and administrative expenses	27.2	28.4	89.1	92.0
Depreciation and amortization expenses	53.9	51.9	174.2	149.9
Pre-opening costs	5.2	4.0	12.6	12.7
Total operating costs	446.7	448.3	1,421.9	1,389.2
Operating income	6.3	18.6	176.3	217.1
Interest expense, net	32.9	28.9	99.9	92.5
Loss on debt refinancing	15.2	—	15.2	11.2
Income (loss) before provision for (benefit from) income taxes	(41.8)	(10.3)	61.2	113.4
Provision for (benefit from) income taxes	(9.1)	(5.1)	12.2	22.6
Net income (loss)	(32.7)	(5.2)	49.0	90.8
Unrealized foreign currency translation loss	—	(0.3)	(0.1)	(0.2)
Total other comprehensive loss	—	(0.3)	(0.1)	(0.2)
Total comprehensive income (loss)	$(32.7)	$(5.5)	$48.9	$90.6
Net income (loss) per share:
Basic	$(0.84)	$(0.12)	$1.24	$2.05
Diluted	$(0.84)	$(0.12)	$1.21	$2.01
Weighted average shares used in per share calculations:
Basic	39.11	41.81	39.65	44.27
Diluted	39.11	41.81	40.60	45.09
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Nine Months Ended November 5, 2024
	Common Stock		Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance February 4, 2024	62.86	$0.6	$597.6	22.59	$(945.3)	$(0.9)	$599.2	$251.2
Net income	—	—	—	—	—	—	41.4	41.4
Unrealized foreign currency translation loss	—	—	—	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	4.0	—	—	—	—	4.0
Issuance of common stock	0.29	—	7.5	—	—	—	—	7.5
Repurchase of common stock	—	—	—	0.21	(11.5)	—	—	(11.5)
Balance May 5, 2024	63.15	$0.6	$609.1	22.80	$(956.8)	$(1.0)	$640.6	$292.5
Net income	—	—	—	—	—	—	40.3	40.3
Share-based compensation	—	—	2.3	—	—	—	—	2.3
Repurchase of common stock	—	—	—	1.05	(50.7)	—	—	(50.7)
Balance August 6, 2024	63.15	$0.6	$611.4	23.85	$(1,007.5)	$(1.0)	$680.9	$284.4
Net loss	—	—	—	—	—	—	(32.7)	(32.7)
Share-based compensation	—	—	2.8	—	—	—	—	2.8
Issuance of common stock	0.01	—	0.3	—	—	—	—	0.3
Repurchase of common stock	—	—	—	0.81	(28.2)	—	—	(28.2)
Balance November 5, 2024	63.16	$0.6	$614.5	24.66	$(1,035.7)	$(1.0)	$648.2	$226.6

See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in millions; unaudited)

	Nine Months Ended October 29, 2023
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	November 5, 2024	October 29, 2023
Cash flows from operating activities:
Net income	$49.0	$90.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	174.2	149.9
Non-cash interest expense	8.4	8.9
Deferred taxes	(7.5)	1.6
Loss on debt refinancing	15.2	11.2
Share-based compensation	9.1	15.4
Other, net	16.1	8.1
Changes in assets and liabilities:
Inventories	(1.1)	2.1
Prepaid expenses	(2.2)	(3.9)
Income tax receivable	0.2	19.4
Accounts receivable	0.1	1.6
Other assets and deferred charges	(5.5)	4.7
Accounts payable	(32.0)	(23.0)
Accrued liabilities	(13.8)	(22.0)
Income taxes payable	(1.5)	0.2
Other long-term liabilities	(5.3)	2.0
Net cash provided by operating activities:	203.4	267.0
Cash flows from investing activities:
Capital expenditures	(360.3)	(207.6)
Proceeds from sales of property and equipment	0.4	0.4
Net cash used in investing activities:	(359.9)	(207.2)
Cash flows from financing activities:
Proceeds from term loan and revolver	1,194.0	146.4
Term loan and revolver payments	(599.7)	(103.3)
Repayments of senior notes	(440.0)	—
Debt issuance costs	(17.4)	(3.1)
Proceeds from sale-leaseback transactions	73.3	84.2
Principal payments on sale-leaseback financing	(0.6)	—
Proceeds from the exercise of stock options	7.9	0.9
Repurchases of common stock under share repurchase program	(88.0)	(300.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(1.7)	(2.5)
Net cash provided by (used in) financing activities:	127.8	(177.4)
Decrease in cash and cash equivalents	(28.7)	(117.6)
Beginning cash and cash equivalents	37.3	181.6
Ending cash and cash equivalents	$8.6	$64.0
Supplemental disclosures of cash flow information:
Increase/(decrease) in accounts payable for the acquisition of property and equipment	$3.7	$7.9
Cash paid for income taxes, net	$20.0	$0.6
Cash paid for interest, net	$94.0	$75.7
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
During the nine months ended November 5, 2024, the Company opened nine stores, and as of November 5, 2024, the Company owned and operated 227 stores in 44 states, Puerto Rico and one Canadian province.
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
On May 6, 2024, the first day of the 2nd quarter of fiscal 2024, the Company changed its fiscal year to end on the Tuesday after the Monday closest to January 31st. The change was made to improve labor and operational efficiencies by ending the Company's periods outside of the busier weekend timeframe. As a result of this change, the second quarter and fiscal year 2024 have two additional days added to its normal 13-week quarter and 52-week year. The fourth quarter of fiscal 2024 will end on February 4, 2025.
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
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the three and nine months ended November 5, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending February 4, 2025.
Cash and Cash Equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks can create book overdrafts. There were no book overdrafts as of November 5, 2024 or as of February 4, 2024.
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

	November 5, 2024	February 4, 2024
Revolving credit facility	$101.0	—
Term loans	1,388.8	898.3
Senior secured notes	—	445.0
	$1,489.8	$1,343.3
Revenues — Our entertainment revenues primarily consist of attractions including redemption and simulation games, bowling, laser tag, billiards and gravity ropes. Our food and beverage revenues consist of full meals, appetizers and both alcoholic and non-alcoholic beverages. The Company's revenue for these categories was as follows:

	Nine Months Ended
	November 5, 2024	October 29, 2023
Entertainment	$1,038.3	$1,035.4
Other (1)	17.7	20.5
Entertainment revenues	$1,056.0	$1,055.9

Food and non-alcoholic beverages	$370.4	$370.8
Alcoholic beverages	171.8	179.6
Food and beverage revenues	$542.2	$550.4
(1) Primarily consists of revenue earned from party rentals and gift card breakage (see Revenue recognition below).
Revenue Recognition — Customers purchase cards with game play credits or “chips” to be used on a variety of redemption and simulation games. Entertainment revenues related to game play primarily consist of game play credits, which are used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations related to unredeemed game play credits and tickets. The deferral is based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. The Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. This breakage is based on the Company’s specific historical redemption patterns and will change as those redemption patterns change over time. Recognized game play credits and tickets breakage revenue is included in entertainment revenues in the statement of comprehensive income. During the nine months ended November 5, 2024, we recognized revenue of $66.5 related to the amount in deferred entertainment revenues as of the end of fiscal 2023.
We recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the nine months ended November 5, 2024, we recognized revenue of $10.3 related to the amount in deferred gift card revenue as of the end of fiscal 2023. These revenues are included in Entertainment revenues on the consolidated statements of comprehensive income.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	November 5, 2024	October 29, 2023	November 5, 2024	October 29, 2023
Basic weighted average shares outstanding	39.11	41.81	39.65	44.27
Weighted average dilutive impact of awards	—	—	0.95	0.82
Diluted weighted average shares outstanding	39.11	41.81	40.60	45.09
Weighted average awards excluded as anti-dilutive	1.55	1.62	0.32	0.90
Recent Accounting Pronouncements — In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, which requires expanded disclosures of expense information including the amounts of inventory purchases, employee compensation, depreciation, amortization, depletion and selling expenses within commonly presented expense captions presented on the face of the income statement. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, applied retrospectively. Early adoption is permitted. The Company expects ASU 2024-03 to require additional disclosures in the notes to our consolidated financial statements and currently does not plan early adoption.
See discussion at Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended February 4, 2024 for previously issued accounting pronouncements that may have an impact to the Company in the future.
Accounting Reclassifications — We reclassified $2.8 to cost of entertainment and $8.3 to cost of food and beverage, respectively, from other store operating expenses for the nine months ended October 29, 2023 to be consistent with the presentation for the nine months ended November 5, 2024. We determined that reclassifying the expenses, which are primarily related to inventory items provided to customers during promotions and events, results in a clearer presentation of the cost of goods sold.
Note 2: Accrued Liabilities
Accrued liabilities consist of the following as of the dates presented:

	November 5, 2024	February 4, 2024
Deferred entertainment revenue	$103.8	$121.2
Current portion of operating lease liabilities, net (1)	73.1	63.1
Compensation and benefits	27.7	29.0
Deferred gift card revenue	18.6	20.3
Property taxes	17.2	9.7
Sales and use and other taxes	8.1	12.5
Customer deposits	17.9	9.7
Accrued interest	1.4	9.6
Utilities	6.7	7.5
Current portion of self-insurance reserves	5.7	5.7
Current portion of deferred occupancy costs	2.3	2.9
Other	10.7	14.8
Total accrued liabilities	$293.2	$306.0
(1)The balance of leasehold incentive receivables of $6.9 and $13.0 as of November 5, 2024 and February 4, 2024, respectively, is reflected as a reduction of the current portion of operating lease liabilities.

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
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows:

	Three Months Ended		Nine Months Ended
	November 5, 2024	October 29, 2023	November 5, 2024	October 29, 2023
Operating lease cost	$50.3	$49.4	$151.3	$146.6
Variable lease cost	10.1	9.7	31.6	29.3
Short-term lease cost	0.8	0.8	1.6	2.4
Total	$61.2	$59.9	$184.5	$178.3
Operating lease payments in the table above includes minimum lease payments for future sites for which the leases have commenced. As of November 5, 2024, the Company had signed lease agreements with total lease payments of $139.6 related to seven facility leases which had not yet commenced. Fixed minimum lease payments related to these facilities are not included in the right-of-use assets and lease liabilities on the consolidated balance sheets as of November 5, 2024.
Sale-leaseback transactions
In July 2024, the Company entered into a sale and master lease agreement (a "sale-leaseback") with an unrelated third party. Under this agreement, the Company sold two of its store properties, including land, buildings and certain improvements, at a sale price of $44.8 and then leased the assets back through the sale-leaseback transaction.
In September 2024, the Company entered into a sale-leaseback with an unrelated third party. Under this agreement, the Company sold one of its store properties, including land, buildings and certain improvements, at a sale price of $28.5 and then leased the assets back through the sale-leaseback transaction.
These transactions were accounted for as failed sale-leasebacks based on GAAP under ASC 842, Leases. As a result, the store property assets remain on the consolidated balance sheet at their historical net book value and are depreciated over the remaining term of the applicable master lease. Financing liabilities were recognized in the amount of the proceeds received, net of certain transactions costs, in the amount of $44.3 and $28.0 related to the July 2024 and September 2024 transactions, respectively. The Company will not recognize rent expense related to the leased assets. Instead, monthly rent payments under the applicable master lease agreement (initially, $3.6 and $2.1 per year related to the July 2024 and September 2024 transactions, respectively) will be recorded as interest expense and a reduction of the outstanding liability.
As of November 5, 2024, including the transactions noted above, the Company had financing liabilities related to seven properties. The current outstanding liability of $0.3 is included in accrued liabilities and the long-term outstanding liability of $155.0 is included in other long-term liabilities on the consolidated balance sheet.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 4: Debt
Long-term debt consisted of the following as of the dates presented:

	November 5, 2024	February 4, 2024
Credit facility—revolver	$101.0	$—
Credit facility—term loans	1,391.0	897.8
Senior secured notes	—	440.0
Total debt outstanding	1,492.0	1,337.8
Less current installments of long-term debt	(7.0)	(9.0)
Less debt issue discounts and debt issuance costs	(40.2)	(44.8)
Long-term debt, net	$1,444.8	$1,284.0
Credit Facility
The Company has a senior secured credit agreement (the "Credit Facility") including a revolving credit facility (the "Revolving Credit Facility") and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, D&B Inc. entered into an amendment with its banking syndicate, which amended the Credit Facility (the "Fourth Amendment"). For discussion of prior amendments, see Note 7 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended February 4, 2024.
The Fourth Amendment, among other things:
•provides for a new tranche of term loans in an aggregate principal amount of $700.0 (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and
•increased the Revolving Credit Facility by $150.0 to a total $650.0 and extended the maturity to November 1, 2029.
The proceeds from the Incremental Term B Loans were primarily used to:
•redeem the $440.0 of outstanding senior secured notes (see 7.625% Senior Secured Notes below), and
•pay down $200.0 of the term loans outstanding under the Credit Facility immediately prior to the Fourth Amendment (the “Existing Term B Loans”).
Both the Existing Term B Loans and the Incremental Term B Loans bear interest at Term SOFR or ABR (each, as defined in the amended Credit Facility) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. Loans under the Revolving Credit Facility bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.00% per annum or ABR plus a spread ranging from 1.50% to 2.00% per annum. Unused commitments under the Revolving Credit Facility incur initial commitment fees of 0.30% to 0.50%. Additionally, the interest rate margin applicable to the Existing Term B Loans and loans outstanding under the Revolving Credit Facility would be subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step back up if such rating is subsequently not maintained).
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of November 5, 2024, we had letters of credit outstanding of $11.6 and an unused commitment balance of $537.4 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $650.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Facility, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc.’s existing and future wholly owned material domestic subsidiaries.
7.625% Senior Secured Notes
During fiscal 2020, the Company issued $550.0 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc. and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc.’s existing and future wholly owned material domestic subsidiaries. During fiscal 2021, the Company redeemed a total of $110.0 outstanding principal amount of the Notes.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
On November 1, 2024, using the proceeds from the Fourth Amendment to the Credit Facility discussed above, the Company redeemed the remaining $440.0 outstanding principal amount of the Notes.
Loss on debt refinancing
Term Loans — Immediately prior to the Fourth Amendment, the Company had $35.1 of unamortized debt issuance discounts and debt issuance costs. In connection with the Fourth Amendment described above, certain lenders exited the syndicate and were replaced by new syndicate members. The term loans, in the aggregate, were increased, a portion of the term loan facility was deemed extinguished, and a portion was determined to be modified. As a result, $4.1 of unamortized costs were written off and $8.2 of new fees were expensed on the modified portion resulting in a total charge of $12.3 included in loss on debt refinancing on the consolidated statements of comprehensive income. The remaining unamortized issuance discounts and new issuance discount and costs immediately subsequent to the refinancings were deferred and are amortized into interest expense, net over the remaining term of the Existing Term B Loans and the Incremental Term B Loans.
Revolving Credit Facility — Immediately prior to the Fourth Amendment, the Company had $3.8 of unamortized debt issuance costs. In connection with the Fourth Amendment described above, certain lenders exited the syndicate and were replaced by new syndicate members. The Revolving Credit Facility was increased in size, a portion of the Revolving Credit Facility was deemed extinguished, and a portion was determined to be modified. As a result, $0.6 of unamortized costs were written off and included in loss on debt refinancing on the consolidated statements of comprehensive income. The remaining unamortized issuance discounts and new issuance costs immediately subsequent to the refinancings were deferred and are amortized into interest expense, net over the remaining term of the Credit Facility.
The Notes — Immediately prior to paying down the Notes, the Company had $2.3 of unamortized debt issuance costs. The Notes were deemed fully extinguished, and all such costs were included in loss on debt refinancing on the consolidated statements of comprehensive income.
Restrictive covenants and debt compliance
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined, as of the end of each fiscal quarter. As of November 5, 2024, we believe we were in compliance with all agreements, including all related covenants, governing our outstanding debt.
Interest expense
The Company’s weighted average effective interest rate on our total debt facilities was 9.3% and 10.3% for the nine months ended November 5, 2024 and October 29, 2023, respectively.
The following table sets forth our recorded interest expense, net for the periods presented:

	Nine Months Ended
	November 5, 2024	October 29, 2023
Interest expense on debt	$88.3	$90.7
Interest associated with swap agreements	—	(0.4)
Amortization of debt issue discount and debt issuance cost	8.4	8.6
Interest expense on sale-leasebacks (1)	5.4	—
Interest income	(0.4)	(4.6)
Capitalized interest	(1.8)	(1.8)
Total interest expense, net	$99.9	$92.5
(1)    See discussion of sale-leaseback transaction at Note 3 to the unaudited consolidated financial statements.

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
Our Board of Directors has approved a share repurchase program with a total authorization limit of $500.0. During the nine months ended November 5, 2024, the Company repurchased 2.04 million shares at an average of $43.25 per share. The remaining dollar value of shares that may be repurchased under the program was $112.0 as of November 5, 2024. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
Share-based compensation
Our compensation expense related to share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	November 5, 2024	October 29, 2023	November 5, 2024	October 29, 2023
General and administrative expenses	$2.8	$3.5	$9.1	$15.4
Share-based awards
Our share-based compensation award activity during the nine months ended November 5, 2024 was as follows:

	Options	Restricted Stock Units	Total
Outstanding at February 4, 2024	0.82	1.51	2.33
Granted	0.08	0.18	0.26
Exercised	(0.17)	n/a	(0.17)
Performance adjusted units	n/a	(0.06)	(0.06)
RSUs vested	n/a	(0.08)	(0.08)
Forfeited	(0.06)	(0.24)	(0.30)
Outstanding at November 5, 2024	0.67	1.31	1.98
Remaining unrecognized compensation expense	$2.9	$20.0	$22.9
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
During the nine months ended November 5, 2024, the Company granted certain options and time-based and performance-based restricted stock units to employees and directors of the Company. These grants vest over a range of one year to five years. Certain of the market-based restricted stock units can vest earlier if the targets are achieved prior to that time. As a result, the requisite service period for such grants was determined to be less than the explicit service period.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 7: Income Taxes
The effective tax rate for the nine months ended November 5, 2024, was 19.9%, compared to 19.9% for the nine months ended October 29, 2023.

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
Quarterly Financial Highlights
•Third quarter revenue of $453.0 million decreased 3.0% from the third quarter of 2023.
•Comparable store sales decreased 7.7% compared to the same calendar period in 2023. The same calendar period compares the 91 days of the third quarter from August 7, 2024 through November 5, 2024 to the 91 days of the prior year from August 9, 2023 through November 7, 2023. See further discussion of comparable store sales below at Revenues.
•Net loss totaled $32.7 million, or $0.84 per diluted share, compared with net loss of $5.2 million, or $0.12 per diluted share in the third quarter of 2023.
•Adjusted EBITDA of $68.3 million decreased 16.3%, or $13.3 million, from the third quarter of 2023.
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
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance, including:

Comparable store sales — Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the current fiscal year and excluding stores permanently closed or planned for closure during the current fiscal year. For fiscal 2024, our comparable store base consists of 195 stores, of which 146 are Dave & Buster's branded stores and 49 are Main Event branded stores.
New store openings — Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. For the nine months ended November 5, 2024, we opened nine new stores (seven Dave & Buster's branded stores and two Main Event branded stores).
Non-GAAP Financial Measures
In addition to the results provided in accordance with GAAP, we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Adjusted EBITDA, Credit Adjusted EBITDA and Store Operating Income Before Depreciation and Amortization (defined below). These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. In addition, Adjusted EBITDA excludes certain other costs which may be important in analyzing our GAAP results. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Our calculations of Adjusted EBITDA adjust for these amounts because they do not directly relate to the ongoing operations of the currently underlying business of our stores and therefore complicate comparison of the underlying business between periods. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA, Credit Adjusted EBITDA or Store Operating Income Before Depreciation and Amortization in isolation and also uses other measures, such as revenues, gross margin, operating income and net income to measure operating performance.
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
Credit Adjusted EBITDA
We define “Credit Adjusted EBITDA” as net income plus certain items as defined at Adjusted EBITDA above, as well as certain other adjustments as defined in our Credit Facility (see Liquidity and Capital Resources below for additional discussion and reconciliation). These other adjustments include (i) increases in entertainment revenue deferrals, (ii) the cost of new projects, including store pre-opening costs, and (iii) other costs and adjustments as permitted by the debt agreements. We believe the presentation of Credit Adjusted EBITDA is appropriate as it provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Credit Facility.
Store Operating Income Before Depreciation and Amortization
We define “Store Operating Income Before Depreciation and Amortization” as operating income, plus depreciation and amortization expense, general and administrative expenses and pre-opening costs. Store Operating Income Before Depreciation and Amortization allows us to evaluate operating performance of each store across stores of varying size and volume.
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
On May 6, 2024, the first day of the second quarter of fiscal 2024, the Company changed its fiscal year to end on the Tuesday after the Monday closest to January 31st. The change was made to improve labor and operational efficiencies by ending the Company's periods outside of the busier weekend timeframe. As a result of this change, the second quarter and fiscal year 2024 have two additional days added to its normal 13-week quarter and 52-week year. The fourth quarter of fiscal 2024 will end on February 4, 2025.
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

Three Months Ended November 5, 2024 (the “third quarter of 2024”) Compared to the Three Months Ended October 29, 2023 (the “third quarter of 2023”)
Results of operations — The following table sets forth selected data for the periods indicated. All information is derived from the accompanying unaudited consolidated statement of comprehensive income.

	Three Months Ended
	November 5, 2024 (1)		October 29, 2023 (1)
Entertainment revenues	$294.6	65.0%	$302.0	64.7%
Food and beverage revenues	158.4	35.0%	164.9	35.3%
Total revenues	453.0	100.0%	466.9	100.0%
Cost of entertainment (2)	25.1	8.5%	30.5	10.1%
Cost of food and beverage (2)	42.7	27.0%	45.9	27.8%
Total cost of products	67.8	15.0%	76.4	16.4%
Operating payroll and benefits	120.9	26.7%	119.9	25.7%
Other store operating expenses (2)	171.7	37.9%	167.7	35.9%
General and administrative expenses	27.2	6.0%	28.4	6.1%
Depreciation and amortization expenses	53.9	11.9%	51.9	11.1%
Pre-opening costs	5.2	1.1%	4.0	0.9%
Total operating costs	446.7	98.6%	448.3	96.0%
Operating income	6.3	1.4%	18.6	4.0%
Interest expense, net	32.9	7.3%	28.9	6.2%
Loss on debt refinancing	15.2	3.4%	—	—%
Loss before benefit from income taxes	(41.8)	(9.2)%	(10.3)	(2.2)%
Benefit from income taxes	(9.1)	(2.0)%	(5.1)	(1.1)%
Net loss	$(32.7)	(7.2)%	$(5.2)	(1.1)%
Company-owned stores at end of period		227		214
(1)All percentages are expressed as a percentage of total revenues for the respective period presented, except cost of entertainment, which is expressed as a percentage of entertainment revenues, and cost of food and beverage, which is expressed as a percentage of food and beverage revenues.
(2)We reclassified $1.0 to cost of entertainment and $2.6 to cost of food and beverage, respectively, from other store operating expenses for the third quarter of 2023 to be consistent with the presentation for the third quarter of 2024. We determined that reclassifying the expenses, which are primarily related to inventory items provided to customers during promotions and events, results in a clearer presentation of the cost of goods sold.

Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	November 5, 2024 (5)		October 29, 2023 (5)
Net loss	$(32.7)	(7.2)%	$(5.2)	(1.1)%
Interest expense, net	32.9		28.9
Loss on debt refinancing	15.2		—
Benefit from income taxes	(9.1)		(5.1)
Depreciation and amortization expense	53.9		51.9
Share-based compensation (1)	2.8		3.5
Transaction and integration costs (2)	0.4		1.6
System implementation costs (3)	2.9		3.0
Other items, net (4)	2.0		3.0
Adjusted EBITDA	$68.3	15.1%	$81.6	17.5%
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
(4)The amount for the third quarter of 2024 primarily consisted of $1.3 million of one-time, third-party consulting fees, $0.3 million of severance costs and a $0.4 million gain on property and equipment transactions. The amount for the third quarter of 2023 primarily consisted of losses on property and equipment transactions. The third-party consulting fees are not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy and one discrete, project-based initiative to transform our supply chain operational efficiency. They are included in general and administrative expenses on the consolidated statement of comprehensive income. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business.
(5)All percentages are expressed as a percentage of total revenues for the respective period presented.
Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Three Months Ended
	November 5, 2024 (1)		October 29, 2023 (1)
Operating income	$6.3	1.4%	$18.6	4.0%
General and administrative expenses	27.2		28.4
Depreciation and amortization expense	53.9		51.9
Pre-opening costs	5.2		4.0
Store Operating Income Before Depreciation and Amortization	$92.6	20.4%	$102.9	22.0%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.

Results of Operations
Revenues
Total revenues for the third quarter of 2024 decreased $13.9 million, or 3.0%, to $453.0 million compared to $466.9 million for the third quarter of 2023. Entertainment revenues for the third quarter of 2024 decreased by $7.4 million, or 2.5%, to $294.6 million from $302.0 million in the third quarter of 2023. Food sales decreased by $3.0 million, or 2.7%, to $106.6 million in the third quarter of 2024 from $109.6 million in the third quarter of 2023. Beverage sales decreased by $3.5 million, or 6.3%, to $51.8 million in the third quarter of 2024 from $55.3 million in the third quarter of 2023.
Revenue mix by category, as a percentage of total revenues, for the periods indicated was as follows:

	Three Months Ended
	November 5, 2024	October 29, 2023
Entertainment revenues	65.0%	64.7%
Food revenues	23.5%	23.5%
Beverage revenues	11.5%	11.8%
Selected revenue and store data for the periods indicated are as follows:

	Three Months Ended
	November 5, 2024	October 29, 2023	Change
Comparable store revenues, on a fiscal calendar basis	$383.2	$426.5	$(43.3)
Noncomparable store revenues (1)	57.0	41.1	15.9
Changes in entertainment revenue deferrals	11.3	(1.5)	12.8
Other noncomparable revenues	1.5	0.8	0.7
Total revenues	$453.0	$466.9	$(13.9)

Comparable store operating weeks	2,535	2,535	—
Noncomparable store operating weeks (1)	431	239	192
Total store operating weeks	2,966	2,774	192
(1)Our noncomparable store count includes two stores that were closed during the second quarter of 2024.
The decrease in revenue is primarily attributable to a $43.3 million decrease in comparable store sales, partially offset by $15.9 million of incremental sales from new stores, an increase in other noncomparable revenues of $0.7 million, and $12.8 million in changes in entertainment revenue deferrals. The decrease in comparable store revenues is due primarily to a reduction in demand relative to a more robust consumer environment in the prior year period. The changes in entertainment revenue deferrals reflect breakage on unredeemed game play credits and tickets corresponding to guest redemption patterns over time. See Revenue Recognition at Note 1 to the unaudited consolidated financial statements for discussion of revenue recognition associated with play credits and tickets.
The $43.3 million, or 10.2%, comparable store revenue decrease presented in the table above is on a fiscal period basis. Due to the 53rd week in fiscal 2023, the third quarter of 2024 ended one week later than the third quarter of 2023. Comparable store revenues based on the same calendar period adjusts for these impacts and compares the 91-day period from August 7, 2024 through November 5, 2024 to the 91-day period from August 9, 2023 through November 7, 2023. Comparable store revenues based on the same calendar period decreased 7.7%.
Cost of products
The total cost of products was $67.8 million for the third quarter of 2024 compared to $76.4 million for the third quarter of 2023. The total cost of products as a percentage of total revenues decreased to 15.0% for the third quarter of 2024 compared to 16.4% for the third quarter of 2023.
Cost of entertainment was $25.1 million in the third quarter of 2024 compared to $30.5 million in the third quarter of 2023. The cost of entertainment, as a percentage of entertainment revenues, decreased to 8.5% for the third quarter of 2024 from 10.1% in the third quarter of 2023. The decrease was primarily attributable to price increases.

Cost of food and beverage products was $42.7 million for the third quarter of 2024 compared to $45.9 million for the third quarter of 2023. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 27.0% for the third quarter of 2024 from 27.8% for the third quarter of 2023. The decrease was primarily attributable to food and beverage menu price increases, continued supply chain and ingredient optimization, and the mix of products sold with our new menu.
Operating payroll and benefits
Total operating payroll and benefits was $120.9 million in the third quarter of 2024 compared to $119.9 million in the third quarter of 2023. The total cost of operating payroll and benefits as a percentage of total revenues was 26.7% in the third quarter of 2024 compared to 25.7% in the third quarter of 2023. This increase is primarily due to additional stores in the current year and employee retention tax credits recognized in the prior year, partially offset by labor management efficiencies.
Other store operating expenses
Other store operating expenses was $171.7 million in the third quarter of 2024 compared to $167.7 million in the third quarter of 2023. Other store operating expense as a percentage of total revenues increased to 37.9% in the third quarter of 2024 compared to 35.9% in the third quarter of 2023. The increase is primarily due to higher occupancy costs for new stores and repairs & maintenance costs.
General and administrative expenses
General and administrative expenses decreased to $27.2 million in the third quarter of 2024 compared to $28.4 million in the third quarter of 2023. The decrease in general and administrative expenses was driven primarily by lower share-based and incentive compensation in the current year, partially offset by increased consulting and other costs related to discrete, one-time initiatives. General and administrative expenses as a percentage of total revenues decreased to 6.0% in the third quarter of 2024 compared to 6.1% in the third quarter of 2023 for the same reasons.
Depreciation and amortization expense
Depreciation and amortization expense increased to $53.9 million in the third quarter of 2024 compared to $51.9 million in the third quarter of 2023, primarily due to new store openings and store remodels.
Pre-opening costs
Pre-opening costs of $5.2 million in the third quarter of 2024 increased to $4.0 million in the third quarter of 2023 due to the timing of costs in our pipeline of new stores for each period.
Interest expense, net
Interest expense, net increased to $32.9 million in the third quarter of 2024 compared to $28.9 million in the third quarter of 2023 due primarily to a decrease in interest income and incremental interest expense associated with sale-leaseback transactions and borrowings outstanding under our Credit Agreement, partially offset by a decrease in interest rates on our Credit Facility. See further discussion of the Company's debt activity and failed sale-leaseback transaction at Note 4 and Note 3, respectively, to the unaudited consolidated financial statements.
Loss on debt refinancing
Loss on debt refinancing was $15.2 million in the third quarter of 2024 as a result of an amendment to our Credit Facility. See further discussion at Note 4 to the unaudited consolidated financial statements.
Benefit from income taxes
The effective tax rate for the third quarter of 2024 was 21.8%, compared to 49.5% for the third quarter of 2023. The third quarter of 2024 year tax provision included lower excess tax benefits associated with share-based compensation and higher permanent differences compared to the third quarter of 2023.

Nine Months Ended November 5, 2024 (the “2024 period”) Compared to the Nine Months Ended October 29, 2023 (the “2023 period”)
Results of operations
The following table sets forth selected data for the periods indicated. All information is derived from the accompanying consolidated statement of comprehensive income.

	Nine Months Ended
	November 5, 2024 (1)		October 29, 2023 (1)
Entertainment revenues	$1,056.0	66.1%	$1,055.9	65.7%
Food and beverage revenues	542.2	33.9%	550.4	34.3%
Total revenues	1,598.2	100.0%	1,606.3	100.0%
Cost of entertainment (2)	91.2	8.6%	101.0	9.6%
Cost of food and beverage (2)	145.7	26.9%	156.8	28.5%
Total cost of products	236.9	14.8%	257.8	16.0%
Operating payroll and benefits	393.7	24.6%	377.5	23.5%
Other store operating expenses (2)	515.4	32.2%	499.3	31.1%
General and administrative expenses	89.1	5.6%	92.0	5.7%
Depreciation and amortization expenses	174.2	10.9%	149.9	9.3%
Pre-opening costs	12.6	0.8%	12.7	0.8%
Total operating costs	1,421.9	89.0%	1,389.2	86.5%
Operating income	176.3	11.0%	217.1	13.5%
Interest expense, net	99.9	6.3%	92.5	5.8%
Loss on debt refinancing	15.2	1.0%	11.2	0.7%
Income before provision for income taxes	61.2	3.8%	113.4	7.1%
Provision for income taxes	12.2	0.8%	22.6	1.4%
Net income	$49.0	3.1%	$90.8	5.7%
Company-owned stores at end of period		227		214
(1)All percentages are expressed as a percentage of total revenues for the respective period presented, except cost of entertainment, which is expressed as a percentage of entertainment revenues, and cost of food and beverage, which is expressed as a percentage of food and beverage revenues.
(2)We reclassified $2.8 to cost of entertainment and $8.3 to cost of food and beverage, respectively, from other store operating expenses for the 2023 period to be consistent with the presentation for the 2024 period. We determined that reclassifying the expenses, which are primarily related to inventory items provided to customers during promotions and events, results in a clearer presentation of the cost of goods sold.

Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Nine Months Ended
	November 5, 2024 (5)		October 29, 2023 (5)
Net income	$49.0	3.1%	$90.8	5.7%
Interest expense, net	99.9		92.5
Loss on debt refinancing	15.2		11.2
Provision for income taxes	12.2		22.6
Depreciation and amortization expense	174.2		149.9
Share-based compensation (1)	9.1		15.4
Transaction and integration costs (2)	1.4		9.6
System implementation costs (3)	9.5		6.2
Other items, net (4)	8.5		5.7
Adjusted EBITDA	$379.0	23.7%	$403.9	25.1%
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
(4)The amount for the 2024 period primarily consisted of $10.3 million of one-time, third-party consulting fees, $1.2 million of severance costs and a $3.0 million gain on property and equipment transactions. The amount for the 2023 period primarily consisted of $2.0 million of one-time, third-party consulting fees, a $1.7 million impairment charge related to assets removed from service and a $1.6 million loss on property and equipment transactions. The third-party consulting fees are not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy, and one discrete, project-based initiative to transform our supply chain operational efficiency. They are included in general and administrative expenses on the consolidated statement of comprehensive income. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business.
(5)All percentages are expressed as a percentage of total revenues for the respective period presented.
Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Nine Months Ended
	November 5, 2024 (1)		October 29, 2023 (1)
Operating income	$176.3	11.0%	$217.1	13.5%
General and administrative expenses	89.1		92.0
Depreciation and amortization expense	174.2		149.9
Pre-opening costs	12.6		12.7
Store Operating Income Before Depreciation and Amortization	$452.2	28.3%	$471.7	29.4%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.

Results of Operations
Revenues
Total revenues for the 2024 period decreased $8.1 million, or 0.5%, to $1,598.2 million compared to $1,606.3 million for the 2023 period. Entertainment revenues for the 2024 period increased by $0.1 million to 1,056.0 from $1,055.9 million in the 2023 period. Food sales decreased by $0.4 million, or 0.1%, to $370.4 million in the 2024 period from $370.8 million in the 2023 period. Beverage sales decreased by $7.8 million, or 4.3%, to $171.8 million in the 2024 period from $179.6 million in the 2023 period.
Revenue mix by category, as a percentage of total revenues, for the periods indicated was as follows:

	Nine Months Ended
	November 5, 2024	October 29, 2023
Entertainment revenues	66.1%	65.7%
Food revenues	23.2%	23.1%
Beverage revenues	10.7%	11.2%
Selected revenue and store data for the periods indicated are as follows:

	Nine Months Ended
	November 5, 2024	October 29, 2023	Change
Comparable store revenues, on a fiscal calendar basis (1)	$1,389.2	$1,490.3	$(101.1)
Noncomparable store revenues (1)(2)	189.8	118.1	71.7
Changes in entertainment revenue deferrals	17.5	(6.5)	24.0
Other noncomparable revenues	1.7	4.4	(2.7)
Total revenues	$1,598.2	$1,606.3	$(8.1)

Comparable store operating weeks (1)	7,661	7,605	56
Noncomparable store operating weeks (1)(2)	1,182	587	595
Total store operating weeks	8,843	8,192	651
(1)During the 2024 period we adjusted our period close from Sunday to Tuesday of each week (see further discussion at Note 1). This adjustment had the effect of adding 56 store operating weeks for our comparable stores and nine weeks for our noncomparable stores for the 2024 period.
(2)Our noncomparable store count includes two stores that were closed during the 2024 period.
The decrease in revenue is primarily attributable to a $101.1 million decrease in comparable store sales and a decrease of $2.7 million in other noncomparable revenues, partially offset by $71.7 million of incremental sales from new stores and $24.0 million in changes in deferred entertainment revenue. The decrease in comparable store revenues is due primarily to a reduction in demand relative to a more robust consumer environment in the prior year period. The changes in entertainment revenue deferrals reflect breakage on unredeemed game play credits and tickets corresponding to guest redemption patterns over time. See Revenue Recognition at Note 1 to the unaudited consolidated financial statements for discussion of revenue recognition associated with play credits and tickets
The $101.1 million, or 6.8%, comparable store revenue decrease presented in the table above is on a fiscal period basis. Due to the 53rd week in fiscal 2023, the 2024 period ended approximately one week later than the 2023 period. Additionally, the 2024 period includes two additional days of revenue due to the adjusted calendar discussed in the footnote to the table above. Comparable store revenues based on the same calendar period adjusts for this shift in weeks and compares the period from February 5, 2024 through November 5, 2024 to the period from February 6, 2023 through November 7, 2023. Comparable store revenues based on the same calendar period decreased 6.4%.
Cost of products
The total cost of products was $236.9 million for the 2024 period and $257.8 million for the 2023 period. The total cost of products as a percentage of total revenues decreased to 14.8% for the 2024 period compared to 16.0% for the 2023 period.
Cost of entertainment decreased to $91.2 million in the 2024 period compared to $101.0 million in the 2023 period. The cost of entertainment, as a percentage of entertainment revenues, decreased to 8.6% for the 2024 period from 9.6% in the 2023 period. The decrease was primarily attributable to price increases.

Cost of food and beverage products decreased to $145.7 million for the 2024 period compared to $156.8 million for the 2023 period. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 26.9% for the 2024 period from 28.5% for the 2023 period. The decrease was primarily attributable to food and beverage menu price increases, continued supply chain and ingredient optimization, and the mix of products sold with our new menu, partially offset by promotional pricing to drive traffic and loyalty engagement.
Operating payroll and benefits
Total operating payroll and benefits increased to $393.7 million in the 2024 period compared to $377.5 million in the 2023 period. The total cost of operating payroll and benefits as a percentage of total revenues was 24.6% in the 2024 period compared to 23.5% in the 2023 period. This increase is primarily due to additional stores in the current year and $9.6 million in employee retention tax credits recognized in the prior year, partially offset by labor management efficiencies.
Other store operating expenses
Other store operating expenses increased to $515.4 million in the 2024 period compared to $499.3 million in the 2023 period. The increase is primarily due to higher occupancy and utilities costs related to new store openings, marketing costs, and IT costs related to newly implemented store and enterprise technology systems, partially offset by gains on asset disposals and lease terminations and favorable self-insurance experience rates. Other store operating expense as a percentage of total revenues increased to 32.2% in the 2024 period compared to 31.1% in the 2023 period. This increase as a percentage of total revenues was due primarily to the reasons above.
General and administrative expenses
General and administrative expenses decreased to $89.1 million in the 2024 period compared to $92.0 million in the 2023 period. The decrease in general and administrative expenses was driven primarily by lower share-based and incentive compensation in the current year, partially offset by increased consulting and other costs related to discrete, one-time initiatives. General and administrative expenses as a percentage of total revenues decreased to 5.6% in the 2024 period compared to 5.7% in the 2023 period due primarily to the reasons noted above.
Depreciation and amortization expense
Depreciation and amortization expense increased to $174.2 million in the 2024 period compared to $149.9 million in the 2023 period, primarily due to new store openings and remodels and the acceleration of depreciation for two store closures.
Pre-opening costs
Pre-opening costs of $12.6 million in the 2024 period was comparable to $12.7 million in the 2023 period primarily due to the similar cadence of new store openings.
Loss on debt refinancing
Loss on debt refinancing was $15.2 million in the 2024 period and $11.2 million in the 2023 period as a result of amendments to our Credit Facility in the respective periods. See further discussion at Note 4 to the unaudited consolidated financial statements.
Interest expense, net
Interest expense, net increased to $99.9 million in the 2024 period compared to $92.5 million in the 2023 period due primarily to incremental interest expense associated with sale-leaseback transactions and borrowings outstanding under our Credit Agreement, partially offset by a decrease in interest rates on our Credit Facility. See further discussion of the Company's debt activity and failed sale-leaseback transaction at Note 4 and Note 3, respectively, to the unaudited consolidated financial statements.
Provision for income taxes
The effective tax rate for the 2024 period was 19.9%, compared to 19.9% for the 2023 period.

Liquidity and Capital Resources
Credit Facility
The Company has a senior secured credit agreement (the "Credit Facility") including a revolving credit facility (the "Revolving Credit Facility") and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, D&B Inc. entered into an amendment with its banking syndicate, which amended the Credit Facility (the "Fourth Amendment"). For discussion of prior amendments, see Note 7 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended February 4, 2024.
The Fourth Amendment, among other things:
•provides for a new tranche of term loans in an aggregate principal amount of $700.0 (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and
•increased the Revolving Credit Facility by $150.0 to a total $650.0 and extended the maturity to November 1, 2029.
The proceeds from the Incremental Term B Loans were primarily used to:
•redeem the $440.0 of outstanding senior secured notes (see 7.625% Senior Secured Notes below), and
•pay down $200.0 of the term loans outstanding under the Credit Facility immediately prior to the Fourth Amendment (the “Existing Term B Loans”).
Both the Existing Term B Loans and the Incremental Term B Loans bear interest at Term SOFR or ABR (each, as defined in the amended Credit Facility) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. Loans under the Revolving Credit Facility bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.00% per annum or ABR plus a spread ranging from 1.50% to 2.00% per annum. Unused commitments under the Revolving Credit Facility incur initial commitment fees of 0.30% to 0.50%. Additionally, the interest rate margin applicable to the Existing Term B Loans and loans outstanding under the Revolving Credit Facility would be subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step back up if such rating is subsequently not maintained).
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of November 5, 2024, we had letters of credit outstanding of $11.6 and an unused commitment balance of $537.4 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $650.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Facility, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements. The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc.’s existing and future wholly owned material domestic subsidiaries.
7.625% Senior Secured Notes
During fiscal 2020, the Company issued $550.0 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc. and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc.’s existing and future wholly owned material domestic subsidiaries. During fiscal 2021, the Company redeemed a total of $110.0 outstanding principal amount of the Notes.
On November 1, 2024, using the proceeds from the Fourth Amendment to the Credit Facility discussed above, the Company redeemed the remaining $440.0 outstanding principal amount of the Notes.
Loss on debt refinancing
Term Loans — Immediately prior to the Fourth Amendment, the Company had $35.1 of unamortized debt issuance discounts and debt issuance costs. In connection with the Fourth Amendment described above, certain lenders exited the syndicate and were replaced by new syndicate members. The term loans, in the aggregate, were increased, a portion of the term loan facility was deemed extinguished, and a portion was determined to be modified. As a result, $4.1 of unamortized costs were written off and $8.2 of new fees were expensed on the modified portion resulting in a total charge of $12.3 included in loss on debt refinancing on the consolidated statements of comprehensive income. The remaining unamortized issuance discounts and new issuance discount and costs immediately subsequent to the refinancings were deferred and are amortized into interest expense, net over the remaining term of the Existing Term B Loans and the Incremental Term B Loans.
Revolving Credit Facility — Immediately prior to the Fourth Amendment, the Company had $3.8 of unamortized debt issuance costs. In connection with the Fourth Amendment described above, certain lenders exited the syndicate and were replaced by new syndicate members. The Revolving Credit Facility was increased in size, a portion of the Revolving Credit Facility was deemed extinguished, and a portion was determined to be modified. As a result, $0.6 of unamortized costs were written off and included in loss on debt refinancing on the consolidated statements of comprehensive income. The remaining unamortized issuance discounts and new issuance costs immediately subsequent to the refinancings were deferred and are amortized into interest expense, net over the remaining term of the Credit Facility.
The Notes — Immediately prior to paying down the Notes, the Company had $2.3 of unamortized debt issuance costs. The Notes were deemed fully extinguished, and all such costs were included in loss on debt refinancing on the consolidated statements of comprehensive income.
Sale-leaseback transactions
In July 2024, the Company entered into a sale and master lease agreement (a "sale-leaseback") with an unrelated third party. Under this agreement, the Company sold two of its store properties, including land, buildings and certain improvements, at a sale price of $44.8 and then leased the assets back through the sale-leaseback transaction.
In September 2024, the Company entered into a sale-leaseback with an unrelated third party. Under this agreement, the Company sold one of its store properties, including land, buildings and certain improvements, at a sale price of $28.5 and then leased the assets back through the sale-leaseback transaction.
These transactions were accounted for as failed sale-leasebacks based on GAAP under ASC 842, Leases. As a result, the store property assets remain on the consolidated balance sheet at their historical net book value and are depreciated over the remaining term of the applicable master lease. Financing liabilities were recognized in the amount of the proceeds received, net of certain transactions costs, in the amount of $44.3 and $28.0 related to the July 2024 and September 2024 transactions, respectively. The Company will not recognize rent expense related to the leased assets. Instead, monthly rent payments under the applicable master lease agreement (initially, $3.6 and $2.1 per year related to the July 2024 and September 2024 transactions, respectively) will be recorded as interest expense and a reduction of the outstanding liability.
As of November 5, 2024, including the transactions noted above, the Company had financing liabilities related to seven properties. The current outstanding liability of $0.3 is included in accrued liabilities and the long-term outstanding liability of $155.0 is included in other long-term liabilities on the consolidated balance sheet.
Interest expense
The following table sets forth our recorded interest expense, net for the periods presented:

	Three Months Ended		Nine Months Ended
	November 5, 2024	October 29, 2023	November 5, 2024	October 29, 2023
Interest expense on debt	$28.5	$30.0	$88.3	$90.7
Interest associated with swap agreements	—	(0.2)	—	(0.4)
Amortization of debt issue discount and debt issuance cost	2.8	2.6	8.4	8.6
Interest expense on sale-leasebacks (1)	2.5	—	5.4	—
Interest income	(0.1)	(2.9)	(0.4)	(4.6)
Capitalized interest	(0.8)	(0.6)	(1.8)	(1.8)
Total interest expense, net	$32.9	$28.9	$99.9	$92.5
(1)    See discussion of sale-leaseback transactions at Note 3 to the unaudited consolidated financial statements.

Credit Adjusted EBITDA and Net Total Leverage Ratio.
Credit Adjusted EBITDA, a non-GAAP measure, represents net income plus certain items as defined at Adjusted EBITDA at Non-GAAP Financial Measures above, as well as certain other adjustments as defined in our Credit Facility. The following table reconciles Net income to Credit Adjusted EBITDA, as defined in our Credit Facility for the period indicated:

Trailing Four Quarters Ended November 5, 2024
Net income	$85.1
Add back:
Interest expense, net	134.8
Loss on debt refinancing	20.1
Provision for income taxes	25.8
Depreciation and amortization expense	232.8
Share-based compensation (1)	9.7
Transaction and integration costs (2)	2.9
System implementation costs (3)	12.7
Pre-opening costs (4)	18.3
Other items, net (5)	6.8
Credit Adjusted EBITDA, a non-GAAP measure	$549.0
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
(5)Amount primarily consists of one-time, third-party consulting fees, severance costs and (gain) loss on property and equipment transactions. The third-party consulting fees are not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy, which are included in general and administrative expenses on the consolidated statement of comprehensive income. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business.

The Company's maximum permitted Net Total Leverage Ratio, as defined in our Credit Facility, is 3.5x. The following table calculates Net Total Leverage Ratio as of and for the period indicated:

		As of, and for the Trailing Four Quarters Ended November 5, 2024
Credit Adjusted EBITDA (a)		$549.0
Total debt (1)		$1,451.8
Less: Cash and cash equivalents		$(8.6)
Add: Outstanding letters of credit		$11.6
Net debt (b)		$1,454.8
Net Total Leverage Ratio (b / a)	2.6	x
(1)Amount represents the face amount of debt outstanding, net of unamortized debt issuance costs and debt discount.
Dividends and Share Repurchases
Our Board of Directors has approved a share repurchase program with a total authorization limit of $500.0 million. During the 2024 period, the Company repurchased 2.04 million shares for a total of $88.0 million representing 5.1% of the shares issued and outstanding as of February 4, 2024. The remaining dollar value of shares that may be repurchased under the program is $112.0 million as of November 5, 2024.
There were no dividends declared or paid during the 2024 period. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, compliance with debt agreements and other factors that the Board of Directors considers relevant.
Cash and Cash Equivalents
As of November 5, 2024, the Company had cash and cash equivalents of $8.6 million. The Company can operate with a working capital deficit because cash from sales is usually received before related liabilities for product supplies, labor and services become due. Our operations do not require significant inventory or receivables, and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as non-current assets and not a part of working capital. Based on our current business plan, we believe our cash and cash equivalents, combined with expected cash flows from operations and available borrowings under our Revolving Credit Facility, should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our capital allocation strategy, including capital expenditures, through at least the next twelve months.
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
Cash flow from operating activities decreased to $203.4 million for the 2024 period compared to $267.0 million for the 2023 period. The decrease was primarily driven by a decrease in net income and the timing of changes in working capital.
Investing Activities — Cash flow used in investing increased to $359.9 million for the 2024 period from $207.2 million for the 2023 period primarily due to an increase in capital expenditures related to store remodels and new store openings.

The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives (“Payments from landlords”).

	Nine Months Ended
	November 5, 2024	October 29, 2023
New stores	$155.6	$132.5
Remodels and other initiatives	148.9	23.7
Games	15.2	13.5
Maintenance	44.3	45.8
Total capital additions	$364.0	$215.5
Payments from landlords	$16.3	$13.1
Financing Activities — Cash flow from financing was $127.8 million in the 2024 period primarily consisting of net debt proceeds, proceeds from sale leaseback transactions and proceeds from stock option exercises, partially offset by share repurchases. Cash flow used in financing activities of $177.4 million in the 2023 period primarily consisted of share repurchases, partially offset by net debt proceeds.
Contractual Obligations and Commitments
Other than the debt refinancing activity discussed at Note 4 to the unaudited consolidated financial statements, there have been no material changes to our contractual obligations as reported on Form 10-K for the year ended February 4, 2024.
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
Interest Rate Risk
The Credit Facility, discussed further at Note 4 to the unaudited consolidated financial statements, is based on variable interest rates. As of November 5, 2024, the Company had $101.0 million outstanding on its revolving facility and an outstanding balance of $1,391.0 million on its term loan facility. The impact on our annual results of operations of a hypothetical one percentage point interest rate change on the outstanding balance of the credit facility as of November 5, 2024 would be approximately $14.9 million.

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
There were no other changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third quarter ended November 5, 2024.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 5 to our unaudited consolidated financial statements set forth in Part I of this report.
Item 1A. Risk Factors
See discussion in “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended February 4, 2024.
Item 2.    Unregistered Sales of Equity Securities
Information regarding repurchase of our common stock during the nine months ended November 5, 2024:

Period (1)	Total Number of Shares Repurchased (2) (in millions)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2) (3) (in millions)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans (4) (in millions)
February 5, 2024 to March 3, 2024	—	$—	—	$200.0
March 4, 2024 to April 7, 2024	—	$—	—	$200.0
April 8, 2024 to May 5, 2024	0.18	$52.97	0.18	$190.2
May 6, 2024 to June 4, 2024	0.65	$51.24	0.84	$156.8
June 5, 2024 to July 9, 2024	0.29	$44.27	1.13	$144.0
July 10, 2024 to August 6, 2024	0.10	$38.55	1.23	$140.0
August 7, 2024 to September 3, 2024	—	$—	1.23	$140.0
September 4, 2024 to October 8, 2024	—	$—	1.23	$140.0
October 9, 2024 to November 5, 2024	0.81	$34.77	2.04	$112.0
(1)The Company uses a "4-5-4" calendar to determine the months in each quarter. The periods presented represent the 4-week and 5-week periods making up the nine months ended November 5, 2024.
(2)Represents cumulative shares repurchased under repurchase programs. Excludes shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance-based restricted stock units totaling 0.03 for the nine months ended November 5, 2024.
(3)Our Board of Directors approved a share repurchase program in March 2023, with approved increases in April and September 2023 and February 2024 (see further discussion at Note 6 to our unaudited consolidated financial statements). Under the program, the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act, as amended. The share repurchase program(s) may be modified, suspended or discontinued at any time.
(4)Represents total cumulative share repurchase authorizations in effect, less cumulative purchases, at the end of each period presented.
Item 5. Other Information
On December 5, 2024, the Company’s Board of Directors adopted the Company’s Fourth Amended and Restated Bylaws updating the reference to the Company’s fiscal year end to conform to the fiscal year end previously disclosed in the Company’s Quarterly Report on Form 10-Q filed on June 12, 2024.

Item 6.    Exhibits

Exhibit Number	Description

3.1*	Fourth Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1**	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Inline Taxonomy Extension Schema Document

101.CAL	Inline XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________
*Filed herewith
*Furnished herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: December 10, 2024	By:	/s/ Chris Morris
Chris Morris
Chief Executive Officer

Date: December 10, 2024	By:	/s/ Darin Harper
Darin Harper
Chief Financial Officer