Form 10-K
period 2025-02-04
Dave & Buster's Entertainment, Inc.
filed 2025-04-07
CIK 1525769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED February 04, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates, based on the closing price of the last day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was approximately $1.3 billion. The number of shares of the registrant’s Common Stock outstanding as of April 4, 2025 was 34,515,297.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

DAVE & BUSTER’S ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED February 4, 2025

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
PART I
ITEM 1.    Business
Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is the owner and operator of 232 venues in North America that offer premier entertainment and dining experiences for both adults and families under the Dave & Buster's and Main Event brands. As of February 4, 2025, the Company had 171 Dave & Buster’s branded stores in 43 states, Puerto Rico, and Canada and offers guests the opportunity to “Eat Drink Play and Watch,” all in one location. Each store offers a full menu of entrées and appetizers, a complete selection of alcoholic and non-alcoholic beverages, and an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. The Company also has 61 Main Event stores in 22 states across the United States. Main Event offers food, drinks and entertainment, including state-of-the-art bowling, laser tag, arcade games and virtual reality, making it the perfect place for families to connect and make memories.
Unless otherwise provided in this report, references to “Dave & Buster’s,” “D&B,” “we,” “us,” “our” or the “Company” refer to D&B Entertainment and its wholly owned subsidiaries and any predecessor entities.
Our fiscal year consists of 52 or 53 weeks ending on the Tuesday after the Monday closest to January 31. During fiscal 2024, we adjusted the year-end day from Sunday to Tuesday to improve labor and operational efficiencies by ending the Company's periods outside of the busier weekend timeframe. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. Fiscal 2024 contained 52 weeks, fiscal 2023 contained 53 weeks and fiscal 2022 contained 52 weeks. We refer to our fiscal years ended February 4, 2025, February 4, 2024 and January 29, 2023 as “fiscal 2024,” “fiscal 2023,” and “fiscal 2022,” respectively, throughout this report.
Entertainment
Game play is a key aspect of the entertainment experience at each of our stores, which we believe is the core differentiating feature of our brands. The Midway in each of our stores is an area where we offer a wide array of entertainment options, some of which are exclusive to our Dave & Buster's and Main Event brands on a permanent or temporary basis. Our Dave and Buster’s and Main Event stores average more than 80 and 100 redemption and simulation games, respectively, depending on the location footprint and activities which may include bowling, laser tag, billiards and gravity ropes.
Most of our games are activated by game play credits on cards or other RFID devices. A customer purchases a card with game play credits or “chips” at an automated kiosk, through our mobile application, or from one of our team members. Our entertainment revenues accounted for approximately 65.2% of our total revenues during fiscal 2024. Redemption games offer our customers the opportunity to win tickets that are redeemable at a retail-style space in our stores with prizes ranging from branded novelty items to high-end electronics.

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
Sports-viewing is another key component of the entertainment experience at Dave & Buster’s. All our stores have multiple large screen televisions and high-quality audio systems providing customers with a venue for watching live sports and other immersive programming. The majority of our Dave & Buster's branded stores have an enhanced viewing experience with huge cutting-edge LED “Wow Walls” that deliver an elevated viewing experience and provide a platform for broader programming and marketing opportunities. Our “Sports Watching” areas offer an immersive viewing environment that provides customers with large, high-definition televisions, where customers may watch national and local sports programming and enjoy our full bar and food menu. We believe that we have created an energetic environment that includes a differentiated and interactive viewing experience for customers, and our goal is to build awareness of Dave & Buster's brand stores as “the best place to watch sports” and the “only place to watch the games and play the games.”
Food and Beverage
We strive to differentiate our food with quality, flavorful offerings guided by an “Inspired American Kitchen” identity at our Dave & Buster’s locations and a “Family Kitchen” at our Main Event locations. These offerings are rooted in enhanced flavors and quality ingredients across a condensed number of menu items that enable our customers to explore new flavors while offering a balanced selection of familiar dishes. In recent years, we have modified our menus to simplify execution and made kitchen enhancements to allow us to deliver dishes to customers faster and drive an improved customer experience. We will continue to evolve our menus to reflect the changing tastes of our broad customer base, with options for full meals and appetizers to share with friends. We deliver high-quality offerings, including a wide variety of starters, one-of-a-kind burgers and handhelds, choice-grade steaks, pasta, and low calorie, vegetarian, and gluten-friendly options. We believe our broad menus offer something for everyone and are appropriate for many different occasions. To ensure that we stay on-trend, we update our menus regularly with new food items or tailored promotions.
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
The key elements that drive our total customer experience and help position us from a competitive standpoint include the following:
High brand awareness with broad customer appeal.
We believe that the customer experience at our stores, supported by our extensive marketing reach, has helped us create widely recognized brands. We have an approximate 90% national brand awareness for Dave and Buster’s as an entertainment and dining venue, and a broad customer appeal across families and young adults. The primary target audience for our Dave & Buster’s locations is young adults and families, while our Main Event stores primarily focus on families with children.
Multi-faceted customer experience highlights our value proposition.
We believe that our combination of interactive games, attractive television viewing areas, high-quality dining, and full-service beverage offerings, delivered in a highly energized atmosphere, provides a multi-faceted customer experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. We aim to offer our customers a value proposition comparable or superior to many of the separately available dining and entertainment options. We continuously work with game manufacturers and others to create new games and attractions that include content that is exclusively available at our Dave & Buster’s and Main Event stores on a permanent or temporary basis. Our new games in combination with new food and beverage offerings and focused attention to the customer experience are intended to help us to retain and generate customer traffic. Our value proposition is enhanced by marketing initiatives, including free game play that often features the introduction of our new games, game play dollar volume discounts, and eat and play promotional offers. We believe these initiatives encourage customers to participate more fully across our food, beverage, and entertainment offerings.
Store models generate favorable store economics and strong returns.
We believe our store models offering entertainment, food, and beverage options provide the benefit of historically higher revenue per store, higher gross margins, and higher operating income margins in comparison to traditional restaurant concepts.
Our entertainment offerings have low variable costs, generating a gross margin of 91.5% for fiscal 2024. Since entertainment generated 65.2% of our fiscal 2024 revenues, we have less exposure to increasing food costs and associated restaurant labor than traditional restaurant concepts. As a result, our business model generates strong operating cash flow which we can use to reinvest in the business, pay down debt or return capital to shareholders through share repurchases or dividends.
Our favorable store economics allows us to target favorable new store returns, averaging at least 35% and 25% cash-on-cash returns on one-year and five-year periods, respectively. We define and calculate cash-on-cash returns for an individual store as (a) Adjusted EBITDA (defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the store level, divided by (b) our net development costs. Net development costs include equipment, building, leaseholds and site costs, net of tenant improvement allowances and other landlord payments, sale-leaseback proceeds, excluding pre-opening costs and capitalized interest.
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
We intend to differentiate our brands from other entertainment and dining alternatives and drive growth in our comparable sales through the following strategies:
•Offer the latest entertainment at competitive prices. We believe that our diverse offering of games and amusement activities is the core differentiating feature of our brands. Staying current with the latest offerings promotes trial and provides an exciting environment to enjoy with friends and family, especially with the latest multiplayer games and challenges, as well as social gaming experiences. We plan to continually update our games each year through the development of innovative and proprietary games and the purchase of new games that will resonate with our customers to drive brand relevance due to a variety of factors, including their large scale, eye-catching appearance, association with recognizable brands, ability to be experienced by a group or the fact they cannot be easily replicated at home. We also intend to extend our programming capabilities at our stores by offering more curated content and creating a calendar of ongoing and one-time events leveraging our investments in the best and latest audio-visual technology. We also plan to continuously review and update pricing of our games and amusement activities to provide affordable entertainment while remaining competitive with our peers.
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

•Drive customer engagement through strategic marketing and loyalty offerings. We will continue to focus on delivering personalized messaging that connects with the customer to drive incremental visitation and will focus our advertising on communicating the values behind our brand promise. In addition, we will continue to leverage our customer relationship management program and our growing loyalty database by delivering more targeted individualized offers, creative content and exclusive offerings. We will also continue to review and optimize our media mix to both drive incremental visits from our existing customer base and increase unique visitors.
•Refresh our existing sites. We continuously update our existing sites through regular maintenance. We will invest in remodels of certain existing stores, as needed, to modernize our layouts, maintain or grow customer traffic and drive efficiency.
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
•Drive an improved experience and optimize operations through targeted technology investments. We continue to streamline our service model through store-level technology improvements including kiosks and other self-service technology. We also continue to invest in analytics tools and technology upgrades to more efficiently measure and improve performance, drive incremental sales, and continuously monitor costs and profitability.
Invest domestically in our brands.
We believe the Dave & Buster’s and Main Event brands have significant domestic growth opportunities in the United States and Canada. In fiscal 2024, we opened eleven Dave & Buster's stores and three Main Event stores. In fiscal 2025 and beyond, the number of openings will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, generate sufficient operating cash flows or have sufficient financing capacity to construct new stores, obtain necessary local governmental permits, and recruit and train team members.
We base new site selection on an analytical evaluation of a set of drivers we believe increase the probability of successful, high-volume stores, including site quality, visibility, accessibility and traffic volume, population density, competitive presence and trade area demographics. The experience and relationships of our current development team has enabled us to focus our attention on the most relevant network of real estate brokers, which has given us access to a larger pool of qualified potential store sites. In addition, we believe the more contemporary look of our stores has been one of the key drivers in attracting new developers and building our new store pipeline.
Dave & Buster's Stores - Our Dave & Buster's stores vary in size from approximately 16,000 to 70,000 square feet. To optimize sales per square foot and further enhance our store economics, we currently utilize three basic formats when designing new stores. The target size of our future large format stores is expected to be between 30,000 and 45,000 square feet, the target size of our future medium format stores is expected to be between 25,000 and 30,000 square feet while our small format stores are below 25,000 square feet. The stores we opened in fiscal 2024 averaged 26,000 square feet. We believe the smaller store format allows us to reduce capital investment risk per store and enter smaller markets that would not have warranted the investment of a larger box. For the smaller format, we have reduced the back-of-house space and optimized the customer facing area dedicated to video and redemption games. We believe the smaller format maintains the dynamic customer experience that is the foundation of our brand and allows us flexibility in our site selection process.
Main Event Stores - Our Main Event stores vary in size from approximately 37,500 to 78,000 square feet. The target size of our future stores is between approximately 40,000 and 50,000 square feet. The Main Event stores we opened in fiscal 2024 averaged approximately 50,000 square feet. If an existing building is identified in a target location, we could open a future store outside of this range depending on projected store economics, competition and various other factors.
Invest in Foreign Operations
We are expanding the Dave & Buster's brand through international franchise agreements. As of February 4, 2025, we have signed six international franchise partnerships, which will expand the Dave & Buster's brand to locations in the Kingdom of Saudi Arabia, the United Arab Emirates, Egypt, India, Australia, the Dominican Republic, the Philippines and Mexico. Under these partnerships, we plan to open 30 to 40 franchised Dave & Buster's locations. In December 2024, we opened our first franchise location in Bengaluru, the capital and largest city in the southern Indian state of Karnataka. We plan to open at least five additional franchise locations in fiscal 2025.

To drive international expansion, we have developed key strategic initiatives that uniquely support global market penetration. The initiatives include a customizable footprint to drive improved economics in each market; focused menu localization with high regional resonance; a proprietary, dynamic pricing model; global marketing programs that are demographically agnostic and locally executable; differentiated entertainment strategies and packages unique to each demographic; localized entertainment, and 3rd party programming.
We also own and operate two stores outside of the United States in the Canadian province of Ontario. The activities of these and future stores outside the United States are subject to various risks of doing business in a foreign country, including currency fluctuations, changes in laws and regulations and economic and political stability. We do not believe there is any dependence or material risk to our domestic business or future international franchises related to the Canadian operations.

Human Capital Management
Our team members are the heart of our Company, and we depend on them to provide great customer service and to maintain consistently strong operations. Our ability to attract and retain an engaged and experienced team is critical to successful execution of our business strategies. While we continue to operate in a competitive labor environment, we believe our culture, policies, and labor practices contribute to strong relations with our team members. (See Item 1A. Risk Factors, “Our success depends upon our ability to recruit and retain qualified store management and operating personnel while also controlling our labor costs.”)
Our Culture
In our stores and at our store support center, we are committed to being fun creators. Our team members share a deep commitment to values that describe the relationships our team members have with our customers and each other. We are devoted to our service philosophy that calls for providing exceptional service to our customers and to each other every day. Our attitude encourages intensity, hard work, and having fun. We firmly believe we are better together, and we encourage teamwork, empathy, and good judgment. Finally, we encourage all team members to embrace innovation, change, and continuous learning and growth.
Our Team
As of February 4, 2025, we employed approximately 23,420 team members across both of our brands, consisting of 89.8% store hourly team members, 8.3% store management, 1.5% store support, and 0.4% dedicated special events sales force.
Our values bind us to a shared commitment to attract, retain, engage, and develop a team that mirrors the community of customers we serve. We strive to provide fun for all, which we believe promotes teamwork to achieve our common goals, helps our team members reach their highest potential at work, enables our team members to make better decisions to serve all our stakeholders, and fuels innovation. At Dave & Buster’s, we are committed to fostering a workplace where every individual is valued and respected, every voice is heard, every experience is valued, and every team member has equal opportunities for growth and advancement. We are proud of our progress, but we remain dedicated to continually advancing our efforts to build a vibrant, respectful, and supportive workplace.
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
The General Manager and the management team are responsible for the day-to-day operations of the store, including the hiring, training, and development of team members, as well as financial and operational performance. There is a defined structure of development and progression of job responsibilities within the supporting management positions to ensure that an adequate succession plan exists within each store. Each store is overseen by a Regional Operations Director,

Senior Regional Operations Director or Vice President of Operations (collectively, “Regional Management”) who directly or indirectly reports to our Chief Operating Officer. We are proud of our store leadership teams’ experience and carefully monitor store management team retention rates, which for us has consistently tracked in the top quartile of the casual dining industry.
Attracting Talent
We seek to hire experienced leaders and team members and offer competitive wage and benefit programs. We offer performance-based compensation programs to our store management and store support center employees. In addition to salaries, these programs (which vary by employee level) include bonuses, stock awards, and various employee assistance programs. In addition, our salaried and hourly team members are also eligible to participate in a 401(k) plan and medical/dental/vision insurance plans and to receive vacation/paid time off based on tenure.
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
We strive to maintain quality and consistency in each of our venues through the careful training and supervision of our team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, safety protocols, game playability and maintenance. We provide new team members with comprehensive orientation and one-on-one training for their positions to help ensure they meet our high standards. New team members are trained by partnering with a trainer to assure that the training and information they receive is complete and accurate. Team members are certified for their positions by passing a series of tests, including alcohol awareness and responsibility training for service team members.
We require our new store managers to complete an eight-week training program that includes front-of-house service, kitchen, amusements, and management responsibilities. Newly trained managers are then assigned to their home venue, where they receive additional training with their General Manager. The last two weeks of their training includes a comprehensive validation of new skills. We place a high priority on our continuing management development programs to ensure that qualified managers are available for our future openings. We conduct regular evaluations with each manager to discuss prior performance and future performance goals and continuously evaluate our staffing to proactively plan for growth. We hold an Annual Operators Conference in which our General Managers share best practices and receive an operating plan they will execute to drive performance.
When we open a new venue, we provide varying levels of training to team members in each position to ensure its smooth and efficient operation from the first day it opens to the public. Prior to opening a new venue, our dedicated training and opening team travels to the location to deliver an intensive training program for all team members. We believe this additional investment in our new venues is important because it helps us provide our customers with a quality experience from day one. After a location has been opened and is operating smoothly, the store managers supervise the training of new team members.
Corporate Responsibility
Our core values call for each of our team members to care for each other, our customers, and the communities we serve. We will not do business with organizations that employ or condone unfair labor practices. We partner with suppliers who share our commitment to ethical business conduct; fair labor practices; proven environmental, health, and safety practices; and environmental sustainability. We also specifically condemn human trafficking and abuse of child labor. We understand that supporting our communities includes being good environmental stewards and striving to conduct business in a sustainable and environmentally responsible manner.
We strongly encourage team members to give back to the communities we serve. Although our Company invests time and resources in many charitable causes, we have two main causes we focus our efforts to support. The first is our long-standing partnership with the Make-A-Wish Foundation, which we have proudly supported in a national partnership since April 2012. Through fiscal 2024, we have given over $18.5 million to this worthy cause, and we participate in several events throughout the year, both in our venues and at our store support center, to raise money for the Make-A-Wish Foundation. We also volunteer our time and talents.

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
Advertising and Marketing
We leverage advertising and marketing to drive awareness and strengthen brand relevance, in order to achieve constant customer demand. We strategically evolve our marketing strategy and media investment approach to be more data-driven, consumer-centric and experience focused. We continue to align our investments to meet the evolving media consumption trends of our guests.
We offer a range of promotions, daily specials, events, and key holidays and cultural moments, which provide guests with compelling reasons to return to our locations. Popular promotions include Eat & Play Combo®, the All You Can Eat Wings paired with a $10 Power Card, food and beverage specials during popular sporting events, and local offers targeting industry nights, school outreach programs, with additional trivia nights, contests and more at the events.
Our media offerings are diversified, including connected television, select linear television spots, social and digital video marketing, programmatic displays, paid social, and paid search. We conduct various digital marketing initiatives including search engine marketing and optimization, organic social, content marketing, and mobile advertising campaigns.
Additionally, we continue to invest in our mobile application and web platforms, which enhance customer satisfaction, provide exclusive offers and limited-time discounts for loyal guests, and offer a convenient way for customers to purchase and recharge gaming cards. We are now able to track in-store transactions for our customer retention programs, offering promotional messaging based on the guest's in-store spending habits. For example, we are able to cross-sell food purchases to gaming-heavy guests by offering a free appetizer or dessert promotions with the purchase of an entrée.
Our creative strategy is designed to ignite excitement around the in-store experience, constantly showcasing fresh and innovative offerings intended to keep guests eagerly anticipating upcoming offerings. Our strategy helps to ensure our entertainment options appeal to both families and young adults, with seasonal messaging to align with school breaks, sports-watching occasions, and cultural moments like holidays and special events.

Our special event marketing programs continue to support our special events team initiatives through targeted digital, customer relationship management, organic social, partnerships, co-op programs, and print marketing. We have online booking for social parties, providing added convenience and a personalized experience for our customers when booking events.
We work with best-in-class external advertising, digital, media, and public relations agencies to help develop and execute our advertising programs, ensuring our marketing efforts remain at the forefront of innovation and customer engagement.
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
Our managers have daily routines focused on driving consistent execution in entertainment, food and beverage. Our inventory management platform allows us to determine the theoretical food and beverage costs for each store and provides additional tools and reports to help us identify opportunities, including waste management. In addition to our own routines, we leverage a third-party vendor to help ensure quality beverage operations, responsible alcohol service and loss prevention. Our workforce management platform also allows management to quickly add or reduce labor based on real-time business needs and historically assisted our managers in optimizing hourly labor based on anticipated sales volumes. Our enterprise resource planning platform allows us to manage and automate accounting and supply chain processes to improve efficiency, accuracy and decision-making across the organization. Our amusement team uses a proprietary system that is supported by a mobile application that identifies amusement issues and needed repairs to help ensure our games are operational and meeting our ideal playing standard. Complementing this program is our routine preventative maintenance program, designed to prevent game failure and extend the functionality of our games. Consolidated reporting tools for the key drivers of our business are provided to our Regional Management to identify and troubleshoot any systemic issues.

Our store systems enable staff to deliver the multi-faceted customer experience including ordering food and games. We have invested in connectivity and data infrastructure to modernize and upgrade the capacity of our store systems. Our customers can also engage with us through customer-facing digital experiences, such as the mobile application and in-store self-service kiosks.
Food Preparation, Quality Control and Purchasing
We strive to maintain the highest food quality standards. To ensure our quality standards are met, we negotiate directly with independent producers of food products. We provide detailed quality and yield specifications to suppliers for our purchases. Our systems are designed to protect the safety and quality of our food supply throughout the procurement and preparation process. Within each venue, the Kitchen Manager is primarily responsible for ensuring the timely and correct preparation of food products per the recipes we specify. We provide each of our venues with various tools and training to facilitate these activities.
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
Suppliers
The principal goods used by us are redemption game prizes and food and beverage products, which are available from a number of suppliers. We are a large buyer of traditional and amusement games and, as a result, we receive discounted pricing arrangements. Wage inflation, tariffs and other macro-economic pressures could result in increasing expenses, as suppliers may seek to pass higher costs on to us. (See Item 1A. Risk Factors, “Our operations are susceptible to the changes in cost and availability of commodities and other products, which could negatively affect our operating results.”)
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
Government Regulation
We are subject to a variety of federal, state and local laws affecting our business. For a discussion of the risks and potential impact on our business of a failure by us to comply with applicable laws and regulations, see Item 1A. Risk Factors. Each of our stores is subject to permitting and licensing requirements and regulations by a number of government authorities, which may include, among others, alcoholic beverage control, health and safety, sanitation, environmental, labor and zoning. The development and construction of new stores is subject to compliance with applicable zoning, land use and environmental regulations. We must comply with laws and regulations relating to consumer protection, fair trade practices, and the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are also subject to federal, state, and local laws that govern health benefits, employment practices and working conditions, including minimum wage rates, wage and hour practices, gratuities, overtime, various family leave mandates, discrimination and harassment, immigration, workplace safety and other areas. Additionally, and without limitation, we must comply with laws relating to information security, consumer credit protection and fraud, and data privacy laws and standards for the protection of personal and health information.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, at HTTPS://ir.daveandbusters.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports may also be obtained on the SEC’s website at www.sec.gov. Information on our corporate governance principles and practices can also be found on our website.
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
Advances in technologies or certain changes in consumer behavior driven by such technologies could have a negative effect on our business. Technology and consumer offerings continue to develop, and we expect new or enhanced technologies and consumer offerings will be available in the future. As part of our marketing efforts, we use a variety of digital platforms including search engines; mobile, online videos; and social media platforms to attract and retain customers. We also test new technology platforms to improve our level of digital engagement with our customers and team members to help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement. Our inability to effectively use and monitor social media could harm our marketing efforts as well as our reputation, which could negatively impact our sales and financial performance.

Changes in consumer preferences and buying patterns and changes in economic conditions could negatively affect our results of operations.
The out-of-home entertainment market is highly dependent on consumer discretionary spending levels, which may be negatively affected by economic conditions, such as: fluctuations in disposable income and changes in consumer confidence, the price of fuel and transportation, slow or negative growth, unemployment, credit conditions and availability, volatility in financial markets, inflationary pressures, weakness in the housing market, tariffs and trade barriers, wars or conflict in certain regions, pandemics or public health concerns, and changes in government and central bank monetary policies. When economic conditions negatively affect consumer spending, discretionary spending for visits to out-of-home entertainment venues will be challenged, our guest traffic may deteriorate, and the average amount guests spend in our venues may be reduced. This will negatively impact our results of operations, and could also result in reductions in staff levels, asset impairment charges and potential store closures.
The success of our venues also depends on properties primarily located near high density retail areas such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. We depend on a high volume of visitors at these centers to attract customers to our locations. As demographic and economic patterns change, current locations may or may not continue to be attractive or profitable. A decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our locations could negatively affect our sales. In addition, desirable sites for the relocation of existing stores may not be available at an acceptable cost, due in part to the inability to easily terminate a long-term lease.
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
Our brands and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perception of our Company, the quality of our food service and facilities and our integrity. Multi-store businesses such as ours can be adversely affected by unfavorable publicity resulting from poor food quality, food safety concerns, flu or other virus outbreaks and other public health concerns stemming from one or a limited number of our stores. While we dedicate substantial resources and provide training to ensure the safety and quality of the food we serve, these risks cannot be eliminated. Additionally, we rely on our network of suppliers to properly handle, store, and transport our ingredients for delivery to our stores. Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which could be difficult to detect and put the safety of our food in jeopardy. The risk of food-borne illness also may increase whenever our menu items are served outside of our control, such as by third-party food delivery services or customer take-out.

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
The use of social media and similar platforms allows individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase and may act on such information without further investigation or authentication. Many social media platforms immediately publish the content their subscribers and participants post, usually without filters or checks on accuracy of the content posted. Inaccurate or adverse information concerning our Company may be posted on such platforms at any time and may spread quickly. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also may be used for dissemination of trade secret information, compromising valuable company assets. In summary, the dissemination of information via social media and similar platforms may harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The inappropriate use of social media vehicles by our customers or team members could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation.
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
We typically do not own real property for long periods. Payments under our non-cancelable, long-term operating leases account for a significant portion of our operating expenses and we expect the new stores we open in the future will also be predominantly leased. The leases typically provide for a base rent plus an annual either fixed or Consumer Price Indexed based rent escalator. Certain leases also have additional rent based on a percentage of the revenue generated by the stores on the leased premises once certain thresholds are met. We generally cannot cancel these leases without substantial economic penalty. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligation under the applicable lease, including, among other things, paying the base rent for the remainder of the lease term. We depend on cash flow from operations to pay our lease obligations. If our business does not generate adequate cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our existing credit facility, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges, or fund other liquidity and capital needs, all of which could have a material adverse effect on us.
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
Our substantial indebtedness could have adverse consequences to us, including:
•making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness, increasing our vulnerability to general economic and industry conditions;
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
The credit facility contains covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to satisfy the covenants contained in the credit facility, our ability to borrow under the revolving credit loans portion of the credit facility may be restricted.

The credit facility includes covenants restricting, among other things, our ability to do the following under certain circumstances: incur or guarantee additional indebtedness or issue certain disqualified or preferred stock; pay dividends or make other distributions on, or redeem or purchase any equity interests or make other restricted payments; make certain acquisitions or investments; create or incur liens; transfer or sell assets; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; alter the business that we conduct; enter into transactions with affiliates; and consummate a merger or consolidation or sell, assign, transfer, lease or otherwise dispose of all or substantially all our assets.
Events beyond our control may affect our ability to comply with our covenants. If we default under the credit facility due to a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure that we will be able to comply with our covenants under the credit facility or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under the revolving credit loans provided under the credit facility to suspend commitments to make any advance, or require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under the credit facility, we may need additional financing to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on commercially reasonable terms, or at all. We cannot assure that we would have sufficient funds to repay outstanding amounts under the credit facility and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.
The success of our longer-term growth strategy depends in part on our ability to open and operate new stores profitably, and on our ability to optimize our existing stores.
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
Adverse weather conditions, natural disasters, climate change or catastrophic events, such as terrorist acts, can adversely impact our operations. Natural disasters such as earthquakes, hurricanes, fires, and severe adverse weather conditions, climate change and health pandemics can keep customers in the affected area from visiting our stores, adversely affect consumer spending and confidence levels and supply availability and costs, cause damage to, or closure of, our stores and result in lost opportunities for our stores. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.
We may be subject to impairment losses due to potential declines in the fair value of our assets.
In accordance with generally accepted accounting principles, we are required to annually evaluate our long-lived assets, goodwill and intangible assets for impairment. Significant declines in our stock price, market capitalization, or consumer spending due to increased competition, macroeconomic conditions or other factors could result in an unfavorable fair value evaluation of the carrying amounts of the assets. The resulting impairment charges related to our long-lived assets, goodwill or intangible assets could have a materially adverse effect on our results of operations.
Risks Related to Information Technology and Cybersecurity
Information technology system failures or interruptions may impact our ability to effectively operate our business.
We rely heavily on various information technology systems, including point-of-sale, kiosk and amusement operations systems in our stores, data centers that process transactions, communication systems and various other software applications used throughout our operations. Some of these systems have been internally developed or we rely on third-party providers and platforms for some of these information technology systems and support. Although we have operational safeguards in place, those technology systems and solutions could become vulnerable to damage, disability, or failures due to theft, fire, power outages, telecommunications failure or other catastrophic events. Any failure of these systems could significantly impact our operations. We rely on third-party service providers for certain key elements of our operations including credit card processing, telecommunications, and utilities. Our reliance on systems operated by third parties also presents the risk faced by the third-party’s business, including the operational, cybersecurity, and credit risks of those parties. If those systems were to fail or otherwise be unavailable, and we were unable to timely recover, we could experience an interruption in, or other material adverse effect on, our operations.
Cybersecurity breaches or other privacy or data security incidents that expose confidential customer, personal employee or other material, confidential information that is stored in our information systems or by third parties may adversely impact our business.
Many of our information technology systems (and those of our third-party business partners, whether cloud-based or hosted in proprietary servers), including those used for point-of-sale, web and mobile platforms, mobile payment systems and administrative functions including time and attendance reporting and payroll processing, contain personal, financial, or other information that is entrusted to us by our customers and team members. Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and initiatives. A cybersecurity incident (generally any intentional or unintentional attack that results in unauthorized access resulting in disruption of systems, corruption of data, theft or exposure of confidential information or intellectual property) that compromises the information of our customers or team members could result in widespread negative publicity, damage to our reputation, a loss of customers, additional costs, litigation claims, legal or regulatory proceedings, fines or penalties, legal fees, remediation costs, a negative impact on team member morale, or other impacts to our business.
Although we employ security technologies and practices and have taken other steps to try to prevent a breach, there are no assurances that such measures will prevent or detect cybersecurity breaches, and we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyberattacks. We maintain a dedicated insurance policy covering cybersecurity risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but this policy is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Based on recent court rulings, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to cyberattacks and breaches if credit and debit card information is stolen.
We have been, and likely will continue to be, the target of cyber and other security threats. If we experience a security breach, we could become subject to ransom demands, or claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our team members to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims, and such demands, claims, lawsuits or other proceedings could have a material and adverse effect on our operations, results of operations, and financial condition.
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
We must continue to attract, retain, and motivate qualified management and operating personnel to maintain consistency in our service, hospitality, quality, and atmosphere of our stores, and also to support future growth. Adequate staffing of qualified personnel is a critical factor impacting our customers’ experience in our stores. Our ability to attract and retain qualified management and operating personnel has become more challenging due to an increasingly competitive job market. If we are unable to attract and retain a satisfactory number of qualified management and operating personnel, labor shortages could delay the planned openings of new stores or adversely impact the operation of our existing stores. Any such delays, material increases in team member turnover rates in existing stores or widespread team dissatisfaction could have a material adverse effect on our business and results of operations.
Low unemployment coupled with increases in minimum wages and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs, reduced levels of legal immigration and a diminishing pool of potential team members, which has been exacerbated by potential team members choosing to exit the workforce, in general, and for the hospitality industry in particular, especially in certain localities, have increased and may continue to significantly increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance.
The federal minimum wage and tip credit wage are under constant political scrutiny and may be increased or eliminated in favor of significantly more mandated benefits than what is currently required under federal law. Should such increases occur, state and local jurisdictions that have historically mandated higher wages and greater benefits than what is required under federal law may seek to further increase wages and mandated benefits. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other team members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services to offset their increasing labor costs.
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
While we seek to offset labor cost increases through menu and game price increases, more efficient purchasing practices, productivity improvements, greater economies of scale and by offering a variety of health plans to our team members, including lower cost high deductible health plans, there can be no assurance that these efforts will be successful. If we are unable to effectively anticipate and respond to increased labor costs, our financial performance could be materially adversely affected.

Also, our team members and others may attempt to unionize our workforce, establish boycotts or picket lines or interrupt our supply chains, which could limit our ability to manage our workforce effectively, cause disruptions to our operations and materially adversely affect our financial performance. Our labor costs may significantly increase if we become unable to effectively manage our workforce and the compensation and benefits we offer to our team members, which also could materially adversely affect our financial performance.
Our revenues and operating results may fluctuate significantly due to various risks and unforeseen circumstances, including increases in costs, seasonality, weather, acts of violence or terrorism and other factors outside our control.
Certain regions in which our stores are located have been, and may in the future be, subject to natural disasters, such as earthquakes, floods, fires, and hurricanes. Depending upon its magnitude, a natural disaster could severely damage our stores, which could adversely affect our business, results of operations or financial condition. Additionally, a natural or man-made disaster at our store support center, game repair facility, data center, or backup data facility could significantly impact our ability to provide services and systems to our stores. We currently maintain property and business interruption insurance through the aggregate property policy for each of our stores.
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
Changes in the price or availability of commodities for which we do not have short-term supply contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with other suppliers. Other than short-term supply contracts for certain food items, we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies. Also, the unplanned loss of a major distributor could adversely affect our business by disrupting our operations as we seek out and negotiate a new distribution contract. Further, a significant percentage of our inventory is directly or indirectly sourced outside the United States, and volatility in trade policy and tariffs could significantly increase our costs. If we pay higher prices for food or other product costs, our operating costs may increase, and, if we are unable to adjust our purchasing practices or pass any cost increases on to our customers, our operating results could be adversely affected.
Our procurement of new games and entertainment offerings is contingent upon availability, and in some instances, our ability to obtain licensing rights.
Our ability to continue to procure new games and entertainment offerings, and other entertainment-related equipment is important to our business strategy. The number of suppliers from which we can purchase games and other entertainment-related equipment is limited. To the extent the number of suppliers declines, we could be subject to the risk of distribution delays, pricing pressure (including pressure imposed by tariffs), lack of innovation and other associated risks. We may not be able to anticipate and react to changing offerings cost by adjusting purchasing practices or game prices, and a failure to do so could have a material adverse effect on our operating results. In addition, any decrease in availability of new entertainment offerings that appeal to customers could lead to decreases in revenues as customers negatively react to a lack of new game options.
We have successfully developed several proprietary entertainment offerings that are not available to operations outside the Company. Our ability to develop future offerings is dependent on, among other things, obtaining rights to intellectual property and compelling game content and developing new entertainment offerings that are accepted by our customers. There is no guarantee that additional licensing rights will be obtained by us or that our customers will accept the future offerings that we develop. The result could be increased expenses without increased revenues putting downward pressure on our results of operations and financial performance.
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
We are also subject to amusement and game licensing and regulation by the states, counties, and municipalities in which our stores are located, due to operating certain entertainment games and attractions, including skill-based games that offer redemption prizes. These laws and regulations can vary significantly by state, county, and municipality and, in some jurisdictions, may require us to modify our business operations or alter the mix of redemption games and simulators we offer. Moreover, as more states and local communities implement legalized gambling, the laws and corresponding enabling regulations may also be applicable to our redemption games and regulators may create new licensing requirements, taxes or fees, or restrictions on the various types of redemption games we offer. Furthermore, other states, counties and municipalities may make changes to existing laws to further regulate legalized gaming and illegal gambling. Adoption of these laws, or adverse interpretation of existing laws, could require our existing stores in these jurisdictions to alter the mix of games, modify certain games, limit the number of tickets that may be won by a customer from a redemption game, change the mix of prizes that we may offer at our redemption area or terminate the use of specific games, any of which could adversely affect our operations. If we fail to comply with such laws and regulations, we may be subject to various sanctions and/or penalties or fines or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our financial results.
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

•laws and regulations relating to the preparation, sale and labeling of food, including the federal regulations of the Food and Drug Administration, which oversees the safety of the entire food system, including inspection and mandatory food recalls, menu labeling and nutritional content, and additional requirements in certain states and local jurisdictions;
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
Moreover, new immigration legislation may contain provisions that could increase our costs in recruiting, training and retaining team members. Additionally, although our hiring practices comply with the requirements of federal law in reviewing the citizenship of our team members or their authority to work in the United States, increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our stores, thereby negatively impacting our business.
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
We are also subject to “dram shop” statutes in certain states in which our stores are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. In many instances litigation of these claims results in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid, or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and adversely affect our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. Also, adverse publicity resulting from these allegations, regardless of whether the allegations are valid, or we are ultimately found liable, may materially adversely affect our stores and us.
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
The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the entertainment, restaurant or other consumer discretionary industries, announcement of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in those industries. In addition, the equity markets have experienced price and volume fluctuations triggered by general economic uncertainty or current events that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price for our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.
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
Our fourth amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, team members or stockholders to our company or our stockholders; any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine.
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
ITEM 1B.    Unresolved Staff Comments
Not applicable.

ITEM 1C.    Cybersecurity
Risk Management and Strategy
The Company has developed and implemented a cybersecurity program (the “Program”) designed to identify, assess, and mitigate material cybersecurity related risks. The Company’s program leverages recognized frameworks and standards, including the National Institute of Standards and Technology, Cyber Security Framework, the Center for Internet Security Critical Security Controls, and the Payment Card Industry Data Security Standards, to assess, organize, and improve our program. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we leverage various security standards, guidelines and best practices to identify, assess, and manage cybersecurity risks relevant to our business.
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
During the period of this Annual Report, the business strategy, results of operations and financial condition of the Company have not been materially affected by risks from any known cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Risks Related to Information Technology and Cybersecurity at Item 1A. Risk Factors.
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

ITEM 2.    Properties
We lease an office building in Coppell, Texas for use as our store support center. This lease expires during the second quarter of fiscal 2032, with options to renew through the second quarter of fiscal 2042. We also lease a 43,000 square foot warehouse facility in Dallas, Texas. We have a lease for an office building in Plano, Texas, which expires in April 2029. As of the end of fiscal 2024, we owned the sites for eight future stores in our pipeline and lease all of our 232 operating stores. Our leases typically have initial terms ranging from ten to twenty years and most include options to extend the term for one or more 5-year periods.
Our operating stores were in the following locations as of the end of fiscal 2024:

Location	Dave & Buster's	Main Event	Total
Alabama	3	1	4
Alaska	1	—	1
Arizona	5	4	9
Arkansas	2	1	3
California	22	1	23
Colorado	3	4	7
Connecticut	2	—	2
Delaware	—	1	1
Florida	10	3	13
Georgia	6	3	9
Hawaii	1	—	1
Idaho	1	—	1
Illinois	5	2	7
Indiana	3	—	3
Iowa	1	—	1
Kansas	3	1	4
Kentucky	2	2	4
Louisiana	2	1	3
Maryland	5	1	6
Massachusetts	3	—	3
Michigan	3	1	4
Minnesota	2	—	2
Missouri	1	3	4
Nebraska	1	—	1
Nevada	2	—	2
New Hampshire	1	—	1
New Jersey	4	—	4
New Mexico	1	1	2
New York	13	—	13
North Carolina	4	1	5
Ohio	7	2	9
Oklahoma	2	2	4
Oregon	1	—	1
Pennsylvania	8	—	8
Rhode Island	1	—	1
South Carolina	3	1	4
South Dakota	1	—	1
Tennessee	5	3	8
Texas	15	22	37
Utah	1	—	1
Virginia	4	—	4
Washington	3	—	3
West Virginia	1	—	1
Wisconsin	3	—	3
Puerto Rico	2	—	2
Ontario, Canada	2	—	2
Total	171	61	232

ITEM 3.    Legal Proceedings
We are subject to certain legal proceedings and claims that arise in the ordinary course of our business, including intellectual property disputes, miscellaneous premises liability, employment-related claims, vendor disputes, and dram shop claims. In the opinion of management, based upon consultation with legal counsel, the anticipated amount of ultimate liability with respect to, or an adverse outcome in any such legal proceedings or claims, will not materially affect our business, the consolidated results of our operations or our financial condition. Refer to Note 10 of the consolidated financial statements for additional details.
ITEM 4.    Mine Safety Disclosures
Not applicable.
PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock trades under the symbol PLAY and is listed on the NASDAQ Global Market (“NASDAQ”).
The number of shareholders of record of the Company’s common stock as of April 4, 2025 was 267. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Dividends and Share Repurchases
There were no dividends declared or paid in fiscal years 2024, 2023 or 2022.
Our Board has approved a share repurchase program and periodically approved increases to the authorized purchase limit under the program. During fiscal 2024, the Company repurchased 4.99 million shares at an average of $34.50 per share. The remaining dollar value of shares that may be repurchased under the program is $128.0 million as of February 4, 2025.
Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.
Issuer Purchases of Equity Securities
Information regarding repurchases of our common stock during the fourth quarter of fiscal 2024:

Period (1)	Total Number of Shares Repurchased (2) (in millions)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2) (3) (in millions)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans (4) (in millions)
November 6 to December 3, 2024	—	$—	—	$212.0
December 4, 2024 to January 7, 2025	1.97	$28.59	—	$155.7
January 8 to February 4, 2025	0.98	$28.21	—	$128.0
(1)The Company uses a “4-5-4” calendar to determine the months in each quarter. The periods presented represent the 4-week and 5-week periods making up the fourth quarter of fiscal 2024.
(2)Represents shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units. There were no purchases under repurchase program(s) during the fourth quarter of fiscal 2024.
(3)Our Board approved a share repurchase program in March of 2023, with approved subsequent increases. Under the program, the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The share repurchase program(s) may be modified, suspended or discontinued at any time.
(4)Represents total cumulative share repurchase authorizations in effect, less cumulative purchases, at the end of each period presented.

Performance Graph
The following performance graph depicts the total returns to shareholders of our stock for the past five fiscal years, relative to the performance of the NASDAQ Composite Index, Standard & Poor’s (“S&P”) 600 Small Cap Index and S&P 600 Hotels Restaurants and Leisure Index. All returns assume a base investment of $100 at the beginning of the five fiscal years (February 2, 2020 — the end of our fiscal year 2019) and the reinvestment of dividends paid, if applicable, since that date. The performance shown in the graph is not necessarily indicative of future price performance.

Comparison of 5-Year Cumulative Total Return
Assumes Initial Investment of $100
225
200
175
150
125
100
75
50
2/2/2020
1/31/2021
1/30/2022
1/29/2023
2/4/2024
2/4/2025
Dave & Buster's Entertainment, Inc.
S&P 600 Small Cap
S&P 600 Hotels Restaurants & Leisure
NASDAQ Composite

	2/2/2020	1/31/2021	1/30/2022	1/29/2023	2/4/2024	2/4/2025
Dave & Buster's Entertainment, Inc.	$100.00	$77.31	$80.24	$94.53	$125.41	$62.22
S&P 600 Small Cap	$100.00	$121.32	$129.80	$127.43	$129.98	$147.40
S&P 600 Hotels Restaurants & Leisure (1)	$100.00	$145.84	$105.33	$105.27	$106.20	$118.90
NASDAQ Composite	$100.00	$142.83	$150.48	$127.00	$170.79	$214.78
(1)    Due to the limited number of publicly traded companies in our industry, we were unable to identify a suitable peer group for comparison to our market performance. In lieu of a peer group, we selected the S&P 600 Hotels Restaurants and Leisure index, of which our stock was a member during fiscal 2024.
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
Financial Highlights
•Revenue of $2,132.7 million decreased 3.3% compared with $2,205.3 million in fiscal 2023.
•Comparable store sales decreased 7.2% on a like-for-like calendar basis compared to fiscal 2023. See further discussion of comparable store sales below at Revenues.
•Net income totaled $58.3 million, or $1.46 per diluted share, compared with net income of $126.9 million, or $2.88 per diluted share in fiscal 2023.
•Adjusted EBITDA decreased $49.4 million to $506.2 million, or 23.7% of revenues, compared with Adjusted EBITDA of $555.6 million, or 25.2% of revenues, in fiscal 2023. See further discussion of Adjusted EBITDA, a non-GAAP measure, at Non-GAAP Financial Measures below along with a reconciliation to net income, the most comparable GAAP measure, at Reconciliations of Non-GAAP Financial Measures below.
•The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday after the Monday closest to January 31. Fiscal 2024 contained 52 weeks, while Fiscal 2023 contained 53 weeks. The 53rd week of Fiscal 2023 contributed approximately $39.5 million in revenue.
General
We are a leading owner and operator of high-volume venues primarily in North America that combine entertainment and dining for both adults and families under the “Dave & Buster’s” and “Main Event” brands. The core of our concept is to offer our customers various forms of entertainment along with quality dining all in one location. Our entertainment offerings provide an extensive assortment of attractions centered around playing games, bowling, and watching live sports and other televised events. Our brands appeal to a relatively balanced mix of male and female adults, as well as families and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.
Our Dave & Buster’s stores average 37,000 square feet and range in size between 16,000 and 70,000 square feet. Our Main Event stores average 53,000 square feet and range in size between 37,500 and 78,000 square feet. Generally, our stores are open seven days a week, with normal hours of operation generally from between 10:00 to 11:30 a.m. until midnight, with stores typically open for extended hours on weekends.
Strategy
Our strategy is built on the following key initiatives:
•Offer the latest entertainment at competitive prices.
•Offer novel food & drink to bring people together.
•Drive customer engagement through strategic marketing and loyalty offerings.
•Optimize our footprint with new venues and refreshed existing locations.
•Drive incremental sales volume through advertising and hosting special events.
•Drive an improved customer experience and optimize operations through targeted technology investments.
For further information about our strategy, refer to “Item 1. Strategy.”

Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance, including:
Comparable store sales. Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores owned and open for a full 18 months before the beginning of the fiscal year and excluding stores permanently closed during the period. For fiscal 2024, our comparable store base consists of 146 Dave & Buster's branded stores and 49 Main Event branded stores.
New store openings. Our ability to reach new customers is influenced by the opening of additional stores in new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. During fiscal 2024, we opened eleven new Dave & Buster's stores and three Main Event stores.
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
Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. In addition, Adjusted EBITDA excludes certain other costs that may be important in analyzing our GAAP results. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Our calculations of Adjusted EBITDA adjust for these amounts because they do not directly relate to the ongoing operations of the currently underlying business of our stores and therefore complicate comparison of the underlying business between periods. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA, Credit Adjusted EBITDA or Store Operating Income Before Depreciation and Amortization in isolation and also uses other measures, such as revenues, gross margin, operating income and net income to measure operating performance.
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
We believe that Store Operating Income Before Depreciation and Amortization is another useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store level, and thereby enables the comparability of the operating performance of our stores for the periods presented. We also believe that Store Operating Income Before Depreciation and Amortization is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency, and performance, and we use Store Operating Income Before Depreciation and Amortization as a means of evaluating store financial performance compared with our competitors. However, because this measure excludes significant items such as general and administrative expenses, pre-opening costs and other charges and gains, as well as our interest expense, net, loss on debt refinancing and depreciation and amortization expense, which are important in evaluating our consolidated financial performance from period to period, the value of this measure is limited as a measure of our consolidated financial performance.
Presentation of Operating Results
The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday after the Monday closest to January 31. Fiscal year 2024, which ended on February 4, 2025, contained 52 weeks. Fiscal year 2023, which ended on February 4, 2024, contained 53 weeks. Fiscal year 2022, which ended on January 29, 2023, contained 52 weeks. Each quarterly period has 13 weeks, except in a 53-week year, when the fourth quarter has 14 weeks.
On May 6, 2024, the first day of the 2nd quarter of fiscal 2024, the Company changed its fiscal year to end on the Tuesday after the Monday closest to January 31st. The change was made to improve labor and operational efficiencies by ending the Company's periods outside of the busier weekend timeframe. As a result of this change, the second quarter and fiscal 2024 have two additional days added to its normal 13-week quarter and 52-week year.
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

Fiscal 2024 Compared to Fiscal 2023
Results of operations. The following table sets forth selected data, in millions of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Comprehensive Income.
Note that the Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday after the Monday closest to January 31. Fiscal year 2024 contained 52 weeks while Fiscal year 2023 contained 53 weeks.

	Fiscal Year Ended
	February 4, 2025		February 4, 2024
Entertainment revenues	$1,391.0	65.2%	$1,434.8	65.1%
Food and beverage revenues	741.7	34.8%	770.5	34.9%
Total revenues	2,132.7	100.0%	2,205.3	100.0%
Cost of entertainment (1)	118.6	8.5%	138.5	9.7%
Cost of food and beverage (1)	195.8	26.4%	214.5	27.8%
Total cost of products	314.4	14.7%	353.0	16.0%
Operating payroll and benefits	523.5	24.5%	525.9	23.8%
Other store operating expenses	690.4	32.4%	669.5	30.4%
General and administrative expenses	99.5	4.7%	113.8	5.2%
Depreciation and amortization expense	238.2	11.2%	208.5	9.5%
Pre-opening costs	18.7	0.9%	18.4	0.8%
Other charges and gains	27.6	1.3%	9.6	0.4%
Total operating costs	1,912.3	89.7%	1,898.7	86.1%
Operating income	220.4	10.3%	306.6	13.9%
Interest expense, net	135.3	6.3%	127.4	5.8%
Loss on debt refinancing	15.2	0.7%	16.1	0.7%
Income before provision for income taxes	69.9	3.3%	163.1	7.4%
Provision for income taxes	11.6	0.5%	36.2	1.6%
Net income	$58.3	2.7%	$126.9	5.8%
Company-owned stores at end of period	232		220
Comparable stores at end of period	195		141
(1)All revenues and costs are expressed as a percentage of total revenues for the respective period presented, except cost of entertainment, which is expressed as a percentage of entertainment revenues, and cost of food and beverage, which is expressed as a percentage of food and beverage revenues.

Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net income to Adjusted EBITDA (in millions of dollars and as a percent of total revenues) for the periods indicated:

	Fiscal Year Ended
	February 4, 2025		February 4, 2024
Net income (1)	$58.3	2.7%	$126.9	5.8%
Interest expense, net	135.3		127.4
Loss on debt refinancing	15.2		16.1
Provision for income tax	11.6		36.2
Depreciation and amortization expense	238.2		208.5
Share-based compensation (2)	4.6		16.0
Transaction and integration costs (3)	3.4		11.1
System implementation costs (4)	11.1		9.4
Other costs, net (5)	28.5		4.0
Adjusted EBITDA, a non-GAAP measure (1)	$506.2	23.7%	$555.6	25.2%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.
(2)Non-cash share-based compensation expense, net of forfeitures, recorded in “General and administrative expenses” on the Consolidated Statement of Comprehensive Income.
(3)Transaction and integration costs related to the acquisition and integration of Main Event recorded in “General and administrative expenses” on the Consolidated Statement of Comprehensive Income.
(4)System implementation costs represent expenses incurred related to the development of new enterprise resource planning, human capital management and inventory software for our stores and store support teams and staff augmentation for the implementation team at the store support center. These charges are primarily recorded in “Other charges and gains” on the Consolidated Statement of Comprehensive Income.
(5)The amount related to fiscal 2024 primarily consisted of $10.6 million of one-time, third-party consulting fees, $3.9 million of impairment of long-lived assets, and a $12.8 million loss on property and equipment transactions. The amount for the 2023 primarily consisted of one-time, third-party consulting fees. The third-party consulting fees for each period, which are recorded in “Other charges and gains” on the Consolidated Statements of Comprehensive Income, are not part of our ongoing operations and were incurred to execute, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy and transform our supply chain operational efficiency. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business.

Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Fiscal Year Ended
	February 4, 2025		February 4, 2024
Operating income (1)	$220.4	10.3%	$306.6	13.9%
General and administrative expenses (2)	99.5		113.8
Depreciation and amortization expense	238.2		208.5
Pre-opening costs	18.7		18.4
Other charges and gains (2)	27.6		9.6
Store Operating Income Before Depreciation and Amortization, a non-GAAP measure (1)(2)	$604.4	28.3%	$656.9	29.8%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.
(2)Certain fiscal 2023 amounts were reclassified to align with the fiscal 2024 presentation. See Note 1 to the consolidated financial statements for further discussion.

Results of Operations
Revenues - Selected revenue data (in millions except for store operating weeks) and store data for the periods indicated are as follows:

	Fiscal Year Ended
	February 4, 2025	February 4, 2024	Change
Comparable store revenues (1)(2)	$1,845.1	$2,025.1	$(180.0)
Noncomparable store revenues (1)(2)	261.3	181.8	79.5
Other noncomparable revenues (3)	26.3	(1.6)	27.9
Total revenues	$2,132.7	$2,205.3	$(72.6)

Comparable store operating weeks (1)(2)	10,196	10,335	(139)
Noncomparable store operating weeks (1)(2)	1,574	906	668
Total store operating weeks (1)(2)	11,770	11,241	529
(1)During fiscal 2024 we adjusted our period close from Sunday to Tuesday of each week (see further discussion at Note 1 of the consolidated financial statements). This adjustment had the effect of adding 56, 9, and 65 operating weeks for our comparable, noncomparable and total stores, respectively.
(2)In fiscal 2023, comparable store operating weeks, noncomparable store operating weeks and total store operating weeks included an additional 195, 25 and 220 operating weeks, respectively, due to the 53rd week.
(3)Includes changes in deferred entertainment revenues, gift card deferrals and certain other revenues not associated with stores.
The table below represents our revenue mix for the fiscal periods indicated:

	Fiscal Year Ended
	February 4, 2025		February 4, 2024
Entertainment revenues	$1,391.0	65.2%	$1,434.8	65.1%
Food revenues	506.3	23.7%	517.1	23.4%
Beverage revenues	235.4	11.1%	253.4	11.5%
Total revenues	$2,132.7	100.0%	$2,205.3	100.0%
Total revenues decreased $72.6 million, or 3.3%, to $2,132.7 million in fiscal 2024 compared to $2,205.3 million in fiscal 2023. The decrease in revenue is primarily attributable to the 53rd week of fiscal 2023, a 7.2% decrease in comparable store sales on a like-for-like calendar basis and a decrease in other noncomparable revenues, partially offset by incremental sales from new stores, and changes in deferred entertainment revenue. The decrease in comparable store revenues is due primarily to a reduction in demand relative to a more robust consumer environment in the prior year period. The changes in entertainment revenue deferrals reflect breakage on unredeemed game play credits and tickets corresponding to guest redemption patterns over time. See Revenue Recognition at Note 1 of the consolidated financial statements for discussion of revenue recognition associated with play credits and tickets.
The $180.0 million or 8.9% comparable store revenue decrease presented in the table above is on a fiscal period basis. On a like-for-like calendar basis, comparable store sales decreased 7.2%. Due to the 53rd week in fiscal 2023, the 2024 period had one less operating week than fiscal 2023 and it ended approximately one week earlier than the 2023 period. Additionally, fiscal 2024 included two additional days of revenue, partially offsetting the one-week differential discussed in the footnote to the table above. Comparable store revenues based on a like-for-like calendar basis adjusts for this shift in weeks and compares the period from February 5, 2024 through February 4, 2025 to the period from January 29, 2023 through February 4, 2024.
Cost of products - The total cost of products was $314.4 million for fiscal 2024 and $353.0 million for fiscal 2023. The total cost of products as a percentage of total revenues decreased to 14.7% for fiscal 2024 compared to 16.0% for fiscal 2023.
Cost of entertainment decreased to $118.6 million in fiscal 2024 compared to $138.5 million in fiscal 2023. The cost of entertainment, as a percentage of entertainment revenues, decreased to 8.5% for fiscal 2024 from 9.7% in the fiscal 2023. The decrease was primarily attributable to sales price increases.
Cost of food and beverage products decreased to $195.8 million for fiscal 2024 compared to $214.5 million for fiscal 2023. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 26.4% for fiscal 2024 from 27.8% for fiscal 2023. The slight decrease was due to food and beverage menu price increases, and the mix of products sold with our new menu, offset by continued supply chain and ingredient optimization.

Operating payroll and benefits - Total operating payroll and benefits decreased to $523.5 million in fiscal 2024 compared to $525.9 million in fiscal 2023. The total cost of operating payroll and benefits as a percentage of total revenues was 24.5% in fiscal 2024 compared to 23.8% in fiscal 2023.
Other store operating expenses - Other store operating expenses increased to $690.4 million in fiscal 2024 compared to $669.5 million in fiscal 2023. Other store operating expense as a percentage of total revenues increased to 32.4% in fiscal 2024 compared to 30.4% in fiscal 2023. This increase in expense as a percentage of total revenues was primarily due to higher occupancy costs for new stores and repairs & maintenance costs.
General and administrative expenses - General and administrative expenses decreased to $99.5 million in fiscal 2024 compared to $113.8 million in fiscal 2023. The decrease in general and administrative expenses was primarily driven by lower share-based and incentive compensation and lower transaction and integration costs in the current year. General and administrative expenses as a percentage of total revenues decreased to 4.7% in fiscal 2024 compared to 5.2% in fiscal 2023.
Depreciation and amortization expense - Depreciation and amortization expense increased to $238.2 million in fiscal 2024 compared to $208.5 million in fiscal 2023, primarily due to new store openings and store remodels.
Pre-opening costs - Pre-opening costs increased to $18.7 million in fiscal 2024 compared to $18.4 million in fiscal 2023 primarily due to the timing of costs in our pipeline of new stores for each period.
Other charges and gains - Other charges and gains increased to $27.6 million in fiscal 2024 compared to $9.6 million in fiscal 2023 primarily due to increased system implementation costs, impairment charges associated with one underperforming store and loss on retirement of assets associated with assets written off related to store remodels.
Interest expense, net - Interest expense, net increased to $135.3 million in fiscal 2024 compared to $127.4 million in fiscal 2023 due primarily due to incremental interest expense associated with sale-leaseback transactions and borrowings outstanding under our Credit Agreement, partially offset by an increase in interest income and a decrease in interest rates on our Credit Facility. See further discussion of the Company's debt activity at Note 6 of the consolidated financial statements. See further discussion of the sale-leaseback transaction at Note 8 of the consolidated financial statements.
Loss on debt refinancing - Loss on debt refinancing was $15.2 million in fiscal 2024 and $16.1 million in fiscal 2023. The amount for fiscal 2024 is related to the January and November debt refinancings. See further discussion of the Company's debt refinancing activity at Note 6 of the consolidated financial statements.
Provision for income taxes - The effective tax rate for fiscal 2024 was 16.5%, compared to 22.2% for fiscal 2023. The effective tax rate decrease for fiscal 2024 in comparison to fiscal 2023 was impacted by a significant reduction in pre-tax book income. As pre-tax income decreases, the effect of certain tax attributes and permanent items, specifically our employment tax credits become more pronounced, which cause fluctuations in the effective tax rate. See further discussion of the Company's Income taxes at Note 7 of the consolidated financial statements.

Liquidity and Capital Resources
Debt
Credit Facility
In fiscal 2022, the Company entered into a senior secured credit agreement including a revolving credit facility (the “Revolving Credit Facility”) and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, D&B Inc. entered into an amendment with its banking syndicate that amended the Credit Facility (the “Fourth Amendment”). The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc.’s existing and future wholly owned material domestic subsidiaries.
The Fourth Amendment, among other things:
•provided for a new tranche of term loans in an aggregate principal amount of $700.0 million (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and
•increased the Revolving Credit Facility by $150.0 million to a total $650.0 million and extended the maturity to November 1, 2029.
The proceeds from the Incremental Term B Loans were primarily used to:
•redeem all $440.0 million of outstanding senior secured notes (see 7.625% Senior Secured Notes below), and
•pay down $200.0 million of the term loans outstanding under the Credit Facility immediately prior to the Fourth Amendment (the “Existing Term B Loans”).
Both the Existing Term B Loans and the Incremental Term B Loans bear interest at Term SOFR or ABR (each, as defined in the amended Credit Facility) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. Loans under the Revolving Credit Facility bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.00% per annum or ABR plus a spread ranging from 1.50% to 2.00% per annum. Unused commitments under the Revolving Credit Facility incur initial commitment fees of 0.30% to 0.50%. Additionally, the interest rate margin applicable to the Existing Term B Loans and loans outstanding under the Revolving Credit Facility are subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step-up if such rating is subsequently not maintained).
A portion of the Revolving Credit Facility not to exceed $35.0 million is available for the issuance of letters of credit. As of February 4, 2025, we had letters of credit outstanding of $11.5 million and an unused commitment balance of $503.4 million under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 million and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Facility, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.
7.625% Senior Secured Notes
During fiscal 2020, the Company issued $550.0 million aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc. and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc.’s existing and future wholly owned material domestic subsidiaries. During fiscal 2021, the Company redeemed a total of $110.0 million outstanding principal amount of the Notes. During fiscal 2024, using the proceeds from the Fourth Amendment to the Credit Facility discussed above, the Company redeemed the remaining $440.0 million outstanding principal amount of the Notes.
Loss on debt refinancing
Term Loans — Immediately prior to the Fourth Amendment, the Company had $35.1 million of unamortized debt issuance discounts and debt issuance costs. In connection with the Fourth Amendment described above, certain lenders exited the syndicate and were replaced by new syndicate members. The term loans, in the aggregate, were increased, a portion of the term loan facility was deemed extinguished, and a portion was determined to be modified. As a result, $4.1 million of unamortized costs were written off and $8.2 million of new fees were expensed on the modified portion resulting in a total charge of $12.3 million included in “Loss on debt refinancing” on the Consolidated Statements of Comprehensive Income. The remaining unamortized issuance discounts and new issuance discount and costs immediately subsequent to the refinancings were deferred and are amortized into interest expense, net over the remaining term of the Existing Term B Loans and the Incremental Term B Loans.
Revolving Credit Facility — Immediately prior to the Fourth Amendment, the Company had $3.8 million of unamortized debt issuance costs. In connection with the Fourth Amendment described above, certain lenders exited the syndicate and were replaced by new syndicate members. The Revolving Credit Facility was increased in size, a portion of the Revolving Credit Facility was deemed extinguished, and a portion was determined to be modified. As a result, $0.6 million of unamortized costs were written off and included in “Loss on debt refinancing” on the Consolidated Statements of Comprehensive Income. The remaining unamortized issuance discounts and new issuance costs immediately subsequent to the refinancings were deferred and are amortized into interest expense, net over the remaining term of the Credit Facility.
The Notes — Immediately prior to paying down the Notes, the Company had $2.3 million of unamortized debt issuance costs. The Notes were deemed fully extinguished, and all such costs were included in “Loss on debt refinancing” on the Consolidated Statements of Comprehensive Income.
Interest expense
The following table sets forth our recorded interest expense, net for the periods presented:

	February 4, 2025	February 4, 2024	January 29, 2023
Interest expense on debt	$120.6	$121.8	$77.7
Interest associated with swap agreements	—	—	4.1
Amortization of issue discount and issuance cost	10.6	11.8	8.5
Interest expense on sale-leaseback transactions (1)	8.1	1.4	—
Interest income	(0.4)	(4.7)	(0.6)
Capitalized interest	(3.6)	(2.9)	(2.3)
Total interest expense, net	$135.3	$127.4	$87.4
(1)    See discussion of sale-leaseback transactions at Note 8 of the consolidated financial statements.

Credit Adjusted EBITDA and Net Total Leverage Ratio
Credit Adjusted EBITDA, a non-GAAP measure, represents Adjusted EBITDA plus certain other items as defined in our Credit Facility. Additional adjustments include (i) entertainment revenue deferrals, (ii) the cost of new projects, including store pre-opening costs, (iii) business optimization expenses and other restructuring costs, and (iv) additional costs and adjustments as permitted by the debt agreements. We believe the presentation of Credit Adjusted EBITDA is appropriate as it provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Credit Facility.

The following table sets forth a reconciliation of Net income to Credit Adjusted EBITDA for the period shown:

Fiscal Year Ended February 4, 2025
Net income	$58.3
Add back:
Interest expense, net	135.3
Loss on debt refinancing	15.2
Provision for income taxes	11.6
Depreciation and amortization expense	238.2
Share-based compensation (1)	4.6
Transaction and integration costs (2)	3.4
System implementation costs (3)	11.1
Other items, net (4)	28.5
Pre-opening costs (5)	18.7
Credit Facility specific items, net (6)	8.5
Credit Adjusted EBITDA, a non-GAAP measure	$533.4
(1)See discussion of share-based compensation at Adjusted EBITDA above.
(2)See discussion of transaction and integration costs at Adjusted EBITDA above.
(3)See discussion of system implementation costs at Adjusted EBITDA above.
(4)See discussion of other items, net at Adjusted EBITDA above.
(5)Represents costs incurred, primarily consisting of occupancy and payroll related expenses, associated with the opening of new stores. These costs are considered a "cost of new projects" as defined in our Credit Facility.
(6)Represents other adjustments allowed under our Credit Facility in the determination of Net Total Leverage Ratio including i) amortization of software costs, ii) executive search fees, iii) public company costs and iv) estimated impact of remodels to financial performance.

The following table provides a calculation of Net Total Leverage Ratio, as defined in our Credit Facility, for the latest test period shown:

	Fiscal Year Ended February 4, 2025
Credit Adjusted EBITDA (a)	$533.4
Total debt (1)	$1,486.1
Less: Cash and cash equivalents	(6.9)
Add: Outstanding letters of credit	11.5
Net debt (b)	$1,490.7
Net Total Leverage Ratio (b / a)	2.8	x
(1) Amount represents the face amount of debt outstanding, net of unamortized debt issuance costs and debt discount.

Dividends and Share Repurchases
There were no dividends declared or paid in fiscal 2024 or fiscal 2023.
On March 27, 2023, our Board approved a share repurchase program with an authorization limit of $100.0 million. Our Board has approved various increases to the repurchase program up to a total authorization limit of $600.0 million. In fiscal 2024, the Company repurchased 4.99 million shares for a total of $171.9 million. The remaining dollar value of shares available for repurchase under the program is $128.0 million as of February 4, 2025.
Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.

Cash Flow Summary
The Company ended the year with $510.4 million of liquidity, which included $6.9 million in cash and cash equivalents and $503.5 million available under the $650.0 million revolving credit facility.
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
Operating Activities — Cash flow provided by operations typically supplies us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, team member compensation, operations, occupancy, and other operating costs. Cash from operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of cash receipts and payments, and vendor payment terms.
Cash flow used in operating activities decreased to $312.3 million in fiscal 2024 compared to $364.2 million in fiscal 2023 primarily due to a decrease in net income and the timing of changes in working capital.
Investing Activities — Cash flow used in investing activities primarily reflects capital expenditures. The Company spent $530.2 million in fiscal 2024 compared to $330.2 million in fiscal 2023. The increase is primarily due to higher capital expenditures related to store remodels and new store openings.
The following table reflects accrual-based capital additions for the periods presented: Capital additions do not include any reductions for accrual-based leasehold improvement incentives (“Payments from landlords”).

	Fiscal Year Ended
	February 4, 2025	February 4, 2024
New stores	$236.6	$200.4
Remodels and other initiatives	238.2	71.1
Games	18.0	20.8
Maintenance capital	65.0	73.1
Total capital additions	$557.8	$365.4
Payments from landlords - tenant improvements (1)	$16.4	$20.2
Payments from landlords - sale-leasebacks (2)	$184.7	$84.2
(1)     Amounts received from landlords as reimbursements for tenant improvements and included in cash provided by operating activities in the Consolidated Statements of Cash Flows.
(2)    Amounts received from landlords in sale-leaseback transactions and included in cash provided by financing activities in the Consolidated Statements of Cash Flows. See Note 8 to the consolidated to the consolidated financial statements for further discussion.

Financing Activities — Cash flow provided by financing activities in fiscal 2024 was $187.1 million primarily consisting of net debt proceeds and proceeds from sale-leaseback transactions, partially offset by transactions under the share repurchase program. Cash used in financing activities in fiscal 2023 was $179.4 million primarily attributable to transactions under the share repurchase program and debt issuance and discount costs incurred, partially offset by net debt proceeds and proceeds from a sale-leaseback transaction.

Contractual and Other Commitments
The Company had the following obligations as of February 4, 2025:
•Long-term debt obligations, including scheduled interest payments (See Note 6 of the consolidated financial statements)
•Future minimum lease obligations under non-cancelable leases (Refer to Note 8 of the Notes to the consolidated financial statements)
•Software as a service subscription commitments of approximately $5.8 million to be paid in annual installments of approximately $1.9 million through fiscal 2028.
•Approximately $35.4 million of minimum food purchase commitments through the end of fiscal 2025.
Critical accounting policies and estimates
The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. We made certain reclassifications of amounts in the Consolidated Statements of Comprehensive Income for fiscal years ended February 4, 2024 and January 29, 2023 to be consistent with the presentation for the fiscal year ended February 4, 2025. See Note 1 “Accounting Reclassifications”.
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
We consider our Dave & Buster's and Main Event brands to be two reporting units within one operating segment. We performed our annual impairment test in the fourth quarter of fiscal 2024 by utilizing the qualitative approach and determined that there were no events or circumstances to indicate that it was more likely than not that the fair value of our reporting units, or the Dave & Buster's and Main Event tradenames, was less than their carrying values. For fiscal years 2024, 2023 and 2022, there was no impairment to our goodwill or tradenames. See balances of goodwill and tradenames at Note 4 to the consolidated financial statements.

Accounting for impairment of long-lived assets. We assess the potential impairment of our long-lived assets related to each store, including property and equipment and right-of-use assets, on an annual basis or whenever events or changes in circumstances indicate that the carrying values of these assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans. The more significant inputs used in determining our estimate of the projected undiscounted cash flows include projected sales and projected margins as well as the estimate of the remaining useful life of the assets. If the carrying amount is not recoverable, we record an impairment charge, if any, for the excess of the carrying amount over the fair value, which is estimated based on discounted projected future operating cash flows of the store over the remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk.
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
Interest Rate Risk
The Credit Facility, discussed further in Item 7 at Liquidity and Capital Recourses - Debt is based on variable interest rates. As of February 4, 2025, the Company had $135.0 million outstanding on its revolving facility and $1,389.3 million outstanding under the term loan facility. The impact on our annual results of operations of a hypothetical one percentage point interest rate change on the outstanding balance of the credit facility as of February 4, 2025 would be approximately $13.9 million.
Inflation
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
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the interim CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including the interim CEO and CFO, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the interim CEO and CFO have concluded that these disclosure controls and procedures are effective.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 4, 2025, based on the framework in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included documenting, evaluating, and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of February 4, 2025.
Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of February 4, 2025, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
In fiscal 2023, we began the implementation of a new enterprise resource planning system (“ERP”) to align processes across the organization, enhance operational efficiency, and provide timely information to the Company’s management team related to the operation of the business.
We substantially completed the implementation of the ERP in fiscal 2024, which also included new financial management, inventory management, payroll and human capital management systems. The implementation of these systems resulted in material changes to our internal controls. The Company updated our internal controls to reflect changes to the financial reporting business processes impacted by the implementation and will continue to monitor the impact of the implementation on our financial reporting business processes.
There have been no other changes in our internal control over financial reporting that occurred during fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
Insider Trading Arrangements
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended February 4, 2025.
Amendment to Bylaws

On April 3, 2025, the Board amended and restated the Company’s existing Fourth Amended and Restated Bylaws (as so amended and restated, the “Fifth Amended and Restated Bylaws”), effective immediately. The amendments contained in the Fifth Amended and Restated Bylaws:
•modify the provisions relating to adjournment procedures and lists of stockholders entitled to vote at stockholder meetings, in each case, to reflect amendments to the Delaware General Corporation Law, as amended (the “DGCL”);
•clarify the parameters for proxies in connection with stockholder meetings;
•provide that a white proxy card is reserved for exclusive use of the Board;

•clarify that the number of directors a stockholder may nominate for election at an annual or special meeting of stockholders shall not exceed the number of directors to be elected by stockholders generally at such annual or special meeting;
•enhance certain procedural and information requirements with respect to advance notice of stockholder nominations of directors and proposals, including by:
◦expanding the types of agreements, arrangements or understandings that stockholders who are seeking to make nominations or proposals must disclose;
◦requiring that any stockholder submitting a nomination notice include a statement as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 under the Securities Exchange Act of 1934, as amended (“Rule 14a-19”), and if so, requiring such stockholder to provide reasonable evidence to the Company no later than five business days prior to the applicable meeting that such stockholder has met all applicable requirements of Rule 14a-19; and
◦providing that if a stockholder submitting a nomination pursuant to Rule 14a-19 fails to comply with Rule 14a-19 or fails to provide timely evidence of such compliance, the stockholder’s nomination and all proxies or votes pertaining to such nomination shall be disregarded;
•clarify that a verbal resignation by a member of the Board is not effective until confirmed by such director electronically or in writing to the Company;
•clarify that written consents of the Board may be documented, signed and delivered in any manner permitted by Section 116 of the DGCL;
•provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for any claim asserting a cause of action arising out of the Securities Act of 1933, as amended, and that any holder of an interest in the Company shall be deemed to have notice and consent to this exclusive forum provision; and
•make various other minor updates, including conforming and clarifying changes.

The foregoing summary of the Fifth Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Fifth Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
None.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to the sections entitled “Proposal No. 1—Election of Directors,” “Directors and Corporate Governance,” “Executive Officers” and “Executive Compensation” in the Proxy Statement.
ITEM 11.    Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections entitled “Proposal No. 1—Election of Directors,” “Directors and Corporate Governance” and “Executive Compensation” in the Proxy Statement.
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

3.2	Fifth Amended and Restated Bylaws of the Registrant

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

10.18
Form of Restricted Stock Unit Agreement – Performance Based, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on April 19, 2022 (No. 001-35664))

10.19
Restricted Stock Unit Agreement dated April 18, 2022 by and between Dave & Buster’s Entertainment, Inc. and Kevin M. Sheehan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on April 21, 2022 (No. 001-35664))

10.20
Form of Employment Agreement (May 2022 version) by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc. and the various executive officers of Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on June 7, 2022 (No. 001-35664))

10.21
Amended and Restated Cooperation Agreement, dated as of July 11, 2022, among Dave & Buster’s Entertainment, Inc., Hill Path Capital LP and James Chambers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 11, 2022 (No. 001-35664))

Exhibit Number	Description

10.22
Form of Nonqualified Stock Option Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.23
Form of Nonqualified Stock Option Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.24
Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.25
Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.26
Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.27
Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc., and various employees of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 11, 2022 (No. 001-35664))

10.28
First Amendment to Credit Agreement, dated as of June 30, 2023, by and among Dave & Buster’s, Inc., Dave & Buster’s Holdings, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2023 (No. 001-35664))

10.29
Second Amendment to Credit Agreement, dated as of January 19, 2024, by and among Dave & Buster’s, Inc., Dave & Buster’s Holdings, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 19, 2024 (No. 001-35664))

10.30
Third Amendment to Credit Agreement and Joinder Agreement, dated as of January 31, 2024, by and among Dave & Buster’s, Inc., Dave & Buster’s Holdings, Inc., the additional borrowers party thereto, and Deutsche Bank AG New York Branch.(incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 31, 2024 (No. 001-35664))

10.31
Employment Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and Darin Harper effective June 17, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on September 10, 2024 (No. 001-35664))

10.32
Fourth Amendment to Credit Agreement, dated as of November 1, 2024, by and among Dave & Buster’s, Inc., Dave & Buster’s Holdings, Inc., the additional borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 4, 2024 (No. 001-35664))

10.33
Letter Agreement, dated January 30, 2025, among Dave & Buster's Entertainment, Inc., James Chambers, Scott I. Ross and Hill Path Capital LP. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 3, 2025 (No. 001-35664))

10.34*	Letter Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and Kevin Sheehan effective December 10, 2024

19	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed on April 2, 2024 (No. 001-35664))

21.1*	Subsidiaries of the Registrant

Exhibit Number	Description

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Keven Sheehan, Interim Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Darin Harper, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Kevin Sheehan, Interim Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Darin Harper, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed on April 2, 2024 (No. 001-35664))

101.INS	XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herein
ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware Corporation

Date: April 7, 2025	By:	/s/ Darin Harper
Darin Harper Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Kevin M. Sheehan and Rodolfo Rodriguez, Jr., or either of them, each acting alone, his/her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for such person and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on April 7, 2025.

By:	/s/ Kevin Sheehan	Interim Chief Executive Officer and Director
	Kevin Sheehan	(Principal Executive Officer)

By:	/s/ Darin Harper	Chief Financial Officer
	Darin Harper	(Principal Financial and Accounting Officer)

By:	/s/ Michael J. Griffith	Interim Lead Director
Michael J. Griffith

By:	/s/ James Chambers	Director
James Chambers

By:	/s/ Hamish A. Dodds	Director
Hamish A. Dodds

By:	/s/ Gail Mandel	Director
Gail Mandel

By:	/s/ Atish Shah	Director
Atish Shah

By:	/s/ Jennifer Storms	Director
Jennifer Storms

By:	/s/ Scott Ross	Director
Scott Ross

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dave & Buster’s Entertainment, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dave & Buster’s Entertainment, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 4, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 4, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 4, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 4, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated April 7, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
April 7, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dave & Buster’s Entertainment, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dave & Buster’s Entertainment, Inc. and subsidiaries (the Company) as of February 4, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 4, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 4, 2025 and 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 4, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 4, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 7, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Deferred entertainment revenue for unused game play credits
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company defers a portion of entertainment revenues for the estimated unfulfilled performance obligations related to unused game play credits which they believe their customers will utilize in the future. The Company recorded deferred entertainment revenue of $95.7 million as of February 4, 2025, which is included in accrued liabilities on the consolidated balance sheet and disclosed as deferred entertainment revenue. This balance includes deferred revenue related to unused game play credits. The deferral is based on an estimated rate of future use by customers. The Company applies judgment to determine the estimated rate of future use by customers using information about game play credits outstanding and historical customer utilization patterns.

We identified the evaluation of the estimated rate of future use assumption used to determine deferred entertainment revenue for unused game play credits as a critical audit matter. Subjective auditor judgment was required to evaluate the effect of historical customer usage patterns on the estimated rate of future use assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s deferred entertainment revenue process, including controls related to the development of the estimated rate of future use assumption. We evaluated historical periods’ game play credit activity for indication of significant changes in customer behavior and to determine whether changes in the historical activity were consistent with changes in the Company’s business that impact the estimated rate of future usage assumption. We compared trends of customers’ historical use patterns to the Company’s estimated rate of future use assumption. We assessed the outstanding game play credit data utilized by the Company to derive the estimated rate of future use assumption by comparing it to relevant underlying documentation.
Deferred entertainment revenue for unredeemed tickets
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company defers a portion of entertainment revenue for the material right provided to customers to redeem tickets in the future for prizes. The Company recorded deferred entertainment revenue of $95.7 million as of February 4, 2025, which is included in accrued liabilities on the consolidated balance sheet and disclosed as deferred entertainment revenue. This balance includes deferred revenue related to the material right to redeem tickets in the future. The deferral is based on an estimated redemption rate of outstanding tickets that will be redeemed in subsequent periods. The Company applies judgment to determine the redemption rate assumption using information about tickets outstanding and historical customer utilization patterns.
We identified the evaluation of the estimated redemption rate assumption used to determine deferred entertainment revenue for unredeemed tickets as a critical audit matter. Subjective auditor judgment was required to evaluate the effect of historical customer usage patterns on the estimated rate of future use assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s deferred entertainment revenue process, including controls related to the development of the redemption rate assumption. We evaluated historical periods’ ticket redemption activity for indication of significant changes in customer behavior and to determine whether changes in the historical activity were consistent with changes in the Company’s business that impact the estimated redemption rate assumption. We compared trends of customers’ historical redemption patterns to the Company’s estimated redemption rate assumption. We assessed the outstanding ticket data utilized by the Company to derive the redemption rate assumption by comparing it to relevant underlying documentation.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Dallas, Texas
April 7, 2025

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	February 4, 2025	February 4, 2024
ASSETS
Current assets:
Cash and cash equivalents	$6.9	$37.3
Inventories	39.8	37.2
Prepaid expenses	18.5	18.2
Income taxes receivable	9.1	22.9
Accounts receivable	20.1	21.9
Total current assets	94.4	137.5
Property and equipment (net of $1,403.1 and $1,222.6 accumulated depreciation as of February 4, 2025 and February 4, 2024, respectively)	1,634.6	1,332.7
Operating lease right of use assets, net	1,318.4	1,323.3
Deferred tax assets	10.1	6.0
Tradenames	178.2	178.2
Goodwill	742.6	742.5
Other assets and deferred charges	37.5	34.2
Total assets	$4,015.8	$3,754.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$7.0	$9.0
Accounts payable	134.4	118.6
Accrued liabilities	290.7	306.0
Income taxes payable	1.8	2.0
Total current liabilities	433.9	435.6
Deferred income taxes	73.0	89.8
Operating lease liabilities	1,575.1	1,558.5
Other long-term liabilities	308.9	135.3
Long-term debt, net	1,479.1	1,284.0
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400.00 shares; issued: 63.16 shares at February 4, 2025 and 62.86 shares at February 4, 2024; outstanding: 35.55 shares at February 4, 2025 and 40.27 shares at February 4, 2024	0.6	0.6
Preferred stock, 50,000.00 authorized; none issued	—	—
Paid-in capital	609.9	597.6
Treasury stock, 27.61 and 22.59 shares as of February 4, 2025 and February 4, 2024, respectively	(1,120.6)	(945.3)
Accumulated other comprehensive loss	(1.6)	(0.9)
Retained earnings	657.5	599.2
Total stockholders’ equity	145.8	251.2
Total liabilities and stockholders’ equity	$4,015.8	$3,754.4
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share amounts)

	Fiscal Year Ended
	February 4, 2025	February 4, 2024	January 29, 2023
Entertainment revenues	$1,391.0	$1,434.8	$1,286.1
Food and beverage revenues	741.7	770.5	678.3
Total revenues	2,132.7	2,205.3	1,964.4
Cost of entertainment	118.6	138.5	118.1
Cost of food and beverage	195.8	214.5	205.1
Total cost of products	314.4	353.0	323.2
Operating payroll and benefits	523.5	525.9	470.7
Other store operating expenses	690.4	669.5	587.3
General and administrative expenses	99.5	113.8	136.7
Depreciation and amortization expense	238.2	208.5	169.3
Pre-opening costs	18.7	18.4	14.6
Other charges and gains	27.6	9.6	0.1
Total operating costs	1,912.3	1,898.7	1,701.9
Operating income	220.4	306.6	262.5
Interest expense, net	135.3	127.4	87.4
Loss on debt refinancing	15.2	16.1	1.5
Income before provision for income taxes	69.9	163.1	173.6
Provision for income taxes	11.6	36.2	36.5
Net income	58.3	126.9	137.1
Unrealized foreign currency translation loss	(0.7)	—	(0.2)
Unrealized gain on derivatives, net of tax	—	—	3.0
Total other comprehensive gain (loss)	(0.7)	—	2.8
Total comprehensive income	$57.6	$126.9	$139.9

Net income per share:
Basic	$1.49	$2.94	$2.83
Diluted	$1.46	$2.88	$2.79
Weighted average shares used in per share calculations:
Basic	39.07	43.20	48.49
Diluted	40.01	44.07	49.17
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance as of January 30, 2022	61.56	$0.6	$548.8	13.07	$(605.5)	$(3.7)	$335.2	$275.4
Net income	—	—	—	—	—	—	137.1	137.1
Unrealized foreign currency translation loss	—	—	—	—	—	(0.2)	—	(0.2)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	3.0	—	3.0
Share-based compensation	—	—	20.0	—	—	—	—	20.0
Issuance of common stock	0.86	—	8.7	—	—	—	—	8.7
Repurchase of common stock	—	—	—	0.94	(33.5)	—	—	(33.5)
Balance as of January 29, 2023	62.42	0.6	577.5	14.01	(639.0)	(0.9)	472.3	410.5
Net income	—	—	—	—	—	—	126.9	126.9
Share-based compensation	—	—	16.0	—	—	—	—	16.0
Issuance of common stock	0.44	—	4.1	—	—	—	—	4.1
Repurchase of common stock	—	—	—	8.58	(306.3)	—	—	(306.3)
Balance as of February 4, 2024	62.86	0.6	597.6	22.59	(945.3)	(0.9)	599.2	251.2
Net income	—	—	—	—	—	—	58.3	58.3
Unrealized foreign currency translation loss	—	—	—	—	—	(0.7)	—	(0.7)
Share-based compensation	—	—	4.6	—	—	—	—	4.6
Issuance of common stock	0.30	—	7.7	—	—	—	—	7.7
Repurchase of common stock	—	—	—	5.02	(175.3)	—	—	(175.3)
Balance as of February 4, 2025	63.16	$0.6	$609.9	27.61	$(1,120.6)	$(1.6)	$657.5	$145.8
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	February 4, 2025	February 4, 2024	January 29, 2023
Operating activities:
Net income	$58.3	$126.9	$137.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	238.2	208.5	169.3
Non-cash interest expense	10.7	11.8	8.4
Deferred income taxes	(21.0)	17.2	27.6
Loss on debt refinancing	15.2	16.1	1.5
Share-based compensation	4.6	16.0	20.0
Other, net	35.0	8.2	7.3
Changes in assets and liabilities, net of assets and liabilities acquired:
Inventories	(2.6)	8.1	(0.2)
Prepaid expenses	(0.3)	1.3	(5.5)
Income tax receivable	13.7	2.6	39.4
Accounts receivable	1.8	(0.1)	(9.3)
Other assets and deferred charges	(5.9)	(6.1)	0.3
Accounts payable	(11.9)	(1.3)	1.2
Accrued liabilities	(17.0)	(40.5)	42.2
Income taxes payable	(0.2)	0.1	0.8
Other long-term liabilities	(6.3)	(4.6)	4.3
Net cash provided by operating activities	312.3	364.2	444.4
Investing activities:
Capital expenditures	(530.2)	(330.2)	(234.2)
Acquisition of a business, net of cash acquired	—	—	(818.7)
Proceeds from sales of property and equipment	0.4	1.1	1.3
Net cash used in investing activities	(529.8)	(329.1)	(1,051.6)
Financing activities:
Cash flows from financing activities:
Proceeds from borrowings	1,448.0	213.7	821.5
Payments on borrowings	(1,261.5)	(166.5)	(16.1)
Debt issuance costs and prepayment premiums	(17.4)	(11.8)	(17.7)
Proceeds from sale-leaseback transaction	184.7	84.2	—
Principal payments on sale-leaseback financing	(1.0)	—	—
Repurchase of common stock under share repurchase program	(171.9)	(300.0)	(25.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(1.7)	(3.1)	(8.5)
Proceeds from the exercise of stock options	7.9	4.1	8.7
Net cash provided by (used in) financing activities	187.1	(179.4)	762.9
Increase (decrease) in cash and cash equivalents	(30.4)	(144.3)	155.7
Beginning cash and cash equivalents	37.3	181.6	25.9
Ending cash and cash equivalents	$6.9	$37.3	$181.6
Supplemental disclosures of cash flow information:
Increase (decrease) for capital expenditures in accounts payable	$27.6	$35.2	$0.9
Cash paid (received) for income taxes, net	$20.1	$9.7	$(30.4)
Cash paid for interest, net	$123.6	$122.3	$68.7
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)

Note 1: Description of the Business and Summary of Significant Accounting Policies
Description of the business — Dave & Buster’s Entertainment, Inc. (“D&B Entertainment” or the “Company”) is a Delaware corporation formed in June 2010. References to the “Company,” “we,” “us,” and “our” refers to D&B Entertainment, any predecessor companies, and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), a holding company which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Coppell, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families.
The Company operates its business as one reportable operating segment with two reporting units based on its major brands, Dave & Buster's and Main Event. The Company has one reportable operating segment as both brands provide similar products and services to a similar customer base, are managed together by a single management team and share similar economic characteristics. See further discussion of segment considerations at Note 11 to the consolidated financial statements.
During fiscal 2024, we opened fourteen new stores. During fiscal 2023, we opened sixteen new stores. As of February 4, 2025, we owned and operated 232 stores located in 44 states, Puerto Rico and one Canadian province.
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
Fiscal year — The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday after the Monday closest to January 31. Fiscal year 2024, which ended on February 4, 2025, contained 52 weeks. Fiscal year 2023, which ended on February 4, 2024, contained 53 weeks. Fiscal year 2022 which ended on January 29, 2023, contained 52 weeks. Each quarterly period has 13 weeks, except in a 53-week year, when the fourth quarter has 14 weeks.
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
Cash and cash equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks create book overdrafts, which are presented in “Accounts payable” on the Consolidated Balance Sheet. There were no book overdrafts as of February 4, 2025 or February 4, 2024. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows. At the end of fiscal 2024 and fiscal 2023, the Company had no restricted cash.
Cash and cash equivalents are maintained with multiple financial institutions. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company maintains cash and cash equivalent balances that exceed federally insured limits with a number of financial institutions.
Inventories — Inventories consist of food, beverages, amusement merchandise and other supplies and are stated at the lower of cost (first-in, first-out method) or net realizable value. We record inventory reserves for obsolete and slow-moving inventory. See Note 2 for a summary of inventory balances.
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
We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We also perform a full quantitative impairment evaluation on an annual basis. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans. The more significant inputs used in determining our estimate of the projected undiscounted cash flows included projected sales and projected margins as well as the estimate of the remaining useful life of the assets. If the carrying amount is not recoverable, we record an impairment charge equal to the excess of the carrying amount over the fair value, which is estimated based on discounted projected future operating cash flows of the store over the remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk.
Goodwill and tradenames — Goodwill and tradenames have indefinite useful lives, are not subject to amortization, and are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. We consider our Dave & Buster's and Main Event brands to be two reporting units within one reportable operating segment.
We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level, which is the Main Event and Dave and Buster’s brands that has been allocated goodwill. Under ASC Topic 350, Goodwill, Intangibles and Other, we can elect to perform a qualitative or quantitative impairment assessment of our goodwill.
Tradename intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. Under ASC Topic 350, we can elect to perform a qualitative or quantitative impairment assessment for our tradename intangible assets. A quantitative tradename impairment assessment includes comparing the carrying values of tradename assets to their estimated fair value.
For fiscal years 2024, 2023 and 2022, there was no impairment to our goodwill or tradenames. See balances of goodwill and tradenames at Note 4.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term nature.
The fair value of the Company’s debt is determined based on traded price data as of the measurement date, which we classify as a Level Two input within the fair value hierarchy.
The fair value of the Company's debt was as follows as of the periods indicated:

	February 4, 2025	February 4, 2024
Revolving credit facility	$135.0	$—
Term loan	1,351.1	898.3
Senior secured notes	—	445.0
Total debt	$1,486.1	$1,343.3
See Note 6 for further discussion of the Company's debt.
Revenues — Our entertainment revenues primarily consist of attractions including redemption and video games, bowling, laser tag, billiards and gravity ropes. Our food and beverage revenues consist of full meals, appetizers and both alcoholic and non-alcoholic beverages.
The following table presents revenues included in these categories for the periods presented:

	Fiscal Year Ended
	February 4, 2025	February 4, 2024	January 29, 2023
Entertainment	$1,366.7	$1,406.1	$1,264.8
Other (1)	24.3	28.7	21.3
Entertainment revenues	$1,391.0	$1,434.8	$1,286.1

Food and non-alcoholic beverages	$506.3	$517.1	$459.9
Alcoholic beverages	235.4	253.4	218.4
Food and beverage revenues	$741.7	$770.5	$678.3
(1)     Primarily consists of revenue earned from party rentals and gift card breakage (see Revenue recognition below).
Revenue recognition — Entertainment revenues are primarily recognized upon utilization of game play credits on gaming cards purchased and used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. We estimate the amount of deferred entertainment revenue based upon credits and tickets remaining on gaming cards, historic game play credit and ticket utilization patterns and estimates of the standalone selling prices of game play credits and the customer material right. The standalone selling price of the customer material right is estimated using an equivalent chip cost plus margin approach. For purposes of recognizing revenue, the total amount collected from each customer is then allocated between the two performance obligations based on the relative standalone selling price of each obligation. Historically, select Company promotional programs include multiple performance obligations that are discounted from the standalone selling prices. We allocate the entire discount to the remaining performance obligation.
Total deferred entertainment revenue is included in “Accrued liabilities” in our Consolidated Balance Sheets. During fiscal 2024, we recognized revenue of approximately $79.5 related to the amount in deferred entertainment revenue as of the end of fiscal 2023. During fiscal 2023, we recognized revenue of approximately $69.8 related to the amount in deferred entertainment revenue as of the end of fiscal 2022.
We sell gift cards, which do not have expiration dates, and we do not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards upon redemption by the customer. For unredeemed gift cards the Company expects to be entitled to breakage and for which there is not a legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on the Company’s specific

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
historical redemption patterns. Recognized gift card breakage revenue is included in “Entertainment revenues” in the Consolidated Statements of Comprehensive Income. The contract liability related to our gift cards is included in “Accrued liabilities” in our Consolidated Balance Sheets. During fiscal 2024, we recognized revenue of approximately $12.6 related to the amount in deferred gift card revenue as of the end of fiscal 2023. During fiscal 2023, we recognized revenue of approximately $10.2 related to the amount in deferred gift card revenue as of the end of fiscal 2022.
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
Eligible customers who enroll in the Company's loyalty program generally earn rewards based on the level of chips played. Earned rewards generally expire one to two months after they are issued. We defer revenue associated with the estimated selling prices of rewards earned and expected to be redeemed based on historical redemption patterns.
Advertising and marketing costs — Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. Advertising and marketing costs expensed were $80.3, $73.5, and $57.6, in fiscal 2024, 2023 and 2022, respectively. Advertising and marketing costs are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income.
Leases — Our operating leases consist of facility leases at our stores and our store support center and certain equipment leases that have a term in excess of one year. At contract inception, we determine whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. We recognize a lease liability representing the present value of lease payments not yet paid and a corresponding right-of-use (“ROU”) asset as of the lease commencement date. Operating lease ROU assets are initially and subsequently measured throughout the lease term at the carrying amount of the lease liability adjusted for lease incentives, initial direct costs, prepayments or accrued lease payments and impairment of ROU assets, if any. We assess lease classification at commencement and reassess lease classification subsequent to commencement upon a change to the expected lease term or modification of the contract. Generally, the Company’s lease contracts do not provide a readily determinable implicit rate, and therefore, the Company uses an estimated incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a hypothetical credit rating.
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
Operating leases are included within the “Operating lease right of use assets”, “Accrued liabilities” and “Operating lease liabilities” in the Consolidated Balance Sheets. Operating lease payments are classified as cash flows from operating activities with ROU asset amortization and the change in the lease liability combined within “Other long-term liabilities” in the reconciliation of net income to cash flows provided by operating activities in the Consolidated Statements of Cash Flows.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Self-insurance programs — The Company utilizes a self-insurance plan for health, general liability and workers’ compensation coverage. To limit our exposure to losses, we maintain stop-loss coverage on our health coverage and excess liability policies on our general liability and workers' compensation coverage through third-party insurers. Losses are accrued based on the Company’s historical claims experience and case losses, assisted by independent third-party actuaries. The estimated cost to settle reported claims and incurred but unreported claims is included in “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets.
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
Foreign currency — Foreign currency translation adjustments represent the unrealized impact of translating the financial statements of our Canadian stores from their respective functional currency (Canadian dollars) to U.S. dollars and are reported as a component of comprehensive income and recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheets. Gains and losses from foreign currency transactions are recognized in “Other charges and gains” in the Consolidated Statements of Comprehensive Income.
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
Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows:

	February 4, 2025	February 4, 2024	January 29, 2023
Basic weighted average shares outstanding	39.07	43.20	48.49
Weighted average dilutive impact of awards	0.94	0.87	0.68
Diluted weighted average shares outstanding	40.01	44.07	49.17
Weighted average awards excluded as antidilutive	0.40	0.78	0.21
Recent accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires public entities, including those with a single reportable segment, to provide all the disclosures required by this standard and all existing segment disclosures required by Segment Reporting (Topic 280) on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
profit or loss to assess performance and decide how to allocate resources. The Company adopted ASU 2023-07 effective for the fiscal year ended February 4, 2025. See further discussion at Note 11.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company expects ASU 2023-09 to require additional disclosures in the notes to our consolidated financial statements and did not early adopt.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, which requires expanded disclosures of expense information including the amounts of inventory purchases, employee compensation, depreciation, amortization, depletion and selling expenses within commonly presented expense captions presented on the face of the income statement. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, applied retrospectively. Early adoption is permitted. The Company expects ASU 2024-03 to impact our consolidated financial statements and currently does not plan early adoption.
Accounting reclassifications — We made certain reclassifications of amounts in the Consolidated Statements of Comprehensive Income for fiscal years ended February 4, 2024 and January 29, 2023 to be consistent with the presentation for the fiscal year ended February 4, 2025.
We reclassified certain promotional costs previously reported in “Other store operating expenses” to “Cost of entertainment” and “Cost of food and beverage”. We determined that reclassifying the expenses, which were primarily related to inventory items provided to customers during promotions and events, resulted in a clearer presentation of the cost of goods sold.
Additionally, we reclassified certain other costs and gains from “Operating payroll and benefits”, “Other store operating expenses” and “General and administrative expenses” to “Other charges and gains” for the following reasons:
•System implementation costs - These costs are enterprise wide and not specifically attributable to store operations or general and administrative costs.
•Asset and currency gains and losses - These costs and gains include the disposal or impairment of assets and the impact of currency revaluation and are not directly attributable to specific store operations or general and administrative costs and may be irregular in nature.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
A summary of the reclassifications for the fiscal years ended February 4, 2024 and January 29, 2023 is as follows:

	Fiscal Year Ended February 4, 2024
	Previously Reported	Promotional Costs	System Implementation	Currency Gain (Loss)	Asset Gain (Loss)	Adjusted
Cost of entertainment	$134.1	$4.4	$—	$—	$—	$138.5
Cost of food and beverage	202.9	11.6	—	—	—	214.5
Operating payroll and benefits	526.0	—	(0.1)	—	—	525.9
Other store operating expenses	686.2	(16.0)	(0.6)	(0.3)	0.2	669.5
General and administrative expenses	122.6	—	(8.8)	—	—	113.8
Other charges and gains	$—	$—	$9.5	$0.3	$(0.2)	$9.6

	Fiscal Year Ended January 29, 2023
	Previously Reported	Promotional Costs	System Implementation	Currency Gain (Loss)	Asset Gain (Loss)	Adjusted
Cost of entertainment	$115.1	$3.0	$—	$—	$—	$118.1
Cost of food and beverage	193.8	11.3	—	—	—	205.1
Operating payroll and benefits	470.7	—	—	—	—	470.7
Other store operating expenses	600.6	(14.3)	—	0.1	0.9	587.3
General and administrative expenses	137.8	—	(1.0)	—	(0.1)	136.7
Other charges and gains	$—	$—	$1.0	$(0.1)	$(0.8)	$0.1
Note 2: Inventories
Inventories consisted of the following for the years presented:

	February 4, 2025	February 4, 2024
Food and beverage	$13.8	$11.5
Entertainment (1)	19.4	22.1
Other inventory and reserves, net (1)	6.6	3.6
Total inventories	$39.8	$37.2
(1) Certain inventory items have been reclassified to align with fiscal 2024 presentation. See Note 1 for additional information.
Entertainment inventory includes electronics, plush toys and small novelty and other items used as redemption prizes for certain games, as well as certain supplies needed for entertainment operations.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 3: Property and Equipment
Property and equipment consist of the following:

	February 4, 2025	February 4, 2024
Land	$71.4	$38.7
Buildings and building improvements	106.0	86.5
Leasehold improvements	1,382.7	1,205.7
Furniture, fixtures and equipment	816.6	692.6
Games	472.8	411.8
Construction in progress	188.2	120.0
Total cost	3,037.7	2,555.3
Accumulated depreciation	(1,403.1)	(1,222.6)
Property and equipment, net	$1,634.6	$1,332.7
Depreciation expense totaled $237.4, $207.7, and $168.9 for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
Note 4: Goodwill and Tradename Assets
The changes in the carrying amount of goodwill and tradename assets during fiscal 2024 and fiscal 2023 are as follows:

	Goodwill	Tradename
As of January 29, 2023	$744.5	$178.2
Adjustment to Main Event goodwill (1)	(2.0)	—
As of February 4, 2024	$742.5	$178.2
Currency translation adjustment	0.1	—
As of February 4, 2025	$742.6	$178.2
(1) The Company finalized its purchase accounting related to the Main Event Acquisition in the second quarter of fiscal 2023.
Note 5: Accrued Liabilities
Accrued liabilities consist of the following as of the fiscal years ended:

	February 4, 2025	February 4, 2024
Deferred entertainment revenue	$95.7	$121.2
Current portion of operating lease liabilities, net (1)	77.8	63.1
Compensation and benefits	26.2	29.0
Deferred gift card revenue	22.4	20.3
Sales, use and other taxes	8.1	12.5
Property taxes	10.7	9.7
Customer deposits	10.4	9.7
Accrued interest	2.2	9.6
Utilities	7.4	7.5
Current portion of self-insurance reserves	5.7	5.7
Current portion of deferred occupancy costs	1.6	2.9
Other	22.5	14.8
Total accrued liabilities	$290.7	$306.0
(1)    Balances are net of leasehold incentive receivables from landlords and prepaid amounts.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 6: Debt
Long-term debt consists of the following:

	February 4, 2025	February 4, 2024
Credit facility—revolver	$135.0	$—
Credit facility—term loan	1,389.3	897.8
Senior secured notes	—	440.0
Total debt outstanding	1,524.3	1,337.8
Less current installments of long-term debt	(7.0)	(9.0)
Less issue discounts and debt issuance costs	(38.2)	(44.8)
Long-term debt, net	$1,479.1	$1,284.0
Credit Facility
In fiscal 2022, the Company entered into a senior secured credit agreement (the “Credit Facility”) including a revolving credit facility (the “Revolving Credit Facility”) and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, D&B Inc. entered into an amendment with its banking syndicate, which amended the Credit Facility (the “Fourth Amendment”). The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc.’s existing and future wholly owned material domestic subsidiaries.
The Fourth Amendment, among other things:
•provided for a new tranche of term loans in an aggregate principal amount of $700.0 (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and
•increased the Revolving Credit Facility by $150.0 to a total $650.0 and extended the maturity to November 1, 2029.
The proceeds from the Incremental Term B Loans were primarily used to:
•redeem the $440.0 of outstanding senior secured notes (see 7.625% Senior Secured Notes below), and
•pay down $200.0 of the term loans outstanding under the Credit Facility immediately prior to the Fourth Amendment (the “Existing Term B Loans”).
Both the Existing Term B Loans and the Incremental Term B Loans bear interest at Term SOFR or ABR (each, as defined in the amended Credit Facility) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. Loans under the Revolving Credit Facility bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.00% per annum or ABR plus a spread ranging from 1.50% to 2.00% per annum. Unused commitments under the Revolving Credit Facility incur initial commitment fees of 0.30% to 0.50%. Additionally, the interest rate margin applicable to the Existing Term B Loans and loans outstanding under the Revolving Credit Facility are subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step-up if such rating is subsequently not maintained).
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of February 4, 2025, we had letters of credit outstanding of $11.5 and an unused commitment balance of $503.4 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Facility, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.
7.625% Senior Secured Notes
During fiscal 2020, the Company issued $550.0 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries. During fiscal 2021, the Company redeemed a total of $110.0 outstanding principal amount of the Notes. During fiscal 2024, using the proceeds from the Fourth Amendment to

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
the Credit Facility discussed above, the Company redeemed the remaining $440.0 outstanding principal amount of the Notes.
Loss on debt refinancing
Term Loans — Immediately prior to the Fourth Amendment, the Company had $35.1 of unamortized debt issuance discounts and debt issuance costs. In connection with the Fourth Amendment described above, certain lenders exited the syndicate and were replaced by new syndicate members. The term loans, in the aggregate, were increased, a portion of the term loan facility was deemed extinguished, and a portion was determined to be modified. As a result, $4.1 of unamortized costs were written off and $8.2 of new fees were expensed on the modified portion resulting in a total charge of $12.3 included in “Loss on debt refinancing” on the Consolidated Statements of Comprehensive Income. The remaining unamortized issuance discounts and new issuance discount and costs immediately subsequent to the refinancings were deferred and are amortized into interest expense, net over the remaining term of the Existing Term B Loans and the Incremental Term B Loans.
Revolving Credit Facility — Immediately prior to the Fourth Amendment, the Company had $3.8 of unamortized debt issuance costs. In connection with the Fourth Amendment described above, certain lenders exited the syndicate and were replaced by new syndicate members. The Revolving Credit Facility was increased in size, a portion of the Revolving Credit Facility was deemed extinguished, and a portion was determined to be modified. As a result, $0.6 of unamortized costs were written off and included in “Loss on debt refinancing” on the Consolidated Statements of Comprehensive Income. The remaining unamortized issuance discounts and new issuance costs immediately subsequent to the refinancings were deferred and are amortized into interest expense, net over the remaining term of the Credit Facility.
The Notes — Immediately prior to paying down the Notes, the Company had $2.3 of unamortized debt issuance costs. The Notes were deemed fully extinguished, and all such costs were included in “Loss on debt refinancing” on the Consolidated Statements of Comprehensive Income.
Future debt obligations
Below are our future debt principal payment obligations as of February 4, 2025 by fiscal year:

2025	$7.0
2026	7.0
2027	7.0
2028	7.0
2029	1,496.3
Total future payments	$1,524.3
Interest expense and weighted average effective interest
The following table sets forth our recorded interest expense, net for the periods presented:

	February 4, 2025	February 4, 2024	January 29, 2023
Interest expense on debt	$120.6	$121.8	$77.7
Interest associated with swap agreements	—	—	4.1
Amortization of issue discount and issuance cost	10.6	11.8	8.5
Interest expense on sale-leaseback transactions (1)	8.1	1.4	—
Interest income	(0.4)	(4.7)	(0.6)
Capitalized interest	(3.6)	(2.9)	(2.3)
Total interest expense, net	$135.3	$127.4	$87.4
(1)    See discussion of sale-leaseback transactions at Note 8.
For fiscal 2024 and fiscal 2023, the Company’s weighted average effective interest rate on our total debt facilities (before capitalized interest amounts and excluding sale-leaseback interest) was 9.7% and 10.2%, respectively.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 7: Income Taxes
The effective tax rate for fiscal 2024 was 16.5%, compared to 22.2% for fiscal 2023. The effective tax rate decrease for fiscal 2024 in comparison to fiscal 2023 was impacted by a significant reduction in pre-tax book income. As pre-tax income decreases, the effect of certain tax attributes and permanent items, specifically our employment tax credits become more pronounced, which cause fluctuations in the effective tax rate.
The following table sets forth our income tax provision:

	February 4, 2025	February 4, 2024	January 29, 2023
Current provision:
Federal	$20.7	$8.3	$2.3
State and local	11.4	9.4	6.5
Foreign	0.5	1.3	0.1
Total current provision	32.6	19.0	8.9
Deferred provision:
Federal	(16.9)	16.2	25.0
State and local	(3.9)	2.5	3.1
Foreign	(0.2)	(1.5)	(0.5)
Total deferred provision (benefit)	(21.0)	17.2	27.6
Provision for income taxes	$11.6	$36.2	$36.5

The following table reconciles the effective tax rate to the federal income tax rate:

	February 4, 2025	February 4, 2024	January 29, 2023
Federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	5.9%	4.8%	5.7%
Permanent differences	3.1%	2.3%	2.9%
Tax credits	(14.2)%	(7.7)%	(5.5)%
Share-based compensation	(0.3)%	(0.4)%	(1.3)%
Other	1.0%	2.2%	(1.8)%
Effective tax rate	16.5%	22.2%	21.0%

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Components of the deferred income tax liability, net consist of the following as of the periods indicated:

	February 4, 2025	February 4, 2024
Deferred tax assets:
Deferred revenue	$13.9	$16.9
Long-term lease obligation	434.0	426.5
Accrued liabilities	3.5	5.1
Workers’ compensation and general liability insurance	5.6	5.2
Share-based compensation	7.8	6.2
Financing obligation	68.0	20.9
Net operating loss carryovers	3.0	4.2
Tax credit carryovers	1.6	7.1
Excess business interest expense	21.4	19.1
Other	6.2	4.0
Subtotal	565.0	515.2
Less: Valuation allowance	(1.6)	(1.7)
Total deferred tax assets	$563.4	$513.5
Deferred tax liabilities:
Trademark/tradename	$44.0	$44.1
Property and equipment	229.3	197.0
Right of use assets	344.2	341.8
Other debt related items	5.7	11.9
Other	3.1	2.5
Total deferred tax liabilities	$626.3	$597.3
Deferred tax liability, net	$62.9	$83.8
As of February 4, 2025, we had $60.9 of state net operating loss carryforwards, which will begin to expire in fiscal 2025, and foreign tax credit carryovers of $1.5, which will begin to expire in 2028.
During fiscal 2024, the decrease in the valuation allowance of $0.1 primarily relates to the use of available net operating loss carryforwards and the release of previously established allowance for certain net operating loss carryforwards due to improved operating performance.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	February 4, 2025	February 4, 2024	January 29, 2023
Balance at beginning of year	$8.6	$1.9	$3.0
Additions for tax positions of prior years	0.9	1.1	—
Reductions for tax positions of prior years	(1.8)	—	(0.8)
Settlements with tax authorities	(0.5)	—	—
Additions for tax positions of current year	0.6	6.1	—
Lapse of statute of limitations	(0.6)	(0.5)	(0.3)
Balance at end of year	$7.2	$8.6	$1.9
The February 4, 2025 balance of unrecognized tax benefits includes $2.4, that if recognized, would affect our effective tax rate. At February 4, 2025, and February 4, 2024, we had accrued interest and penalties of $1.0 and $0.6, respectively. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the “Provision for income taxes” recognized in the Consolidated Statements of Comprehensive Income.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of certain tax matters, including payments on those tax matters or due to lapse of the statute of limitations. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.
We file consolidated income tax returns with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2018.
The Company recorded excess tax benefits of $1.0, $0.8, and $3.1, in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, to the “Provision for income taxes” in the Consolidated Statements of Comprehensive Income.
Note 8: Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows:

	February 4, 2025	February 4, 2024	January 29, 2023
Operating lease cost	$202.5	$198.3	$168.2
Variable lease cost	42.5	40.1	38.4
Short-term lease cost (1)	2.5	2.9	2.1
Total lease cost	$247.5	$241.3	$208.7
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
Supplemental disclosures of cash flow information related to leases were as follows for years ended:

	February 4, 2025	February 4, 2024	January 29, 2023
Cash paid for operating lease liabilities	$205.9	$204.3	$189.3
Lease assets obtained in exchange for new operating lease liabilities (1)(2)	$92.1	$92.8	$376.2
Weighted-average remaining lease term—operating leases	12.6 years	12.9 years	13.6 years
Weighted-average discount rate—operating leases	7.6%	7.5%	7.1%
(1)Amounts shown are net of tenant improvement allowances recorded as a reduction of the initial right of use asset.
(2)Assets obtained during the fiscal year ended January 29, 2023 include leases acquired in a business combination.

Minimum future maturities of operating lease liabilities as of February 4, 2025 were as follows:

2025	$216.1
2026	220.2
2027	216.6
2028	215.5
2029	209.3
Thereafter	1,559.6
Total future operating lease liability	$2,637.3
Less: interest	(963.6)
Present value of operating lease liabilities	$1,673.7

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Operating lease payments above exclude approximately $146.6 of minimum lease payments related to eight facility leases that have been executed but have not yet commenced.
Sale-Leaseback Transactions
The Company has entered into sale and master lease agreements (“sale-leasebacks”) with unrelated third parties. Under these agreements, the Company sold store properties, including land, buildings and certain improvements and then leased the assets back through leaseback transactions.
Based on certain criteria and in accordance with GAAP under ASC 842, Leases, these transactions were accounted for as failed sale-leasebacks. As a result, the store property assets remain on the Consolidated Balance Sheet at their historical net book value and are depreciated over the remaining term of the applicable master lease. Financing liabilities were recognized in the amount of the proceeds received. The Company does not recognize rent expense related to the leased assets. Instead, monthly rent payments under the applicable master lease agreement are recorded as interest expense and a reduction of the outstanding liability.
A summary of the transactions during fiscal 2024 and fiscal 2023 are as follows (there were no such transactions in fiscal 2022):

	Properties	Sale Price	Net Proceeds	Annual Rent (1)
October 2023	4	$85.8	$84.2	$6.4
July 2024	2	$44.8	$44.3	$3.6
September 2024	1	$28.5	$28.0	$2.1
February 2025	5	$111.4	$108.7	$8.1
(1)Represents annual rent for the first year of the master lease agreement. Subsequent years may be subject to rent escalation.
As of February 4, 2025 the long-term outstanding liability of $263.9 was recorded in Other long-term liabilities and the current outstanding liability of $1.0 was recorded in “Accrued liabilities” on the Consolidated Balance Sheets related to the financing liability.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 9: Stockholders’ Equity
Share issuances and repurchases
On March 27, 2023, our Board approved a share repurchase program with an authorization limit of $100.0. Subsequently, our board approved additional repurchases in increments of $100.0, for a total of $600.0 authorized under the program as of February 4, 2025. During fiscal 2024, the Company repurchased 4.99 shares at an average of $34.50 per share.
As of February 4, 2025, the remaining dollar value of shares that may be repurchased under the program is $128.0. Future decisions to repurchase shares continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors the Board considers relevant. During fiscal 2023, the Company repurchased 8.49 shares at an average of $35.35 per share under the repurchase program.
The Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock were not considered common stock repurchases under the share repurchase plan. During the fiscal years ended 2024, 2023 and 2022, we withheld 0.03, 0.09, and 0.17 shares of common stock to satisfy $1.7, $3.1, and $8.5 of employees’ tax obligations, respectively.
Cash dividends
The Company did not declare or pay any dividends during fiscal years ended 2024, 2023 or 2022.
Share-based compensation
Prior to October 2024, the Company maintained an equity incentive plan, the Amended and Restated 2014 Omnibus Incentive Plan (the “2014 Plan”), under which it granted awards denominated in the Company’s common stock or units of the Company’s common stock, as well as cash variable compensation awards. The Company’s long-term incentive compensation provided awards to executive and management personnel as well as directors and issued share-based awards under our 2014 Plan. We granted stock options or restricted stock units to executive and management personnel and members of our Board. Options granted to employees generally become exercisable ratably over a three-year period from the grant date. Performance-based restricted stock units and market stock units (“MSUs”) awarded to employees generally either vest ratably over three years or fully vest after three years, subject to the achievement of specified performance or market conditions, as applicable. Time-based restricted stock units have various service periods not exceeding five years. In October 2024, the 2014 Plan expired pursuant to its terms. Subsequently, the Company adopted the 2025 Omnibus Incentive Plan (the “2025 Plan”) on December 4, 2024, subject to stockholder approval.
Options granted terminate on the ten-year anniversary of the grants. Stock option awards generally provide continued vesting, in the event of termination, for employees that either a) reach age 60 or greater and have at least ten years of service or b) reach age 65. Unvested stock options and restricted stock units are generally forfeited by employees who terminate prior to vesting and are prorated for retired employees.
Each share granted subject to a stock option award or time-based restricted stock unit award reduced the number of shares available under our stock incentive plans by one share. Each share granted subject to a performance restricted stock unit or market stock unit award reduced the number of shares available under our stock incentive plans by a range of one share if the target performance or market condition is achieved, up to a maximum of two shares for performance or market condition achieved above target. The Company satisfies stock option exercises and vesting of restricted stock units with newly issued shares.

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
A summary of the options, as well as the significant assumptions used in determining the underlying fair value of those options, granted in fiscal 2024 were as follows:

	Volatility	Risk-free Interest Rate	Expected Term	Weighted Average Grant Date Fair Value	Options Granted
April 2024 grants (1)	67.0%	4.6%	6.6 years	$35.58	0.04
June 2024 grants (2)	67.2%	4.2%	6.6 years	$25.10	0.04
Total granted					0.08
(1)Annual grant to certain executives.
(2)Grants to newly hired executive employees.
The following is a summary of stock option award activity during fiscal 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at February 4, 2024	0.82	$42.96
Granted	0.08	$50.84
Exercised	(0.17)	$45.74
Forfeited and cancelled	(0.07)	$39.14
Outstanding at February 4, 2025	0.66	$43.33
Exercisable at February 4, 2025	0.48	$44.20
The total intrinsic value of options exercised during fiscal 2024, fiscal 2023, and fiscal 2022 was $3.1, $1.7, and $5.1, respectively. The unrecognized expense related to stock option awards totaled approximately $1.3 as of February 4, 2025 and will be expensed over a weighted average of 3.1 years. As of February 4, 2025, the weighted average remaining contractual life of options outstanding was 5.7 years with an aggregate intrinsic value of zero. As of February 4, 2025, the weighted average remaining contractual life of exercisable options was 4.7 years with an aggregate intrinsic value of zero.
The following is a summary of restricted stock unit awards activity during fiscal 2024:

	Shares	Weighted Avg Grant Date Fair Value
Outstanding at February 4, 2024	1.51	$33.65
Granted	0.18	$55.38
Performance adjusted units	(0.07)	N/A
Vested	(0.09)	$42.14
Forfeited	(0.60)	$31.62
Outstanding at February 4, 2025	0.93	$37.90
The weighted average grant-date fair values of restricted stock units granted during fiscal 2024, 2023 and 2022 were $55.38, $35.94, and $33.09, respectively. The total fair value of restricted stock units vested during fiscal 2024, 2023, and 2022 was $4.2, $7.4, and $20.6, respectively. The unrecognized expense related to our restricted stock units was $11.7 as of February 4, 2025, which will be expensed over a weighted average of 2.2 years.

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
Compensation expense related to stock option plans and time-based restricted stock units, which is included in “General and administrative expenses” on the Consolidated Statements of Comprehensive Income, was as follows for the fiscal years presented:

	2024	2023	2022
Stock options	$0.7	$2.7	$2.5
Restricted stock units	3.9	13.3	17.5
Total compensation expense	$4.6	$16.0	$20.0
Contingent awards
As noted above, the 2014 Plan expired in October 2024. Subsequent to expiration of the 2014 Plan, contingent awards were issued to certain executive employees under the 2025 Plan during the fourth quarter of fiscal 2024. Based on certain criteria in accordance with GAAP under ASC 718 these contingent awards will not be considered granted until a new stock incentive plan is approved by the shareholders of the Company. As such, the fair value of these contingent awards will not be determined until the second quarter of fiscal 2025 (assuming stockholder approval of the 2025 Plan at our 2025 annual meeting of stockholders) and expense will be recognized beginning at that time through the vesting date of those awards. The Company cannot estimate the value of the awards or the resulting expense to be recognized as such values will be dependent on factors including the Company’s share price on the date of approval of the 2025 Plan. Further, in the event the 2025 Plan is not approved, these contingent awards will be considered cancelled.
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
We are subject to the terms of a settlement agreement with the Federal Trade Commission that requires us, on an ongoing basis, to establish, implement, and maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality, and integrity of personal information collected from or about consumers. The agreement does not require us to pay any fines or other monetary assessments, and we do not believe that the terms of the agreement will have a material adverse effect on our business, operations, or financial performance.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 11: Segment Information
The Company provides premier entertainment and dining experiences for adults and families under the Dave & Buster’s and Main Event brands and offers guests the opportunity to “Eat Drink Play and Watch,” all in one location. The Company's Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), reviews the financial information presented on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s Consolidated Statements of Comprehensive Income, since the Company provides its offerings and key metrics, costs and margins similarly to both business units. The CODM manages and evaluate the results of the business in a consolidated manner to drive synergies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are centrally managed, including site acquisition and development, customer service, marketing, human resources, finance and accounting, legal and government affairs. Segment asset information is not used by the CODM to allocate resources. Under the described organizational and reporting structure, the Company has one reportable segment.
As a single reportable segment entity, the Company’s segment performance measure is net income attributable to its shareholders. See Note 1 for a description of the Company's disaggregated revenues by offering (entertainment and other revenues and food and beverage revenues). Significant segment expenses are presented in the Company’s Consolidated Statement of Comprehensive Income. Additional disaggregated certain segment expenses on a functional basis, which are not separately presented on the Company’s Consolidated Statements of Operations, are presented below.

	Fiscal Year Ended
Other store operating expenses	2024	2023	2022
Store lease expenses (1)	$198.7	$198.2	$167.9
Advertising and marketing costs (2)	80.3	73.5	57.6
Other costs (3)	411.4	397.8	361.8
Total other store operating expenses	$690.4	$669.5	$587.3
(1)Amounts represent minimum and variable lease costs incurred to operate certain of our stores. See Note 8 for further discussion.
(2)Amounts represent costs incurred to market our brands at a local and national level. See Note 1 for further discussion of accounting for these costs.
(3)Remaining amounts include various costs incurred to operate our stores that are not considered individually significant.

	Fiscal Year Ended
Other charges and gains	2024	2023	2022
System implementation costs (1)	$11.2	$9.5	$1.0
Currency (gain) loss	0.1	0.3	(0.1)
Asset (gains) and losses (2)	16.3	(0.2)	(0.8)
Total other charges and gains	$27.6	$9.6	$0.1
(1)Amounts represent noncapitalizeable costs incurred to implement software at both the store and corporate level.
(2)Amounts represent the write-off of assets retired or impaired.