Form 10-Q
period 2025-05-06
Dave & Buster's Entertainment, Inc.
filed 2025-06-10
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 6, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 4, 2025, the registrant had 34,576,047 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED MAY 6, 2025

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	May 6, 2025	February 4, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$11.9	$6.9
Inventories	41.3	39.8
Prepaid expenses	30.0	18.5
Income taxes receivable	1.0	9.1
Accounts receivable	29.2	20.1
Total current assets	113.4	94.4
Property and equipment (net of $1,466.6 and $1,403.1 of accumulated depreciation as of May 6, 2025 and February 4, 2025, respectively)	1,686.5	1,634.6
Operating lease right of use assets, net	1,294.8	1,318.4
Deferred tax assets	11.3	10.1
Tradenames	178.2	178.2
Goodwill	742.5	742.6
Other assets and deferred charges	38.0	37.5
Total assets	$4,064.7	$4,015.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$7.0	$7.0
Accounts payable	109.9	134.4
Accrued liabilities	300.0	290.7
Income taxes payable	14.5	1.8
Total current liabilities	431.4	433.9
Deferred income taxes	59.4	73.0
Operating lease liabilities	1,550.3	1,575.1
Other long-term liabilities	307.3	308.9
Long-term debt, net	1,569.5	1,479.1
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400.00 shares; issued: 63.16 shares at May 6, 2025 and February 4, 2025; outstanding: 34.55 shares at May 6, 2025 and 35.55 at February 4, 2025	0.6	0.6
Preferred stock, 50.00 authorized; none issued	—	—
Paid-in capital	612.9	609.9
Treasury stock, 28.65 and 27.61 shares as of May 6, 2025 and February 4, 2025, respectively	(1,144.7)	(1,120.6)
Accumulated other comprehensive loss	(1.2)	(1.6)
Retained earnings	679.2	657.5
Total stockholders’ equity	146.8	145.8
Total liabilities and stockholders’ equity	$4,064.7	$4,015.8
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 6, 2025	May 5, 2024
Entertainment revenues	$366.6	$385.7
Food and beverage revenues	201.1	202.4
Total revenues	567.7	588.1
Cost of entertainment	30.6	33.2
Cost of food and beverage	51.5	54.1
Total cost of products	82.1	87.3
Operating payroll and benefits	135.0	141.6
Other store operating expenses	188.4	176.0
General and administrative expenses	24.4	28.0
Depreciation and amortization expenses	63.2	62.8
Pre-opening costs	6.1	3.3
Other charges and gains	5.3	3.6
Total operating costs	504.5	502.6
Operating income	63.2	85.5
Interest expense, net	36.8	33.1
Income before income taxes	26.4	52.4
Provision for income taxes	4.7	11.0
Net income	21.7	41.4
Unrealized foreign currency translation gain (loss)	0.4	(0.1)
Total other comprehensive income (loss)	0.4	(0.1)
Total comprehensive income	$22.1	$41.3
Net income per share:
Basic	$0.63	$1.03
Diluted	$0.62	$0.99
Weighted average shares used in per share calculations:
Basic	34.72	40.32
Diluted	35.19	41.64
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Three Months Ended May 6, 2025
	Common Stock		Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance February 4, 2025	63.16	$0.6	$609.9	27.61	$(1,120.6)	$(1.6)	$657.5	$145.8
Net income	—	—	—	—	—	—	21.7	21.7
Unrealized foreign currency translation loss	—	—	—	—	—	0.4	—	0.4
Share-based compensation	—	—	3.0	—	—	—	—	3.0
Repurchase of common stock	—	—	—	1.04	(24.1)	—	—	(24.1)
Balance May 6, 2025	63.16	$0.6	$612.9	28.65	$(1,144.7)	$(1.2)	$679.2	$146.8

	Three Months Ended May 5, 2024
	Common Stock		Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance February 4, 2024	62.86	$0.6	$597.6	22.59	$(945.3)	$(0.9)	$599.2	$251.2
Net income	—	—	—	—	—	—	41.4	41.4
Unrealized foreign currency translation gain	—	—	—	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	4.0	—	—	—	—	4.0
Issuance of common stock	0.29	—	7.5	—	—	—	—	7.5
Repurchase of common stock	—	—	—	0.21	(11.5)	—	—	(11.5)
Balance May 5, 2024	63.15	$0.6	$609.1	22.80	$(956.8)	$(1.0)	$640.6	$292.5
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	May 6, 2025	May 5, 2024
Operating activities:
Net income	$21.7	$41.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	63.2	62.8
Non-cash interest expense	2.4	2.8
Deferred taxes	(14.8)	1.0
Share-based compensation	3.0	4.0
Other, net	(0.3)	3.0
Changes in assets and liabilities:
Inventories	(1.5)	(0.6)
Prepaid expenses	(11.5)	(15.9)
Income tax receivable	8.1	9.7
Accounts receivable	(9.1)	1.3
Other assets and deferred charges	(1.0)	(1.4)
Accounts payable	14.8	1.8
Accrued liabilities	9.3	(3.1)
Income taxes payable	12.7	0.7
Other long-term liabilities	(1.2)	1.3
Net cash provided by operating activities:	95.8	108.8
Investing activities:
Capital expenditures	(154.6)	(113.0)
Proceeds from sales of property and equipment	—	0.2
Net cash used in investing activities:	(154.6)	(112.8)
Financing activities:
Proceeds from term loan and revolver	290.0	81.0
Term loan and revolver payments	(201.8)	(78.2)
Principal payments on sale-leaseback financing	(0.5)	—
Proceeds from the exercise of stock options	—	7.5
Repurchases of common stock under share repurchase program	(23.9)	(9.8)
Repurchases of common stock to satisfy employee withholding tax obligations	—	(1.7)
Net cash provided by (used in) financing activities:	63.8	(1.2)
Increase (decrease) in cash and cash equivalents	5.0	(5.2)
Beginning cash and cash equivalents	6.9	37.3
Ending cash and cash equivalents	$11.9	$32.1
Supplemental disclosures of cash flow information:
Decrease in accounts payable for the acquisition of property and equipment	$(39.4)	$(11.0)
Cash (refunds) paid for income taxes, net	$(1.4)	$0.1
Cash paid for interest, net	$29.0	$35.7
`
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)

Note 1: Summary of Significant Accounting Policies
The accompanying consolidated financial statements include the accounts of Dave & Buster’s Entertainment, Inc. (referred to herein as the “Company,” “we,” “us” and “our”), any predecessor companies and its wholly-owned subsidiaries, Dave & Buster’s Holdings, Inc. (“D&B Holdings”), which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Coppell, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families.
The Company operates its business as one reportable operating segment with two reporting units based on its major brands, Dave & Buster's and Main Event. The Company has one reportable operating segment as both brands provide similar products and services to a similar customer base, are managed together by a single management team and share similar economic characteristics. See further discussion of segment consideration at Note 8 - Segment Information to the consolidated financial statements.
During the three months ended May 6, 2025, the Company opened two stores and relocated one store. As of May 6, 2025, the Company owned and operated 234 stores in 44 states, Puerto Rico and one Canadian province.
Fiscal Calendar — The Company operates on a 52- or 53-week fiscal year ending on the Tuesday after the Monday closest to January 31. Each quarterly period reported has 13 weeks, except for 53-week fiscal years when the fourth quarter has 14 weeks. Fiscal 2024, which ended on February 4, 2025, followed this calendar and had 52 weeks. The first quarter of both fiscal 2025 and fiscal 2024 had 13 weeks, however the first quarter of 2024 followed our previous fiscal calendar, which ended on a Sunday.
Basis of Presentation — The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended February 4, 2025, included in our Annual Report on Form 10-K as filed with the SEC on April 7, 2025.
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the three months ended May 6, 2025 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending February 3, 2026.
Cash and Cash Equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks can create book overdrafts. There were no book overdrafts as of May 6, 2025 or as of February 4, 2025.
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

	May 6, 2025	February 4, 2025
Revolving credit facility	$225.0	$135.0
Term loans	1,289.9	1,351.1
Total debt	$1,514.9	$1,486.1

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Revenues — Our entertainment revenues primarily consist of attractions including redemption and simulation games, bowling, laser tag, billiards and gravity ropes. Our food and beverage revenues consist of full meals, appetizers and both alcoholic and non-alcoholic beverages. The Company's revenue by categories was as follows:

	Three Months Ended
	May 6, 2025	May 5, 2024
Entertainment	$359.1	$380.8
Other (1)	7.5	4.9
Entertainment revenues	$366.6	$385.7

Food and non-alcoholic beverages	$137.5	$135.6
Alcoholic beverages	63.6	66.8
Food and beverage revenues	$201.1	$202.4
(1) Primarily consists of revenue earned from party rentals and gift card breakage (see Revenue recognition below).
Revenue Recognition — Customers purchase cards with game play credits to be used on a variety of redemption and simulation games. Entertainment revenues related to game play primarily consist of game play credits, which are used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations related to unredeemed game play credits and tickets. The deferred entertainment revenue is based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. The Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. This breakage is based on the Company’s specific historical redemption patterns and will change as those redemption patterns change over time. Recognized game play credits and tickets breakage revenue is included in entertainment revenues in the statement of comprehensive income. During the three months ended May 6, 2025, we recognized revenue of $38.8 related to the amount in deferred entertainment revenues as of the end of fiscal 2024. Historically, select Company promotional programs include multiple performance obligations that are discounted from the standalone selling prices. We allocate the entire discount to the remaining performance obligation.
We recognize revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers. During the three months ended May 6, 2025, we recognized revenue of $3.4 related to the amount in deferred gift card revenue as of the end of fiscal 2024. These revenues are included in Entertainment revenues on the Consolidated Statements of Comprehensive Income.
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
Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows:

	Three Months Ended
	May 6, 2025	May 5, 2024
Basic weighted average shares outstanding	34.72	40.32
Weighted average dilutive impact of awards	0.47	1.32
Diluted weighted average shares outstanding	35.19	41.64
Weighted average awards excluded as anti-dilutive	0.62	0.10
Recent Accounting Pronouncements — We reviewed the accounting pronouncements that became effective for fiscal year 2025 and determined that either they were not applicable, or they did not have a material impact on the consolidated financial statements. See discussion at Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended February 4, 2025 for previously issued accounting pronouncements that may have an impact to the Company in the future.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Accounting reclassifications — We made certain reclassifications of amounts in the Consolidated Statements of Comprehensive Income for the period ended May 5, 2024 to be consistent with the presentation for the period ended May 6, 2025. We reclassified certain costs and gains from “Other store operating expenses” and “General and administrative expenses” to “Other charges and gains” for the following reasons:
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
A summary of the reclassifications for the three months ended May 5, 2024 is as follows:

	Three Months Ended May 5, 2024
	Previously Reported	System Implementation	Currency (Gain) Loss	Asset (Gain) Loss	Adjusted
Other store operating expenses	$176.1	$(0.3)	$(0.1)	$0.3	$176.0
General and administrative expenses	$31.5	$(3.5)	$—	$—	$28.0
Other charges and gains	$—	$3.8	$0.1	$(0.3)	$3.6

Note 2: Accrued Liabilities
Accrued liabilities consist of the following as of the dates presented:

	May 6, 2025	February 4, 2025
Deferred entertainment revenue	$88.7	$95.7
Current portion of operating lease liabilities, net (1)	85.3	77.8
Compensation and benefits	26.9	26.2
Deferred gift card revenue	18.4	22.4
Sales and use and other taxes	8.5	8.1
Property taxes	13.5	10.7
Customer deposits	15.7	10.4
Accrued interest	3.3	2.2
Utilities	7.9	7.4
Current portion of self-insurance reserves	5.4	5.7
Current portion of deferred occupancy costs	2.3	1.6
Other	24.1	22.5
Total accrued liabilities	$300.0	$290.7
(1)Balances are net of leasehold incentive receivables from landlords and prepaid amounts.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 3: Leases
We currently lease the vast majority of the buildings or sites for our stores, store support center, and warehouse space under facility operating leases. These leases typically have initial terms ranging from ten to twenty years and include one or more options to renew. When determining the lease term, we include option periods for which renewal is reasonably certain. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating leases also include certain equipment leases that have a term in excess of one year. Certain facility leases also have provisions for additional contingent rentals based on revenues.
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
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows:

	Three Months Ended
	May 6, 2025	May 5, 2024
Operating lease cost	$52.7	$50.3
Variable lease cost	12.0	10.9
Short-term lease cost	1.0	0.3
Total	$65.7	$61.5
Operating lease payments in the table above include minimum lease payments for future sites for which the leases have commenced. As of May 6, 2025, the Company had signed lease agreements with total lease payments of $151.7 related to seven facility leases which had not yet commenced. Fixed minimum lease payments related to these facilities are not included in the right-of-use assets and lease liabilities on the Consolidated Balance Sheets as of May 6, 2025.
Sale-leaseback transactions
The Company has entered into sale and master lease agreements (a “sale leaseback”) with unrelated third parties. Under these agreements, the Company has sold certain store properties, including land, buildings and certain improvements and then leased the assets back through the sale leaseback transactions.
These transactions were accounted for as failed sale leasebacks based on GAAP under ASC 842, Leases. As a result, the store property assets remain on the Consolidated Balance Sheet at their historical net book value and are depreciated over the remaining term of the applicable master lease. Financing liabilities were recognized in the amount of the proceeds received, net of certain transactions costs. The Company will not recognize rent expense related to the leased assets. Instead, monthly rent payments under the applicable master lease agreement are recorded as interest expense and a reduction of the outstanding liability.
As of May 6, 2025, the Company had financing liabilities related to twelve properties. The current outstanding liability of $0.5 is included in accrued liabilities and the long-term outstanding liability of $263.4 is included in Other long-term liabilities on the Consolidated Balance Sheet.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 4: Debt
Long-term debt consisted of the following as of the dates presented:

	May 6, 2025	February 4, 2025
Credit facility—revolver	$225.0	$135.0
Credit facility—term loans	1,387.5	1,389.3
Total debt outstanding	1,612.5	1,524.3
Less current installments of long-term debt	(7.0)	(7.0)
Less debt issue discounts and debt issuance costs	(36.0)	(38.2)
Long-term debt, net	$1,569.5	$1,479.1
Credit Facility
In fiscal 2022, the Company entered into a senior secured credit agreement which included a revolving credit facility (the “Revolving Credit Facility”) and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, D&B Inc. entered into an amendment with its banking syndicate, which amended the Credit Facility (the “Fourth Amendment”). The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc.’s existing and future wholly owned material domestic subsidiaries.
The Fourth Amendment, among other things:
•provided for a new tranche of term loans in an aggregate principal amount of $700.0 (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and
•increased the Revolving Credit Facility by $150.0 to a total $650.0 and extended the maturity to November 1, 2029.
The proceeds from the Incremental Term B Loans were primarily used to:
•redeem the $440.0 of then outstanding senior secured notes, and
•pay down $200.0 of the term loans outstanding under the Credit Facility immediately prior to the Fourth Amendment (the “Existing Term B Loans”).
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
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of May 6, 2025, we had letters of credit outstanding of $13.7 and an unused commitment balance of $411.3 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $650.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Facility, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.
Restrictive covenants and debt compliance
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined, as of the end of each fiscal quarter. As of May 6, 2025, we believe we were in compliance with our debt covenants and the terms of our debt agreements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Interest expense
The Company’s weighted average effective interest rate on our total debt facilities was 8.6% and 9.7% for the three months ended May 6, 2025 and May 5, 2024, respectively.
The following table sets forth our recorded interest expense, net for the periods presented:

	Three Months Ended
	May 6, 2025	May 5, 2024
Interest expense on debt	$31.9	$29.6
Amortization of debt issue discount and debt issuance cost	2.4	2.8
Interest expense on sale-leaseback transactions (1)	4.6	1.4
Interest income	(0.4)	(0.1)
Capitalized interest	(1.7)	(0.6)
Total interest expense, net	$36.8	$33.1
(1)    See discussion of sale-leaseback transaction at Note 3 to the unaudited consolidated financial statements.
Note 5: Commitments and Contingencies
California Arbitrations
On April 17, 2025, a mass arbitration claim was filed on behalf of 980 individuals alleging that certain language previously contained in the Company’s website and mobile app (which has since been deleted) requiring users to agree not to "disparage, tarnish or otherwise harm" the Company, its website or its app, was violative of a provision of the California Civil Code prohibiting companies from limiting consumers' rights to make negative comments about the Company or its products. Previously, on October 21, 2024, the attorneys representing the 980 claimants had filed ten arbitration claims on an individual basis alleging the same statutory violations by the Company. The claimants’ attorneys purport to represent more than 3,000 additional individuals who have similar unasserted claims.

The Company believes that it has substantial defenses to these claims, and it intends to vigorously defend itself against the claimants’ allegations. The Company does not believe at this time that a loss is probable in this matter, nor can a range of possible losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying financial statements.

Other Matters
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
In March 2023, our Board of Directors approved a share repurchase program with an authorization limit of $100.0. Subsequently, our board approved additional repurchases in increments of $100.0, for a total authorization limit of $600.0 under the plan as of May 6, 2025. During the three months ended May 6, 2025, the Company repurchased 1.04 shares at an

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
average of $23.03 per share. The remaining dollar value of shares that may be repurchased under the program was $104.1 as of May 6, 2025. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
Share-based compensation
In October 2024, the 2014 Plan expired pursuant to its terms. Subsequently, the Company adopted the 2025 Omnibus Incentive Plan (the “2025 Plan”), subject to shareholder approval at the Company’s 2025 Annual Meeting.
Our compensation expense related to share-based compensation was as follows:

	Three Months Ended
	May 6, 2025	May 5, 2024
General and administrative expenses	$3.0	$4.0
Share-based awards
Prior to October 2024, the Company maintained an equity incentive plan, the Amended and Restated 2014 Omnibus Incentive Plan (the “2014 Plan”), under which it granted awards denominated in the Company’s common stock or units of the Company’s common stock, as well as cash variable compensation awards. The Company’s long-term incentive compensation provided awards to executive and management personnel as well as directors and issued share-based awards under our 2014 Plan. We also granted stock options or restricted stock units to executive and management personnel and members of our Board. Options granted to employees generally become exercisable ratably over a three-year period from the grant date. Performance-based restricted stock units and market stock units (“MSUs”) awarded to employees generally either vest ratably over three years or fully vest after three years, subject to the achievement of specified performance or market conditions, as applicable. Time-based restricted stock units have various service periods not exceeding five years.
Our share-based compensation award activity during the three months ended May 6, 2025 was as follows:

	Options	Restricted Stock Units	Total
Outstanding at February 4, 2025	0.66	0.93	1.59
RSUs vested	—	(0.10)	(0.10)
Forfeited	(0.18)	(0.01)	(0.19)
Outstanding at May 6, 2025	0.48	0.82	1.30
Remaining unrecognized compensation expense	$0.6	$4.7	$5.3
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
Note 7: Income Taxes
The effective tax rate for the three months ended May 6, 2025, was 17.8%, compared to 21.0% for the three months ended May 5, 2024. The effective tax rate decrease for the three months ended May 6, 2025 in comparison to the three months ended May 5, 2024 was impacted by a significant reduction in pre-tax book income. As pre-tax income decreases, the effect of certain tax attributes and permanent items, specifically our employment tax credits become more pronounced, which cause fluctuations in the effective tax rate.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 8: Segment Information
The Company provides premier entertainment and dining experiences for adults and families under the Dave & Buster’s and Main Event brands and offers guests the opportunity to “Eat Drink Play and Watch,” all in one location. The Company's Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), reviews the financial information presented on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s Consolidated Statements of Comprehensive Income, since the Company provides its offerings and key metrics, costs and margins similarly to both business units. The CODM manages and evaluates the results of the business in a consolidated manner to drive synergies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are centrally managed, including site acquisition and development, customer service, marketing, human resources, finance and accounting, legal, risk management, and government affairs. Segment asset information is not used by the CODM to allocate resources. Under the described organizational and reporting structure, the Company has one reportable segment. As a single reportable segment entity, the Company’s segment performance measure is net income attributable to its shareholders. See Note 1 for a description of the Company's disaggregated revenues by offering (entertainment and other revenues and food and beverage revenues). Significant segment expenses are presented in the Company’s Consolidated Statement of Comprehensive Income. Some expenses not separately presented on the Company’s Consolidated Statements of Operations have been disaggregated on a functional basis and presented below.

	Three Months Ended
Other store operating expenses	May 6, 2025	May 5, 2024
Store lease expenses (1)	$52.7	$50.3
Advertising and marketing costs (2)	27.7	23.0
Other costs (3)	108.0	102.7
Total other store operating expenses	$188.4	$176.0
(1)Amounts represent minimum and variable lease costs incurred to operate certain of our stores. See Note 3 for further discussion.
(2)Amounts represent costs incurred to market our brands at a local and national level.
(3)Remaining amounts include various costs incurred to operate our stores that are not considered individually significant.

	Three Months Ended
Other charges and gains	May 6, 2025	May 5, 2024
System implementation costs (1)	$1.5	$3.8
Currency loss	—	0.1
Asset (gains) and losses (2)	3.8	(0.3)
Total other charges and gains	$5.3	$3.6
(1)Amounts represent noncapitalizeable costs incurred to implement software at both the store and corporate level.
(2)Amounts represent the write-off of assets retired or impaired.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Overview
The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K as filed with the SEC on April 7, 2025.
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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not a guarantee of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report as a result of various factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 7, 2025. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, such results or developments may not be indicative of results or developments in subsequent periods.
Quarterly Financial Highlights
•First quarter revenue of $567.7 decreased 3.5% from the first quarter of 2024.
•Comparable store sales decreased 8.3% compared to the same calendar period in 2024. See further discussion of comparable store sales below at Revenues.
•Net income totaled $21.7, or $0.62 per diluted share, compared with net income of $41.4, or $0.99 per diluted share in the first quarter of 2024.
•Adjusted EBITDA of $136.1 decreased 14.5%, or $23.0, from the first quarter of 2024. See further discussion of Adjusted EBITDA, a non-GAAP measure, at Non-GAAP Financial Measures below along with a reconciliation to net income, the most comparable GAAP measure, at Reconciliations of Non-GAAP Financial Measures below.
General
We are a leading owner and operator of high-volume venues primarily in North America that combine dining and entertainment for both adults and families under the “Dave & Buster’s” and “Main Event” brands. The core of our concept is to offer our customers various forms of entertainment along with quality dining all in one location. Our entertainment offerings provide an extensive assortment of attractions centered around playing games, bowling, and watching live sports and other televised events. Our brands appeal to a relatively balanced mix of male and female adults, as well as families and teenagers. We believe we appeal to a diverse customer base by providing a highly customizable experience in a dynamic and fun setting.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance, including:
Comparable store sales — Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the current fiscal year and excluding stores permanently closed or planned for closure during the current fiscal year. For fiscal 2025, our comparable store base consists of 210 stores, of which 153 are Dave & Buster's branded stores and 57 are Main Event branded stores.
New store openings — Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. For the three months ended May 6, 2025, we opened two new Dave & Buster’s branded stores and relocated one additional Dave & Buster’s branded store.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Store Operating Income Before Depreciation and Amortization
We define “Store Operating Income Before Depreciation and Amortization” as operating income, plus depreciation and amortization expense, general and administrative expenses, pre-opening costs and other charges and gains. Store Operating Income Before Depreciation and Amortization allows us to evaluate operating performance of each store across stores of varying size and volume.
We believe that Store Operating Income Before Depreciation and Amortization is another useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store level, and thereby enables the comparability of the operating performance of our stores for the periods presented. We also believe that Store Operating Income Before Depreciation and Amortization is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency, and performance, and we use Store Operating Income Before Depreciation and Amortization as a means of evaluating store financial performance compared with our competitors. However, because this measure excludes significant items such as general and administrative expenses, pre-opening costs, and other charges and gains, as well as our interest expense, net, loss on debt refinancing and depreciation and amortization expense, which are important in evaluating our consolidated financial performance from period to period, the value of this measure is limited as a measure of our consolidated financial performance.
Presentation of Operating Results
We operate on a 52- or 53-week fiscal year that ends on the Tuesday after the Monday closest to January 31. Each quarterly period reported has 13 weeks, except for 53-week fiscal years when the fourth quarter has 14 weeks. Fiscal 2024, which ended on February 4, 2025, followed this calendar and had 52 weeks. The first quarter of both fiscal 2025 and 2024 had 13 weeks, however the first quarter of 2024 followed our previous fiscal calendar, which ended on a Sunday. The fourth quarter of fiscal 2025 will end on February 3, 2026.
Store-Level Variability, Quarterly Fluctuations, Seasonality and Inflation
We operate stores of various sizes and experience significant store variability in volumes, operating results and net investment costs.
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
New store operating margins (excluding pre-opening expenses) during the first year of operation may benefit from honeymoon sales leverage on occupancy, management labor and other fixed costs. This benefit is partially offset by normal inefficiencies in hourly labor and other costs associated with establishing a new store. In year two, operating margins may decline due to the loss of honeymoon sales leverage on fixed costs, which is partially offset by improvements in store operating efficiency.
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
Economic and environmental conditions and changes in regulatory legislation could exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. There is no assurance that our cost of products will remain stable or that federal, state, or local minimum wage rates will not increase beyond amounts currently legislated, however, the effects of any supplier price increase or wage rate increases might be partially offset by selective price increases if competitively appropriate.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Three Months Ended May 6, 2025 (the “2025 period”) Compared to the Three Months Ended May 5, 2024 (the “2024 period”)

Results of operations
The following table sets forth selected data for the periods indicated (in dollars and a percentage of revenues). All information is derived from the accompanying Consolidated Statement of Comprehensive Income.

	Three Months Ended
	May 6, 2025		May 5, 2024
Entertainment revenues	$366.6	64.6%	$385.7	65.6%
Food and beverage revenues	201.1	35.4%	202.4	34.4%
Total revenues	567.7	100.0%	588.1	100.0%
Cost of entertainment (1)	30.6	8.3%	33.2	8.6%
Cost of food and beverage (1)	51.5	25.6%	54.1	26.7%
Total cost of products	82.1	14.5%	87.3	14.8%
Operating payroll and benefits	135.0	23.8%	141.6	24.1%
Other store operating expenses (2)	188.4	33.2%	176.0	29.9%
General and administrative expenses (2)	24.4	4.3%	28.0	4.8%
Depreciation and amortization expenses	63.2	11.1%	62.8	10.7%
Pre-opening costs	6.1	1.1%	3.3	0.6%
Other charges and gains (2)	5.3	0.9%	3.6	0.6%
Total operating costs	504.5	88.9%	502.6	85.5%
Operating income	63.2	11.1%	85.5	14.5%
Interest expense, net	36.8	6.5%	33.1	5.6%
Income before provision for income taxes	26.4	4.7%	52.4	8.9%
Provision for income taxes	4.7	0.8%	11.0	1.9%
Net income	$21.7	3.8%	$41.4	7.0%
Company-owned stores at end of period		234		224
(1)All percentages are expressed as a percentage of total revenues for the respective period presented, except cost of entertainment, which is expressed as a percentage of entertainment revenues, and cost of food and beverage, which is expressed as a percentage of food and beverage revenues.
(2)We reclassified certain costs and gains for the 2024 period from “Other store operating expenses” and “General and administrative expenses” to “Other charges and gains.” See Note 1 to the consolidated financial statements for further discussion.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	May 6, 2025		May 5, 2024
Net income (1)	$21.7	3.8%	$41.4	7.0%
Interest expense, net	36.8		33.1
Provision for income taxes	4.7		11.0
Depreciation and amortization expense	63.2		62.8
Share-based compensation (2)	3.0		4.0
Transaction and integration costs (3)	0.2		0.6
System implementation costs (4)	1.5		3.8
Other items, net (5)	5.0		2.3
Adjusted EBITDA, a non-GAAP measure (1)	$136.1	24.0%	$159.1	27.1%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.
(2)Non-cash share-based compensation expense, net of forfeitures, recorded in General and administrative expenses on the Consolidated Statement of Comprehensive Income.
(3)Transaction and integration costs related to the acquisition and integration of Main Event recorded in Other charges and gains on the Consolidated Statement of Comprehensive Income.
(4)System implementation costs represent expenses incurred related to the development of new enterprise resource planning, human capital management and inventory software for our stores and store support teams. These charges are recorded in Other charges and gains on the Consolidated Statement of Comprehensive Income.
(5)The amount for the 2025 period primarily consisted of $0.9 of discretionary retention incentives, $0.3 of severance costs and a $3.7 loss on property and equipment transactions. The amount for the 2024 period primarily consisted of $1.8 of one-time, third-party consulting fees and $0.8 severance and restructuring charges, partially offset by a $0.3 gain on property and equipment transactions. The third-party consulting fees are not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy, and one discrete, project-based initiative to transform our supply chain operational efficiency. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business. Third-party consulting fees, discretionary retention incentives and severance costs are included in General and administrative expenses on the Consolidated Statement of Comprehensive Income. (Gain) loss on property and equipment transactions is included in Other charges and gains on the Consolidated Statement of Comprehensive Income.

Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Three Months Ended
	May 6, 2025		May 5, 2024
Operating income (1)(2)	$63.2	11.1%	$85.5	14.5%
General and administrative expenses (2)	24.4		28.0
Depreciation and amortization expense	63.2		62.8
Pre-opening costs	6.1		3.3
Other charges and gains (2)	5.3		3.6
Store Operating Income Before Depreciation and Amortization, a non-GAAP measure (1)(2)	$162.2	28.6%	$183.2	31.2%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.
(2)Certain fiscal 2024 amounts were reclassified to align with the fiscal 2025 presentation. See Note 1 to the consolidated financial statements for further discussion.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Results of Operations
Revenues - Selected revenue data and store data for the periods indicated are as follows:

	Three Months Ended
	May 6, 2025	May 5, 2024	Change
Comparable store revenues	$513.1	$559.7	$(46.6)
Noncomparable store revenues	47.4	31.7	15.7
Other noncomparable revenues (1)	7.2	(3.3)	10.5
Total revenues	$567.7	$588.1	$(20.4)

Comparable store operating weeks	2,730	2,730	—
Noncomparable store operating weeks	219	161	58
Total store operating weeks	2,949	2,891	58
(1)Includes changes in deferred entertainment revenues, gift card deferrals and certain other revenues not associated with stores.

The table below represents our revenue mix for the fiscal periods indicated:

	Three Months Ended
	May 6, 2025		May 5, 2024
Entertainment revenues	$366.6	64.6%	$385.7	65.6%
Food revenues	137.5	24.2%	135.6	23.1%
Beverage revenues	63.6	11.2%	66.8	11.3%
	$567.7	100.0%	$588.1	100.0%
Total revenues for the 2025 period decreased $20.4, or 3.5%, to $567.7 compared to $588.1 for the 2024 period. The decrease in revenue is primarily attributable to a $46.6 decrease in comparable store sales, partially offset by a $15.7 increase in new store revenues and an increase of $10.5 in other noncomparable revenues. The decrease in comparable store revenues is due primarily to a reduction in walk-in business relative to the prior year period. The change in other noncomparable revenues reflects breakage on unredeemed game play credits and tickets corresponding to guest redemption patterns over time. See Revenue Recognition at Note 1 to the unaudited consolidated financial statements for discussion of revenue recognition associated with game play credits and tickets.
Cost of products - The total cost of products was $82.1 for the 2025 period and $87.3 for the 2024 period. The total cost of products as a percentage of total revenues decreased to 14.5% for the 2025 period compared to 14.8% for the 2024 period.
Cost of entertainment decreased to $30.6 in the 2025 period compared to $33.2 in the 2024 period. The cost of entertainment, as a percentage of entertainment revenues, decreased to 8.3% for the 2025 period from 8.6% in the 2024 period. The decrease was primarily attributable to sales price increases.
Cost of food and beverage products decreased to $51.5 for the 2025 period compared to $54.1 for the 2024 period. Cost of food and beverage products as a percentage of food and beverage revenues decreased to 25.6% for the 2025 period from 26.7% for the 2024 period. The decrease was due to food and beverage menu price increases, and the mix of products sold with our new menu, offset by certain commodity pricing increases.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Operating payroll and benefits
Total operating payroll and benefits decreased to $135.0 in the 2025 period compared to $141.6 in the 2024 period. The total cost of operating payroll and benefits as a percentage of total revenues was relatively comparable at 23.8% in the 2025 period compared to 24.1% in the 2024 period.
Other store operating expenses
Other store operating expenses increased to $188.4 in the 2025 period compared to $176.0 in the 2024 period. Other store operating expense as a percentage of total revenues increased to 33.2% in the 2025 period compared to 29.9% in the 2024 period. This increase in expense as a percentage of total revenues was primarily due to increased marketing costs, incremental occupancy costs for new stores and timing of essential repairs & maintenance costs.
General and administrative expenses
General and administrative expenses decreased to $24.4 in the 2025 period compared to $28.0 in the 2024 period. The decrease in general and administrative expenses was driven primarily by lower labor and consulting costs and decreased share-based compensation in the current year. General and administrative expenses as a percentage of total revenues decreased to 4.3% in the 2025 period compared to 4.8% in the 2024 period due primarily to the reasons noted above.
Depreciation and amortization expense
Depreciation and amortization expense remained relatively consistent at $63.2 in the 2025 period compared to $62.8 the 2024 period.
Pre-opening costs
Pre-opening costs increased to $6.1 in the 2025 period compared to $3.3 in the 2024 period. This increase was primarily due to the timing of costs in our pipeline of new stores for each period.
Other charges and gains
Other charges and gains increased to $5.3 in the 2025 period compared to $3.6 in the 2024 period primarily due to the write-off of certain assets, partially offset by decreased system implementation costs.
Interest expense, net
Interest expense, net increased to $36.8 in the 2025 period compared to $33.1 in the 2024 period due primarily to incremental interest expense associated with sale-leaseback transactions and borrowings outstanding under our Credit Agreement, partially offset by a decrease in interest rates on our Credit Facility. See further discussion of the Company's debt activity and failed sale-leaseback transaction at Note 4 and Note 3, respectively, to the unaudited consolidated financial statements.
Provision for income taxes
The effective tax rate for the 2025 period was 17.8%, compared to 21.0% for the 2024 period. The effective tax rate decrease for the 2025 period in comparison to the 2024 period was impacted by a significant reduction in pre-tax book income. As pre-tax income decreases, the effect of certain tax attributes and permanent items, specifically our employment tax credits become more pronounced, which cause fluctuations in the effective tax rate.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Liquidity and Capital Resources
Credit Facility
In fiscal 2022, the Company entered into a senior secured credit agreement (the “Credit Facility”), which included a revolving credit facility (the “Revolving Credit Facility”) and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, D&B Inc. entered into an amendment with its banking syndicate, which amended the Credit Facility (the “Fourth Amendment”). The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc.’s existing and future wholly owned material domestic subsidiaries.
The Fourth Amendment, among other things:
•provided for a new tranche of term loans in an aggregate principal amount of $700.0 (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and
•increased the Revolving Credit Facility by $150.0 to a total $650.0 and extended the maturity to November 1, 2029.
The proceeds from the Incremental Term B Loans were primarily used to:
•redeem all $440.0 of outstanding senior secured notes (see 7.625% Senior Secured Notes below), and
•pay down $200.0 of the term loans outstanding under the Credit Facility immediately prior to the Fourth Amendment (the “Existing Term B Loans”).
Both the Existing Term B Loans and the Incremental Term B Loans bear interest at Term SOFR or ABR (each, as defined in the amended Credit Facility) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. Loans under the Revolving Credit Facility bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.00% per annum or ABR plus a spread ranging from 1.50% to 2.00% per annum. Unused commitments under the Revolving Credit Facility incur initial commitment fees of 0.30% to 0.50%. Additionally, the interest rate margin applicable to the Existing Term B Loans and loans outstanding under the Revolving Credit Facility are subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step up if such rating is subsequently not maintained).
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of May 6, 2025, we had letters of credit outstanding of $13.7 and an unused commitment balance of $411.3 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $650.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Facility, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.
7.625% Senior Secured Notes
During fiscal 2020, the Company issued $550.0 aggregate principal amount of 7.625% senior secured notes (the “Notes”). Interest on the Notes is payable in arrears on November 1 and May 1 of each year. The Notes mature on November 1, 2025, unless earlier redeemed, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by D&B Inc. and are unconditionally guaranteed by D&B Holdings and certain of D&B Inc.’s existing and future wholly-owned material domestic subsidiaries. During fiscal 2021, the Company redeemed a total of $110.0 outstanding principal amount of the Notes.
In November 2024, using the proceeds from the Fourth Amendment to the Credit Facility discussed above, the Company redeemed the remaining $440.0 outstanding principal amount of the Notes.
Sale-leaseback transactions
The Company has entered into sale and master lease agreements (a “sale leaseback”) with unrelated third parties. Under these agreements, the Company has sold certain store properties, including land, buildings and certain improvements and then leased the assets back through the sale leaseback transactions.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
These transactions were accounted for as failed sale leasebacks based on GAAP under ASC 842, Leases. As a result, the store property assets remain on the Consolidated Balance Sheet at their historical net book value and are depreciated over the remaining term of the applicable master lease. Financing liabilities were recognized in the amount of the proceeds received, net of certain transactions costs. The Company will not recognize rent expense related to the leased assets. Instead, monthly rent payments under the applicable master lease agreement are recorded as interest expense and a reduction of the outstanding liability.
As of May 6, 2025, the Company had financing liabilities related to twelve properties. The current outstanding liability of $0.5 is included in accrued liabilities and the long-term outstanding liability of $263.4 is included in Other long-term liabilities on the Consolidated Balance Sheet.
Interest expense
The following table sets forth our recorded interest expense, net for the periods presented:

	Three Months Ended
	May 6, 2025	May 5, 2024
Interest expense on debt	$31.9	$29.6
Amortization of debt issue discount and debt issuance cost	2.4	2.8
Interest expense on sale-leaseback transactions (1)	4.6	1.4
Interest income	(0.4)	(0.1)
Capitalized interest	(1.7)	(0.6)
Total interest expense, net	$36.8	$33.1
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

Credit Adjusted EBITDA and Net Total Leverage Ratio.
Credit Adjusted EBITDA, a non-GAAP measure, represents net income plus certain items as defined at Adjusted EBITDA at Non-GAAP Financial Measures above, as well as certain other adjustments as defined in our Credit Facility. The following table reconciles Net income to Credit Adjusted EBITDA, as defined in our Credit Facility for the period indicated:

Trailing Four Quarters Ended May 6, 2025
Net income	$38.6
Add back:
Interest expense, net	139.0
Loss on debt refinancing	15.2
Provision for income taxes	5.3
Depreciation and amortization expense	238.6
Share-based compensation (1)	3.5
Transaction and integration costs (2)	3.0
System implementation costs (3)	8.7
Other items, net (4)	31.2
Pre-opening costs (5)	21.5
Credit Facility specific items, net (6)	9.1
Credit Adjusted EBITDA, a non-GAAP measure	$513.7
(1)See discussion of share-based compensation at Adjusted EBITDA above.
(2)See discussion of transaction and integration costs at Adjusted EBITDA above.
(3)See discussion of system implementation costs at Adjusted EBITDA above.
(4)Primarily consists of discretionary retention incentives, severance costs, (gain) loss on property and equipment transactions and certain third-party consulting fees. The third-party consulting fees are not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy, and one discrete, project-based initiative to transform our supply chain operational efficiency. The transformative nature, narrow scope, and limited

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business. Third-party consulting fees, discretionary retention incentives and severance costs are included in General and administrative expenses on the Consolidated Statement of Comprehensive Income. (Gain) loss on property and equipment transactions is included in Other charges and gains on the Consolidated Statement of Comprehensive Income.
(5)Represents costs incurred, primarily consisting of occupancy and payroll related expenses, associated with the opening of new stores. These costs are considered a “cost of new projects” as defined in our Credit Facility.
(6)Represents other adjustments allowed under our Credit Facility in the determination of Net Total Leverage Ratio including i) amortization of software costs, ii) executive search fees, iii) public company costs and iv) estimated impact of remodels to financial performance.

The following table provides the Net Total Leverage Ratio calculation, as defined in our Credit Facility, as of and for the period indicated:

	As of, and for the Trailing Four Quarters Ended May 6, 2025
Credit Adjusted EBITDA (a)	$513.7
Total debt (1)	$1,576.5
Less: Cash and cash equivalents	(11.9)
Add: Outstanding letters of credit	13.7
Net debt (b)	$1,578.3
Net Total Leverage Ratio (b / a)	3.1	x
(1)Amount represents the face amount of debt outstanding, net of unamortized debt issuance costs and debt discount.
Dividends and Share Repurchases
In March 2023, our Board of Directors approved a share repurchase program with an authorization limit of $100.0. Subsequently, our board approved additional repurchases in increments of $100.0, for a total authorization limit of $600.0 under the plan as of May 6, 2025. In fiscal 2025 period, the Company repurchased 1.04 shares for a total of $23.9. The remaining dollar value of shares that may be repurchased under the program is $104.1 as of May 6, 2025.
There were no dividends declared or paid during the current 2025 period. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, compliance with debt agreements and other factors that the Board of Directors considers relevant.
Cash and Cash Equivalents
As of May 6, 2025, the Company had cash and cash equivalents of $11.9. The Company can operate with a working capital deficit because cash from sales is usually received before related liabilities for product supplies, labor and services become due. Our operations do not require significant inventory or receivables, and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as non-current assets and not a part of working capital. Based on our current business plan, we believe our cash and cash equivalents, combined with expected cash flows from operations and available borrowings under our Revolving Credit Facility, should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our capital allocation strategy, including capital expenditures, through at least the next twelve months.
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
Cash flow from operating activities decreased to $95.8 for the 2025 period compared to $108.8 for the 2024 period. The decrease was primarily driven by a decrease in net income and the impact of deferred taxes, partially offset by favorable timing changes in working capital.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Investing Activities — Cash flow used in investing increased to $154.6 for the 2025 period from $112.8 for the 2024 period primarily due to an increase in capital expenditures related to new stores and gaming updates, partially offset by a decrease in remodels and maintenance expenditures.
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold improvement incentives (“Payments from landlords”).

	Three Months Ended
	May 6, 2025	May 5, 2024
New stores	$53.0	$46.7
Remodels and other initiatives	19.6	33.0
Games	30.0	9.0
Maintenance capital	12.6	13.3
Total capital additions	$115.2	$102.0
Payments from landlords - tenant improvements (1)	$5.7	$4.6

(1)     Amounts received from landlords as reimbursements for tenant improvements are included in cash provided by operating activities in the Consolidated Statements of Cash Flows.
Financing Activities — Cash flow from financing was $63.8 in the 2025 period primarily consisting of net debt proceeds, partially offset by share repurchases. Cash flow used in financing activities of $1.2 in the 2024 period primarily consisted of share repurchases, partially offset by net debt proceeds.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations as reported on Form 10-K for the year ended February 4, 2025.
Accounting policies and estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis, and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates is included in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the fiscal year ended February 4, 2025.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Interest Rate Risk
The Credit Facility, discussed further at Note 4 to the unaudited consolidated financial statements, is based on variable interest rates. As of May 6, 2025, the Company had $225.0 outstanding on its revolving facility and an outstanding balance of $1,387.5 on its term loan facility. The impact on our annual results of operations of a hypothetical one percentage point interest rate change on the outstanding balance of the Credit Facility as of May 6, 2025 would be approximately $16.1.
Inflation
Severe increases in inflation, whether due to imposed tariffs or standard economic conditions, could affect the United States or global economies and have an adverse impact on our business, financial condition and results of operation. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first quarter ended May 6, 2025.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 5 to our unaudited consolidated financial statements set forth in Part I of this report.
Item 1A. Risk Factors
See discussion in “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended February 4, 2025.
Item 2.    Unregistered Sales of Equity Securities
Information regarding repurchase of our common stock during the three months ended May 6, 2025:

Period (1)	Total Number of Shares Repurchased (2) (in millions)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2) (3) (in millions)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans (4) (in millions)
February 5, 2025 to March 4, 2025	0.78	$24.2	0.78	$109.1
March 5, 2025 to April 8, 2025	0.26	$19.5	1.04	$104.1
April 9, 2025 to May 6, 2025	—	$—	—	$—
(1)The Company uses a “4-5-4” calendar to determine the months in each quarter. The periods presented represent the 4-week and 5-week periods making up the three months ended May 6, 2025.
(2)Represents cumulative shares repurchased under repurchase programs. Excludes shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance-based restricted stock units.
(3)Our Board of Directors approved a share repurchase program in fiscal 2023, with approved increases during 2024. Under the program, the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act, as amended. The share repurchase program(s) may be modified, suspended or discontinued at any time.
(4)Represents total cumulative share repurchase authorizations in effect, less cumulative purchases, at the end of each period presented.
Item 5. Other Information
Insider Trading Arrangements
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended May 6, 2025.
Reclassifications of Certain Expenses
As a result of certain financial statement reclassifications discussed in Note 1 to the consolidated financial statements, the Company has presented below the impact of such reclassifications on the financial information for the Six Months Ended August 6, 2024 and Nine Months Ended November 5, 2024.

	Six Months Ended August 6, 2024			Nine Months Ended November 5, 2024
	Previously Reported	Reclassifications	Adjusted	Previously Reported	Reclassifications	Adjusted
Other store operating expenses	$343.7	$2.9	$346.6	$515.4	$2.2	$517.6
General and administrative expenses	$61.9	$(5.9)	$56.0	$89.1	$(8.5)	$80.6
Other charges and gains	$—	$3.0	$3.0	$—	$6.3	$6.3

Item 6.    Exhibits

Exhibit Number	Description

10.1*	Letter amendment to the December 10, 2024 letter agreement by and among Dave & Buster’s Management Corp., Dave & Buster’s Entertainment Inc., and Kevin Sheehan effective May 2, 2025.

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1**	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Inline Taxonomy Extension Schema Document

101.CAL	Inline XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________
*Filed herewith
**    Furnished herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: June 10, 2025	By:	/s/ Kevin M. Sheehan
Kevin M. Sheehan
Interim Chief Executive Officer

Date: June 10, 2025	By:	/s/ Darin Harper
Darin Harper
Chief Financial Officer