Form 10-Q
period 2025-08-05
Dave & Buster's Entertainment, Inc.
filed 2025-09-15
CIK 1525769

~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 5, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 12, 2025, the registrant had 34,666,565 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED AUGUST 5, 2025

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	August 5, 2025	February 4, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$12.0	$6.9
Inventories	39.1	39.8
Prepaid expenses	27.0	18.5
Income taxes receivable	14.6	9.1
Accounts receivable	24.1	20.1
Total current assets	116.8	94.4
Property and equipment (net of $1,532.2 and $1,403.1 of accumulated depreciation as of August 5, 2025 and February 4, 2025, respectively)	1,727.1	1,634.6
Operating lease right of use assets, net	1,281.0	1,318.4
Deferred tax assets	9.4	10.1
Tradenames	178.2	178.2
Goodwill	742.5	742.6
Other assets and deferred charges	38.4	37.5
Total assets	$4,093.4	$4,015.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$7.0	$7.0
Accounts payable	59.2	134.4
Accrued liabilities	282.2	290.7
Income taxes payable	1.6	1.8
Total current liabilities	350.0	433.9
Deferred income taxes	75.7	73.0
Operating lease liabilities	1,538.5	1,575.1
Other long-term liabilities	413.5	308.9
Long-term debt, net	1,549.5	1,479.1
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400.00 shares; issued: 63.31 shares as of August 5, 2025 and 63.16 as of February 4, 2025; outstanding: 34.66 shares as of August 5, 2025 and 35.55 as of February 4, 2025	0.6	0.6
Preferred stock, 50.00 authorized; none issued	—	—
Paid-in capital	620.8	609.9
Treasury stock, 28.65 and 27.61 shares as of August 5, 2025 and February 4, 2025, respectively	(1,144.7)	(1,120.6)
Accumulated other comprehensive loss	(1.1)	(1.6)
Retained earnings	690.6	657.5
Total stockholders’ equity	166.2	145.8
Total liabilities and stockholders’ equity	$4,093.4	$4,015.8
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	August 5, 2025	August 6, 2024	August 5, 2025	August 6, 2024
Entertainment revenues	$364.5	$375.7	$731.1	$761.4
Food and beverage revenues	192.9	181.4	393.9	383.8
Total revenues	557.4	557.1	1,125.0	1,145.2
Cost of entertainment	29.2	32.9	59.8	66.1
Cost of food and beverage	47.2	48.9	98.8	103.0
Total cost of products	76.4	81.8	158.6	169.1
Operating payroll and benefits	138.7	131.2	273.7	272.8
Other store operating expenses	186.9	170.6	375.3	346.6
General and administrative expenses	32.0	28.0	56.3	56.0
Depreciation and amortization expenses	65.2	57.5	128.4	120.3
Pre-opening costs	4.1	4.1	10.1	7.4
Other charges and gains	1.1	(0.6)	6.4	3.0
Total operating costs	504.4	472.6	1,008.8	975.2
Operating income	53.0	84.5	116.2	170.0
Interest expense, net	38.7	33.9	75.5	67.0
Income before income taxes	14.3	50.6	40.7	103.0
Provision for income taxes	2.9	10.3	7.6	21.3
Net income	11.4	40.3	33.1	81.7
Unrealized foreign currency translation gain (loss)	0.1	—	0.5	(0.1)
Total other comprehensive income (loss)	0.1	—	0.5	(0.1)
Total comprehensive income	$11.5	$40.3	$33.6	$81.6
Net income per share:
Basic	$0.33	$1.02	$0.96	$2.05
Diluted	$0.32	$0.99	$0.94	$1.99
Weighted average shares used in per share calculations:
Basic	34.52	39.67	34.56	39.94
Diluted	35.14	40.78	35.08	41.12
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Six Months Ended August 5, 2025
	Common Stock		Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance February 4, 2025	63.16	$0.6	$609.9	27.61	$(1,120.6)	$(1.6)	$657.5	$145.8
Net income	—	—	—	—	—	—	21.7	21.7
Unrealized foreign currency translation gain	—	—	—	—	—	0.4	—	0.4
Share-based compensation	—	—	3.0	—	—	—	—	3.0
Repurchase of common stock	—	—	—	1.04	(24.1)	—	—	(24.1)
Balance May 6, 2025	63.16	$0.6	$612.9	28.65	$(1,144.7)	$(1.2)	$679.2	$146.8
Net income	—	—	—	—	—	—	11.4	11.4
Unrealized foreign currency translation gain	—	—	—	—	—	0.1	—	0.1
Share-based compensation	—	—	7.9	—	—	—	—	7.9
Issuance of common stock	0.15	—	—	—	—	—	—	—
Balance August 5, 2025	63.31	$0.6	$620.8	28.65	$(1,144.7)	$(1.1)	$690.6	$166.2

	Six Months Ended August 6, 2024
	Common Stock		Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance February 4, 2024	62.86	$0.6	$597.6	22.59	$(945.3)	$(0.9)	$599.2	$251.2
Net income	—	—	—	—	—	—	41.4	41.4
Unrealized foreign currency translation loss	—	—	—	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	4.0	—	—	—	—	4.0
Issuance of common stock	0.29	—	7.5	—	—	—	—	7.5
Repurchase of common stock	—	—	—	0.21	(11.5)	—	—	(11.5)
Balance May 5, 2024	63.15	$0.6	$609.1	22.80	$(956.8)	$(1.0)	$640.6	$292.5
Net income	—	—	—	—	—	—	40.3	40.3
Share-based compensation	—	—	2.3	—	—	—	—	2.3
Repurchase of common stock	—	—	—	1.05	(50.7)	—	—	(50.7)
Balance August 6, 2024	63.15	$0.6	$611.4	23.85	$(1,007.5)	$(1.0)	$680.9	$284.4
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	August 5, 2025	August 6, 2024
Operating activities:
Net income	$33.1	$81.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	128.4	120.3
Non-cash interest expense	4.4	5.6
Deferred taxes	3.4	(5.3)
Share-based compensation	10.9	6.3
Other, net	1.6	6.6
Changes in assets and liabilities:
Inventories	0.7	—
Prepaid expenses	(8.5)	(6.8)
Income tax receivable	(5.5)	18.0
Accounts receivable	(4.0)	6.0
Other assets and deferred charges	(1.8)	(2.9)
Accounts payable	(23.4)	(19.9)
Accrued liabilities	(8.3)	1.6
Income taxes payable	(0.2)	5.3
Other long-term liabilities	(1.0)	(5.9)
Net cash provided by operating activities:	129.8	210.6
Investing activities:
Capital expenditures	(243.8)	(229.1)
Incentives from landlords - finance leases	4.5	—
Proceeds from sales of property and equipment	—	0.4
Net cash used in investing activities:	(239.3)	(228.7)
Financing activities:
Proceeds from term loan and revolver	506.0	270.0
Term loan and revolver payments	(439.5)	(266.5)
Proceeds from sale-leaseback transactions	73.0	44.8
Principal payments on sale-leaseback financing	(1.0)	(0.3)
Proceeds from the exercise of stock options	—	7.6
Repurchases of common stock under share repurchase program	(23.9)	(60.0)
Repurchases of common stock to satisfy employee withholding tax obligations	—	(1.7)
Net cash provided by (used in) financing activities:	114.6	(6.1)
Increase (decrease) in cash and cash equivalents	5.1	(24.2)
Beginning cash and cash equivalents	6.9	37.3
Ending cash and cash equivalents	$12.0	$13.1
Supplemental disclosures of cash flow information:
Decrease in accounts payable for the acquisition of property and equipment	$(51.8)	$(14.6)
Cash paid for income taxes, net of refunds	$8.6	$2.9
Cash paid for interest, net	$70.3	$59.9
`
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share amounts; unaudited)

Note 1: Summary of Significant Accounting Policies
The accompanying consolidated financial statements include the accounts of Dave & Buster’s Entertainment, Inc. (referred to herein as the “Company,” “we,” “us” and “our”), any predecessor companies and its wholly-owned subsidiaries, including Dave & Buster’s Holdings, Inc. (“D&B Holdings”), which owns 100% of the outstanding common stock of Dave & Buster’s, Inc. (“D&B Inc”), the operating company. The Company, headquartered in Coppell, Texas, is a leading operator of high-volume entertainment and dining venues (“stores”) in North America for adults and families.
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
During the six months ended August 5, 2025, the Company opened five stores and relocated one store. As of August 5, 2025, the Company owned and operated 237 stores in 44 states, Puerto Rico and one Canadian province.
Fiscal Calendar — We operate on a 52-week or 53-week fiscal year that ends on the Tuesday after the Monday closest to January 31. Each quarterly period reported has 13 weeks, except for 53-week fiscal years when the fourth quarter has 14 weeks. Fiscal 2025, which will end February 3, 2026, and Fiscal 2024, which ended on February 4, 2025, both follow a 52-week calendar.
On May 6, 2024, the first day of the second quarter of fiscal 2024, the Company changed its fiscal year to end on the Tuesday after the Monday closest to January 31st. Prior to the change, the Company’s fiscal year ended on Sunday. The change was made to improve labor and operational efficiencies by ending the Company's periods outside of the busier weekend timeframe. As a result of this change, the second quarter of fiscal 2024 and year-to-date fiscal 2024 had two additional days added to its normal 13-week quarter and 52-week year, respectively.
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
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the three and six months ended August 5, 2025 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending February 3, 2026.
Cash and Cash Equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks can create book overdrafts. There were no book overdrafts as of August 5, 2025 or as of February 4, 2025.
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
(dollars in millions, except share amounts; unaudited)
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

	August 5, 2025	February 4, 2025
Revolving credit facility	$205.0	$135.0
Term loans	1,345.9	1,351.1
Total debt	$1,550.9	$1,486.1
Revenues — Our entertainment revenues primarily consist of attractions including redemption and simulation games, bowling, laser tag, billiards and gravity ropes. Our food and beverage revenues consist of full meals, appetizers and both alcoholic and non-alcoholic beverages. The Company's revenue by categories was as follows:

	Three Months Ended		Six Months Ended
	August 5, 2025	August 6, 2024	August 5, 2025	August 6, 2024
Entertainment	$358.2	$369.7	$717.3	$750.3
Other (1)	6.3	6.0	13.8	11.1
Entertainment revenues	$364.5	$375.7	$731.1	$761.4

Food and non-alcoholic beverages	$136.0	$128.1	$273.5	$263.8
Alcoholic beverages	56.9	53.3	120.4	120.0
Food and beverage revenues	$192.9	$181.4	$393.9	$383.8
(1) Primarily consists of revenue earned from party rentals and gift card breakage (see Revenue Recognition below).
Revenue Recognition for Entertainment — Customers purchase cards with game play credits to be used on a variety of redemption and simulation games. Entertainment revenues related to game play primarily consist of game play credits, which are used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations related to unredeemed game play credits and unredeemed tickets. The deferred entertainment revenue is based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. The Company recognizes breakage as revenue in proportion to the pattern of redemption by the customers. This breakage is based on the Company’s specific historical redemption patterns and will change as those redemption patterns change over time. Recognized game play credits and tickets breakage revenue is included in Entertainment revenues in the Consolidated Statements of Comprehensive Income. Historically, select Company promotional programs include multiple performance obligations that are discounted from the standalone selling prices. We allocate the entire discount to the remaining performance obligation.
During the three and six months ended August 5, 2025, we recognized revenue of $16.0 and $54.8, respectively, related to the amount in deferred entertainment revenues as of the end of fiscal 2024.
Revenue Recognition for Gift Cards — During the three and six months ended August 5, 2025, we recognized revenue of $9.3 and $12.7, respectively, related to the amount in deferred gift card revenue as of the end of fiscal 2024. These revenues are included in Entertainment revenues on the Consolidated Statements of Comprehensive Income. We recognize breakage revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share amounts; unaudited)
Basic weighted average shares outstanding are reconciled to diluted weighted average shares outstanding as follows:

	Three Months Ended		Six Months Ended
	August 5, 2025	August 6, 2024	August 5, 2025	August 6, 2024
Basic weighted average shares outstanding	34.52	39.67	34.56	39.94
Weighted average dilutive impact of awards	0.62	1.11	0.52	1.18
Diluted weighted average shares outstanding	35.14	40.78	35.08	41.12
Weighted average awards excluded as anti-dilutive	0.68	0.42	0.67	0.25
Recent Accounting Pronouncements — We reviewed the accounting pronouncements that became effective for fiscal year 2025 and determined that either they were not applicable, or they did not have a material impact on the consolidated financial statements. See the discussion at Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended February 4, 2025 for previously issued accounting pronouncements that may impact the Company in the future.
Accounting reclassifications — We made certain reclassifications of amounts in the Consolidated Statements of Comprehensive Income for the period ended August 6, 2024 to be consistent with the presentation for the period ended August 5, 2025. We reclassified certain costs and gains from “Other store operating expenses” and “General and administrative expenses” to “Other charges and gains” for the following reasons:
•System implementation costs - These costs are enterprise wide and not specifically attributable to store operations or general and administrative costs.
•Asset and currency gains and losses - These gains and losses include the disposal or impairment of assets and the impact of currency revaluation and are not directly attributable to specific store operations or general and administrative costs and may be irregular in nature.
A summary of the reclassifications is as follows:

	Three Months Ended August 6, 2024
	Previously Reported	System Implementation	Currency (Gain) Loss	Asset (Gain) Loss	Adjusted
Other store operating expenses	$167.6	$(0.4)	$—	$3.4	$170.6
General and administrative expenses	30.4	(2.4)	—	—	28.0
Other charges and gains	$—	$2.8	$—	$(3.4)	$(0.6)

	Six Months Ended August 6, 2024
	Previously Reported	System Implementation	Currency (Gain) Loss	Asset (Gain) Loss	Adjusted
Other store operating expenses	$343.7	$(0.7)	$(0.1)	$3.7	$346.6
General and administrative expenses	61.9	(5.9)	—	—	56.0
Other charges and gains	$—	$6.6	$0.1	$(3.7)	$3.0

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share amounts; unaudited)
Note 2: Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities consisted of the following as of the dates presented:

	August 5, 2025	February 4, 2025
Deferred entertainment revenue	$79.4	$95.7
Current portion of operating lease liabilities, net (1)	80.8	77.8
Compensation and benefits	29.4	26.2
Deferred gift card revenue	15.5	22.4
Sales and use and other taxes	8.4	8.1
Property taxes	16.7	10.7
Customer deposits	11.5	10.4
Accrued interest	2.7	2.2
Utilities	8.9	7.4
Current portion of self-insurance reserves	5.4	5.7
Current portion of deferred occupancy costs	2.8	1.6
Other	20.7	22.5
Total accrued liabilities	$282.2	$290.7
(1)Balances are net of leasehold incentive receivables from landlords and prepaid amounts.
Other long-term liabilities consisted of the following as of the dates presented:

	August 5, 2025	February 4, 2025
Long-term lease financing (1)	$335.4	$263.9
Long-term finance leases (2)	32.9	—
Long-term portion of self-insurance reserves	16.6	16.9
Deferred compensation liability	10.9	10.1
Other	17.7	18.0
Total other long-term liabilities	$413.5	$308.9
(1)See discussion of failed sale-leaseback transactions at Note 3.
(2)See discussion of finance leases at Note 3.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share amounts; unaudited)
Note 3: Leases
We currently lease the vast majority of the buildings or sites for our stores, store support center, and warehouse space under facility operating leases. These leases typically have initial terms ranging from ten to twenty years and include one or more options to renew. When determining the lease term, we include option periods for which renewal is reasonably certain. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating leases also include certain equipment leases that have a term in excess of one year. Certain facility leases also have provisions for additional variable contingent rentals based on revenues.
Operating lease cost, variable lease cost and short-term lease cost related primarily to our facilities is included in “Other store operating expenses” for our operating stores, “Pre-opening costs” for our stores not yet operating, or “General and administrative expenses” for our store support center and warehouse, in the Consolidated Statements of Comprehensive Income.
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows for the periods presented:

	Three Months Ended		Six Months Ended
	August 5, 2025	August 6, 2024	August 5, 2025	August 6, 2024
Operating lease cost	$50.9	$50.7	$103.6	$101.0
Variable lease cost	7.2	11.9	19.2	22.8
Short-term lease cost	0.9	1.0	1.9	1.3
Total	$59.0	$63.6	$124.7	$125.1
Operating lease payments in the table above include minimum lease payments for future sites for which the leases have commenced. As of August 5, 2025, the Company had signed lease agreements with total lease payments of $174.1 related to eight facility leases, which had not yet commenced. Fixed minimum lease payments related to these facilities are not included in the right-of-use assets and lease liabilities on the Consolidated Balance Sheets as of August 5, 2025.
Sale-leaseback transactions
In June 2025, the Company entered into sale and master lease agreements (“sale leaseback transactions”) with an unrelated third party. Under these agreements:
•The Company sold two of its open store properties, including land, buildings and certain improvements, and then leased the assets back through these sale-leaseback transactions,
•The Company sold certain store locations, including land, buildings and certain improvements, and then leased the assets back through these sale-leaseback transactions. The locations sold were in varying states of development, or will begin development in fiscal 2025, and are scheduled to open over the next few years. The Company expects to receive incremental proceeds in the amount of remaining capital expenditures incurred related to the construction of these stores prior to opening.
•Total proceeds related to these sale and master lease agreements as of August 5, 2025 was $74.1.
The sale-leaseback transactions were accounted for as failed sale leasebacks based on GAAP under ASC 842, Leases. As a result, the store property assets remain on the Consolidated Balance Sheet at their historical cost and are depreciated over the remaining term of the applicable master lease. Financing liabilities were recognized in the amount of the proceeds received, net of certain transactions costs. The Company will not recognize rent expense related to the leased assets. Instead, monthly rent payments under the applicable master lease agreement are recorded as interest expense and a reduction of the outstanding liability.
The Company also agreed to sell, and then subsequently lease back, assets related to additional stores scheduled to open over the next few years. The Company expects to receive proceeds in the amount of capital expenditures incurred related to the construction of these stores prior to opening.
As of August 5, 2025, the current outstanding financing liability of $0.8 is included in Accrued liabilities on the Consolidated Balance Sheet and the long-term outstanding financing liability of $335.4 is included in Other long-term liabilities on the Consolidated Balance Sheet for the transactions noted above, as well as previous failed sale leaseback transactions.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share amounts; unaudited)
Finance Leases
In July 2025, the Company amended leases related to three existing properties with an unrelated third party. The Company received $4.5 in proceeds related to these extensions. As a result of the amendment, the Company reclassified these leases as finance leases.
As of August 5, 2025, the Company had finance lease liabilities related to three properties. The current outstanding finance lease liability of $0.4 is included in Accrued liabilities on the Consolidated Balance Sheet and the long-term outstanding finance lease liability of $32.9 is included in Other long-term liabilities on the Consolidated Balance Sheet.
Note 4: Debt
Long-term debt consisted of the following as of the dates presented:

	August 5, 2025	February 4, 2025
Credit facility—revolver	$205.0	$135.0
Credit facility—term loans	1,385.8	1,389.3
Total debt outstanding	1,590.8	1,524.3
Less current installments of long-term debt	(7.0)	(7.0)
Less debt issue discounts and debt issuance costs	(34.3)	(38.2)
Long-term debt, net	$1,549.5	$1,479.1
Credit Facility
In fiscal 2022, D&B Inc. entered into a senior secured credit agreement (as amended from time to time, the “Credit Agreement”) that provides for a revolving credit facility (the “Revolving Credit Facility”) and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, D&B Inc. entered into an amendment to the Credit Agreement with its banking syndicate (the “Fourth Amendment”). The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc.’s existing and future wholly owned material domestic subsidiaries.
The Fourth Amendment, among other things:
•provided for a new tranche of term loans in an aggregate principal amount of $700.0 (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and
•increased the Revolving Credit Facility by $150.0 to a total of $650.0 and extended the maturity date of the Revolving Credit Facility to November 1, 2029.
The proceeds from the Incremental Term B Loans were primarily used to:
•redeem the $440.0 of then outstanding senior secured notes, and
•pay down $200.0 of the term loans outstanding under the Credit Facility immediately prior to the Fourth Amendment (the “Existing Term B Loans”).
Both the Existing Term B Loans and the Incremental Term B Loans bear interest at Term SOFR or ABR (each, as defined in the amended Credit Agreement) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. Borrowings under the Revolving Credit Facility bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.00% per annum or ABR plus a spread ranging from 1.50% to 2.00% per annum. Unused commitments under the Revolving Credit Facility incur initial commitment fees of 0.30% to 0.50%. Additionally, the interest rate margin applicable to the Existing Term B Loans and loans outstanding under the Revolving Credit Facility would be subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step back up if such rating is subsequently not maintained).
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of August 5, 2025, we had letters of credit outstanding of $13.7 and an unused commitment balance of $431.3 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Agreement, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share amounts; unaudited)
Restrictive covenants and debt compliance
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined in the Credit Agreement, as of the end of each fiscal quarter. As of August 5, 2025, we believe we were in compliance with our debt covenants and the terms of our debt agreements.
Interest expense
The Company’s weighted average effective interest rate on its total debt facilities was 8.5% and 9.6% for the six months ended August 5, 2025 and August 6, 2024, respectively.
The following table sets forth our total interest expense, net for the periods presented:

	Three Months Ended		Six Months Ended
	August 5, 2025	August 6, 2024	August 5, 2025	August 6, 2024
Interest expense on debt	$32.1	$30.2	$64.0	$59.8
Amortization of debt issue discounts and issuance costs	2.0	2.8	4.4	5.6
Interest expense on sale-leaseback transactions (1)	5.0	1.5	9.6	2.9
Interest expense on finance leases (1)	0.2	—	0.2	—
Interest income	(0.1)	(0.2)	(0.5)	(0.3)
Capitalized interest	(0.5)	(0.4)	(2.2)	(1.0)
Total interest expense, net	$38.7	$33.9	$75.5	$67.0
(1)    See further discussion of failed sale-leaseback transactions and finance leases at Note 3 to the unaudited consolidated financial statements.
Note 5: Commitments and Contingencies
California Arbitrations
On April 17, 2025, a mass arbitration claim was filed on behalf of 980 individuals alleging that certain language previously contained in the Company’s website and mobile app (which has since been deleted) requiring users to agree not to “disparage, tarnish or otherwise harm” the Company, its website or its app, was violative of a provision of the California Civil Code prohibiting companies from limiting consumers' rights to make negative comments about the Company or its products. Previously, on October 21, 2024, the attorneys representing the 980 claimants had filed ten arbitration claims on an individual basis alleging the same statutory violations by the Company. The claimants’ attorneys purport to represent more than 3,000 additional individuals who have similar unasserted claims.
On September 2, 2025, the Company settled these claims in an amount the Company does not consider material to its financial position or results of operations. The Company does not anticipate any further financial obligations related to this matter and considers the issue resolved.
Other Matters
The Company is subject to certain legal proceedings and claims that arise in the ordinary course of our business, including claims alleging violations of federal and state law regarding workplace and employment matters, discrimination, slip-and-fall and other customer-related incidents and similar matters. In the opinion of management, based upon consultation with legal counsel, the amount of ultimate liability, with respect to such legal proceedings and claims will not materially affect the consolidated results of our operations or our financial condition. Legal costs related to such claims are expensed as incurred.
The Company is subject to the terms of a settlement agreement with the Federal Trade Commission that requires us, on an ongoing basis, to establish, implement, and maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality, and integrity of personal information collected from or about consumers. The agreement does not require us to pay any fines or other monetary assessments, and we do not believe that the terms of the agreement will have a material adverse effect on our business, operations, or financial performance.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share amounts; unaudited)
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
In March 2023, our Board of Directors approved a share repurchase program with an initial authorized limit of $100.0. Subsequently, our Board of Directors approved additional repurchases for a total authorized limit of $600.0 under the plan as of August 5, 2025. During the six months ended August 5, 2025, the Company repurchased 1.04 shares at an average of $23.03 per share. The remaining dollar value of shares that may be repurchased under the program was $104.1 as of August 5, 2025. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
Share-based compensation
In October 2024, the Dave and Buster’s Entertainment, Inc. 2014 Omnibus Incentive Plan (the “2014 Plan”) expired pursuant to its terms. On December 5, 2024, the Board of Directors adopted the Dave and Buster’s Entertainment Inc. 2025 Omnibus Incentive Plan (the “2025 Plan”), and the stockholders approved the 2025 Plan at the Company’s 2025 annual meeting of stockholders on June 18, 2025.
Our compensation expense related to share-based compensation was as follows:

	Three Months Ended		Six Months Ended
	August 5, 2025	August 6, 2024	August 5, 2025	August 6, 2024
General and administrative expenses	$7.9	$2.3	$10.9	$6.3
Share-based awards
The Company’s long-term incentive compensation plan provides awards to executive and management personnel as well as directors and issues share-based awards. We also grant stock options or restricted stock units to executive and management personnel and members of our Board of Directors. Options granted to employees generally become exercisable ratably over a three-year period from the grant date. Performance-based restricted stock units and market stock units awarded to employees generally either vest ratably over three years or fully vest after three years, subject to the achievement of specified performance or market conditions, as applicable. Time-based restricted stock units have various service periods not exceeding five years.
Our share-based compensation award activity during the six months ended August 5, 2025 was as follows:

	Options	Restricted Stock Units (1)	Total
Outstanding as of February 4, 2025	0.66	0.93	1.59
Granted	0.67	0.85	1.52
RSUs vested	—	(0.18)	(0.18)
Forfeited	(0.19)	(0.12)	(0.31)
Outstanding as of August 5, 2025	1.14	1.48	2.62
Remaining unrecognized compensation expense	$11.6	$29.9	$41.5
(1)    Includes performance-based restricted stock units, market stock units and time-based restricted stock units.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share amounts; unaudited)
The fair value of our time-based and performance-based restricted stock units is based on our closing stock price on the date of grant. The grant date fair value of stock options was determined using the Black-Scholes option valuation model. The grant date fair value of performance-based awards with market conditions was determined using the Monte Carlo valuation model. The unrecognized expense will be substantially recognized by the end of fiscal 2028.
During the second quarter of fiscal 2025, the Company granted certain options, time-based, performance-based, and market-based restricted stock units to the Company’s newly appointed Chief Executive Officer. The majority of these grants vest over three years, but the market-based restricted stock units can vest earlier if the targets are achieved prior to that time. As a result, the requisite service period for such grants was determined to be less than the explicit service period.
Note 7: Income Taxes
The Company’s effective tax rate for the six months ended August 5, 2025, was 18.7%, compared to 20.7% for the six months ended August 6, 2024. The Company’s effective tax rate decreased for the six months ended August 5, 2025 in comparison to the six months ended August 6, 2024. The tax rate was impacted by a reduction in pre-tax book income partially offset by an increase in permanent items. As pre-tax income decreases, the effect of certain tax attributes and permanent items, specifically our employment tax credits, become more pronounced, which causes fluctuations in the effective tax rate.
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States. The legislation includes the permanent extension of certain provisions from the Tax Cuts and Jobs Act, changes to international tax rules, and the restoration of favorable treatment for certain business tax provisions, most notably 100% bonus depreciation on qualified assets and interest expense deductibility, with various effective dates beginning in 2025. We have reflected the impact of the enacted provisions, primarily affecting deferred tax liability and income tax receivable balances, in our consolidated balance sheet. The legislation did not have a material impact on our income tax expense or effective tax rate for the three and six months ended August 5, 2025. We will continue to evaluate the broader effects of the legislation as further guidance is issued.
Note 8: Segment Information
The Company provides premier entertainment and dining experiences for adults and families under the “Dave & Buster’s” and “Main Event” brands and offers guests the opportunity to “Eat Drink Play and Watch,” all in one location. The Company's Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), reviews the financial information presented on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s Consolidated Statements of Comprehensive Income, since the Company provides its offerings and key metrics, costs and margins similarly to both business units. The CODM manages and evaluates the results of the business in a consolidated manner to drive synergies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are centrally managed, including site acquisition and development, customer service, marketing, human resources, finance and accounting, legal, risk management, and government affairs. Segment asset information is not used by the CODM to allocate resources. Under the described organizational and reporting structure, the Company has one reportable segment. As a single reportable segment entity, the Company’s segment performance measure is net income attributable to its shareholders. See Note 1 for a description of the Company's disaggregated revenues by offering (entertainment and other revenues and food and beverage revenues). Significant segment expenses are presented in the Company’s Consolidated Statements of Comprehensive Income. Some expenses not separately presented on the Company’s Consolidated Statements of Operations have been disaggregated on a functional basis and presented below.

	Three Months Ended		Six Months Ended
Other store operating expenses	August 5, 2025	August 6, 2024	August 5, 2025	August 6, 2024
Store lease expenses (1)	$51.7	$50.3	$104.2	$100.8
Advertising and marketing costs (2)	24.6	20.6	52.3	43.6
Other costs (3)	110.6	99.7	218.8	202.2
Total other store operating expenses	$186.9	$170.6	$375.3	$346.6
(1)Amounts represent minimum and variable lease costs incurred to operate certain of our stores. See Note 3 for further discussion.
(2)Amounts represent costs incurred to market our brands at a local and national level.
(3)Remaining amounts include various costs incurred to operate our stores that are not considered individually significant.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except share amounts; unaudited)

	Three Months Ended		Six Months Ended
Other charges and gains	August 5, 2025	August 6, 2024	August 5, 2025	August 6, 2024
System implementation costs (1)	$0.9	$2.8	$2.5	$6.6
Currency loss	—	—	—	0.1
Asset (gains) and losses (2)	0.2	(3.4)	3.9	(3.7)
Total other charges and gains	$1.1	$(0.6)	$6.4	$3.0
(1)Amounts represent non-capitalizable costs incurred to implement software at both the store and corporate level.
(2)Amounts represent the write-off of assets retired or impaired.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
Overview
The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our most recent Annual Report on Form 10-K as filed with the SEC on April 7, 2025.
Unless otherwise specified, the meanings of all defined terms in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are consistent with the meanings of such terms as defined in the Notes to consolidated financial statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things: our results of operations; financial condition; liquidity, prospects; growth, strategies; the industry in which we operate; expansion and opening of new locations; expectations regarding variability in run-rate levels in our stores and seasonality; expectations of future proceeds from sale leaseback transactions; anticipated breakage; our compliance with debt covenants and the terms of our debt agreement; our defenses to various legal claims we may face; and opportunities and risks affecting our business, industry and financial results, including macroeconomic factors.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: Our ability to successfully design and execute our business strategy; our effectiveness at integrating and operating our past or future acquisitions; the effects of new or improved technologies or changes in consumer behavior; the potential for unfavorable publicity; our ability to obtain and renew leases on favorable terms or at all; our substantial indebtedness and covenants in our debt agreements restricting our ability to implement our business plan; our success in opening and operating new stores profitability and optimizing existing stores; risks related to our information systems and potential cybersecurity breaches or other privacy or data incidents; the cost and availability of certain commodities; our procurement of new games and entertainment offerings and our ability to obtain related licensing rights; the extensive laws and regulations in which we must comply with; and other factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 7, 2025. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, such results or developments may not be indicative of results or developments in subsequent periods. Forward-looking statements are based only on information currently available to us and speak only as of the date of this Form 10-Q. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.
Quarterly Financial Highlights
•Second quarter revenue of $557.4, a slight increase compared with the second quarter of 2024.
•Comparable store sales decreased 3.5% compared to the same calendar period in 2024. See further discussion of comparable store sales below at Revenues.
•Net income totaled $11.4, or $0.32 per diluted share, compared with net income of $40.3, or $0.99 per diluted share in the second quarter of 2024.
•Adjusted EBITDA of $129.8 decreased 14.4%, or $21.8, from the second quarter of 2024. See further discussion of Adjusted EBITDA, a non-GAAP measure, at Non-GAAP Financial Measures below along with a reconciliation to net income, the most comparable GAAP measure, at Reconciliations of Non-GAAP Financial Measures below.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
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
Our Dave & Buster’s stores average around 36,900 square feet and range in size between approximately 16,100 and 70,000 square feet. Our Main Event stores average 53,100 square feet and range in size between approximately 37,500 and 78,200 square feet. Generally, our stores are open seven days a week, with normal hours of operation generally from between 10:00 to 11:30 a.m. until midnight, with stores typically open for extended hours on weekends.
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance, including:
Comparable store sales — Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the current fiscal year and excluding stores permanently closed or planned for closure during the current fiscal year. For fiscal 2025, our comparable store base consists of 218 stores, of which 160 are Dave & Buster's branded stores and 58 are Main Event branded stores.
New store openings — Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. For the six months ended August 5, 2025, we opened five new Dave & Buster’s branded stores and relocated one additional Dave & Buster’s branded store.
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
Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. In addition, Adjusted EBITDA excludes certain other costs that may be important in analyzing our GAAP results. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Our calculations of Adjusted EBITDA adjust for these amounts because we believe they do not directly relate to the ongoing operations of the current business of our stores and therefore complicate comparison of the underlying business between periods. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA, Credit Adjusted EBITDA or Store Operating Income Before Depreciation and Amortization in isolation and also uses other measures, such as revenues, gross margin, operating income and net income to measure operating performance.
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
(dollars in millions, except per share amounts; unaudited)
Adjusted EBITDA is presented because we believe that it provides useful information to investors and analysts regarding our operating performance. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
Credit Adjusted EBITDA
We define “Credit Adjusted EBITDA” as net income plus certain items as defined at Adjusted EBITDA above, as well as certain other adjustments as defined in our Credit Agreement (see Liquidity and Capital Resources below for additional discussion and reconciliation). These other adjustments include (i) increases in entertainment revenue deferrals, (ii) the cost of new projects, including store pre-opening costs, and (iii) other costs and adjustments as permitted by the credit agreement. We believe the presentation of Credit Adjusted EBITDA is appropriate as it provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Credit Agreement.
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
Presentation of Operating Results
We operate on a 52-week or 53-week fiscal year that ends on the Tuesday after the Monday closest to January 31. Each quarterly period reported has 13 weeks, except for 53-week fiscal years when the fourth quarter has 14 weeks. Fiscal 2025, which will end February 3, 2026 and fiscal 2024, which ended on February 4, 2025, both follow a 52-week calendar.
On May 6, 2024, the first day of the second quarter of fiscal 2024, the Company changed its fiscal year to end on the Tuesday after the Monday closest to January 31st. Prior to the change, the Company’s fiscal year ended on Sunday. The change was made to improve labor and operational efficiencies by ending the Company's periods outside of the busier weekend timeframe. As a result of this change, the second quarter of fiscal 2024 and year-to-date fiscal 2024 had two additional days added to its normal 13-week quarter and 52-week year, respectively.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
Three Months Ended August 5, 2025 (the “second quarter of 2025”) Compared to the Three Months Ended August 6, 2024 (the “second quarter of 2024”)
Results of operations
The following table sets forth selected data for the periods indicated. All information is derived from the accompanying unaudited Consolidated Statements of Comprehensive Income.

	Three Months Ended
	August 5, 2025		August 6, 2024
Entertainment revenues	$364.5	65.4%	$375.7	67.4%
Food and beverage revenues	192.9	34.6%	181.4	32.6%
Total revenues	557.4	100.0%	557.1	100.0%
Cost of entertainment (1)	29.2	8.0%	32.9	8.8%
Cost of food and beverage (1)	47.2	24.5%	48.9	27.0%
Total cost of products	76.4	13.7%	81.8	14.7%
Operating payroll and benefits	138.7	24.9%	131.2	23.6%
Other store operating expenses (2)	186.9	33.5%	170.6	30.6%
General and administrative expenses (2)	32.0	5.7%	28.0	5.0%
Depreciation and amortization expenses	65.2	11.7%	57.5	10.3%
Pre-opening costs	4.1	0.7%	4.1	0.7%
Other charges and gains (2)	1.1	0.2%	(0.6)	(0.1)%
Total operating costs	504.4	90.5%	472.6	84.8%
Operating income	53.0	9.5%	84.5	15.2%
Interest expense, net	38.7	6.9%	33.9	6.1%
Income before provision for income taxes	14.3	2.6%	50.6	9.1%
Provision from income taxes	2.9	0.5%	10.3	1.8%
Net income	$11.4	2.0%	$40.3	7.2%
Company-owned stores at end of period		237		224
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
(dollars in millions, except per share amounts; unaudited)
Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	August 5, 2025		August 6, 2024
Net income (1)	$11.4	2.1%	$40.3	7.2%
Interest expense, net	38.7		33.9
Provision for income taxes	2.9		10.3
Depreciation and amortization expense	65.2		57.5
Share-based compensation (2)	7.9		2.3
Transaction and integration costs (3)	0.2		0.4
System implementation costs (4)	0.9		2.8
Other items, net (5)	2.5		4.2
Adjusted EBITDA, a non-GAAP measure (1)	$129.7	23.3%	$151.7	27.2%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.
(2)Non-cash share-based compensation expense, net of forfeitures, recorded in General and administrative expenses on the Consolidated Statements of Comprehensive Income.
(3)Transaction and integration costs related to the acquisition and integration of Main Event recorded in Other charges and gains on the Consolidated Statements of Comprehensive Income.
(4)System implementation costs represent expenses incurred related to the development of new enterprise resource planning, human capital management and inventory software for our stores and store support teams. These charges are recorded in Other charges and gains on the Consolidated Statements of Comprehensive Income.
(5)The amount for the 2025 period primarily consisted of $0.5 severance and restructuring charges, $1.1 of one-time third-party consulting fees and $0.9 of discretionary retention incentives. The amount for the 2024 period primarily consisted of $7.2 of one-time, third-party consulting fees and $0.3 severance and restructuring charges, partially offset by a $3.1 gain on property and equipment transactions. The third-party consulting fees for the 2025 period are not part of our ongoing operations and were incurred in association with a change in leadership to execute a discrete, project-based strategic initiative aimed at analyzing and summarizing growth opportunities for the Company. The third-party consulting fees for the 2024 period were not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy and one discrete, project-based initiative to transform our supply chain operational efficiency. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business. Third-party consulting fees, discretionary retention incentives and severance costs are included in General and administrative expenses on the Consolidated Statements of Comprehensive Income.
Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Three Months Ended
	August 5, 2025		August 6, 2024
Operating income (1)(2)	$53.0	9.5%	$84.5	15.2%
General and administrative expenses (2)	32.0		28.0
Depreciation and amortization expense	65.2		57.5
Pre-opening costs	4.1		4.1
Other charges and gains	1.1		(0.6)
Store Operating Income Before Depreciation and Amortization (1)(2)	$155.4	27.9%	$173.5	31.1%
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
Results of Operations
Revenues - Selected revenue data and store data for the periods indicated are as follows:

	Three Months Ended
	August 5, 2025	August 6, 2024	Change
Comparable store revenues (1)	$496.3	$514.2	$(17.9)
Noncomparable store revenues (1)	53.0	33.2	19.8
Other revenues and deferrals (2)	8.1	9.7	(1.6)
Total revenues	$557.4	$557.1	$0.4

Comparable store operating weeks (1)	2,834	2,913	(79)
Noncomparable store operating weeks (1)	232	74	158
Total store operating weeks	3,066	2,987	79
(1)During the second quarter of 2024 we adjusted our period close from Sunday to Tuesday of each week (see further discussion at Note 1). This adjustment had the effect of adding 79 store operating weeks for our comparable stores and 2 weeks for our noncomparable stores for the second quarter of 2024.
(2)Includes changes in deferred entertainment revenue, gift card deferrals and certain other revenues not associated with stores.

The table below represents our revenue mix for the fiscal periods indicated:

	Three Months Ended
	August 5, 2025		August 6, 2024
Entertainment revenues	$364.5	65.4%	$375.7	67.5%
Food revenues	136.0	24.4%	128.1	23.0%
Beverage revenues	56.9	10.2%	53.3	9.5%
Total	$557.4	100.0%	$557.1	100.0%
Total revenues for the second quarter of 2025 increased $0.3 to $557.4 compared to $557.1 for the second quarter of 2024. The increase in revenue was primarily attributable to a $19.8 increase in new store revenues, partially offset by a $17.9 decrease in comparable store sales and a decrease of $1.6 in other noncomparable revenues. The decrease in comparable store revenues was due to a reduction in walk-in business relative to the prior year period and a decrease in the number of operating weeks as a result of the change in fiscal calendar during the second quarter of 2024. The change in other revenues and deferrals reflected breakage on unredeemed game play credits and tickets corresponding to guest redemption patterns over time. See Revenue Recognition at Note 1 to the unaudited consolidated financial statements for discussion of revenue recognition associated with game play credits and tickets.
Cost of products
The total cost of products decreased to $76.4 for the second quarter of 2025 compared to $81.8 for the second quarter of 2024. The total cost of products as a percentage of total revenues decreased to 13.7% for the second quarter of 2025 compared to 14.7% for the second quarter of 2024. The decrease in total cost of products as a percentage of total revenues is associated with declines in both entertainment and food and beverage cost of sales, partially offset by a higher mix of food and beverage revenue.
Cost of entertainment decreased to $29.2 in the second quarter of 2025 compared to $32.9 in the second quarter of 2024. The cost of entertainment, as a percentage of entertainment revenues, decreased to 8.0% for the second quarter of 2025 from 8.8% in the second quarter of 2024. The decrease was primarily attributable to vendor cost savings and lower redemptions due to certain ticket payout adjustments and redemption center pricing changes.
Cost of food and beverage products decreased to $47.2 for the second quarter of 2025 compared to $48.9 for the second quarter of 2024. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 24.5% for the second quarter of 2025 from 27.0% for the second quarter of 2024. The decrease was primarily attributable to food and beverage menu price increases, continued supply chain and ingredient optimization, and a more favorable mix of products sold.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
Operating payroll and benefits
Total operating payroll and benefits was $138.7 in the second quarter of 2025 compared to $131.2 in the second quarter of 2024. Of the $7.5 increase, $5.0 was related to noncomparable stores, while the balance of the increase was primarily associated with wage rate increases and higher medical claims expense. The total cost of operating payroll and benefits as a percentage of total revenues was 24.9% in the second quarter of 2025 compared to 23.6% in the second quarter of 2024.
Other store operating expenses
Other store operating expenses increased to $186.9 in the second quarter of 2025 compared to $170.6 in the second quarter of 2024. Of the $16.3 increase, $7.1 is attributable to new stores, $3.2 is related to increases in insurance expense primarily due to a favorable reserve adjustment recognized in the prior year, $3.8 is related to non-capitalizable games maintenance, systems costs and other preventative maintenance costs, and the balance of the increase is primarily attributable to higher media spend and occupancy costs. Other store operating expense as a percentage of total revenues increased to 33.5% in the second quarter of 2025 compared to 30.6% in the second quarter of 2024.
General and administrative expenses
General and administrative expenses increased to $32.0 in the second quarter of 2025 compared to $28.0 in the second quarter of 2024. The increase in general and administrative expenses in 2025 was driven primarily by a $5.5 increase in share-based compensation. See Note 6 to the consolidated financial statements for share-based compensation by period presented. General and administrative expenses as a percentage of total revenues increased to 5.7% in the second quarter of 2025 compared to 5.0% in the second quarter of 2024.
Depreciation and amortization expense
Depreciation and amortization expense increased to $65.2 in the second quarter of 2025 compared to $57.5 in the second quarter of 2024, primarily due to new store openings and remodels.
Pre-opening costs
Pre-opening costs of $4.1 in the second quarter of 2025 were comparable to costs of $4.1 in the second quarter of 2024, primarily due to a similar number of stores in the development pipeline over both periods.
Interest expense, net
Interest expense, net increased to $38.7 in the second quarter of 2025 compared to $33.9 in the second quarter of 2024 due primarily to incremental interest expense associated with the sale-leaseback transactions, partially offset by a decrease in interest rates on our Credit Facility. See further discussion of the Company's debt activity and failed sale-leaseback transaction at Note 4 and Note 3, respectively, to the consolidated financial statements.
Provision for income taxes
The effective tax rate for the second quarter of 2025 was 20.3% compared to 20.4% for the second quarter of 2024. The current year tax provision was impacted by a reduction in pre-tax book income, offset by an increase in permanent items. As pre-tax income decreases, the effect of certain tax attributes and permanent items, specifically our employment tax credits become more pronounced, which cause fluctuations in the effective tax rate.
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States. The legislation includes the permanent extension of certain provisions from the Tax Cuts and Jobs Act, changes to international tax rules, and the restoration of favorable treatment for certain business tax provisions, most notably 100% bonus depreciation on qualified assets and interest expense deductibility, with various effective dates beginning in 2025. We have reflected the impact of the enacted provisions, primarily affecting deferred tax liability and income tax receivable balances, in our consolidated balance sheet. The legislation did not have a material impact on our income tax expense or effective tax rate for the quarter. We continue to evaluate the broader effects of the legislation as further guidance is issued.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
Six Months Ended August 5, 2025 (the “2025 period”) Compared to the Six Months Ended August 6, 2024 (the “2024 period”)
Results of operations
The following table sets forth selected data for the periods indicated (in dollars and a percentage of revenues). All information is derived from the accompanying Consolidated Statements of Comprehensive Income.

	Six Months Ended
	August 5, 2025		August 6, 2024
Entertainment revenues	$731.1	65.0%	$761.4	66.5%
Food and beverage revenues	393.9	35.0%	383.8	33.5%
Total revenues	1,125.0	100.0%	1,145.2	100.0%
Cost of entertainment (1)	59.8	8.2%	66.1	8.7%
Cost of food and beverage (1)	98.8	25.1%	103.0	26.8%
Total cost of products	158.6	14.1%	169.1	14.8%
Operating payroll and benefits	273.7	24.3%	272.8	23.8%
Other store operating expenses (2)	375.3	33.4%	346.6	30.3%
General and administrative expenses (2)	56.3	5.0%	56.0	4.9%
Depreciation and amortization expenses	128.4	11.4%	120.3	10.5%
Pre-opening costs	10.1	0.9%	7.4	0.6%
Other charges and gains (2)	6.4	0.6%	3.0	0.3%
Total operating costs	1,008.8	89.7%	975.2	85.2%
Operating income	116.2	10.3%	170.0	14.8%
Interest expense, net	75.5	6.7%	67.0	5.9%
Income before provision for income taxes	40.7	3.6%	103.0	9.0%
Provision for income taxes	7.6	0.7%	21.3	1.9%
Net income	$33.1	2.9%	$81.7	7.1%
Company-owned stores at end of period		237		224
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
(dollars in millions, except per share amounts; unaudited)
Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Six Months Ended
	August 5, 2025		August 6, 2024
Net income (1)	$33.1	2.9%	$81.7	7.1%
Interest expense, net	75.5		67.0
Provision for income taxes	7.6		21.3
Depreciation and amortization expense	128.4		120.3
Share-based compensation (2)	10.9		6.3
Transaction and integration costs (3)	0.4		1.0
System implementation costs (4)	2.4		6.6
Other items, net (5)	7.5		6.5
Adjusted EBITDA, a non-GAAP measure (1)	$265.8	23.6%	$310.7	27.1%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.
(2)Non-cash share-based compensation expense, net of forfeitures, recorded in General and administrative expenses on the Consolidated Statements of Comprehensive Income.
(3)Transaction and integration costs related to the acquisition and integration of Main Event recorded in Other charges and gains on the Consolidated Statements of Comprehensive Income.
(4)System implementation costs represent expenses incurred related to the development of new enterprise resource planning, human capital management and inventory software for our stores and store support teams. These charges are recorded in Other charges and gains on the Consolidated Statements of Comprehensive Income.
(5)The amount for the 2025 period primarily consisted of $1.8 of discretionary retention incentives, $1.1 of one-time, third-party consulting fees, $0.8 of severance costs and a $4.0 loss on property and equipment transactions. The amount for the 2024 period primarily consisted of $9.0 of one-time, third-party consulting fees and $0.9 severance and restructuring charges, partially offset by a $3.4 gain on property and equipment transactions. The third-party consulting fees for the 2025 period are not part of our ongoing operations and were incurred in association with a change in leadership to execute a discrete, project-based strategic initiative aimed at analyzing and summarizing growth opportunities for the Company. The third-party consulting fees for the 2024 period were not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy and one discrete, project-based initiative to transform our supply chain operational efficiency. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business. Third-party consulting fees, discretionary retention incentives and severance costs are included in General and administrative expenses on the Consolidated Statements of Comprehensive Income. (Gain) loss on property and equipment transactions is included in Other charges and gains on the Consolidated Statements of Comprehensive Income.
Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Six Months Ended
	August 5, 2025		August 6, 2024
Operating income (1)(2)	$116.2	10.3%	$170.0	14.8%
General and administrative expenses (2)	56.3		56.0
Depreciation and amortization expense	128.4		120.3
Pre-opening costs	10.1		7.4
Other charges and gains (2)	6.4		3.0
Store Operating Income Before Depreciation and Amortization, a non-GAAP measure (1)(2)	$317.4	28.2%	$356.7	31.1%
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
Results of Operations
Revenues - Selected revenue data and store data for the periods indicated are as follows:

	Six Months Ended
	August 5, 2025	August 6, 2024	Change
Comparable store revenues (1)	$1,009.5	$1,073.9	$(64.4)
Noncomparable store revenues (1)	100.4	64.9	35.5
Other noncomparable revenues (2)	15.1	6.4	8.7
Total revenues	$1,125.0	$1,145.2	$(20.2)

Comparable store operating weeks (1)	5,668	5,786	(118)
Noncomparable store operating weeks (1)	415	91	324
Total store operating weeks	6,083	5,877	206
(1)During the second quarter of 2024 we adjusted our period close from Sunday to Tuesday of each week (see further discussion at Note 1). This adjustment had the effect of adding 79 store operating weeks for our comparable stores and 2 weeks for our noncomparable stores for the 2024 period.
(2)Includes changes in deferred entertainment revenues, gift card deferrals and certain other revenues not associated with stores.
The table below represents our revenue mix for the fiscal periods indicated:

	Six Months Ended
	August 5, 2025		August 6, 2024
Entertainment revenues	$731.1	65.0%	$761.4	66.5%
Food revenues	273.5	24.3%	263.8	23.0%
Beverage revenues	120.4	10.7%	120.0	10.5%
	$1,125.0	100.0%	$1,145.2	100.0%
Total revenues for the 2025 period decreased $20.2, or 1.8%, to $1,125.0 compared to $1,145.2 for the 2024 period. The decrease in revenue was primarily attributable to a $64.4 decrease in comparable store sales, partially offset by a $35.5 increase in noncomparable store revenues, and an increase of $8.7 in other noncomparable revenues. The decrease in comparable store revenues was due to a reduction in walk-in business relative to the prior year period and a decrease in the number of operating weeks as a result of the change in fiscal calendar during the 2024 period. The change in other noncomparable revenues reflects breakage on unredeemed game play credits and tickets corresponding to guest redemption patterns over time. See Revenue Recognition at Note 1 to the unaudited consolidated financial statements for a discussion of revenue recognition associated with game play credits and tickets.
Cost of products - The total cost of products was $158.6 for the 2025 period and $169.1 for the 2024 period. The total cost of products as a percentage of total revenues decreased to 14.1% for the 2025 period compared to 14.8% for the 2024 period. The decrease in total cost of products as a percentage of total revenues is associated with declines in both entertainment and food and beverage cost of sales, partially offset by a higher mix of food and beverage revenue.
Cost of entertainment decreased to $59.8 in the 2025 period compared to $66.1 in the 2024 period. The cost of entertainment, as a percentage of entertainment revenues, decreased to 8.2% for the 2025 period from 8.7% in the 2024 period. The decrease was primarily attributable to vendor cost savings and lower redemptions due to ticket payout adjustments and redemption center pricing changes.
Cost of food and beverage products decreased to $98.8 for the 2025 period compared to $103.0 for the 2024 period. Cost of food and beverage products as a percentage of food and beverage revenues decreased to 25.1% for the 2025 period from 26.8% for the 2024 period. The decrease was primarily attributable to food and beverage menu price increases, continued supply chain and ingredient optimization, and more favorable mix of products sold.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
Operating payroll and benefits
Total operating payroll and benefits increased slightly $273.7 in the 2025 period compared to $272.8 in the 2024 period. The $0.9 increase was primarily due to a $9.0 increase associated with noncomparable stores, largely offset by labor efficiencies. The total cost of operating payroll and benefits as a percentage of total revenues for 2025 was 24.3% compared to 23.8% in 2024.
Other store operating expenses
Other store operating expenses increased to $375.3 in the 2025 period compared to $346.6 in the 2024 period. Of the $28.7 increase, $11.8 is related to noncomparable stores, $6.2 is related to increases in non-capitalizable games maintenance, systems costs and other preventative maintenance costs, and the balance of the increase is related to higher marketing spend, occupancy costs, and a favorable self-insurance reserve adjustment recognized in the prior year. Other store operating expense as a percentage of total revenues increased to 33.4% in the 2025 period compared to 30.3% in the 2024 period.
General and administrative expenses
General and administrative expenses increased slightly to $56.3 in the 2025 period compared to $56.0 in the 2024 period. The increase in general and administrative expenses in 2025 was driven primarily by higher share-based compensation of $4.5, largely offset by system maintenance costs and other non-recurring and restructuring items. See Note 6 to the consolidated financial statements for share-based compensation by period presented. General and administrative expenses as a percentage of total revenues were 5.0% in the 2025 period compared to 4.9% in the 2024 period due primarily to the reasons noted above.
Depreciation and amortization expense
Depreciation and amortization expense increased to $128.4 in the 2025 period from $120.3 in the 2024 period, primarily due to new store openings and remodels.
Pre-opening costs
Pre-opening costs increased to $10.1 in the 2025 period compared to $7.4 in the 2024 period. This increase was primarily due to the timing of costs in our pipeline of new stores for each period.
Other charges and gains
Other charges and gains increased to $6.4 in the 2025 period compared to $3.0 in the 2024 period primarily due to the write-off of certain assets, partially offset by decreased system implementation costs.
Interest expense, net
Interest expense, net increased to $75.5 in the 2025 period compared to $67.0 in the 2024 period due primarily to incremental interest expense associated with sale-leaseback transactions and borrowings outstanding under our Credit Agreement, partially offset by a decrease in interest rates on our Credit Facility. See further discussion of the Company's debt activity and failed sale-leaseback transaction at Note 4 and Note 3, respectively, to the unaudited consolidated financial statements.
Provision for income taxes
The effective tax rate for the 2025 period was 18.7%, compared to 20.7% for the 2024 period. The effective tax rate decrease for the 2025 period in comparison to the 2024 period was impacted by a reduction in pre-tax book income. As pre-tax income decreases, the effect of certain tax attributes and permanent items, specifically our employment tax credits, become more pronounced, which causes fluctuations in the effective tax rate.
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States. The legislation includes the permanent extension of certain provisions from the Tax Cuts and Jobs Act, changes to international tax rules, and the restoration of favorable treatment for certain business tax provisions, most notably 100% bonus depreciation on qualified assets and interest expense deductibility, with various effective dates beginning in 2025. We have reflected the impact of the enacted provisions, primarily affecting deferred tax liability and income tax receivable balances, in our consolidated balance sheet. The legislation did not have a material impact on our income tax expense or effective tax rate for the quarter. We continue to evaluate the broader effects of the legislation as further guidance is issued.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
Liquidity and Capital Resources
Credit Facility
In fiscal 2022, the D&B Inc. entered into a senior secured credit agreement (as amended from time to time, the Credit Agreement”) that provides for a revolving credit facility and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, D&B Inc. entered into an amendment with its banking syndicate, which amended the Credit Agreement (the “Fourth Amendment”). The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc.’s existing and future wholly owned material domestic subsidiaries.
The Fourth Amendment, among other things:
•provided for a new tranche of term loans in an aggregate principal amount of $700.0 (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and
•increased the Revolving Credit Facility by $400.0 to a total of $650.0 and extended the maturity to November 1, 2029.
The proceeds from the Incremental Term B Loans were primarily used to:
•redeem all $440.0 of outstanding senior secured notes (see 7.625% Senior Secured Notes below), and
•pay down $200.0 of the term loans outstanding under the Credit Facility immediately prior to the Fourth Amendment (the “Existing Term B Loans”).
Both the Existing Term B Loans and the Incremental Term B Loans bear interest at Term SOFR or ABR (each, as defined in the amended Credit Agreement) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. Borrowings under the Revolving Credit Facility bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.00% per annum or ABR plus a spread ranging from 1.50% to 2.00% per annum. Unused commitments under the Revolving Credit Facility incur initial commitment fees of 0.30% to 0.50%. Additionally, the interest rate margin applicable to the Existing Term B Loans and loans outstanding under the Revolving Credit Facility are subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step up if such rating is subsequently not maintained).
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of August 5, 2025, we had letters of credit outstanding of $13.7 and an unused commitment balance of $431.3 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Facility, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.
7.625% Senior Secured Notes
During fiscal 2020, the Company issued $550.0 aggregate principal amount of 7.625% senior secured notes (the “Notes”). During fiscal 2021, the Company redeemed a total of $110.0 outstanding principal amount of the Notes. In November 2024, using the proceeds from the Fourth Amendment discussed above, the Company redeemed the remaining $440.0 outstanding principal amount of the Notes.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
The sale-leaseback transactions were accounted for as failed sale leasebacks based on GAAP under ASC 842, Leases. As a result, the store property assets remain on the Consolidated Balance Sheet at their historical net book value and are depreciated over the remaining term of the applicable master lease. Financing liabilities were recognized in the amount of the proceeds received, net of certain transactions costs. The Company will not recognize rent expense related to the leased assets. Instead, monthly rent payments under the applicable master lease agreement are recorded as interest expense and a reduction of the outstanding liability.
Refer to Note 3 to the unaudited consolidated financial statements for further discussion of these transactions.
Interest expense
The following table sets forth our recorded interest expense, net for the periods presented:

	Three Months Ended		Six Months Ended
	August 5, 2025	August 6, 2024	August 5, 2025	August 6, 2024
Interest expense on debt	$32.1	$30.2	$64.0	$59.8
Amortization of debt issue discounts and issuance costs	2.0	2.8	4.4	5.6
Interest expense on sale-leaseback transactions (1)	5.0	1.5	9.6	2.9
Interest expense on finance leases (1)	0.2	—	0.2	—
Interest income	(0.1)	(0.2)	(0.5)	(0.3)
Capitalized interest	(0.5)	(0.4)	(2.2)	(1.0)
Total interest expense, net	$38.7	$33.9	$75.5	$67.0
(1)    See discussion of failed sale-leaseback transactions and finance leases at Note 3 to the unaudited consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
Credit Adjusted EBITDA and Net Total Leverage Ratio.
Credit Adjusted EBITDA, a non-GAAP measure, represents net income plus certain items as defined at Adjusted EBITDA at Non-GAAP Financial Measures above, as well as certain other adjustments as defined in our Credit Agreement. The following table reconciles Net income to Credit Adjusted EBITDA, as defined in our Credit Agreement for the period indicated:

Trailing Four Quarters Ended August 5, 2025
Net income	$9.7
Add back:
Interest expense, net	143.8
Loss on debt refinancing	15.2
Provision for income taxes	(2.1)
Depreciation and amortization expense	246.3
Share-based compensation (1)	9.1
Transaction and integration costs (2)	2.8
System implementation costs (3)	6.9
Other items, net (4)	29.5
Pre-opening costs (5)	21.4
Credit Facility specific items, net (6)	11.6
Credit Adjusted EBITDA, a non-GAAP measure	$494.2
(1)See discussion of share-based compensation at Adjusted EBITDA above.
(2)See discussion of transaction and integration costs at Adjusted EBITDA above.
(3)See discussion of system implementation costs at Adjusted EBITDA above.
(4)Primarily consists of discretionary retention incentives, severance costs, (gain) loss on property and equipment transactions and certain third-party consulting fees. The third-party consulting fees are not part of our ongoing operations and were incurred to execute (i) two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy, (ii) one discrete, project-based initiative to transform our supply chain operational efficiency and (iii) certain costs incurred in association with a change in leadership to execute a discrete, project-based strategic initiative aimed at analyzing and summarizing growth opportunities for the Company. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business. Third-party consulting fees, discretionary retention incentives and severance costs are included in General and administrative expenses on the Consolidated Statements of Comprehensive Income. (Gain) loss on property and equipment transactions is included in Other charges and gains on the Consolidated Statements of Comprehensive Income.
(5)Represents costs incurred, primarily consisting of occupancy and payroll related expenses, associated with the opening of new stores. These costs are considered a “cost of new projects” as defined in our Credit Facility.
(6)Represents other adjustments allowed under our Credit Facility in the determination of Net Total Leverage Ratio including (i) amortization of software costs, (ii) executive search fees, (iii) public company costs and (iv) estimated impact of remodels to financial performance.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
The following table provides the Net Total Leverage Ratio calculation, as defined in our Credit Agreement as of and for the period indicated:

	As of, and for the Trailing Four Quarters Ended August 5, 2025
Credit Adjusted EBITDA (a)	$494.2
Total debt (1)	$1,589.8
Less: Cash and cash equivalents	(12.0)
Add: Outstanding letters of credit	13.7
Net debt (b)	$1,591.5
Net Total Leverage Ratio (b / a)	3.2	x
(1)Amount represents the face amount of debt outstanding, net of unamortized debt issuance costs and debt discounts, and balances outstanding under finance leases. See discussion of finance leases at Note 3 to the unaudited consolidated financial statements.
Dividends and Share Repurchases
In March 2023, our Board of Directors approved a share repurchase program with an initial authorized limit of $100.0. Subsequently, our Board of Directors approved additional repurchases for a total authorized limit of $600.0 under the plan as of August 5, 2025. During the six months ended August 5, 2025, the Company repurchased 1.04 shares at an average of $23.03 per share. The remaining dollar value of shares that may be repurchased under the program was $104.1 as of August 5, 2025. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
There were no dividends declared or paid during 2025. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, compliance with debt agreements and other factors that the Board of Directors considers relevant.
Cash and Cash Equivalents
As of August 5, 2025, the Company had cash and cash equivalents of $12.0. The Company can operate with a working capital deficit because cash from sales is usually received before related liabilities for product supplies, labor and services become due. Our operations do not require significant inventory or receivables, and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as non-current assets and not a part of working capital. Based on our current business plan, we believe our cash and cash equivalents, combined with expected cash flows from operations and available borrowings under our Revolving Credit Facility, should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our capital allocation strategy, including capital expenditures, through at least the next twelve months.

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
Cash flow from operating activities decreased to $129.8 for the 2025 period compared to $210.6 for the 2024 period. The decrease was primarily driven by a decrease in net income and the timing changes in working capital.
Investing Activities — Cash flow used in investing increased to $239.3 for the 2025 period from $228.7 for the 2024 period primarily due to an increase in capital expenditures related to gaming updates, partially offset by a decrease in new store, remodel and maintenance expenditures.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold incentives or sale-leaseback proceeds received.

	Six Months Ended
	August 5, 2025	August 6, 2024
New stores	$96.9	$118.2
Remodels and other initiatives	39.3	44.6
Games	39.7	13.6
Maintenance capital	17.4	38.0
Total capital additions	$193.3	$214.4
Payments from landlords - tenant improvements and lease incentives (1)	$10.9	$5.6
Payments from landlords - sale leasebacks (2)	$73.0	$44.8

(1)     Amounts received from landlords as reimbursements for tenant improvements are included in cash provided by operating activities for operating leases or cash provided by (used in) investing activities for finance leases in the Consolidated Statements of Cash Flows.
(2)    See Note 3 for a discussion of sale-leaseback agreements.
Financing Activities — Cash flow from financing was $114.6 in the 2025 period primarily consisting of net debt proceeds and proceeds from sale-leaseback transactions, partially offset by share repurchases. Cash flow used in financing activities of $6.1 in the 2024 period primarily consisted of share repurchases, partially offset by net debt proceeds and proceeds from sale-leaseback transactions.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations as reported on Form 10-K for the year ended February 4, 2025 except for sale-leaseback transactions discussed at Note 3 to the unaudited consolidated financial statements.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We are exposed to market price fluctuation in food, beverage, supplies and other costs such as energy. Given the historical volatility of certain food product prices, including proteins, seafood, produce, dairy products, and cooking oil, these fluctuations can materially impact our food costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. Additionally, the cost of purchased materials may be influenced by tariffs and other trade regulations which are outside of our control. To the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions, except per share amounts; unaudited)
Interest Rate Risk
The Credit Facility, discussed further at Note 4 to the unaudited consolidated financial statements, is based on variable interest rates. As of August 5, 2025, the Company had $205.0 outstanding on its revolving facility and an outstanding balance of $1,385.8 on its term loan facility. The impact on our annual results of operations of a hypothetical one percentage point interest rate change on the outstanding balance of the Credit Facility as of August 5, 2025 would be approximately $15.9.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of 2025, we completed the implementation of our enterprise resource planning system (“ERP”) for certain processes and integrations related to our Main Event stores. The Company updated our internal controls to reflect the changes to the financial reporting and business processes impacted by these changes and will continue to monitor the impact of the implementation on our financial reporting business processes.
There were no other changes to our internal control over financial reporting practices or processes that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting during our second quarter ended August 5, 2025.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 5 to our unaudited consolidated financial statements set forth in Part I of this report.
Item 1A. Risk Factors
See discussion in “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended February 4, 2025. There have been no material changes from the information set forth “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 4, 2025.
Item 2.    Unregistered Sales of Equity Securities
Information regarding repurchase of our common stock during the six months ended August 5, 2025:

Period (1)	Total Number of Shares Repurchased (2) (in millions)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2) (3) (in millions)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans (4) (in millions)
February 5, 2025 to March 4, 2025	0.78	$24.2	0.78	$109.1
March 5, 2025 to April 8, 2025	0.26	$19.5	1.04	$104.1
April 9, 2025 to May 6, 2025	—	$—	—	$—
May 7, 2025 to June 3, 2025	—	$—	—	$—
June 4, 2025 to July 8, 2025	—	$—	—	$—
July 09, 2025 to August 5, 2025	—	$—	—	$—
(1)The Company uses a “4-5-4” calendar to determine the months in each quarter. The periods presented represent the 4-week and 5-week periods making up the six months ended August 5, 2025.
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
Item 5. Other Information
Insider Trading Arrangements
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended August 5, 2025.
Reclassifications of Certain Expenses
As a result of certain financial statement reclassifications discussed in Note 1 to the consolidated financial statements, the Company has presented below the impact of such reclassifications on the financial information for the Nine Months Ended November 5, 2024.

	Nine Months Ended November 5, 2024
	Previously Reported	Reclassifications	Adjusted
Other store operating expenses	$515.4	$2.2	$517.6
General and administrative expenses	$89.1	$(8.5)	$80.6
Other charges and gains	$—	$6.3	$6.3

Item 6.    Exhibits

Exhibit Number	Description

10.1
Dave & Buster’s Entertainment, Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on June 20, 2025 (No. 333-288184

10.2
Dave & Buster’s Entertainment, Inc. 2025 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on July 15, 2025 (No. 333- 288688).

10.3*	Employment Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and Tarun Lal effective July 14, 2025.

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1**	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Inline Taxonomy Extension Schema Document

101.CAL	Inline XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________
*Filed herewith
**    Furnished herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: September 15, 2025	By:	/s/ Tarun Lal
Tarun Lal
Chief Executive Officer

Date: September 15, 2025	By:	/s/ Darin Harper
Darin Harper
Chief Financial Officer