Form 10-Q
period 2025-11-04
Dave & Buster's Entertainment, Inc.
filed 2025-12-09
CIK 1525769

+ ~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 4, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 4, 2025, the registrant had 34,680,265 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED NOVEMBER 4, 2025

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	November 4, 2025	February 4, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$13.6	$6.9
Inventories	39.9	39.8
Prepaid expenses	19.3	18.5
Income taxes receivable	31.9	9.1
Accounts receivable	17.3	20.1
Total current assets	122.0	94.4
Property and equipment (net of $1,592.6 and $1,403.1 of accumulated depreciation as of November 4, 2025 and February 4, 2025, respectively)	1,739.8	1,634.6
Operating lease right of use assets, net	1,300.4	1,318.4
Deferred tax assets	10.2	10.1
Tradenames	178.2	178.2
Goodwill	742.6	742.6
Other assets and deferred charges	37.5	37.5
Total assets	$4,130.7	$4,015.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$7.0	$7.0
Accounts payable	90.8	134.4
Accrued liabilities	276.9	290.7
Income taxes payable	2.9	1.8
Total current liabilities	377.6	433.9
Deferred income taxes	78.5	73.0
Operating lease liabilities	1,553.6	1,575.1
Other long-term liabilities	437.4	308.9
Long-term debt, net	1,552.8	1,479.1
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400.00 shares; issued: 63.38 shares as of November 4, 2025 and 63.16 as of February 4, 2025; outstanding: 34.66 shares as of November 4, 2025 and 35.55 as of February 4, 2025	0.6	0.6
Preferred stock, 50.00 authorized; none issued	—	—
Paid-in capital	629.7	609.9
Treasury stock, 28.72 and 27.61 shares as of November 4, 2025 and February 4, 2025, respectively	(1,146.4)	(1,120.6)
Accumulated other comprehensive loss	(1.6)	(1.6)
Retained earnings	648.5	657.5
Total stockholders’ equity	130.8	145.8
Total liabilities and stockholders’ equity	$4,130.7	$4,015.8
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	November 4, 2025	November 5, 2024	November 4, 2025	November 5, 2024
Entertainment revenues	$279.4	$294.6	$1,010.5	$1,056.0
Food and beverage revenues	168.8	158.4	562.7	542.2
Total revenues	448.2	453.0	1,573.2	1,598.2
Cost of entertainment	21.6	25.1	81.4	91.2
Cost of food and beverage	41.9	42.7	140.7	145.7
Total cost of products	63.5	67.8	222.1	236.9
Operating payroll and benefits	124.9	120.9	398.6	393.7
Other store operating expenses	174.8	171.0	550.1	517.6
General and administrative expenses	32.9	24.6	89.2	80.6
Depreciation and amortization expenses	63.0	53.9	191.4	174.2
Pre-opening costs	4.7	5.2	14.8	12.6
Other charges and gains	0.6	3.3	7.0	6.3
Total operating costs	464.4	446.7	1,473.2	1,421.9
Operating income (loss)	(16.2)	6.3	100.0	176.3
Interest expense, net	40.2	32.9	115.7	99.9
Loss on debt refinancing	—	15.2	—	15.2
Income (loss) before income taxes	(56.4)	(41.8)	(15.7)	61.2
Provision for income taxes	(14.3)	(9.1)	(6.7)	12.2
Net income (loss)	(42.1)	(32.7)	(9.0)	49.0
Unrealized foreign currency translation loss	(0.5)	—	—	(0.1)
Total other comprehensive loss	(0.5)	—	—	(0.1)
Total comprehensive income (loss)	$(42.6)	$(32.7)	$(9.0)	$48.9
Net income (loss) per share:
Basic	$(1.22)	$(0.84)	$(0.26)	$1.24
Diluted	$(1.22)	$(0.84)	$(0.26)	$1.21
Weighted average shares used in per share calculations:
Basic	34.53	39.11	34.60	39.65
Diluted	34.53	39.11	34.60	40.60
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Nine Months Ended November 4, 2025
	Common Stock		Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance February 4, 2025	63.16	$0.6	$609.9	27.61	$(1,120.6)	$(1.6)	$657.5	$145.8
Net income	—	—	—	—	—	—	21.7	21.7
Unrealized foreign currency translation gain	—	—	—	—	—	0.4	—	0.4
Share-based compensation	—	—	3.0	—	—	—	—	3.0
Repurchase of common stock	—	—	—	1.04	(24.1)	—	—	(24.1)
Balance May 6, 2025	63.16	$0.6	$612.9	28.65	$(1,144.7)	$(1.2)	$679.2	$146.8
Net income	—	—	—	—	—	—	11.4	11.4
Unrealized foreign currency translation gain	—	—	—	—	—	0.1	—	0.1
Share-based compensation	—	—	7.9	—	—	—	—	7.9
Issuance of common stock	0.15	—	—	—	—	—	—	—
Balance August 5, 2025	63.31	$0.6	$620.8	28.65	$(1,144.7)	$(1.1)	$690.6	$166.2
Net loss	—	—	—	—	—	—	(42.1)	(42.1)
Unrealized foreign currency translation loss	—	—	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	8.9	—	—	—	—	8.9
Issuance of common stock	0.07	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	0.07	(1.7)	—	—	(1.7)
Balance November 4, 2025	63.38	$0.6	$629.7	28.72	$(1,146.4)	$(1.6)	$648.5	$130.8

	Nine Months Ended November 5, 2024
	Common Stock		Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance February 4, 2024	62.86	$0.6	$597.6	22.59	$(945.3)	$(0.9)	$599.2	$251.2
Net income	—	—	—	—	—	—	41.4	41.4
Unrealized foreign currency translation loss	—	—	—	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	4.0	—	—	—	—	4.0
Issuance of common stock	0.29	—	7.5	—	—	—	—	7.5
Repurchase of common stock	—	—	—	0.21	(11.5)	—	—	(11.5)
Balance May 5, 2024	63.15	$0.6	$609.1	22.80	$(956.8)	$(1.0)	$640.6	$292.5
Net income	—	—	—	—	—	—	40.3	40.3
Share-based compensation	—	—	2.3	—	—	—	—	2.3
Repurchase of common stock	—	—	—	1.05	(50.7)	—	—	(50.7)
Balance August 6, 2024	63.15	$0.6	$611.4	23.85	$(1,007.5)	$(1.0)	$680.9	$284.4
Net loss	—	—	—	—	—	—	(32.7)	(32.7)
Share-based compensation	—	—	2.8	—	—	—	—	2.8
Issuance of common stock	0.01	—	0.3	—	—	—	—	0.3
Repurchase of common stock	—	—	—	0.81	(28.2)	—	—	(28.2)
Balance November 5, 2024	63.16	$0.6	$614.5	24.66	$(1,035.7)	$(1.0)	$648.2	$226.6
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	November 4, 2025	November 5, 2024
Operating activities:
Net income (loss)	$(9.0)	$49.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	191.4	174.2
Non-cash interest expense	6.7	8.4
Deferred taxes	5.4	(7.5)
Loss on debt refinancing	—	15.2
Share-based compensation	19.8	9.1
Other, net	(2.9)	16.1
Changes in assets and liabilities:
Inventories	(0.1)	(1.1)
Prepaid expenses	(0.8)	(2.2)
Income tax receivable	(22.6)	0.2
Accounts receivable	2.8	0.1
Other assets and deferred charges	(1.3)	(5.5)
Accounts payable	11.0	(32.0)
Accrued liabilities	(14.0)	(13.8)
Income taxes payable	1.1	(1.5)
Other long-term liabilities	0.3	(5.3)
Net cash provided by operating activities:	187.8	203.4
Investing activities:
Capital expenditures	(322.4)	(360.3)
Incentives from landlords - finance leases	4.5	—
Proceeds from sales of property and equipment	—	0.4
Net cash used in investing activities:	(317.9)	(359.9)
Financing activities:
Proceeds from term loan and revolver	685.0	1,194.0
Term loan and revolver payments	(617.3)	(599.7)
Repayments of senior notes	—	(440.0)
Debt issuance costs	—	(17.4)
Proceeds from sale-leaseback transactions	96.2	73.3
Principal payments on sale-leaseback financing	(1.5)	(0.6)
Proceeds from the exercise of stock options	—	7.9
Repurchases of common stock under share repurchase program	(23.9)	(88.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(1.7)	(1.7)
Net cash provided by financing activities:	136.8	127.8
Increase (decrease) in cash and cash equivalents	6.7	(28.7)
Beginning cash and cash equivalents	6.9	37.3
Ending cash and cash equivalents	$13.6	$8.6
Supplemental disclosures of cash flow information:
Increase (decrease) in accounts payable for the acquisition of property and equipment	$(54.6)	$3.7
Cash paid for income taxes, net of refunds	$8.9	$20.0
Cash paid for interest, net	$106.8	$94.0
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
The Company operates its business as one reportable operating segment, with two reporting units based on its major brands: Dave & Buster's and Main Event. The Company has one reportable operating segment as both brands provide similar products and services to a similar customer base, are managed together by a single management team and share similar economic characteristics. See further discussion of segment consideration at Note 8 - Segment Information to the consolidated financial statements.
During the nine months ended November 4, 2025, the Company opened nine stores and relocated one store. As of November 4, 2025, the Company owned and operated 241 stores in 44 states, Puerto Rico and one Canadian province.
Fiscal Calendar — We operate on a 52-week or 53-week fiscal year that ends on the Tuesday after the Monday closest to January 31. Each quarterly period reported has 13 weeks, except for 53-week fiscal years when the fourth quarter has 14 weeks. Fiscal 2025, which will end February 3, 2026, and fiscal 2024, which ended on February 4, 2025, both follow a 52-week calendar.
On May 6, 2024, the first day of the second quarter of fiscal 2024, the Company changed its fiscal year to end on the Tuesday after the Monday closest to January 31st. Prior to the change, the Company’s fiscal year ended on Sunday. The change was made to improve labor and operational efficiencies by ending the Company's periods outside of the busier weekend timeframe. As a result of this change, each of the second quarter of 2024 and fiscal 2024 had two additional days added to its normal 13-week quarter and 52-week year, respectively.
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
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the three and nine months ended November 4, 2025 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending February 3, 2026.
Cash and Cash Equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks can create book overdrafts. There were no book overdrafts as of November 4, 2025 or as of February 4, 2025.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is determined based on traded price data as of the measurement date, which we classify as a level two input within the fair value hierarchy as defined under GAAP. The fair value of the Company's debt was as follows as of the periods indicated:

	November 4, 2025	February 4, 2025
Revolving credit facility	$208.0	$135.0
Term loans	1,259.8	1,351.1
Total debt	$1,467.8	$1,486.1
Revenues — Our entertainment revenues primarily consist of attractions including redemption and simulation games, bowling, laser tag, billiards and gravity ropes. Our food and beverage revenues consist of full meals, appetizers and both alcoholic and non-alcoholic beverages. The Company's revenue by category was as follows:

	Three Months Ended		Nine Months Ended
	November 4, 2025	November 5, 2024	November 4, 2025	November 5, 2024
Entertainment	$273.1	$288.0	$990.4	$1,038.3
Other (1)	6.3	6.6	20.1	17.7
Entertainment revenues	$279.4	$294.6	$1,010.5	$1,056.0

Food and non-alcoholic beverages	$115.1	$106.6	$388.6	$370.4
Alcoholic beverages	53.7	51.8	174.1	171.8
Food and beverage revenues	$168.8	$158.4	$562.7	$542.2
(1) Primarily consists of revenue earned from party rentals and gift card breakage (see Revenue Recognition below).
Revenue Recognition for Entertainment — Customers purchase cards with game play credits to be used on a variety of redemption and simulation games. Entertainment revenues related to game play primarily consist of game play credits, which are used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations related to unredeemed game play credits and unredeemed tickets. The deferred entertainment revenue is based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. The Company recognizes breakage as revenue in proportion to the pattern of redemption by the customers. This breakage is based on the Company’s specific historical redemption patterns and will change as those redemption patterns change over time. Recognized game play credits and tickets breakage revenue is included in Entertainment revenues in the Consolidated Statements of Comprehensive Income. Historically, select Company promotional programs have included multiple performance obligations that are discounted from the standalone selling prices. We allocate the entire discount to the remaining performance obligation.
During the three and nine months ended November 4, 2025, we recognized revenue of $15.1 and $69.9, respectively, related to the amount in deferred entertainment revenues as of the end of fiscal 2024.
Revenue Recognition for Gift Cards — During the three and nine months ended November 4, 2025, we recognized revenue of $3.5 and $16.2, respectively, related to the amount in deferred gift card revenue as of the end of fiscal 2024. These revenues are included in Entertainment revenues on the Consolidated Statements of Comprehensive Income. We recognize breakage revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Basic weighted average shares outstanding were reconciled to diluted weighted average shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	November 4, 2025	November 5, 2024	November 4, 2025	November 5, 2024
Basic weighted average shares outstanding	34.53	39.11	34.60	39.65
Weighted average dilutive impact of awards	—	—	—	0.95
Diluted weighted average shares outstanding	34.53	39.11	34.60	40.60
Weighted average awards excluded as anti-dilutive	2.47	1.55	1.47	0.32
Recent Accounting Pronouncements — We reviewed the accounting pronouncements that were issued during fiscal 2025 to determine whether they would have a material impact on the consolidated financial statements.
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The purpose of ASU 2025-06 was to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software (“ASC 350-40”) to better align the accounting guidance with the software development approaches currently used. Specifically, software is not always developed in a linear manner, which is an underlying tenet of the existing internal-use software capitalization framework. To clarify how the guidance applies to both linear and nonlinear software development, ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout ASC 350-40. Under ASU 2025-06, an entity is required to start capitalizing software costs when both of the following occur: (i) management has committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). Furthermore, the amendments in ASU 2025-06 supersede the current website development costs guidance and incorporate the recognition requirements for website-specific development costs from ASC 350-50 into ASC 350-40. The amendments in ASU 2025-06 are effective for all public companies for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is in the process of evaluating the impact of adopting the accounting provisions of ASU 2025-06 on its consolidated financial statements.
See the discussion at Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended February 4, 2025 for previously issued accounting pronouncements that may impact the Company in the future.
Accounting reclassifications — We made certain reclassifications of amounts in the Consolidated Statements of Comprehensive Income for the period ended November 5, 2024 to be consistent with the presentation for the period ended November 4, 2025. We reclassified certain costs and gains from “Other store operating expenses” and “General and administrative expenses” to “Other charges and gains” for the following reasons:
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
A summary of the reclassifications was as follows:

	Three Months Ended November 5, 2024
	Previously Reported	System Implementation	Currency (Gain) Loss	Asset (Gain) Loss	Adjusted
Other store operating expenses	$171.7	$(0.3)	$—	$(0.4)	$171.0
General and administrative expenses	27.2	(2.6)	—	—	24.6
Other charges and gains	$—	$2.9	$—	$0.4	$3.3

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)

	Nine Months Ended November 5, 2024
	Previously Reported	System Implementation	Currency (Gain) Loss	Asset (Gain) Loss	Adjusted
Other store operating expenses	$515.4	$(1.1)	$(0.1)	$3.4	$517.6
General and administrative expenses	89.1	(8.5)	—	—	80.6
Other charges and gains	$—	$9.6	$0.1	$(3.4)	$6.3
Note 2: Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities consisted of the following as of the dates presented:

	November 4, 2025	February 4, 2025
Deferred entertainment revenue	$71.7	$95.7
Current portion of operating lease liabilities, net (1)	82.3	77.8
Compensation and benefits	28.2	26.2
Deferred gift card revenue	13.5	22.4
Sales and use and other taxes	7.3	8.1
Property taxes	20.1	10.7
Customer deposits	18.9	10.4
Accrued interest	3.5	2.2
Utilities	7.5	7.4
Current portion of self-insurance reserves	5.4	5.7
Current portion of deferred occupancy costs	2.5	1.6
Other	16.0	22.5
Total accrued liabilities	$276.9	$290.7
(1)Balances are net of leasehold incentive receivables from landlords and prepaid amounts.
Other long-term liabilities consisted of the following as of the dates presented:

	November 4, 2025	February 4, 2025
Long-term lease financing (1)	$358.0	$263.9
Long-term finance leases (1)	32.8	—
Long-term portion of self-insurance reserves	17.5	16.9
Deferred compensation liability	11.2	10.1
Other	17.9	18.0
Total other long-term liabilities	$437.4	$308.9
(1)See discussion of failed sale-leaseback transactions and finance leases at Note 3.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	November 4, 2025	November 5, 2024	November 4, 2025	November 5, 2024
Operating lease cost	$50.0	$50.3	$153.6	$151.3
Variable lease cost	10.0	10.1	31.2	31.6
Short-term lease cost	0.6	0.8	2.5	1.6
Total	$60.6	$61.2	$187.3	$184.5
Operating lease payments in the table above include minimum lease payments for future sites for which the leases have commenced. As of November 4, 2025, the Company had signed lease agreements with total lease payments of $160.9 related to eight facility leases, which had not yet commenced. Fixed minimum lease payments related to these facilities were not included in the right-of-use assets and lease liabilities on the Consolidated Balance Sheets as of November 4, 2025.
Sale-leaseback transactions
In fiscal 2025, the Company entered into sale and master lease agreements (“sale-leaseback transactions”) with an unrelated third party. Under these agreements:
•The Company sold two of its open store properties, including land, buildings and certain improvements, and then leased the assets back through these sale-leaseback transactions.
•The Company sold certain store properties, including land, buildings and certain improvements, and then leased the assets back through these sale-leaseback transactions. The locations sold were in varying states of development, or will begin development in fiscal 2025, and are scheduled to open through fiscal 2026. The Company expects to receive incremental proceeds in the amount of remaining capital expenditures incurred related to the construction of these stores prior to opening.
•Total proceeds related to these sale and master lease agreements as of November 4, 2025 were $96.2, net of certain closing costs.
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
As of November 4, 2025, the current outstanding financing liability of $0.7 was included in Accrued liabilities on the Consolidated Balance Sheet and the long-term outstanding financing liability of $358.0 was included in Other long-term liabilities on the Consolidated Balance Sheet for the transactions noted above, as well as failed sale leaseback transactions entered into prior to fiscal 2025.
Finance Leases
In fiscal 2025, the Company amended leases related to three existing properties with an unrelated third party. The Company received $4.5 in proceeds related to these extensions. As a result of the amendment, the Company reclassified these leases as finance leases.
As of November 4, 2025, the Company had finance lease liabilities related to three properties. The current outstanding finance lease liability of $0.4 was included in Accrued liabilities on the Consolidated Balance Sheet and the long-term outstanding finance lease liability of $32.8 was included in Other long-term liabilities on the Consolidated Balance Sheet.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 4: Debt
Long-term debt consisted of the following as of the dates presented:

	November 4, 2025	February 4, 2025
Credit facility—revolver	$208.0	$135.0
Credit facility—term loans	1,384.0	1,389.3
Total debt outstanding	1,592.0	1,524.3
Less current installments of long-term debt	(7.0)	(7.0)
Less debt issue discounts and debt issuance costs	(32.2)	(38.2)
Long-term debt, net	$1,552.8	$1,479.1
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
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of November 4, 2025, we had letters of credit outstanding of $13.7 and an unused commitment balance of $428.3 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Agreement, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Restrictive covenants and debt compliance
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined in the Credit Agreement, as of the end of each fiscal quarter. As of November 4, 2025, we believe we were in compliance with our debt covenants and the terms of our debt agreements.
Interest expense
The Company’s weighted average effective interest rate on its total debt facilities was 8.5% and 9.3% for the nine months ended November 4, 2025 and November 5, 2024, respectively.
The following table sets forth our total interest expense, net for the periods presented:

	Three Months Ended		Nine Months Ended
	November 4, 2025	November 5, 2024	November 4, 2025	November 5, 2024
Interest expense on debt	$31.9	$28.5	$95.9	$88.3
Amortization of debt issue discounts and issuance costs	2.3	2.8	6.7	8.4
Interest expense on sale-leaseback transactions (1)	6.2	2.5	15.8	5.4
Interest expense on finance leases (1)	0.6	—	0.8	—
Interest income	—	(0.1)	(0.5)	(0.4)
Capitalized interest	(0.8)	(0.8)	(3.0)	(1.8)
Total interest expense, net	$40.2	$32.9	$115.7	$99.9
(1)    See further discussion of failed sale-leaseback transactions and finance leases at Note 3.
Note 5: Commitments and Contingencies
California Arbitrations
On April 17, 2025, a mass arbitration claim was filed on behalf of 980 individuals alleging that certain language previously contained in the Company’s website and mobile app (which has since been deleted) requiring users to agree not to “disparage, tarnish or otherwise harm” the Company, its website or its app, was violative of a provision of the California Civil Code prohibiting companies from limiting consumers' rights to make negative comments about the Company or its products. Previously, on October 21, 2024, the attorneys representing the 980 claimants had filed arbitration claims on behalf of ten individuals alleging the same statutory violations by the Company. The claimants’ attorneys purported to represent more than 3,000 additional individuals who allegedly have similar unasserted claims.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 6: Stockholders' Equity and Share-Based Compensation
Share issuances and repurchases
The Company treats shares withheld for tax purposes on behalf of its employees in connection with the vesting of time-based and performance-based restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These were immaterial for all periods presented.
In March 2023, our Board of Directors approved a share repurchase program with an initial authorized limit of $100.0. Subsequently, our Board of Directors approved additional repurchases for a total authorized limit of $600.0 under the plan as of November 4, 2025. During the nine months ended November 4, 2025, the Company repurchased 1.04 shares at an average of $23.03 per share. The remaining dollar value of shares that may be repurchased under the program was $104.1 as of November 4, 2025. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
Share-based compensation
In October 2024, the Dave and Buster’s Entertainment, Inc. 2014 Omnibus Incentive Plan expired pursuant to its terms. On December 5, 2024, the Board of Directors adopted the Dave and Buster’s Entertainment Inc. 2025 Omnibus Incentive Plan, and the stockholders approved the 2025 Plan at the Company’s 2025 annual meeting of stockholders held on June 18, 2025.
Our share-based compensation expense, which is included in General and administrative expenses on the consolidated statements of income, was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	November 4, 2025	November 5, 2024	November 4, 2025	November 5, 2024
Share-based compensation expense	$8.9	$2.8	$19.8	$9.1
Share-based awards
The Company’s long-term incentive compensation plan provides awards to executive and management personnel, as well as directors, and issues share-based awards. We also grant stock options or restricted stock units to executive and management personnel and members of our Board of Directors. Options granted to employees generally become exercisable ratably over a three-year period from the grant date. Performance-based restricted stock units and market stock units awarded to employees generally either vest ratably over three years or fully vest after three years, subject to the achievement of specified performance or market conditions, as applicable. Time-based restricted stock units have various service periods not exceeding five years.
Our share-based compensation award activity during the nine months ended November 4, 2025 was as follows:

	Options	Restricted Stock Units (1)	Total
Outstanding as of February 4, 2025	0.66	0.93	1.59
Granted	1.42	1.17	2.59
RSUs vested	—	(0.24)	(0.24)
Forfeited or cancelled	(0.22)	(0.59)	(0.81)
Outstanding as of November 4, 2025	1.86	1.27	3.13
Remaining unrecognized compensation expense	$17.2	$28.5	$45.7
(1)    Includes performance-based restricted stock units, market-based restricted stock units and time-based restricted stock units.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
The fair value of our time-based and performance-based restricted stock units was based on our closing stock price on the date of grant. The grant date fair value of stock options was determined using the Black-Scholes option valuation model. The grant date fair value of performance-based awards with market conditions was determined using the Monte Carlo valuation model. The unrecognized expense will be substantially recognized by the end of fiscal 2028.
During the second and third quarters of fiscal 2025, the Company granted certain options, time-based, performance-based, and market-based restricted stock units to the Company’s recently appointed Chief Executive Officer, executive officers, the Board of Directors, and employees. The majority of these grants vest over three years, but the market-based restricted stock units can vest earlier if the targets are achieved prior to that time. As a result, the requisite service period for such grants was determined to be less than the explicit service period.
Note 7: Income Taxes
The Company’s effective tax rate for the nine months ended November 4, 2025, was 42.7%, compared to 19.9% for the nine months ended November 5, 2024. The Company’s effective tax rate increased for the nine months ended November 4, 2025 in comparison to the nine months ended November 5, 2024. The tax rate was impacted by a shift from pre-tax income to a pre-tax loss and the relative impact of tax credits, state taxes and permanent items was amplified against a negative base. For the third quarter of 2025, tax credits and the federal benefit of the loss produced a significant tax benefit that outweighed state tax expense and other items. In comparison to the prior year, these items were absorbed over a larger, positive pre-tax base, resulting in a lower, more normalized rate.
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States. The legislation includes the permanent extension of certain provisions from the Tax Cuts and Jobs Act, changes to international tax rules, and the restoration of favorable treatment for certain business tax provisions, most notably 100% bonus depreciation on qualified assets and interest expense deductibility, with various effective dates beginning in 2025. We have reflected the impact of the enacted provisions, primarily affecting deferred tax liability and income tax receivable balances, in our consolidated balance sheet. The legislation did not have a material impact on our income tax expense or effective tax rate for the three and nine months ended November 4, 2025. We will continue to evaluate the broader effects of the legislation as further guidance is issued.
Note 8: Segment Information
The Company provides premier entertainment and dining experiences for adults and families under the “Dave & Buster’s” and “Main Event” brands and offers guests the opportunity to “Eat Drink Play and Watch,” all in one location. The Company's Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), reviews the financial information presented on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s Consolidated Statements of Comprehensive Income, since the Company provides its offerings and key metrics, costs and margins similarly to both business units. The CODM manages and evaluates the results of the business in a consolidated manner to drive synergies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are centrally managed, including site acquisition and development, customer service, marketing, human resources, finance and accounting, legal, risk management, and government affairs. Segment asset information is not used by the CODM to allocate resources. Under the described organizational and reporting structure, the Company has one reportable segment. As a single reportable segment entity, the Company’s segment performance measure was net income (loss) attributable to its shareholders. See Note 1 for a description of the Company's disaggregated revenues by offering (entertainment and other revenues and food and beverage revenues).

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

	Three Months Ended		Nine Months Ended
Other store operating expenses	November 4, 2025	November 5, 2024	November 4, 2025	November 5, 2024
Store lease expenses (1)	$48.6	$48.2	$152.8	$149.1
Advertising and marketing costs (2)	18.6	19.9	71.0	63.6
Other costs (3)	107.6	102.9	326.3	304.9
Total other store operating expenses	$174.8	$171.0	$550.1	$517.6
(1)Amounts represent minimum and variable lease costs incurred to operate certain of our stores. See Note 3 for further discussion.
(2)Amounts represent costs incurred to market our brands at a local and national level.
(3)Remaining amounts include various costs incurred to operate our stores that are not considered individually significant.

	Three Months Ended		Nine Months Ended
Other charges and gains	November 4, 2025	November 5, 2024	November 4, 2025	November 5, 2024
System implementation costs (1)	$0.6	$2.9	$3.0	$9.6
Currency gain	—	0.1	—	0.1
Asset (gains) and losses (2)	—	0.4	4.0	(3.4)
Total other charges and gains	$0.6	$3.4	$7.0	$6.3
(1)Amounts represent non-capitalizable costs incurred to implement software at both the store and corporate level.
(2)Amounts represent the write-off of assets retired or impaired.
Note 9: Subsequent Event
Credit Agreement Amendment
On December 9, 2025, D&B Inc., Dave & Buster’s Holdings, Inc. (“Holdings”), the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (the “Agent”) entered into the Fifth Amendment to Credit Agreement (the “Amendment”), which amended that certain Credit Agreement, dated June 29, 2022 (the “Credit Agreement” and the Credit Agreement, as amended by the First Amendment to Credit Agreement, dated as of June 30, 2023, the Second Amendment to Credit Agreement, dated as of January 19, 2024, the Third Amendment to Credit Agreement and Joinder Agreement, dated as of January 31, 2024, the Fourth Amendment to Credit Agreement, dated as of November 1, 2024, and as further amended by the Amendment, the “Amended Credit Agreement”), by and among D&B Inc., Holdings, the additional borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto and the Agent. The Amendment, among other things, provides for (i) an increase in the maximum permitted net total leverage ratio of D&B Inc. and its restricted subsidiaries from 3.50:1.00 to 4.00:1.00 as of the end of each fiscal quarter when applicable to test the net total leverage ratio and (ii) so long as the net total leverage ratio of D&B Inc. and its restricted subsidiaries exceeds 3.00:1.00, an increase to the margin applicable to the revolving loans to, in the case of SOFR loans, 3.25% per annum and, in the case of ABR loans, 2.25% per annum.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Overview
The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for fiscal 2024 as filed with the SEC on April 7, 2025.
Unless otherwise specified, the meanings of all defined terms in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are consistent with the meanings of such terms as defined in the Notes to consolidated financial statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things: our results of operations; financial condition; liquidity; prospects; growth; strategies; the industry in which we operate; expansion and opening of new locations; expectations regarding variability in run-rate levels in our stores and seasonality; expectations of future proceeds from sale leaseback transactions; anticipated breakage; our compliance with debt covenants and the terms of our debt agreement; our defenses to various legal claims we may face; and opportunities and risks affecting our business, industry and financial results, including macroeconomic factors.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully design and execute our business strategy; our effectiveness at integrating and operating our past or future acquisitions; the effects of new or improved technologies or changes in consumer behavior; the potential for unfavorable publicity; our ability to obtain and renew leases on favorable terms or at all; our substantial indebtedness and covenants in our debt agreements restricting our ability to implement our business plan; our success in opening and operating new stores profitably and optimizing existing stores; risks related to our information systems and potential cybersecurity breaches or other privacy or data incidents; the cost and availability of certain commodities; our procurement of new games and entertainment offerings and our ability to obtain related licensing rights; the extensive laws and regulations in which we must comply with; and other factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 7, 2025. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, such results or developments may not be indicative of results or developments in subsequent periods. Forward-looking statements are based only on information currently available to us and speak only as of the date of this Form 10-Q. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.
Quarterly Financial Highlights
•Third quarter revenue of $448.2, decreased slightly compared to the third quarter of 2024.
•Comparable store sales decreased 4.0% compared to the same calendar period in 2024. See further discussion of comparable store sales below at Revenues.
•Net loss totaled $42.1, or $1.22 per diluted share, compared to a net loss of $32.7, or $0.84 per diluted share in the third quarter of 2024, which was in increase of $9.4, or 28.7%.
•Adjusted EBITDA of $59.4 decreased 13.0%, or $8.9, from the third quarter of 2024. See further discussion of Adjusted EBITDA, a non-GAAP measure, at Non-GAAP Financial Measures below along with a reconciliation to net loss, the most comparable GAAP measure, at Reconciliations of Non-GAAP Financial Measures below.

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
Our Dave & Buster’s stores average 36,800 square feet and range in size between approximately 16,100 and 70,000 square feet. Our Main Event stores average about 53,300 square feet and range in size between approximately 37,500 and 78,200 square feet. Generally, our stores are open seven days a week, with normal hours of operation generally from between 10:00 to 11:30 a.m. until midnight, with stores typically open for extended hours on weekends.
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance, including:
Comparable store sales — Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the current fiscal year and exclude stores permanently closed or planned for closure during the current fiscal year. For fiscal 2025, our comparable store base consists of 210 stores, of which 153 are Dave & Buster's branded stores and 57 are Main Event branded stores.
New store openings — Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. For the nine months ended November 4, 2025, we opened six new Dave & Buster’s branded stores, three new Main Event locations, and relocated one additional Dave & Buster’s branded store.
Non-GAAP Financial Measures
In addition to the results provided in accordance with GAAP, we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Adjusted EBITDA, Credit Adjusted EBITDA and Store Operating Income Before Depreciation and Amortization (defined below). These non-GAAP measures do not represent and should not be considered as alternatives to net income (loss) or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. In addition, Adjusted EBITDA excludes certain other costs that may be important in analyzing our GAAP results. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Our calculations of Adjusted EBITDA adjust for these amounts because we believe they do not directly relate to the ongoing operations of the current business of our stores and therefore complicate comparison of the underlying business between periods. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA, Credit Adjusted EBITDA or Store Operating Income Before Depreciation and Amortization in isolation and also uses other measures, such as revenues, gross margin, operating income and net income (loss) to measure operating performance.
Adjusted EBITDA
We define “Adjusted EBITDA” as net income (loss), plus interest expense, net, loss on debt refinancing, provision for income taxes, depreciation and amortization expense, (gain) loss on property and equipment transactions, impairment of long-lived assets, share-based compensation, currency transaction (gains) losses, transaction and integration costs, system implementation costs and other items, net.

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
Credit Adjusted EBITDA
We define “Credit Adjusted EBITDA” as net income (loss) plus certain items as defined at Adjusted EBITDA above, as well as certain other adjustments as defined in our Credit Agreement (see Liquidity and Capital Resources below for additional discussion and reconciliation). These other adjustments include (i) increases in entertainment revenue deferrals, (ii) the cost of new projects, including store pre-opening costs, and (iii) other costs and adjustments as permitted by the Credit Agreement. We believe the presentation of Credit Adjusted EBITDA is appropriate as the metric provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Credit Agreement.
Store Operating Income Before Depreciation and Amortization
We define “Store Operating Income Before Depreciation and Amortization” as operating income, plus depreciation and amortization expense, general and administrative expenses, pre-opening costs and other charges and gains. Store Operating Income Before Depreciation and Amortization allows for the evaluation of operating performance across stores of varying size and volume.
We believe that Store Operating Income Before Depreciation and Amortization is another useful measure in evaluating our operating performance because the metric removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store level, and thus enables the comparability of the operating performance of our stores for the periods presented. We also believe that Store Operating Income Before Depreciation and Amortization is a useful measure in evaluating our operating performance within the entertainment and dining industry because the metric permits the evaluation of store-level productivity, efficiency, and performance, and we use Store Operating Income Before Depreciation and Amortization as a means of evaluating store financial performance compared with our competitors. However, because the measure excludes significant items such as general and administrative expenses, pre-opening costs, and other charges and gains, as well as our interest expense, net, loss on debt refinancing and depreciation and amortization expense, which are important in evaluating our consolidated financial performance from period to period, the value of this measure is limited as a measure of our consolidated financial performance.
Presentation of Operating Results
We operate on a 52-week or 53-week fiscal year that ends on the Tuesday after the Monday closest to January 31. Each quarterly period reported has 13 weeks, except for 53-week fiscal years when the fourth quarter has 14 weeks. Fiscal 2025, which will end February 3, 2026 and fiscal 2024, which ended on February 4, 2025, both follow a 52-week calendar.
On May 6, 2024, the first day of the second quarter of fiscal 2024, the Company changed its fiscal year to end on the Tuesday after the Monday closest to January 31st. Prior to the change, the Company’s fiscal year ended on Sunday. The change was made to improve labor and operational efficiencies by ending the Company's periods outside of the busier weekend timeframe. As a result of this change, each of the second quarter of 2024 and fiscal 2024 had two additional days added to its normal 13-week quarter and 52-week year, respectively.

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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Three Months Ended November 4, 2025 (the “third quarter of 2025”) Compared to the Three Months Ended November 5, 2024 (the “third quarter of 2024”)
Results of operations
The following table sets forth selected data for the periods indicated. All information, other than Company-owned stores at the end of the period, was derived from the accompanying unaudited Consolidated Statements of Comprehensive Income.

	Three Months Ended
	November 4, 2025		November 5, 2024
Entertainment revenues	$279.4	62.3%	$294.6	65.0%
Food and beverage revenues	168.8	37.7%	158.4	35.0%
Total revenues	448.2	100.0%	453.0	100.0%
Cost of entertainment (1)	21.6	7.7%	25.1	8.5%
Cost of food and beverage (1)	41.9	24.8%	42.7	27.0%
Total cost of products	63.5	14.2%	67.8	15.0%
Operating payroll and benefits	124.9	27.9%	120.9	26.7%
Other store operating expenses (2)	174.8	39.0%	171.0	37.7%
General and administrative expenses (2)	32.9	7.3%	24.6	5.4%
Depreciation and amortization expenses	63.0	14.1%	53.9	11.9%
Pre-opening costs	4.7	1.0%	5.2	1.1%
Other charges and gains (2)	0.6	0.1%	3.3	0.7%
Total operating costs	464.4	103.6%	446.7	98.6%
Operating income (loss)	(16.2)	(3.6)%	6.3	1.4%
Interest expense, net	40.2	9.0%	32.9	7.3%
Loss on debt refinancing	—	—%	15.2	3.4%
Loss before provision for income taxes	(56.4)	(12.6)%	(41.8)	(9.2)%
Provision for income taxes	(14.3)	(3.2)%	(9.1)	(2.0)%
Net loss	$(42.1)	(9.4)%	$(32.7)	(7.2)%
Company-owned stores at end of period		241		227
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	November 4, 2025		November 5, 2024
Net loss (1)	$(42.1)	(9.4)%	$(32.7)	(7.2)%
Interest expense, net	40.2		32.9
Loss on debt refinancing	—		15.2
Provision for income taxes	(14.3)		(9.1)
Depreciation and amortization expense	63.0		53.9
Share-based compensation (2)	8.9		2.8
Transaction and integration costs (3)	0.2		0.4
System implementation costs (4)	0.6		2.9
Other items, net (5)	2.9		2.0
Adjusted EBITDA, a non-GAAP measure (1)	$59.4	13.3%	$68.3	15.1%
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
(5)The amount for the 2025 period primarily consisted of $0.9 of one-time third-party legal consulting fees, legal settlements of $0.9, and $0.8 of discretionary retention incentives. The amount for the 2024 period primarily consisted of $1.3 of one-time, third-party consulting fees and $0.3 severance and restructuring charges, partially offset by a $0.4 gain on property and equipment transactions. The third-party consulting fees for the 2025 period are not part of our ongoing operations and were incurred in association with a change in leadership to execute a discrete, project-based strategic initiative aimed at analyzing and summarizing growth opportunities for the Company. The third-party consulting fees for the 2024 period were not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy and one discrete, project-based initiative to transform our supply chain operational efficiency. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business. Third-party consulting fees, discretionary retention incentives and severance costs are included in General and administrative expenses on the Consolidated Statements of Comprehensive Income.
Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Three Months Ended
	November 4, 2025		November 5, 2024
Operating income (loss) (1)(2)	$(16.2)	(3.6)%	$6.3	1.4%
General and administrative expenses (2)	32.9		24.6
Depreciation and amortization expense	63.0		53.9
Pre-opening costs	4.7		5.2
Other charges and gains	0.6		3.3
Store Operating Income Before Depreciation and Amortization (1)(2)	$85.0	19.0%	$93.3	20.6%
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Results of Operations
Revenues - Selected revenue data and store data for the periods indicated are as follows:

	Three Months Ended
	November 4, 2025	November 5, 2024	Change
Comparable store revenues (1)	$389.6	$406.0	$(16.4)
Noncomparable store revenues (1)	49.1	29.8	19.3
Other revenues and deferrals (1)(2)	9.5	17.2	(7.7)
Total revenues	$448.2	$453.0	$(4.8)

Comparable store operating weeks	2,730	2,730	—
Noncomparable store operating weeks	394	236	158
Total store operating weeks	3,124	2,966	158
(1)Revenues in the 2024 period of $4.0M and $0.2M for our comparable and noncomparable stores, respectively, have been reclassified to other revenues and deferrals to be consistent with the presentation for the 2025 period. These revenues represent deferred revenue and gift card breakage amounts that were historically recorded at the store level for our Main Event stores. After these reclassifications, the comparable store revenues and noncomparable store revenues reflect point-of-sale transactions for each period allowing for a more accurate comparison of store level results for the comparable periods presented.
(2)Includes changes in deferred entertainment revenue, gift card deferrals and certain other revenues not associated with stores.

The table below represents our revenue mix for the fiscal periods indicated:

	Three Months Ended
	November 4, 2025		November 5, 2024
Entertainment revenues	$279.4	62.3%	$294.6	65.0%
Food revenues	115.1	25.7%	106.6	23.5%
Beverage revenues	53.7	12.0%	51.8	11.5%
Total	$448.2	100.0%	$453.0	100.0%
Total revenues for the third quarter of 2025 decreased $4.8 to $448.2 compared to $453.0 for the third quarter of 2024. The decrease in revenue was primarily attributable to a $16.4 decrease in comparable store sales and a decrease of $7.7 in other noncomparable revenues, partially offset by a $19.3 increase in new store revenues. The decrease in comparable store revenues was due to a reduction in walk-in business relative to the prior year period. The change in other revenues and deferrals reflected breakage on unredeemed game play credits and tickets corresponding to guest redemption patterns over time. See Revenue Recognition at Note 1 to the unaudited consolidated financial statements for discussion of revenue recognition associated with game play credits and tickets.
Cost of products
The total cost of products decreased to $63.5 for the third quarter of 2025 compared to $67.8 for the third quarter of 2024. The total cost of products as a percentage of total revenues decreased to 14.2% for the third quarter of 2025 compared to 15.0% for the third quarter of 2024. The decrease in total cost of products as a percentage of total revenues was associated with declines in both entertainment and food and beverage cost of sales, partially offset by a higher mix of food and beverage revenue.
Cost of entertainment decreased to $21.6 in the third quarter of 2025 compared to $25.1 in the third quarter of 2024. The cost of entertainment, as a percentage of entertainment revenues, decreased to 7.7% for the third quarter of 2025 from 8.5% in the third quarter of 2024. The decrease was primarily attributable to vendor cost savings and lower redemptions due to certain ticket payout adjustments and redemption center pricing changes.
Cost of food and beverage products decreased to $41.9 for the third quarter of 2025 compared to $42.7 for the third quarter of 2024. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 24.8% for the third quarter of 2025 from 27.0% for the third quarter of 2024. The decrease was primarily attributable to offering fewer discounts compared with the prior period, continued supply chain and ingredient optimization, and a more favorable mix of products sold.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Operating payroll and benefits
Total operating payroll and benefits was $124.9 in the third quarter of 2025 compared to $120.9 in the third quarter of 2024. The $4.0 increase was primarily related to wage increases associated with noncomparable stores. The total cost of operating payroll and benefits as a percentage of total revenues was 27.9% in the third quarter of 2025 compared to 26.7% in the third quarter of 2024.
Other store operating expenses
Other store operating expenses increased to $174.8 in the third quarter of 2025 compared to $171.0 in the third quarter of 2024. Of the $3.8 increase, $2.6 was related to new stores, $2.7 was related to non-capitalizable games maintenance, systems costs and other preventative maintenance costs, partially offset by $1.3 in lower marketing expense. Other store operating expense as a percentage of total revenues increased to 39.0% in the third quarter of 2025 compared to 37.7% in the third quarter of 2024.
General and administrative expenses
General and administrative expenses increased to $32.9 in the third quarter of 2025 compared to $24.6 in the third quarter of 2024. The increase in general and administrative expenses in 2025 was driven primarily higher share-based compensation of $8.9. See Note 6 to the consolidated financial statements for share-based compensation by period presented. General and administrative expenses as a percentage of total revenues increased to 7.3% in the third quarter of 2025 compared to 5.4% in the third quarter of 2024.
Depreciation and amortization expense
Depreciation and amortization expense increased to $63.0 in the third quarter of 2025 compared to $53.9 in the third quarter of 2024, primarily due to new store openings and remodels.
Pre-opening costs
Pre-opening costs decreased to $4.7 in the third quarter of 2025 compared to $5.2 in the third quarter of 2024, primarily due to the timing of costs in our pipeline of new stores for each period.
Interest expense, net
Interest expense, net increased to $40.2 in the third quarter of 2025 compared to $32.9 in the third quarter of 2024 due primarily to incremental interest expense associated with the sale-leaseback transactions, partially offset by a decrease in interest rates on our Credit Facility. See further discussion of the Company's debt activity and failed sale-leaseback transaction at Note 4 and Note 3, respectively, to the consolidated financial statements.
Loss on debt refinancing
Loss on debt refinancing was $15.2 million in the third quarter of 2024 as a result of an amendment to our Credit Facility. See further discussion at Note 4 to the unaudited consolidated financial statements.
Provision for income taxes
The effective tax rate for the third quarter of 2025 was 25.4% compared to 21.8% for the third quarter of 2024. For the third quarter of 2025, tax credits and the federal benefit of the loss produced a significant tax benefit that outweighed state tax expense and other items. In comparison to the third quarter of 2024, these items were absorbed over a smaller, negative pre-tax base, which resulted in a lower, more normalized rate.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Nine Months Ended November 4, 2025 (the “2025 period”) Compared to the Nine Months Ended November 5, 2024 (the “2024 period”)
Results of operations
The following table sets forth selected data for the periods indicated. All information, except for Company-owned stores at the end of the period, is derived from the accompanying Consolidated Statements of Comprehensive Income.

	Nine Months Ended
	November 4, 2025		November 5, 2024
Entertainment revenues	$1,010.5	64.2%	$1,056.0	66.1%
Food and beverage revenues	562.7	35.8%	542.2	33.9%
Total revenues	1,573.2	100.0%	1,598.2	100.0%
Cost of entertainment (1)	81.4	8.1%	91.2	8.6%
Cost of food and beverage (1)	140.7	25.0%	145.7	26.9%
Total cost of products	222.1	14.1%	236.9	14.8%
Operating payroll and benefits	398.6	25.3%	393.7	24.6%
Other store operating expenses (2)	550.1	35.0%	517.6	32.4%
General and administrative expenses (2)	89.2	5.7%	80.6	5.0%
Depreciation and amortization expenses	191.4	12.2%	174.2	10.9%
Pre-opening costs	14.8	0.9%	12.6	0.8%
Other charges and gains (2)	7.0	0.4%	6.3	0.4%
Total operating costs	1,473.2	93.6%	1,421.9	89.0%
Operating income	100.0	6.4%	176.3	11.0%
Interest expense, net	115.7	7.4%	99.9	6.3%
Loss on debt refinancing	—	—%	15.2	1.0%
Income (loss) before provision for income taxes	(15.7)	(1.0)%	61.2	3.8%
Provision for income taxes	(6.7)	(0.4)%	12.2	0.8%
Net income (loss)	$(9.0)	(0.6)%	$49.0	3.1%
Company-owned stores at end of period		241		227
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net income (loss) to Adjusted EBITDA for the periods indicated:

	Nine Months Ended
	November 4, 2025		November 5, 2024
Net income (loss) (1)	$(9.0)	(0.6)%	$49.0	3.1%
Interest expense, net	115.7		99.9
Loss on debt refinancing	—		15.2
Provision for income taxes	(6.7)		12.2
Depreciation and amortization expense	191.4		174.2
Share-based compensation (2)	19.8		9.1
Transaction and integration costs (3)	0.6		1.4
System implementation costs (4)	3.0		9.5
Other items, net (5)	10.4		8.5
Adjusted EBITDA, a non-GAAP measure (1)	$325.2	20.7%	$379.0	23.7%
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
(5)The amount for the 2025 period primarily consisted of $2.6 of discretionary retention incentives, $2.0 of one-time, third-party legal consulting fees, $0.9 in legal settlements, $0.8 of severance costs and a $4.0 loss on property and equipment transactions. The amount for the 2024 period primarily consisted of $10.3 of one-time, third-party consulting fees and $1.3 severance and restructuring charges, partially offset by a $3.0 gain on property and equipment transactions. The third-party consulting fees for the 2025 period are not part of our ongoing operations and were incurred in association with a change in leadership to execute a discrete, project-based strategic initiative aimed at analyzing and summarizing growth opportunities for the Company. The third-party consulting fees for the 2024 period were not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy and one discrete, project-based initiative to transform our supply chain operational efficiency. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business. Third-party consulting fees, discretionary retention incentives and severance costs are included in General and administrative expenses on the Consolidated Statements of Comprehensive Income. (Gain) loss on property and equipment transactions is included in Other charges and gains on the Consolidated Statements of Comprehensive Income.
Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Nine Months Ended
	November 4, 2025		November 5, 2024
Operating income (1)(2)	$100.0	6.4%	$176.3	11.0%
General and administrative expenses (2)	89.2		80.6
Depreciation and amortization expense	191.4		174.2
Pre-opening costs	14.8		12.6
Other charges and gains (2)	7.0		6.3
Store Operating Income Before Depreciation and Amortization, a non-GAAP measure (1)(2)	$402.4	25.6%	$450.0	28.2%
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Results of Operations
Revenues - Selected revenue data and store data for the periods indicated are as follows:

	Nine Months Ended
	November 4, 2025	November 5, 2024	Change
Comparable store revenues (1)(2)	$1,397.2	$1,478.7	$(81.5)
Noncomparable store revenues (1)(2)	149.3	94.7	54.6
Other noncomparable revenues (2)(3)	26.7	24.8	1.9
Total revenues	$1,573.2	$1,598.2	$(25.0)

Comparable store operating weeks (1)	8,190	8,250	(60)
Noncomparable store operating weeks (1)	1,018	593	425
Total store operating weeks	9,208	8,843	365
(1)During the second quarter of 2024, we adjusted our period close from Sunday to Tuesday of each week (see further discussion at Note 1). This adjustment had the effect of adding 59 store operating weeks for our comparable stores and ten weeks for our noncomparable stores for the 2024 period.
(2)Revenues in the 2024 period of $5.3M and $0.3M for our comparable and noncomparable stores, respectively, have been reclassified to other revenues and deferrals to be consistent with the presentation for the 2025 period. These revenues represent deferred revenue and gift card breakage amounts that were historically recorded at the store level for our Main Event stores. After these reclassifications, the comparable store revenues and noncomparable store revenues reflect point-of-sale transactions for each period allow for a more accurate comparison of store level results for the comparable periods presented.
(3)Includes changes in deferred entertainment revenues, gift card deferrals and certain other revenues not associated with stores.
The table below represents our revenue mix for the fiscal periods indicated:

	Nine Months Ended
	November 4, 2025		November 5, 2024
Entertainment revenues	$1,010.5	64.2%	$1,056.0	66.1%
Food revenues	388.6	24.7%	370.4	23.2%
Beverage revenues	174.1	11.1%	171.8	10.7%
	$1,573.2	100.0%	$1,598.2	100.0%
Total revenues for the 2025 period decreased $25.0, or 1.6%, to $1,573.2 compared to $1,598.2 for the 2024 period. The decrease in revenue was primarily attributable to an $81.5 decrease in comparable store sales, partially offset by a $54.6 increase in noncomparable store revenues, and an increase of $1.9 in other noncomparable revenues. The decrease in comparable store revenues was due to a reduction in walk-in business relative to the prior year period and a decrease in the number of operating weeks as a result of the change in fiscal calendar during the 2024 period. The change in other noncomparable revenues reflects breakage on unredeemed game play credits and tickets corresponding to guest redemption patterns over time. See Revenue Recognition at Note 1 to the unaudited consolidated financial statements for a discussion of revenue recognition associated with game play credits and tickets.
Cost of products - The total cost of products was $222.1 for the 2025 period and $236.9 for the 2024 period. The total cost of products as a percentage of total revenues decreased to 14.1% for the 2025 period compared to 14.8% for the 2024 period. The decrease in total cost of products as a percentage of total revenues was associated with declines in both entertainment and food and beverage cost of sales, partially offset by a higher mix of food and beverage revenue.
Cost of entertainment decreased to $81.4 in the 2025 period compared to $91.2 in the 2024 period. The cost of entertainment, as a percentage of entertainment revenues, decreased to 8.1% for the 2025 period from 8.6% in the 2024 period. The decrease was primarily attributable to vendor cost savings and lower redemptions due to ticket payout adjustments and redemption center pricing changes.
Cost of food and beverage products decreased to $140.7 for the 2025 period compared to $145.7 for the 2024 period. Cost of food and beverage products as a percentage of food and beverage revenues decreased to 25.0% for the 2025 period from 26.9% for the 2024 period. The decrease was primarily attributable to offering fewer discounts compared with the prior period, continued supply chain and ingredient optimization, and a more favorable mix of products sold.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Operating payroll and benefits
Total operating payroll and benefits increased to $398.6 in the 2025 period compared to $393.7 in the 2024 period. The $4.9 increase was primarily due to a $12.3 increase associated with noncomparable stores, partially offset by labor efficiencies. The total cost of operating payroll and benefits as a percentage of total revenues for 2025 was 25.3% compared to 24.6% in 2024.
Other store operating expenses
Other store operating expenses increased to $550.1 in the 2025 period compared to $517.6 in the 2024 period. Of the $32.5 increase, $21.1 was related to noncomparable stores, $9.9 was related to increases in non-capitalizable games maintenance, systems costs and other preventative maintenance costs, and the balance of the increase was related to higher marketing spend, occupancy costs, and a favorable self-insurance reserve adjustment recognized in the prior year. Other store operating expense as a percentage of total revenues increased to 35.0% in the 2025 period compared to 32.4% in the 2024 period.
General and administrative expenses
General and administrative expenses increased to $89.2 in the 2025 period compared to $80.6 in the 2024 period. The increase in general and administrative expenses in 2025 was driven primarily by higher share-based compensation of $19.8, largely offset by system maintenance costs and other non-recurring and restructuring items. See Note 6 to the consolidated financial statements for share-based compensation by period presented. General and administrative expenses as a percentage of total revenues were 5.7% in the 2025 period compared to 5.0% in the 2024 period due primarily to the reasons noted above.
Depreciation and amortization expense
Depreciation and amortization expense increased to $191.4 in the 2025 period from $174.2 in the 2024 period, primarily due to new store openings and remodels.
Pre-opening costs
Pre-opening costs increased to $14.8 in the 2025 period compared to $12.6 in the 2024 period. This increase was primarily due to the timing of costs in our pipeline of new stores for each period.
Other charges and gains
Other charges and gains increased to $7.0 in the 2025 period compared to $6.3 in the 2024 period primarily due to the write-off of certain assets, partially offset by decreased system implementation costs.
Interest expense, net
Interest expense, net increased to $115.7 in the 2025 period compared to $99.9 in the 2024 period due primarily to incremental interest expense associated with sale-leaseback transactions and borrowings outstanding under our Credit Agreement, partially offset by a decrease in interest rates on our Credit Facility. See further discussion of the Company's debt activity and failed sale-leaseback transaction at Note 4 and Note 3, respectively, to the unaudited consolidated financial statements.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Provision for income taxes
The effective tax rate for the 2025 period was 42.7%, compared to 19.9% for the 2024 period. The effective tax rate increase for the 2025 period in comparison to the 2024 period was impacted by a shift from pre-tax income to a pre-tax loss and the relative impact of tax credits, state taxes and permanent items was amplified against a negative base. For the 2025 period, tax credits and the federal benefit of the loss produced a significant tax benefit that outweighed state tax expense and other items, in comparison to prior year these items were absorbed over a larger, positive pre-tax base, resulting in a lower, more normalized rate.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Liquidity and Capital Resources
Credit Facility
In fiscal 2022, the D&B Inc. entered into a senior secured credit agreement (as amended from time to time, the “Credit Agreement”) that provides for a revolving credit facility and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, D&B Inc. entered into an amendment with its banking syndicate, which amended the Credit Agreement (the “Fourth Amendment”). The Credit Facility is unconditionally guaranteed by D&B Holdings and certain of D&B Inc.’s existing and future wholly owned material domestic subsidiaries.
The Fourth Amendment, among other things:
•provided for a new tranche of term loans in an aggregate principal amount of $700.0 (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and
•increased the Revolving Credit Facility by $400.0 to a total of $650.0 and extended the maturity date to November 1, 2029.
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
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of November 4, 2025, we had letters of credit outstanding of $13.7 and an unused commitment balance of $428.3 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Facility, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.
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
Sale-leaseback transactions
The Company has entered into sale and master lease agreements (a “sale leaseback”) with unrelated third parties. Under these agreements, the Company has sold certain store properties, including land, buildings and certain improvements and then leased the assets back through the sale-leaseback transactions.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
The sale-leaseback transactions were accounted for as failed sale leasebacks based on GAAP under ASC 842, Leases. As a result, the store property assets remained on the Consolidated Balance Sheet at their historical net book value and are depreciated over the remaining term of the applicable master lease. Financing liabilities were recognized in the amount of the proceeds received, net of certain transactions costs. The Company does not recognize rent expense related to the leased assets. Instead, monthly rent payments under the applicable master lease agreement are recorded as interest expense and a reduction of the outstanding liability.
Refer to Note 3 to the unaudited consolidated financial statements for further discussion of these transactions.
Interest expense
The following table sets forth our recorded interest expense, net for the periods presented:

	Three Months Ended		Nine Months Ended
	November 4, 2025	November 5, 2024	November 4, 2025	November 5, 2024
Interest expense on debt	$31.9	$28.5	$95.9	$88.3
Amortization of debt issue discounts and issuance costs	2.3	2.8	6.7	8.4
Interest expense on sale-leaseback transactions (1)	6.2	2.5	15.8	5.4
Interest expense on finance leases (1)	0.6	—	0.8	—
Interest income	—	(0.1)	(0.5)	(0.4)
Capitalized interest	(0.8)	(0.8)	(3.0)	(1.8)
Total interest expense, net	$40.2	$32.9	$115.7	$99.9
(1)    See discussion of failed sale-leaseback transactions and finance leases at Note 3 to the unaudited consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Credit Adjusted EBITDA and Net Total Leverage Ratio.
Credit Adjusted EBITDA, a non-GAAP measure, represents net loss plus certain items as defined at Adjusted EBITDA at Non-GAAP Financial Measures above, as well as certain other adjustments as defined in our Credit Agreement. These other adjustments include (i) entertainment revenue deferrals, (ii) the cost of new projects, including store pre-opening costs, (iii) business optimization expenses and other restructuring costs, and (iv) other costs and adjustments as permitted by the Debt Agreements. The following table reconciles Net income to Credit Adjusted EBITDA, as defined in our Credit Agreement for the period indicated:

Trailing Four Quarters Ended November 4, 2025
Net income	$0.3
Add back:
Interest expense, net	151.1
Loss on debt refinancing	—
Provision for income taxes	(7.3)
Depreciation and amortization expense	255.4
Share-based compensation (1)	15.3
Transaction and integration costs (2)	2.6
System implementation costs (3)	4.6
Other items, net (4)	30.4
Pre-opening costs (5)	20.9
Credit Facility specific items, net (6)	9.8
Credit Adjusted EBITDA, a non-GAAP measure	$483.1
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
(6)Represents other adjustments allowed under our Credit Agreement in the determination of Net Total Leverage Ratio including i) amortization of software costs, ii) executive search fees, iii) public company costs, iv) estimated impact of remodels to financial performance and v) the proforma impact of certain leases that were reclassified as finance leases during fiscal 2025.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
The following table provides the Net Total Leverage Ratio calculation, as defined in our Credit Agreement as of and for the period indicated:

	As of, and for the Trailing Four Quarters Ended November 4, 2025
Credit Adjusted EBITDA (a)	$483.1
Total debt (1)	$1,593.0
Less: Cash and cash equivalents	(13.6)
Add: Outstanding letters of credit	13.7
Net debt (b)	$1,593.1
Net Total Leverage Ratio (b / a)	3.3	x
(1)Amount represents the face amount of debt outstanding, net of unamortized debt issuance costs and debt discounts, and balances outstanding under finance leases. See discussion of finance leases at Note 3 to the unaudited consolidated financial statements.
Dividends and Share Repurchases
In March 2023, our Board of Directors approved a share repurchase program with an initial authorized limit of $100.0. Subsequently, our Board of Directors approved additional repurchases for a total authorized limit of $600.0 under the plan as of November 4, 2025. During the nine months ended November 4, 2025, the Company repurchased 1.04 shares at an average of $23.03 per share. The remaining dollar value of shares that may be repurchased under the program was $104.1 as of November 4, 2025. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
There have been no dividends declared or paid during 2025. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, compliance with debt agreements and other factors that the Board of Directors considers relevant.
Cash and Cash Equivalents
As of November 4, 2025, the Company had cash and cash equivalents of $13.6. The Company can operate with a working capital deficit because cash from sales is usually received before related liabilities for product supplies, labor and services become due. Our operations do not require significant inventory or receivables, and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as non-current assets and not a part of working capital. Based on our current business plan, we believe our cash and cash equivalents, combined with expected cash flows from operations and available borrowings under our Revolving Credit Facility, should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our capital allocation strategy, including capital expenditures, through at least the next twelve months.

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
Cash flow from operating activities decreased to $187.8 for the 2025 period compared to $203.4 for the 2024 period. The decrease was primarily driven by a decrease in net income (loss) and the timing changes in working capital.
Investing Activities — Cash flow used in investing decreased to $317.9 for the 2025 period from $359.9 for the 2024 period primarily due to a decrease in new store, remodel and maintenance expenditures, partially offset by an increase in capital expenditures related to gaming updates.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
The table below reflects accrual-based capital additions. Capital additions do not include any reductions for accrual-based leasehold incentives or sale-leaseback proceeds received.

	Nine Months Ended
	November 4, 2025	November 5, 2024
New stores	$142.6	$155.6
Remodels and other initiatives	47.9	148.9
Games	47.0	15.2
Maintenance capital	30.8	44.3
Total capital additions	$268.3	$364.0
Payments from landlords - tenant improvements and lease incentives (1)	$16.6	$16.3
Payments from landlords - sale leasebacks (2)	$96.2	$73.3

(1)     Amounts received from landlords as reimbursements for tenant improvements are included in cash provided by operating activities for operating leases or cash used in investing activities for finance leases in the Consolidated Statements of Cash Flows.
(2)    See Note 3 for a discussion of sale-leaseback agreements.
Financing Activities — Cash flow provided by financing was $136.8 in the 2025 period primarily consisting of net debt proceeds and proceeds from sale-leaseback transactions, partially offset by share repurchases. Cash flow provided by financing activities of $127.8 in the 2024 period primarily consisted of net debt proceeds, proceeds from sale-leaseback transactions and proceeds from stock option exercises, partially offset by share repurchases.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations as reported on Form 10-K for the year ended February 4, 2025 except for sale-leaseback transactions discussed at Note 3 to the unaudited consolidated financial statements.
Accounting policies and estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis, and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates is included in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for fiscal 2024.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Interest Rate Risk
Our borrowings under the Credit Facility, discussed further at Note 4 to the unaudited consolidated financial statements, bear interest based on variable interest rates. As of November 4, 2025, the Company had $208.0 outstanding on its revolving facility and an outstanding balance of $1,384.0 on its term loan facility. The impact on our annual results of operations of a hypothetical one percentage point interest rate change on the outstanding balance of the Credit Facility as of November 4, 2025 would be approximately $15.9.
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
Changes in Internal Control Over Financial Reporting
There were no other changes to our internal control over financial reporting practices or processes that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting during our third quarter ended November 4, 2025.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 5 to our unaudited consolidated financial statements set forth in Part I of this report.
Item 1A. Risk Factors
See discussion in “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended February 4, 2025. There have been no material changes from the information set forth in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 4, 2025.
Item 2.    Unregistered Sales of Equity Securities
Information regarding repurchase of our common stock during the nine months ended November 4, 2025:

Period (1)	Total Number of Shares Repurchased (2) (in millions)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2) (3) (in millions)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans (4) (in millions)
February 5, 2025 to March 4, 2025	0.78	$24.2	0.78	$109.1
March 5, 2025 to April 8, 2025	0.26	$19.5	1.04	$104.1
April 9, 2025 to May 6, 2025	—	$—	—	$—
May 7, 2025 to June 3, 2025	—	$—	—	$—
June 4, 2025 to July 8, 2025	—	$—	—	$—
July 9, 2025 to August 5, 2025	—	$—	—	$—
August 6, 2025 to September 2, 2025	—	$—	—	$—
September 3, 2025 to October 7, 2025	—	$—	—	$—
October 8, 2025 to November 4, 2025	—	$—	—	$—
(1)The Company uses a “4-5-4” calendar to determine the months in each quarter. The periods presented represent the 4-week and 5-week periods making up the nine months ended November 4, 2025.
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

Item 5. Other Information
Resignation of Director; Reduction in Board Size
On December 8, 2025, Hamish A. Dodds notified the Company of his resignation from the Company’s Board of Directors, effective immediately. Mr. Dodds’ resignation was not due to any disagreement with the Company or its management with respect to any matter relating to the Company’s operations, policies, or practices. With Mr. Dodds’ resignation, the Board of Directors determined on December 8, 2025 to decrease the number of seats on the Board of Directors from eight (8) to seven (7), effective immediately.
Appointment of President, Main Event brand
On December 8, 2025, the Company appointed Mr. Tony Wehner as its President, Main Event brand, effective January 1, 2026.
Mr. Wehner, 57, joined the Company through the acquisition of Main Event on June 29, 2022, and has served as Senior Vice President and Chief Operating Officer of the Company since July 2022. He served as Chief Operating Officer of Main Event from January 2021 to July 2022. Prior to that, Mr. Wehner served as Chief Executive Officer of BigShots Golf, a golf-themed entertainment venue, from January 2020 to January 2021, and Chief Operations Officer of Bar Louie,

an American gastropub restaurant chain, from June 2017 to January 2020. He also previously held various operations roles with Logan’s Roadhouse, a roadhouse theme steakhouse chain from 2016 to 2017, On the Border LLC, a Mexican grill and cantina, from 2010 to 2015, and the Chili’s Grill & Bar and On the Border restaurant brands while at Brinker International, Inc., a leading casual dining restaurant company, from 1997 to 2008.
In connection with his appointment, the Company and Mr. Wehner have entered into an amended employment agreement (the “Wehner Amended Employment Agreement”) providing the following compensation terms: (i) an annualized base salary of $450,000 per year, (ii) an annual cash bonus with a target bonus of 80% of his annual salary, (iii) eligibility to participate in the Company’s Long-Term Incentive Program (the “LTIP”) with a target award equal to 60% of his base salary, (iv) a one-time grant of Restricted Stock Units with an aggregate grant date fair value of $200,000, (v) to receive such additional incentive grants as may be made to align Employee’s incentives with those of the Company’s Chief Executive Officer and executive leadership team, at the same time and on substantially similar terms as the executive team, in each case subject to the approval of the Board of Directors and the terms and conditions of the applicable equity plan and award agreements; and (vi) eligibility to participate in the Company’s employee benefit plans as in effect from time-to-time on the same basis as generally made available to other senior executives of the Company. Additionally, upon termination without “cause” by the Company or upon termination by Mr. Wehner due to “good reason” (as these terms are defined in the Wehner Amended Employment Agreement), subject to the execution of a release of claims and continued compliance with the restrictive covenants contained in the Wehner Amended Employment Agreement, Mr. Wehner is entitled to (i) continued payment of his annual base salary for 18 months, (ii) any unpaid bonus for a completed calendar year based on actual performance, (iii) a pro-rata bonus for the year of termination based on actual performance and (iv) continued payment of medical premiums for 12 months. Mr. Wehner has already entered into the Company’s standard officer indemnity agreement. The description of the Wehner Amended Employment Agreement is qualified in its entirety by the terms of the Wehner Amended Employment Agreement, a copy of which is attached as an exhibit to this report and incorporated by reference herein.
The Company is not aware of any arrangement or understanding between Mr. Wehner and any other person pursuant to which he was appointed as the position of President, Main Event brand. Mr. Wehner does not have any family relationships with any of the Company’s directors or executive officers or a direct or indirect material interest in any transaction or series of similar transactions that would require disclosure under Item 404(a) of Regulation S-K.
Appointment of Interim Chief Operations Officer, Dave & Buster’s brand
On December 8, 2025, the Company appointed Brian McCleary as Interim Chief Operations Officer, Dave & Buster’s brand, effective January 1, 2026. Mr. McCleary will succeed Mr. Wehner, who will transition out of his role as the Company’s Chief Operations Officer and into the role of President, Main Event brand, effective January 1, 2026, as discussed above.
Mr. McCleary, 52, has been Vice President, Operations of the Company since January 2017. Before his appointment as Vice President, he held several other positions in the Operations organization, including Regional Operations Director from January 2011 to January 2017 and General Manager from January 2004 to January 2001. Before Dave & Buster’s, Mr. McCleary served as a general manager with The Cheesesteak Factory, a restaurant chain, from May 2001 to January 2001. Between June 1997 and May 2001, he held positions as Expeditor (June 1997-September 1997), Manager (September 1997-March 1998), Senior Manager (March 1998-April 1999), and Assistant General Manager (April 1999-May 2001), with The Cheesesteak Factory.
The terms of Mr. McCleary’s compensation as Interim Chief Operations Officer, Dave & Buster’s brand, have yet to be determined. The Company will file a Form 8-K when such compensation has been determined.
The Company is not aware of any arrangement or understanding between Mr. McCleary and any other person pursuant to which he was appointed to the position of Interim Chief Operations Officer, Dave & Buster’s brand. Mr. McCleary does not have any family relationships with any of the Company’s directors or executive officers or a direct or indirect material interest in any transaction or series of similar transactions that would require disclosure under Item 404(a) of Regulation S-K.
Credit Agreement Amendment
On December 9, 2025, D&B Inc., Dave & Buster’s Holdings, Inc. (“Holdings”), the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (the “Agent”) entered into the Fifth Amendment to Credit Agreement (the “Amendment”), which amended that certain Credit Agreement, dated June 29, 2022 (the “Credit Agreement” and the Credit Agreement, as amended by the First Amendment to Credit Agreement, dated as of June 30, 2023, the Second Amendment to Credit Agreement, dated as of January 19, 2024, the Third Amendment to Credit Agreement and Joinder Agreement, dated as of January 31, 2024, the Fourth Amendment to Credit Agreement, dated as of

November 1, 2024, and as further amended by the Amendment, the “Amended Credit Agreement”), by and among D&B Inc., Holdings, the additional borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto and the Agent. The Amendment, among other things, provides for (i) an increase in the maximum permitted net total leverage ratio of D&B Inc. and its restricted subsidiaries from 3.50:1.00 to 4.00:1.00 as of the end of each fiscal quarter when applicable to test the net total leverage ratio and (ii) so long as the net total leverage ratio of D&B Inc. and its restricted subsidiaries exceeds 3.00:1.00, an increase to the margin applicable to the revolving loans to, in the case of SOFR loans, 3.25% per annum and, in the case of ABR loans, 2.25% per annum.
The foregoing description of the Amendment is a summary and is therefore qualified in its entirety by the complete text of the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Insider Trading Arrangements
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended November 4, 2025.

Item 6.    Exhibits

Exhibit Number	Description

10.1*+
Fifth Amendment to Credit Agreement, dated as of December 9, 2025, by and among Dave & Buster’s, Inc., Dave & Buster’s Holdings, Inc., the additional borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch.

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
__________________
*Filed herewith
**    Furnished herewith
+    Certain provisions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: December 9, 2025	By:	/s/ Tarun Lal
Tarun Lal
Chief Executive Officer

Date: December 9, 2025	By:	/s/ Darin Harper
Darin Harper
Chief Financial Officer