Form 10-K
period 2026-02-03
Dave & Buster's Entertainment, Inc.
filed 2026-03-31
CIK 1525769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates, based on the closing price of the last day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was approximately $1.0 billion. The number of shares of the registrant’s Common Stock outstanding as of March 27, 2026 was 34,739,405.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

DAVE & BUSTER’S ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 3, 2026

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things: our results of operations; financial condition; liquidity; prospects; growth; strategies; the industry in which we operate; expansion and opening of new locations; expectations regarding variability in run-rate levels in our stores and seasonality; expectations of future proceeds from sale-leaseback transactions; anticipated breakage; our compliance with debt covenants and the terms of our Credit Agreement (as defined herein); our defenses to various legal claims we may face; and opportunities and risks affecting our business, industry and financial results, including macroeconomic factors.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully design and execute our business strategy; our effectiveness at integrating and operating our past or future acquisitions; the effects of new or improved technologies or changes in consumer behavior; the potential for unfavorable publicity; our ability to obtain and renew leases on favorable terms or at all; our substantial indebtedness and covenants in our Credit Agreement restricting our ability to implement our business plan; our success in opening and operating new stores profitably and optimizing existing stores; risks related to our information systems and potential cybersecurity breaches or other privacy or data incidents; the cost and availability of certain commodities; our procurement of new games and entertainment offerings and our ability to obtain related licensing rights; the extensive laws and regulations in which we must comply with; and other factors, including those set forth in in Item A. Risk Factors in this Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-K, such results or developments may not be indicative of results or developments in subsequent periods. Forward-looking statements are based only on information currently available to us and speak only as of the date of this Form 10-K. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.
PART I
ITEM 1.    Business
Dave & Buster’s Entertainment, Inc. (“D&B Entertainment”) is the owner and operator of 243 venues in North America that offer premier entertainment and dining experiences for both adults and families under the Dave & Buster's and Main Event brands. As of February 3, 2026, the Company had 179 Dave & Buster’s branded stores in 43 states, Puerto Rico, and Canada that offer guests the opportunity to “Eat Drink Play and Watch”, all in one location. Each store offers a full menu of entrées and appetizers, a complete selection of alcoholic and non-alcoholic beverages, and an extensive assortment of entertainment attractions centered around playing games and watching live sports and other televised events. Internationally, the Company is in early-stage growth as a franchisor of the Dave & Buster’s brand, with four franchised locations currently open. As of February 3, 2026, the Company also has 64 Main Event stores in 22 states across the United States. Main Event offers food, drinks and entertainment, including state-of-the-art bowling, laser tag, arcade games and virtual reality, making it the perfect place for families to connect and make memories.
Unless otherwise provided in this report, references to “Dave & Buster’s,” “we,” “us,” “our” or the “Company” refer to D&B Entertainment and its wholly owned subsidiaries and any predecessor entities. All dollar amounts are presented in millions, unless otherwise noted or the context otherwise requires, except for per share amounts.

Our fiscal year consists of 52 or 53 weeks ending on the Tuesday after the Monday closest to January 31. During fiscal 2024, we adjusted the year-end day from Sunday to Tuesday to improve labor and operational efficiencies by ending the Company's periods outside of the busier weekend timeframe. Each quarterly period has 13 weeks, except in a 53-week year when the fourth quarter has 14 weeks. Fiscal 2025 and fiscal 2024 contained 52 weeks, while fiscal 2023 contained 53 weeks. We refer to our fiscal years ended February 3, 2026, February 4, 2025 and February 4, 2024 as “fiscal 2025,” “fiscal 2024,” and “fiscal 2023,” respectively, throughout this report.
Entertainment
Game play is a key aspect of the entertainment experience at each of our stores, which we believe is the core differentiating feature of our brands. The arcade in each of our stores is an area where we offer a wide array of entertainment options (including redemption, simulation, virtual reality, traditional arcade and other midway-style games and experiences), some of which are exclusive to our Dave & Buster's and Main Event brands on a permanent or temporary basis. Our Dave & Buster’s and Main Event stores average approximately 125 and 112 games, respectively. The number of entertainment options at any particular store depends on the location footprint and other activities offered, which may include bowling, laser tag, billiards and gravity ropes.
Most of our games are activated by game play credits on cards or other radio-frequency identification devices. A customer purchases a card with game play credits or “chips” at an automated kiosk, through our mobile application, or from one of our team members. Our entertainment revenues accounted for approximately 62.9% of our total revenues during fiscal 2025. Redemption games offer our customers the opportunity to win tickets that are redeemable at a retail-style space in our stores with prizes ranging from branded novelty items to high-end electronics.
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
Sports viewing is another key component of the entertainment experience at Dave & Buster’s. All our stores have multiple large screen televisions and high-quality audio systems providing customers with a dedicated area for watching live sports and other immersive programming. The majority of our Dave & Buster's branded stores have an enhanced viewing experience with huge cutting-edge LED “Wow Walls” that deliver an elevated viewing experience and provide a platform for broader programming and marketing opportunities. Our sports-viewing areas offer an immersive viewing environment that provide customers with large, high-definition televisions, where customers watch national and local sports programming and enjoy our full bar and food menu. We strive to create an energetic environment that includes a differentiated and interactive viewing experience for customers. We believe these features create an energetic and social environment and support our strategy of positioning Dave & Buster’s as an entertainment destination. At Dave & Buster’s guests can enjoy arcade games, complemented by sports viewing, along with food and beverage offerings as part of an integrated entertainment experience.
Food and Beverage
We strive to differentiate our food with quality, flavorful offerings guided by a “modern American dining” identity at both our Dave & Buster’s and Main Event locations. These offerings are rooted in enhanced flavors and quality ingredients across a condensed number of menu items that enable our customers to explore new flavors while offering a balanced selection of familiar dishes. In recent years, we have modified our menus for simplified execution and made kitchen enhancements to allow us to deliver dishes to customers faster and drive an improved customer experience. During the third quarter of 2025, we launched our “back-to-basics” menu at our Dave & Buster’s stores, to bring back historically favored menu items and to add new menu options. We will continue to evolve our menus to reflect the changing tastes of our broad customer base, with options for full meals and appetizers to share with friends. We deliver high-quality offerings, including a wide variety of starters, one-of-a-kind burgers and handhelds, choice-grade steaks, pasta, and low calorie, vegetarian, and gluten-friendly options. We believe our broad menus offer something for everyone and are appropriate for many different occasions. To ensure that we stay on-trend, we continue to update our menus regularly with new food items or tailored promotions.
Each of our locations also offers full bar service, including a variety of beers, hand-crafted cocktails, and premium spirits. We are focused on maintaining a streamlined beverage menu for ease of execution, while using quality ingredients including fresh juices, purees and house-made mixers. Beverage service is typically available throughout the entire store, allowing for multiple point-of-sale opportunities. We believe that our high margin beverage offering is complementary to the other offerings at each of our stores.

Competitive Positioning
The out-of-home entertainment market is highly competitive. We compete for customers’ discretionary income on entertainment with localized attraction facilities such as movie theaters, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, night clubs and restaurants as well as theme parks. We also face competition from local, regional, and national establishments that offer similar entertainment experiences and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. Some of these establishments may exist in multiple locations, and we may also face competition on a national basis in the future from other similar concepts. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming.
The key elements that drive our total customer experience and help position us from a competitive standpoint include the following:
High brand awareness with broad customer appeal.
We believe that the customer experience at our stores, supported by our extensive marketing reach, has helped us create widely recognized brands. As of February 3, 2026, we had approximately 90% national brand awareness for Dave & Buster’s as an entertainment and dining venue, and a broad customer appeal across families and young adults. The primary target audience for our Dave & Buster’s locations is young adults and families, while our Main Event stores primarily focus on families with children.
Multi-faceted customer experience highlights our value proposition.
We believe that our combination of interactive games, attractive television viewing areas, high-quality dining, and full-service beverage offerings, delivered in a highly energized atmosphere, provides a multi-faceted customer experience that cannot be easily replicated at home or elsewhere without having to visit multiple destinations. We aim to offer our customers a value proposition comparable or superior to many separately available dining and entertainment options. We continuously work with game manufacturers and others to create new games and attractions that include content exclusively available at our Dave & Buster’s and Main Event stores on a permanent or temporary basis. Our new games in combination with new food and beverage offerings and focused attention to the customer experience are intended to help us to retain and generate customer traffic. Our value proposition is enhanced by marketing initiatives including unlimited game play offers or free game play as an introduction to new games, game play dollar volume discounts and eat and play promotional offers. We believe these initiatives encourage customers to participate more fully across our food, beverage, and entertainment offerings.
Store models generate favorable store economics and strong returns.
We believe our store models offering entertainment, food, and beverage options provide the benefit of historically higher revenue per store, higher gross margins, and higher operating income margins in comparison to traditional restaurant concepts.
Our entertainment offerings have low variable costs, generating a gross margin of 91.9% for fiscal 2025. Because entertainment generated 62.9% of our fiscal 2025 revenues, we have less exposure to increasing food costs and associated restaurant labor than traditional restaurant concepts. As a result, our business model generates strong operating cash flow which we can use to reinvest in the business, pay down debt or return capital to shareholders through share repurchases or dividends.
Our favorable store economics allow us to target new store returns of at least 30% and 25% cash-on-cash returns over one and five-year periods, respectively. We define and calculate cash-on-cash returns for an individual store as (a) Adjusted EBITDA (defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the store level, divided by (b) our net development costs. Net development costs include equipment, building, leaseholds and site costs, net of tenant improvement allowances and other landlord payments, sale-leaseback proceeds, excluding pre-opening costs and capitalized interest.
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

Strategy
We have a multi-faceted growth strategy focused on the following key components:
Drive growth in comparable store sales.
We strive to differentiate our brands from other entertainment and dining alternatives and drive growth in our comparable sales through the following strategies:
•Offer the latest entertainment to bring people together. We believe that our diverse offering of games and amusement activities is the core differentiating feature of our brands. Staying current with the latest amusement offerings promotes customer traffic to our stores and provides an exciting environment to enjoy with friends and family through the latest multiplayer games and challenges and social gaming experiences. We plan to continually update our games each year through the development of innovative and proprietary games and the purchase of new games that we believe will resonate with our customers to drive brand relevance due to a variety of factors, including their large scale, eye-catching appearance, association with recognizable brands, ability to be experienced by a group or the fact they cannot be easily replicated at home. We intend to extend our programming capabilities at our stores by offering more curated content and creating a calendar of ongoing and one-time events leveraging our investments in the best and latest audio-visual technology. We also plan to continuously review and update pricing of our games and amusement activities to provide affordable entertainment while remaining competitive with our peers.
•Offer novel food & drink at competitive prices. We aim to offer a wide variety of craveable items at optimized prices for our guests. We strive to increase efficiency by simplifying execution, allowing us to deliver dishes to the table hotter and faster for an improved customer experience. We continually update and innovate our food offerings based on customer research and optimize our selections to improve execution efficiency.
•Drive customer engagement through an optimized media mix and strategic loyalty offerings. We continue to review and optimize our media mix to both drive incremental visits from our existing customer base and increase new customer traffic. We maintain our focus on delivering personalized messaging that connects with consumers to drive incremental visitations and focus our advertising on our brand story and our attractive offerings. In addition, we continue to leverage our customer relationship management program and our growing loyalty database by delivering more targeted individualized offers, creative content, and exclusive offerings.
•Refresh our existing sites. We consistently update our existing sites through regular maintenance. We will invest in remodels of certain existing stores, as needed, to modernize our layouts, maintain or grow customer traffic and drive efficiency.
•Drive incremental sales volume through special event hosting. Our dedicated sales team strives to drive incremental special events traffic in each of our stores. We maintain our focus on opportunities to grow special events sales including optimized online booking and entertainment offerings tailored towards group events, and the introduction of ticketed experiences that allow smaller groups and individual guests to participate in themed or limited-time programming within our venues. We also offer elevated banquet menu offerings and dedicated service to provide an exceptional guest experience.
•Drive an improved experience and optimize operations through targeted technology investments. We continue to streamline our service model through store-level technology improvements including kiosks and other self-service technology. We regularly invest in analytics tools and technology upgrades to more efficiently measure and improve performance, drive incremental sales, and continuously monitor costs and profitability.
Invest domestically in our brands.
We believe the Dave & Buster’s and Main Event brands have significant domestic growth opportunities in the United States. In fiscal 2025, we opened eight Dave & Buster's stores and three Main Event stores, in addition to the relocation of one Dave & Buster’s location. In fiscal 2026 and beyond, the number of openings will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, generate sufficient operating cash flows or have sufficient financing capacity to construct new stores, obtain necessary local governmental permits, and recruit and train team members.
We select new site locations through an evaluation of a set of drivers we believe increase the probability of successful, high-volume stores, including: site quality, visibility, accessibility and traffic volume, population density, competitive presence and trade area demographics. The experience and established relationships derived from our development team enable us to focus our attention on the most relevant network of real estate brokers, which gives us access to a large pool of qualified potential store sites.

Dave & Buster's Stores - Our Dave & Buster's stores vary in size from approximately 16,000 to 70,000 square feet. To optimize sales per square foot and further enhance our store economics, we currently utilize three basic formats when designing new stores. The target size of our future large format stores is expected to be between 30,000 and 45,000 square feet, the target size of our future medium format stores is expected to be between 25,000 and 30,000 square feet and the target size of our small future format stores is expected to be 25,000 square feet. The stores we opened in fiscal 2025 averaged approximately 28,000 square feet. We believe the smaller store format allows us to reduce capital investment risk per store and enter smaller markets that would not have warranted the investment of a larger box. For the smaller format, we have reduced the back-of-house space and optimized the customer-facing area dedicated to simulation and redemption games. We believe the smaller format maintains the dynamic customer experience that is the foundation of our brand and allows us flexibility in our site selection process.
Main Event Stores - Our Main Event stores vary in size from approximately 37,500 to 78,000 square feet. The target size of our future stores is between approximately 40,000 and 50,000 square feet. The Main Event stores we opened in fiscal 2025 averaged approximately 50,000 square feet. If an existing building exists at a target location, we could open a future store outside of this range depending on projected store economics, competition and various other factors.
Invest in foreign operations
We are expanding the Dave & Buster's brand through international franchise agreements. As of February 3, 2026, we have signed five international franchise partnerships, which will expand the Dave & Buster's brand to locations in India, Australia, the Dominican Republic, the Philippines and Mexico. Under these agreements, we currently plan to open a total of 37 franchised Dave & Buster's locations.
We opened our first international franchise location in Bengaluru, Karnataka, India, in December 2024, followed by our second in Mumbai, Maharashtra, India, in August 2025, our third in Manila, the Philippines, in October 2025 and our fourth in Santo Domingo, Dominican Republic, in February 2026. We currently have plans to open additional franchise locations in Mexico City, Mexico; Perth, Australia; and New Delhi, India in Fiscal 2026.
To drive international expansion, we have developed key strategic initiatives that uniquely support global market penetration. The initiatives include a customizable footprint to drive improved economics in each market; focused menu localization with high regional resonance; a proprietary, dynamic pricing model; global marketing programs that are demographically agnostic and locally executable; differentiated entertainment strategies and packages unique to each demographic; localized entertainment, and third-party programming.
We also own and operate two stores outside of the United States in the Canadian province of Ontario. The activities of stores outside the United States are subject to various risks of doing business in a foreign country, including currency fluctuations, changes in laws and regulations, and economic and political instability. We do not believe there is any dependence on or material risk to our domestic business related to our Canadian operations.
Human Capital Management
Our team members are the heart of our Company, and we depend on them to provide great customer service and to maintain strong operations. Our ability to attract and retain an engaged and experienced team is critical to the successful execution of our business strategies. While we continue to operate in a competitive labor environment, we believe our culture, policies, and labor practices contribute to strong relations with our team members.
Our Culture
Across the Company, we are committed to being fun creators. We are devoted to our service philosophy that calls for providing exceptional service to our customers and to each other every day. Our culture encourages intensity, hard work, and having fun. We firmly believe we are better together, and we encourage teamwork, empathy, and good judgment. We empower all team members to embrace innovation, change, and continuous learning and growth.
Our Team
As of February 3, 2026, we employed approximately 23,610 team members across both of our brands, consisting of 88.8% store hourly team members, 9.4% store management, 1.5% store support, and 0.3% dedicated special events sales force.

Our values unite us in a shared commitment to attract, retain, and engage qualified personnel to develop a team that reflects the characteristics of our customer base. We strive to provide a fun corporate atmosphere, which we believe promotes teamwork, helps our team members maximize their potential, enables our team members to make better business decisions, and fuels innovation. At Dave & Buster’s, we are committed to fostering a workplace where every individual is valued and respected, every voice is heard, every experience is valued, and every team member has equal opportunities for growth and advancement. We are proud of our progress, but we remain dedicated to continually advancing our efforts to build a vibrant, respectful, and supportive workplace.
Our Leadership Team
We are led by a strong senior management team with a wealth of experience with national brands spanning casual dining, entertainment, and other consumer-centric industries. We believe our management team’s prior experience, combined with its experience at Dave & Buster’s and Main Event, provides us with specialized insights into our customer base and enables us to create the dynamic environment that is core to our brands.
Our Store Teams
Our typical store team consists of a General Manager supported by an average of six to seven additional management positions per store. Management team members handle various departments within the store including responsibility for hourly team members. Our stores typically employ approximately 100 hourly team members, most of which are part-time.
The General Manager and the management team are responsible for the day-to-day operations of the store, including the hiring, training, and development of team members, as well as financial and operational performance. There is a defined structure of development and progression of job responsibilities within the supporting management positions to help ensure that each store has an adequate succession plan. Each store is overseen by a Regional Operations Director, Senior Regional Operations Director or Vice President of Operations (collectively, “Regional Management”) who directly or indirectly reports to our executive team. We are proud of our store leadership teams’ experience and carefully monitor our store management team retention rates, which have consistently tracked in the top quartile of the casual dining industry.
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
We strive to maintain quality and consistency through the extensive training and supervision of our team members and adherence to high standards relating to personnel performance, food and beverage preparation, safety protocols, game playability and maintenance. We provide new team members with comprehensive orientation and one-on-one training for their positions to help ensure they meet our high standards. New team members are trained by partnering with a trainer to help ensure that the training and information they receive is complete and accurate. Team members are certified for their positions by passing a series of tests, including alcohol awareness and responsibility training for service team members.
We require our new store managers to complete an eight-week training program that includes front-of-house service, kitchen, amusements, and management responsibilities. Newly trained managers are then assigned to their location, where they receive additional training with their General Manager. The last two weeks of their training include a comprehensive evaluation of new skills. We place a high priority on our continuing management development programs to ensure that qualified managers are available for our future openings. We conduct regular evaluations with each manager to discuss prior performance and future performance goals and continuously evaluate our staffing to proactively plan for growth. Through an Annual Operators Conference our General Managers share best practices with each other, and all receive an operating plan to drive performance for that year.

When we open a new store, we provide varying levels of job-specific training to team members to help ensure the opening is smooth and to help guide an efficient operation from the first day the store opens to the public. Prior to opening a new location, our dedicated training and opening team travels to the location to deliver an intensive training program for all team members. We believe this additional investment in our new stores is important because it helps us provide our customers with a quality experience from day one. After a location has been opened and is operating smoothly, the store managers supervise the training of new team members.
Corporate Responsibility
Our core values guide each of our team members to care for each other, our customers, and the communities we serve. We will not do business with organizations that employ or condone unfair labor practices. We partner with suppliers who share our commitment to ethical business conduct; fair labor practices; proven environmental, health, and safety practices; and environmental sustainability. We also specifically condemn human trafficking and abuse of child labor. We understand that supporting our communities includes being good environmental stewards and striving to conduct business in a sustainable and environmentally responsible manner.
We strongly encourage team members to give back to the communities we serve. Although our Company invests time and resources in many charitable causes, we have two main causes we focus our efforts to support. The first main charitable cause is our long-standing partnership with the Make-A-Wish Foundation, which we have proudly supported in a national partnership since April 2012. Through fiscal 2025, we have given over $20.0 cumulatively to this worthy cause, and we participate in several events throughout the year, both in our stores and at our store support center, to raise money for the Make-A-Wish Foundation. We also volunteer our time and talents to Make- a-Wish.
The second main charitable cause is our continued investment in helping our own team members during their times of greatest need through the Buster’s Legacy Fund. The Buster's Legacy Fund is an independent non-profit established to create an employee assistance fund for the benefit of team members who suffer catastrophic events resulting in severe economic hardship. The fund is financed by contributions from our team members, customers, and business partners.
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
We offer a range of promotions, daily specials, events, and key holidays and cultural moments, which provide guests with compelling reasons to return to our locations. Popular promotions include Eat & Play Combo®, Season Passes, Unlimited Game Play Passes, Half Price Games, food and beverage specials during popular sporting events, and local offers targeting industry nights, school outreach programs, with additional trivia nights, contests and more at the events.
Our media offerings are diversified, including linear and connected television, social and digital video marketing, programmatic displays, paid social, influencers, outdoor billboards, radio, and paid search. We conduct various digital marketing initiatives including search engine marketing and optimization, organic social media, content marketing, and mobile advertising campaigns.
Additionally, we continue to invest in our mobile application and web platforms, which enhance customer satisfaction, provide exclusive offers and limited-time discounts for loyal guests, and offer a convenient way for customers to purchase and recharge gaming cards. We are now able to track in-store transactions for our customer retention programs, offering promotional messaging based on the guest’s in-store spending habits. For example, we are often able to cross-sell food purchases to gaming-heavy guests by offering a free appetizer or dessert promotions with the purchase of an entrée.
Our creative strategy is designed to ignite excitement around the in-store experience, constantly showcasing fresh and innovative offerings intended to keep guests eagerly anticipating upcoming offerings. Our strategy helps to ensure our entertainment options appeal both to adults and families, with seasonal messaging to align with school breaks, sports-watching occasions, and cultural moments like holidays and special events.
Our special event marketing programs continue to support our special events team initiatives through targeted digital marketing, customer relationship management, organic social media content marketing, partnerships, co-op programs, and print marketing. We have online booking for social parties, providing added convenience and a customizable experience for our customers when booking events.
We work with best-in-class external advertising, digital media, and public relations agencies to help develop and execute our advertising programs, ensuring our marketing efforts remain at the forefront of innovation and customer engagement.

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
Our managers have daily routines focused on driving consistent execution in entertainment, food and beverage. Our inventory management platform allows us to determine the theoretical food and beverage costs for each store and provides additional tools and reports to help us identify opportunities to increase efficiency, including waste management. In addition to our own routines, we leverage a third-party vendor to help ensure quality beverage operations, responsible alcohol service and loss prevention. Our workforce management platform allows management to quickly increase or decrease labor based on real-time business needs and assists our managers in optimizing hourly labor based on anticipated sales volumes. Our enterprise resource planning platform allows us to manage and automate accounting and supply chain processes to improve efficiency, accuracy and decision-making across the organization. Our amusement team uses a proprietary system that is supported by a mobile application that identifies amusement issues and needed repairs to help ensure our games are operational and meeting our ideal playing standard. Complementing this program is our routine preventative maintenance program, designed to prevent game failure and extend the functionality of our games. Consolidated reporting tools for the key drivers of our business are provided to our Regional Management to identify and troubleshoot any systemic issues.
Our store systems enable staff to deliver the multi-faceted customer experience including ordering food and playing games. We have invested in connectivity and data infrastructure to modernize and upgrade the capacity of our store systems. Our customers can also engage with us through customer-facing digital experiences, such as the mobile application and in-store self-service kiosks.
Food Preparation, Quality Control and Purchasing
We strive to maintain the highest food quality standards. To ensure our quality standards are met, we negotiate directly with independent producers of food products. We provide detailed quality and yield specifications to suppliers for our purchases. Our systems are designed to protect the safety and quality of our food supply throughout the procurement and preparation process. Within each location, the Kitchen Manager is primarily responsible for ensuring the timely and correct preparation of food products per the recipes we specify. We provide each of our stores with various tools and training to facilitate these activities.
Store-Level Quarterly Fluctuations and Seasonality
Our revenues are influenced by seasonal shifts in consumer spending. Typically, we have higher revenues associated with the spring and year-end holidays, which will continue to be susceptible to the impact of severe or unseasonably mild weather on customer traffic and sales during that period. Our third quarter, which encompasses the back-to-school fall season, has historically had lower revenues as compared to other quarters. (See Item 1A. Risk Factors, “Our revenues and operating results may fluctuate significantly due to various risks and unforeseen circumstances, including increases in costs, seasonality, weather, acts of violence or terrorism and other factors outside our control.”)
Suppliers
We primarily offer redemption game prizes and food and beverage products, which are available from a number of different suppliers. Since we buy a significant volume of traditional and amusement games, we receive discounted pricing arrangements. Wage inflation, tariffs and other macro-economic pressures could result in increasing expenses, as suppliers may seek to pass higher costs on to us. (See Item 1A. Risk Factors, “Our operations are susceptible to the changes in cost and availability of commodities and other products, which could negatively affect our operating results.”)
Intellectual Property
We have registered the trademarks Dave & Buster’s®, Power Card®, Eat & Play Combo®, Eat Drink Play®, Eat Drink Play Watch®, Main Event®, Main Event Entertainment®, and Eat.Bowl.Play® and have registered or applied to register certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries. We consider our tradenames and our logos to be important features of our operations and seek to actively monitor and protect our interests in these properties in the various jurisdictions where we operate. We also have certain trade secrets, such as our recipes, processes, proprietary information and certain software programs that we protect by requiring all of our employees to sign a code of ethics, which includes an agreement to keep trade secrets confidential.

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
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, at https://ir.daveandbusters.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports may also be obtained on the SEC’s website at www.sec.gov. Information on our corporate governance principles and practices can also be found on our website. Information contained on our website is not incorporated by reference into this Form 10-K.
ITEM 1A.    Risk Factors
Various risks and uncertainties could affect our business. In addition to the information contained elsewhere in this report and other filings that we make with the SEC, the risk factors described below could have a material impact on our business, financial condition, results of operations, cash flows or the trading price of our common stock. It is not possible to identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
Risks Related to our Growth and Operating Strategy
If we are unable to successfully design and execute our business strategy, including growing comparable store sales, our revenues and profitability may be adversely affected.
Our ability to increase revenues and profitability is dependent on designing and executing effective business strategies. If we are delayed or unsuccessful in executing our strategies or if our strategies do not yield desired results, our business, financial condition and results of operations may suffer. Our ability to execute our business strategy is dependent upon, among other things, our ability to: increase gross sales and operating profits at existing stores with entertainment, food, and beverage options desired by our customers; evolve our marketing and branding strategies to appeal to our customers; innovate and implement technology initiatives to provide a unique digital customer experience; identify adequate sources of capital to fund and finance strategic initiatives; grow and expand operations, including identifying available, suitable, and economically viable locations for new stores and making strategic acquisitions; and improve the speed and quality of our service.
New or improved technologies or changes in consumer behavior facilitated by these technologies could negatively affect our business.
Advances in technologies, including those that use artificial intelligence, or certain changes in consumer behavior driven by such technologies could have a negative effect on our business. Technology and consumer offerings continue to develop, and we expect new or enhanced technologies and consumer offerings will be available in the future. As part of our marketing efforts, we use a variety of digital platforms including search engines; mobile, online videos; and social media platforms to attract and retain customers. We also test new technology platforms to improve our level of digital engagement with our customers and team members to help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement. Our inability to effectively use and monitor social media could harm our marketing efforts as well as our reputation, which could negatively impact our sales and financial performance.

Changes in consumer preferences and buying patterns and changes in economic conditions could negatively affect our results of operations.
The out-of-home entertainment market is highly dependent on consumer discretionary spending levels, which have in the past been and may in the future be negatively affected by economic conditions, such as: fluctuations in disposable income and changes in consumer confidence; the price of fuel and transportation; slow or negative growth; unemployment; credit conditions and availability; volatility in financial markets; inflationary pressures; weakness in the housing market; tariffs and trade barriers; wars or conflict in certain regions; pandemics or public health concerns; and changes in government and central bank monetary policies. When economic conditions negatively affect consumer spending, discretionary spending for visits to out-of-home entertainment venues has in the past been and may in the future be challenged, our guest traffic has deteriorated in the past and may deteriorate in the future, and the average amount guests spend in our venues may be reduced. This can negatively impact our results of operations, and could also result in reductions in staff levels, asset impairment charges and potential store closures.
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
Consumers’ health and dietary preferences are continually changing. As a result, we are challenged to evolve our food and beverage menu offerings to appeal to these changing customer preferences, while maintaining the character of our brands and retaining popular menu items. New information or changes in dietary, nutritional, allergen or health guidelines or environmental or sustainability concerns, whether issued by governmental agencies, academic studies, advocacy organizations or similar groups, may cause some groups of consumers to select foods other than those that are offered by our stores, which could negatively impact our food and beverage revenues.
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
Our brands and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perception of our Company, the quality of our food service and facilities and our integrity. Multi-store businesses such as ours can be adversely affected by unfavorable publicity resulting from poor food quality, food safety concerns, flu or other virus outbreaks and other public health concerns stemming from one or a limited number of our stores. While we dedicate substantial resources and provide training to ensure the safety and quality of the food we serve, these risks cannot be eliminated. Additionally, we rely on our network of suppliers to properly handle, store, and transport our ingredients for delivery to our stores. Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which could be difficult to detect and could put the safety of our food in jeopardy. The risk of food-borne illness also may increase whenever our menu items are served outside of our control, such as by third-party food delivery services or customer take-out.

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
The use of social media and similar platforms allows individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase and may act on such information without further investigation or authentication. Many social media platforms immediately publish the content their subscribers and participants post, usually without filters or checks on the accuracy of the content posted. Inaccurate or adverse information concerning our Company may be posted on such platforms at any time and may spread quickly. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also may be used for dissemination of trade secret information, compromising valuable company assets. The dissemination of information via social media and similar platforms may harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The inappropriate use of social media vehicles by our customers or team members could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation.
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
The majority of our stores operate on property that we lease rather than own. Payments under our non-cancelable, long-term operating leases account for a significant portion of our operating expenses, and we expect a predominant number of the new stores we open in the future will also be leased. The leases typically provide for a base rent plus an annual rent escalator either at a fixed amount or based on the Consumer Price Index. Certain leases also require us to pay additional rent based on a percentage of the revenue generated by the stores on the leased premises once certain thresholds are met. We generally cannot cancel these leases without a substantial economic penalty. If an existing or future store is not profitable and we decide to close it, we may nonetheless be committed to perform our obligation under the applicable lease, including, among other things, paying the base rent for the remainder of the lease term. We depend on cash flow from operations to pay our lease obligations. If our business does not generate adequate cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our existing credit facility or otherwise, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges, or fund other liquidity and capital needs, all of which could have a material adverse effect on us.
In addition, as each of our existing leases expires, we may choose not to renew, or may not be able to renew such lease, if the capital investment required to maintain the stores at the leased locations is not justified by the return required on the investment. If we are not able to renew the leases at rents that allow our stores to remain profitable as their terms expire, the number of such stores may decrease, resulting in lower revenue from operations, or we may relocate a store, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations and financial condition.
Our financial performance and the ability to successfully implement our strategic direction could be adversely affected if we fail to retain or effectively respond to a loss of key management.
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
We are party to a senior secured credit agreement (as amended from time to time, the “Credit Agreement”) that provides for a $650.0 revolving credit facility (the “Revolving Credit Facility”), under which $170.0 was outstanding as of February 3, 2026, and a term loan facility, under which $1,382.3 of principal was outstanding as of February 3, 2026 (together with the Revolving Credit Facility, the “Credit Facility”). Our substantial indebtedness could have adverse consequences to us, including:
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
Covenants in our Credit Agreement restrict our business and could limit our ability to implement our business plan.
The Credit Agreement includes covenants restricting, among other things, our ability to do the following under certain circumstances: incur or guarantee additional indebtedness or issue certain disqualified or preferred stock; pay dividends or make other distributions on, or redeem or purchase any equity interests or make other restricted payments; make certain acquisitions or investments; create or incur liens; transfer or sell assets; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; alter the business that we conduct; enter into transactions with affiliates; and consummate a merger or consolidation or sell, assign, transfer, lease or otherwise dispose of all or substantially all our assets. The Credit Agreement also requires us to comply with certain financial covenants, including to maintain a maximum net total leverage ratio.
There can be no assurance that we will be able to comply with our covenants under the Credit Agreement or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under the Revolving Credit Facility to suspend commitments to make any advance, or require any outstanding letters of credit to be collateralized by an interest-bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under the Credit Agreement, we may need additional financing to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on commercially reasonable terms, or at all. We cannot assure that we would have sufficient funds to repay outstanding amounts under the Revolving Credit Facility and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.
The success of our longer-term growth strategy depends in part on our ability to develop, open and operate new stores profitably, and on our ability to optimize our existing stores.
Our ability to timely and efficiently open new stores and to operate these stores on a profitable basis is dependent on numerous factors including quality locations, acceptable lease or purchase agreements, zoning, use and other regulations, our liquidity, staffing needs and training, permitting, customer acceptance, impact on existing stores and financial performance targets. The timing of new store openings may result in significant fluctuations in our quarterly performance. We typically incur significant costs prior to opening for pre-opening and construction and increased labor and operating costs for a newly opened store. Due to these substantial upfront financial requirements to open new stores, the investment risk related to any single store is much larger than that associated with many other entertainment or restaurant venues. Further, our ability to meet these substantial upfront financial requirements may be impacted by the ability, or willingness, of development partners to provide developer financing or reimbursement of such costs incurred by us.

Our long-term growth strategy depends, in part, on our ability to remodel existing stores in a manner that achieves appropriate returns on our capital investment. A robust store remodel program requires significant capital investment, based on the condition of each store as well as other factors, including the optimization of the size and layout of our existing stores to ensure maximum space utilization. Pursuing the wrong remodel and any delays, cost increases, disruptions or other uncertainties related to those opportunities could adversely affect our results of operations.
We may be subject to impairment losses due to potential declines in the fair value of our assets.
In accordance with generally accepted accounting principles (“GAAP”), we are required to annually evaluate our long-lived assets, goodwill and intangible assets for impairment. Significant declines in our stock price, market capitalization, or consumer spending due to increased competition, macroeconomic conditions or other factors could result in an unfavorable fair value evaluation of the carrying amounts of the assets. The resulting impairment charges related to our long-lived assets, goodwill or intangible assets could have a materially adverse effect on our results of operations.
We may fail to effectively integrate or operate our future acquisitions.
In fiscal 2022, we acquired Main Event as part of our expansion effort and may acquire more businesses in the future. If we fail to manage our future acquisitions effectively, our results of operations could be adversely affected by any of the following:
•incorrect assumptions regarding the future results of acquired operations or assets, expected cost reductions or other synergies to be realized from acquiring operations or assets;
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
We rely heavily on various information technology systems, including point-of-sale, kiosk and amusement operations systems in our stores, data centers that process transactions, communication systems and various other software applications used throughout our operations. Some of these systems have been internally developed and we rely on third-party providers and platforms for some of these information technology systems and support. Although we have operational safeguards in place, those technology systems and solutions could become vulnerable to damage, disability, or failures due to theft, fire, power outages, telecommunications failure or other catastrophic events. Any failure of these systems could significantly impact our operations. We rely on third-party service providers for certain key elements of our operations, including credit card processing, telecommunications, and utilities. Our reliance on systems operated by third parties also presents the risk faced by the third-parties’ businesses, including the operational, cybersecurity, and credit risks of such parties. If those systems were to fail or otherwise be unavailable, and we were unable to timely recover, we could experience an interruption in, or other material adverse effect on, our operations.
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
+Globally, cybersecurity attacks are increasing in number, and the threat actors are increasingly organized and well financed, or at times supported by state actors. In addition, geopolitical tensions or conflicts may create a heightened risk of cybersecurity attacks. Although we employ security technologies and practices and have taken other steps to try to prevent a breach, there are no assurances that such measures will prevent or detect cybersecurity breaches, and we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyberattacks. The techniques that may be used to obtain unauthorized access to or to sabotage systems change frequently, and we may not be able to anticipate these techniques and implement adequate preventative, responsive or protective measures. As these threats continue to evolve and increase, including due to the use of artificial intelligence by us and third parties, we continue to invest significant resources, and may be required to invest significant additional resources, to modify and enhance our cybersecurity controls and to investigate and remediate any security vulnerabilities. We maintain a dedicated insurance policy covering cybersecurity risks, and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but this policy is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Based on recent court rulings, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to cyberattacks and breaches if credit and debit card information is stolen.
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
The statutory and regulatory environment surrounding information security, privacy, and other matters involving consumer protection is increasingly demanding, with the frequent imposition of new and constantly changing laws and requirements. Compliance with these laws and requirements can be costly and time-consuming, and the costs could adversely impact our results of operations due to necessary system changes and the development of new administrative processes. Security breaches could also result in a violation of applicable privacy and other laws and subject us to private consumer, business partner or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. We are required to maintain the highest level of Payment Card Industry Data Security Standards compliance at our store support center and stores. If we do not maintain the required level of compliance, we could be subject to costly fines or additional fees from the card brands that we accept or lose our ability to accept those payment cards. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information.
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
We must continue to attract, retain, and motivate qualified management and operating personnel to maintain consistency in our service, hospitality and quality, and the atmosphere of our stores, and also to support future growth. Adequate staffing of qualified personnel is a critical factor impacting our customers’ experience in our stores. Our ability to attract and retain qualified management and operating personnel has become more challenging due to an increasingly competitive job market. If we are unable to attract and retain a satisfactory number of qualified management and operating personnel, labor shortages could delay the planned openings of new stores or adversely impact the operation of our existing stores. Any such delays, material increases in team member turnover rates in existing stores or widespread team dissatisfaction could have a material adverse effect on our business and results of operations.
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
The federal minimum wage and tip credit wage are under constant political scrutiny and may be increased or eliminated in favor of significantly more mandated benefits than what is currently required under federal law. Should such increases occur, state and local jurisdictions that have historically mandated higher wages and greater benefits than what is required under federal law may seek to further increase wages and mandated benefits. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other team members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their prices for goods, construction and services to offset their increasing labor costs.
Our labor expenses include significant costs related to our self-insured health, pharmacy and dental benefit plans. Health care costs continue to rise and are especially difficult to project given that material increases in costs associated with medical claims, or an increase in the severity or frequency of such claims, may cause health care costs to vary substantially from quarter-to-quarter and year-over-year. Any significant changes to the health care insurance system could also impact our health care costs. Material increases in health care costs could materially adversely affect our financial performance.
While we seek to offset labor cost increases through menu and game price increases, more efficient purchasing practices, productivity improvements, greater economies of scale and by offering a variety of health plans to our team members, including lower-cost high-deductible health plans, there can be no assurance that these efforts will be successful. If we are unable to effectively anticipate and respond to increased labor costs, our financial performance could be materially adversely affected.
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
Any act of violence at or threatened against our stores or the centers in which they are located, including active shooter situations and terrorist activities, may result in restricted access to our stores and/or store closures in the short term and, in the long term, may cause our customers and team members to avoid visiting our stores. Natural disasters such as earthquakes, hurricanes, fires, and severe adverse weather conditions, climate change and health pandemics can keep customers in the affected area from visiting our stores, adversely affect consumer spending and confidence levels and supply availability and costs, cause damage to, or closure of, our stores and result in lost opportunities for our stores. Any such situation could adversely impact cash flows and make it more difficult to fully staff our stores, which could materially adversely affect our business. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.
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
Our ability to continue to procure new games and entertainment offerings and other entertainment-related equipment is important to our business strategy. The number of suppliers from which we can purchase games and other entertainment-related equipment is limited. To the extent the number of suppliers declines, we could be subject to the risk of distribution delays, pricing pressure (including pressure imposed by tariffs), lack of innovation and other associated risks. We may not be able to anticipate and react to changing offerings cost by adjusting purchasing practices or game prices, and a failure to do so could have a material adverse effect on our operating results. In addition, any decrease in availability of new entertainment offerings that appeal to customers could lead to decreases in revenues as customers negatively react to a lack of new game options.
Historically, we have successfully developed several proprietary entertainment offerings that have not been available to operations outside the Company. Our ability to develop future offerings is dependent on, among other things, obtaining rights to intellectual property and compelling game content and developing new entertainment offerings that are accepted by our customers. There is no guarantee that additional licensing rights will be obtained by us or that our customers will accept the future offerings that we develop. The result could be increased expenses without increased revenues putting downward pressure on our results of operations and financial performance.

We may not be able to operate our stores or obtain/maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements, which could adversely affect our business, results of operations or financial condition.
We are subject to licensing and regulation by state and local authorities relating to the sale of alcoholic beverages, health, sanitation, safety, building and fire codes. Each store is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some states, the loss of a license for cause with respect to one store may lead to the loss of licenses at all stores in that state and could make it more difficult to obtain additional licenses in that state in the future. Alcoholic beverage control regulations impact numerous aspects of the daily operations of each store, including minimum age of patrons and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages.
The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on our operations and our ability to obtain such a license or permit in other locations.
We are also subject to amusement and game licensing and regulation by the states, counties, and municipalities in which our stores are located, due to our use of certain entertainment games and attractions, including skill-based games that offer redemption prizes. These laws and regulations can vary significantly by state, county, and municipality and, in some jurisdictions, may require us to modify our business operations or alter the mix of redemption games and simulators we offer. Moreover, as more states and local communities implement legalized gambling, the laws and corresponding enabling regulations may also be applicable to our redemption games and regulators may create new licensing requirements, taxes or fees, or restrictions on the various types of redemption games we offer. Furthermore, other states, counties and municipalities may make changes to existing laws to further regulate legalized gaming and illegal gambling. Adoption of these laws, or adverse interpretation of existing laws, could require our existing stores in these jurisdictions to alter the mix of games, modify certain games, limit the number of tickets that may be won by a customer from a redemption game, change the mix of prizes that we may offer at our redemption area or terminate the use of specific games, any of which could adversely affect our operations. If we fail to comply with such laws and regulations, we may be subject to various sanctions and/or penalties or fines or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our financial results.
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
•environmental laws and regulations governing, among other things, discharges of pollutants into the air and water as well as the presence, handling, release and disposal of and exposure to hazardous substances; and
•laws regulating other environmental matters, such as climate change, the reduction of greenhouse gases, water consumption and animal health and welfare.

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
Our business may be adversely affected by the risk of legal proceedings brought by or on behalf of our customers, team members, suppliers, stockholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We have had from time to time and now have such lawsuits pending against us. In addition, from time to time, customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a store. We are also subject to a variety of other claims in the ordinary course of business, including personal injury, lease, and contract claims.
We are also subject to “dram shop” statutes in certain states in which our stores are located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. In many instances, litigation of these claims results in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid, or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and adversely affect our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition. Also, adverse publicity resulting from these allegations, regardless of whether the allegations are valid, or we are ultimately found liable, may materially adversely affect our stores and us.

Risks Related to Our Corporate Structure, Our Stock Ownership and Our Common Stock
The market price of our common stock is subject to volatility.
The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the entertainment, restaurant or other consumer discretionary industries, and the announcement of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in those industries. In addition, the equity markets have experienced price and volume fluctuations triggered by general economic uncertainty or current events that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price for our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.
A few of our existing shareholders own a large percentage of our voting stock and have influence over matters requiring shareholder approval and may delay or prevent a change in control or otherwise lead to actual or potential conflicts of interest.
As of February 3, 2026, our directors and executive officers beneficially owned, including through their affiliates, approximately 22% of our outstanding common stock. As a result, our directors and executive officers and their respective affiliates could have the ability to exert substantial influence over all matters requiring approval by our shareholders, including (i) the election and removal of directors, (ii) any proposed merger, consolidation or sale of all or substantially all of our assets as well as other corporate transactions and (iii) any amendment to our certificate of incorporation. This concentration of control could be disadvantageous to other shareholders having different interests. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors sometimes perceive disadvantages in owning stock in companies with controlling shareholders.
Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a change of control of our Company or changes in our management and, therefore, may depress the trading price of our stock.
Our certificate of incorporation and bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our Company or changes in our management, including: restrictions on the ability of our stockholders to fill a vacancy on the Board of Directors (the “Board”); our ability to issue preferred stock with terms that the Board may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; the inability of our stockholders to call a special meeting of stockholders; the requirement that special meetings of our stockholders be called only upon the request of a majority of our Board or our Chief Executive Officer; the absence of cumulative voting in the election of directors, which may limit the ability of minority stockholders to elect directors; and advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of us.
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
Public companies, including those in the entertainment and restaurant industry, have historically been the targets of unsolicited takeover proposals. In the event that a third-party, such as a competitor, private equity firm or activist investor makes an unsolicited takeover proposal or proposes to change our governance policies or our Board or makes other proposals concerning the Company’s ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and team members and may require us to expend significant time and resources away from our primary operations. Such proposals may create uncertainty for our team members, additional risks and uncertainties with respect to the Company’s financial position, operations, strategies, and management, and may adversely affect our ability to attract and retain key members of our team. Any perceived uncertainties as to our future direction also may adversely affect the market price and volatility of our securities.

Our certificate of incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a judicial forum of their choice for disputes with us.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, team members or stockholders to our company or our stockholders; any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions inapplicable to, or unenforceable in respect of, one or more covered proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
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
We are subject to income, sales, use and other taxes in the United States and certain foreign jurisdictions. Changes in applicable U.S. or foreign tax laws and regulations, including the Tax Cuts and Jobs Act (“Tax Act”), or in their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Act, could affect our effective income tax rate. In addition, the final determination of any tax audits or related litigation could be materially different from our historical tax provisions and accruals. Changes in our tax expense or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.
Failure of our internal control over financial reporting could harm our business, financial results and stock price.
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the United States. There can be no assurance that we will be able to timely remediate a material weakness in internal controls (if any) or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, could result in substantial cost to remediate, and could cause a loss of investor confidence and decline in the market price of our stock.
ITEM 1B.    Unresolved Staff Comments
Not applicable.

ITEM 1C.    Cybersecurity
Risk Management and Strategy
The Company has developed and implemented a cybersecurity program (the “Program”) designed to identify, assess, and mitigate material cybersecurity related risks. The Program leverages recognized frameworks and standards, including the National Institute of Standards and Technology, Cyber Security Framework, the Center for Internet Security Critical Security Controls, and the Payment Card Industry Data Security Standards, to assess, organize, and improve our Program. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we leverage various security standards, guidelines and best practices to identify, assess, and manage cybersecurity risks relevant to our business.
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
In addition, the assessment, identification, and management of cybersecurity-related risks is integrated into our overall enterprise risk management (“ERM”) process. Cybersecurity risks are included in the risk universe that the ERM function evaluates, with input from information security subject matter experts at the Company, to assess top risks to the enterprise. The ERM process provides input into our strategic planning process, such as development of action plans to address and mitigate identified risks. By integrating cybersecurity risk into the overall ERM process in this manner, the Company is better equipped to identify, assess, and manage material cybersecurity risks.
During the period of this Annual Report, the business strategy, results of operations and financial condition of the Company have not been materially affected by risks from any known cybersecurity threats, including as a result of previously identified cybersecurity incidents. However, we cannot provide assurance that the results of operations and financial condition of the Company will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Risks Related to Information Technology and Cybersecurity at Item 1A. Risk Factors.
Governance
The Company’s Information Systems organization, which is led by the Chief Information Officer (“CIO”), is responsible for implementing and maintaining the Program and related risk management. The Company's current CIO has formal education in information technology and extensive work experience gained from over 30 years in various technology leadership roles. As the leader of the Company's information systems and technology function, the CIO receives regular updates on cybersecurity matters, results of mitigation efforts and cybersecurity incident response and remediation. The team responsible for developing and executing its cybersecurity policies is comprised of individuals with either formal education and degrees in information technology or cybersecurity, or significant experience working in information technology and cybersecurity, including relevant industry experience in security related industries.

Additionally, in fiscal 2025 the Company established an Information Security Leadership Team, composed of the CIO; Senior Director, Cybersecurity; Chief Legal Officer; Chief Compliance Officer; and Senior Director, Risk Management. This group meets quarterly to review the Company’s cybersecurity posture, threats, trends, and strategies. The team in fiscal 2025 commissioned an information security tabletop exercise conducted by outside counsel that identified opportunities for improvements to Company policies and practices.
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

ITEM 2.    Properties
We lease an office building in Coppell, Texas for use as our store support center. This lease expires during the second quarter of fiscal 2032, with an option to renew through the second quarter of fiscal 2042. We also lease a 43,000 square foot warehouse facility in Dallas, Texas. We have a lease for an office building in Plano, Texas, which expires in first quarter of fiscal 2029. As of the end of fiscal 2025, we owned one property site for a future store in our development pipeline and leased all of our 243 operating stores. Our leases typically have initial terms ranging from 10 to 25 years and most of our leases include options to extend the term for one or more five-year periods.
Our operating stores were in the following locations as of the end of fiscal 2025:

Location	Dave & Buster's	Main Event	Total
Alabama	3	1	4
Alaska	1	—	1
Arizona	5	4	9
Arkansas	2	1	3
California	23	1	24
Colorado	3	4	7
Connecticut	2	—	2
Delaware	—	1	1
Florida	10	3	13
Georgia	6	3	9
Hawaii	1	—	1
Idaho	1	—	1
Illinois	5	2	7
Indiana	3	—	3
Iowa	2	—	2
Kansas	3	1	4
Kentucky	2	2	4
Louisiana	2	1	3
Maryland	5	1	6
Massachusetts	3	—	3
Michigan	4	2	6
Minnesota	2	—	2
Missouri	1	3	4
Nebraska	1	—	1
Nevada	3	—	3
New Hampshire	1	—	1
New Jersey	5	—	5
New Mexico	1	1	2
New York	13	—	13
North Carolina	5	2	7
Ohio	7	2	9
Oklahoma	2	3	5
Oregon	1	—	1
Pennsylvania	8	—	8
Rhode Island	1	—	1
South Carolina	3	1	4
South Dakota	1	—	1
Tennessee	6	3	9
Texas	15	22	37
Utah	1	—	1
Virginia	4	—	4
Washington	4	—	4
West Virginia	1	—	1
Wisconsin	3	—	3
Puerto Rico	2	—	2
Ontario, Canada	2	—	2
Total	179	64	243

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
The number of shareholders of record of the Company’s common stock as of March 27, 2026 was 260. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Dividends and Share Repurchases
There were no dividends declared or paid in fiscal years 2025, 2024 or 2023.
In March 2023, the Board approved a share repurchase program with an initial authorized limit of $100. Subsequently, our Board of Directors approved additional repurchases for a total authorized limit of $600.0 under the plan as of November 4, 2025. During fiscal 2025, the Company repurchased 1.04 shares at an average of $23.03 per share. The remaining dollar value of shares that may be repurchased under the program is $104.1 as of February 3, 2026. Future decisions to repurchase shares continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.

Issuer Purchases of Equity Securities
Information regarding repurchases of our common stock during the fourth quarter of fiscal 2025:

Period (1)	Total Number of Shares Repurchased (2) (in millions)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2) (3) (in millions)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans (4) (in millions)
November 5 to December 2, 2025	—	$—	—	$104.1
December 3, 2024 to January 6, 2025	—	$—	—	$104.1
January 7 to February 3, 2026	—	$—	—	$104.1
(1)The Company uses a “4-5-4” calendar to determine the months in each quarter. The periods presented represent the 4-week and 5-week periods making up the fourth quarter of fiscal 2025.
(2)Represents shares withheld for tax purposes on behalf of our employees in connection with the vesting of time-based and performance restricted stock units. There were no tax withholdings under repurchase program(s) during the fourth quarter of fiscal 2025.
(3)In March 2023, Our Board approved a share repurchase program, with approved subsequent increases. Under the program, the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. The share repurchase program(s) may be modified, suspended or discontinued at any time. There were no purchases under repurchase program(s) during the fourth quarter of fiscal 2025.
(4)Represents total cumulative share repurchase authorizations in effect, less cumulative purchases, at the end of each period presented.

Performance Graph
The following performance graph depicts the total returns to shareholders of our stock for the past five fiscal years, relative to the performance of the NASDAQ Composite Index, Standard & Poor’s (“S&P”) 600 Small Cap Index and S&P 600 Hotels Restaurants and Leisure Index. All returns assume a base investment of $100 at the beginning of the five fiscal years (January 31, 2021 — the end of our fiscal year 2020) and the reinvestment of dividends paid, if applicable, since that date. The performance shown in the graph is not necessarily indicative of future price performance.

Comparison of 5-Year Cumulative Total Return
Assumes Initial Investment of $100
200
175
150
125
100
75
50
1/31/2021
1/30/2022
1/29/2023
2/4/2024
2/4/2025
2/3/2026
Dave & Buster's Entertainment, Inc.
S&P 600 Small Cap
S&P 600 Hotels Restaurants & Leisure
NASDAQ Composite

	1/31/2021	1/30/2022	1/29/2023	2/4/2024	2/4/2025	2/3/2026
Dave & Buster's Entertainment, Inc.	$100.00	$103.79	$122.28	$162.23	$80.48	$57.11
S&P 600 Small Cap	$100.00	$106.99	$105.04	$107.14	$121.50	$131.65
S&P 600 Hotels Restaurants & Leisure (1)	$100.00	$72.23	$72.18	$72.82	$81.52	$58.14
NASDAQ Composite	$100.00	$105.35	$88.91	$119.57	$150.37	$177.92
(1)    Due to the limited number of publicly traded companies in our industry, we were unable to identify a suitable peer group for comparison to our market performance. In lieu of a peer group, we selected the S&P 600 Hotels Restaurants and Leisure index, of which our stock was a member during fiscal 2025.
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

Fiscal 2025 Financial Highlights
•Revenue of $2,102.8 decreased 1.4% compared to $2,132.7 in fiscal 2024.
•Comparable store sales decreased 5.0% compared to fiscal 2024. See further discussion of comparable store sales below at Revenues.
•Net loss totaled $48.7, or $1.40 per diluted share, compared to net income of $58.3, or $1.46 per diluted share in fiscal 2024.
•Adjusted EBITDA decreased $69.6 to $436.6, or 20.8% of revenues, compared to Adjusted EBITDA of $506.2, or 23.7% of revenues, in fiscal 2024. See further discussion of Adjusted EBITDA, a non-GAAP measure, at Non-GAAP Financial Measures below along with a reconciliation to net income, the most comparable GAAP measure, at Reconciliations of Non-GAAP Financial Measures below.
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
Our Dave & Buster’s stores average 37,000 square feet and range in size between 16,000 and 70,000 square feet. Our Main Event stores average 53,000 square feet and range in size between 37,500 and 78,000 square feet. Generally, our stores are open seven days a week, with normal hours of operation generally beginning between 10:00 to 11:30 a.m. and continuing until midnight, with stores typically open for extended hours on weekends.
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
For further information about our strategy, refer to “Item 1. Business - Strategy.”
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance, including:
Comparable store sales. Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores owned and open for a full 18 months before the beginning of the fiscal year and exclude stores permanently closed during the period. For fiscal 2025, our comparable store base consisted of 153 Dave & Buster's branded stores and 57 Main Event branded stores.
New store openings. Our ability to reach new customers is influenced by the opening of additional stores in new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. During fiscal 2025, we opened eight new Dave & Buster's stores and three Main Event stores.

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
Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. In addition, Adjusted EBITDA excludes certain other costs that may be important in analyzing our GAAP results. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Our calculations of Adjusted EBITDA adjust for these amounts because they do not directly relate to the ongoing operations of the current underlying business of our stores and therefore complicate the comparison of the underlying business between periods. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA, Credit Adjusted EBITDA or Store Operating Income Before Depreciation and Amortization in isolation and also uses other measures, such as revenues, gross margin, operating income and net income (loss) to measure operating performance.
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
Credit Adjusted EBITDA
We define “Credit Adjusted EBITDA” as net income (loss) plus certain items as defined at Adjusted EBITDA above, as well as certain other adjustments as defined in our Credit Agreement (see Liquidity and Capital Resources below for additional discussion and reconciliation). These other adjustments include (i) increases in entertainment revenue deferrals, (ii) the cost of new projects, including store pre-opening costs, and (iii) other costs and adjustments as permitted by the Credit Agreements. We believe the presentation of Credit Adjusted EBITDA is appropriate as it provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Credit Agreement.
Store Operating Income Before Depreciation and Amortization and Store Operating Income Before Depreciation and Amortization Margin.
We define “Store Operating Income Before Depreciation and Amortization” as operating income, plus depreciation and amortization expense, general and administrative expenses and pre-opening costs. Store Operating Income Before Depreciation and Amortization allows us to evaluate the operating performance of each store across stores of varying size and volume.
We believe that Store Operating Income Before Depreciation and Amortization is another useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store level, and thereby enables the comparability of the operating performance of our stores for the periods presented. We also believe that Store Operating Income Before Depreciation and Amortization is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency, and performance, and we use Store Operating Income Before Depreciation and Amortization as a means of evaluating store financial performance compared to our competitors. However, because this measure excludes significant items such as general and administrative expenses, pre-opening costs and other charges and gains, as well as our interest expense, net, loss on debt refinancing and depreciation and amortization expense, which are important in evaluating our consolidated financial performance from period to period, the value of this measure is limited as a measure of our consolidated financial performance.

Presentation of Operating Results
We operate on a 52 or 53 week fiscal year that ends on the Tuesday after the Monday closest to January 31. Each quarterly period has 13 weeks, except in a 53-week year, when the fourth quarter has 14 weeks. Fiscal year 2025, which ended on February 3, 2026, and fiscal year 2024, which ended on February 4, 2025, contained 52 weeks. Fiscal year 2023, which ended on February 4, 2024, contained 53 weeks.
On May 6, 2024, the first day of the second quarter of fiscal 2024, the Company changed its fiscal year to end on the Tuesday after the Monday closest to January 31st. Prior to the change, the Company’s fiscal year ended on Sunday. The change was made to improve labor and operational efficiencies by ending the Company's periods outside of the busier weekend timeframe. As a result of this change, each of the second quarter of 2024 and fiscal year 2024 had two additional days added to the normal 13-week second quarter and 52-week year.
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
We expect economic and environmental conditions and changes in regulatory legislation will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. There is no assurance that our cost of products will remain stable or that federal, state, or local minimum wage rates will not increase beyond amounts currently legislated. However, the effects of any supplier price increase or wage rate increases might be partially offset by selective price increases if competitively appropriate.
Fiscal 2025 Compared to Fiscal 2024
Results of operations. The following table sets forth selected data, in millions of dollars and as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Comprehensive Income (Loss). Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended February 4, 2025, filed with the SEC on April 7, 2025, for a discussion of results of operations for the year ended February 4, 2025 compared to the year ended February 4, 2024.

Note that the Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday after the Monday closest to January 31. Fiscal year 2025 and fiscal year 2024 both contained 52 weeks.

	Fiscal Year Ended
	February 3, 2026		February 4, 2025
Entertainment revenues	$1,323.5	62.9%	$1,391.0	65.2%
Food and beverage revenues	779.3	37.1%	741.7	34.8%
Total revenues	2,102.8	100.0%	2,132.7	100.0%
Cost of entertainment (1)	107.1	8.1%	118.6	8.5%
Cost of food and beverage (1)	193.2	24.8%	195.8	26.4%
Total cost of products	300.3	14.3%	314.4	14.7%
Operating payroll and benefits	535.8	25.5%	523.5	24.5%
Other store operating expenses	725.1	34.5%	690.4	32.4%
General and administrative expenses	117.0	5.6%	99.5	4.7%
Depreciation and amortization expense	279.4	13.3%	238.2	11.2%
Pre-opening costs	19.0	0.9%	18.7	0.9%
Other charges and gains	40.1	1.9%	27.6	1.3%
Total operating costs	2,016.7	95.9%	1,912.3	89.7%
Operating income	86.1	4.1%	220.4	10.3%
Interest expense, net	154.0	7.3%	135.3	6.3%
Loss on debt refinancing	—	—%	15.2	0.7%
Income (loss) before provision for income taxes	(67.9)	(3.2)%	69.9	3.3%
Provision for (benefit from) income taxes	(19.2)	(0.9)%	11.6	0.5%
Net income (loss)	$(48.7)	(2.3)%	$58.3	2.7%
Company-owned stores at end of period	243		232
Comparable stores at end of period	210		195
(1)All revenues and costs are expressed as a percentage of total revenues for the respective period presented, except cost of entertainment, which is expressed as a percentage of entertainment revenues, and cost of food and beverage, which is expressed as a percentage of food and beverage revenues.

Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net income (loss) to Adjusted EBITDA (in millions of dollars and as a percent of total revenues) for the periods indicated:

	Fiscal Year Ended
	February 3, 2026		February 4, 2025
Net income (loss) (1)	$(48.7)	(2.3)%	$58.3	2.7%
Interest expense, net	154.0		135.3
Loss on debt refinancing	—		15.2
Provision for (benefit from) income tax	(19.2)		11.6
Depreciation and amortization expense	279.4		238.2
Share-based compensation (2)	19.6		4.6
Transaction and integration costs (3)	0.7		3.4
System implementation costs (4)	3.3		11.1
Loss on property and equipment transactions and impairments (5)	36.9		16.7
Other items, net (6)	10.6		11.8
Adjusted EBITDA, a non-GAAP measure (1)	$436.6	20.8%	$506.2	23.7%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.
(2)Non-cash share-based compensation expense, net of forfeitures, recorded in “General and administrative expenses” on the Consolidated Statement of Comprehensive Income (Loss).
(3)Transaction and integration costs related to the acquisition and integration of Main Event recorded in “General and administrative expenses” on the Consolidated Statement of Comprehensive Income (Loss).
(4)System implementation costs represent expenses incurred related to the development of new enterprise resource planning, human capital management and inventory software for our stores and store support teams. These charges are recorded in “Other charges and gains” on the Consolidated Statement of Comprehensive Income (Loss).
(5)The amount related to the fiscal year ended February 3, 2026 primarily consisted of $17.8 of impairment of long-lived assets and a $19.1 loss on property and equipment transactions. The amount related to the fiscal year ended February 4, 2025 primarily consisted of $3.9 of impairment of long-lived assets and a $12.8 loss on property and equipment transactions. The impairment charges recorded in each period were related to underperforming stores identified in the respective periods as a result of the Company’s annual evaluation of long-lived assets. The loss on property and equipment transactions for each period consisted of assets disposed of or no longer in use, partially offset by gains resulting from lease terminations. These charges are recorded in “Other charges and gains” on the Consolidated Statement of Comprehensive Income (Loss).
(6)These amounts primarily consisted of one-time, third-party consulting fees, discretionary retention incentives and severance. The third-party consulting fees for fiscal 2025 were not part of our ongoing operations and were incurred in association with a change in leadership to execute a discrete, project-based strategic initiative aimed at analyzing and summarizing growth opportunities for the Company. The third-party consulting fees for fiscal 2024 were not part of our ongoing operations and were incurred to execute two related, discrete, and project-based strategic initiatives aimed at transforming our marketing strategy and one discrete, project-based initiative to transform our supply chain operational efficiency. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business. Third-party consulting fees, discretionary retention incentives and severance costs are included in General and administrative expenses on the Consolidated Statements of Comprehensive Income (Loss).

Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Fiscal Year Ended
	February 3, 2026		February 4, 2025
Operating income (1)	$86.1	4.1%	$220.4	10.3%
General and administrative expenses	117.0		99.5
Depreciation and amortization expense	279.4		238.2
Pre-opening costs	19.0		18.7
Other charges and gains	40.1		27.6
Store Operating Income Before Depreciation and Amortization, a non-GAAP measure (1)	$541.6	25.8%	$604.4	28.3%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.
Results of Operations
Revenues - Selected revenue data (in millions except for store operating weeks) and store data for the periods indicated are as follows:

	Fiscal Year Ended
	February 3, 2026	February 4, 2025	Change
Comparable store revenues (1)	$1,869.7	$1,967.7	$(98.0)
Noncomparable store revenues (1)	208.4	133.4	75.0
Other noncomparable revenues (2)	24.7	31.6	(6.9)
Total revenues	$2,102.8	$2,132.7	$(29.9)

Comparable store operating weeks (1)	10,920	10,980	(60)
Noncomparable store operating weeks (1)	1,423	789	634
Total store operating weeks	12,343	11,769	574
(1)During fiscal 2024, we adjusted our period close from Sunday to Tuesday of each week (see further discussion at Note 1 of the consolidated financial statements). This adjustment had the effect of adding 60 and 10 operating weeks for our comparable and noncomparable stores, respectively.
(2)Includes changes in deferred entertainment revenues, gift card deferrals and certain other revenues not associated with stores. These revenues include deferred revenue and gift card breakage amounts that were historically recorded at the store level for our Main Event stores. After these reclassifications, the comparable store revenues and noncomparable store revenues reflect point-of-sale transactions for each period allowing for a more accurate comparison of store level results for the comparable periods presented.
The table below represents our revenue mix for the fiscal periods indicated:

	Fiscal Year Ended
	February 3, 2026		February 4, 2025
Entertainment revenues	$1,323.5	62.9%	$1,391.0	65.2%
Food revenues	536.2	25.5%	506.3	23.7%
Beverage revenues	243.1	11.6%	235.4	11.1%
Total revenues	$2,102.8	100.0%	$2,132.7	100.0%
Total revenues decreased $29.9, or 1.4%, to $2,102.8 in fiscal 2025 compared to $2,132.7 in fiscal 2024. The decrease in revenue was primarily related to a 5.0% decrease in comparable store sales and a decrease in other noncomparable revenues partially offset by an incremental increase in sales from new stores. The decrease in comparable store revenues was due primarily to a reduction in walk-in business relative to the prior year period. The higher food and beverage revenues reflects increased customer purchases due to an improved menu and higher food attachment rates associated with operational enhancements to the Eat and Play combo promotion.
The $98.0 or 5.0% comparable store revenue decrease presented in the table above is on a fiscal period basis. Fiscal 2024 included two additional days of revenue due to the change in the fiscal year end as mentioned above. Comparable store revenues based adjusts for this shift in weeks and compares the periods from February 5, 2025 to February 3, 2026 to the periods from February 4, 2024 through February 4, 2025.
Cost of products - The total cost of products was $300.3 for fiscal 2025 and $314.4 for fiscal 2024. The total cost of products as a percentage of total revenues decreased to 14.3% for fiscal 2025 compared to 14.7% for fiscal 2024. The decrease in total cost of products as a percentage of total revenues is associated with declines in both entertainment and food and beverage cost of sales, partially offset by higher food and beverage revenues.
Cost of entertainment decreased to $107.1 in fiscal 2025 compared to $118.6 in fiscal 2024. The cost of entertainment, as a percentage of entertainment revenues, decreased to 8.1% for fiscal 2025 from 8.5% in the fiscal 2024. The decrease was primarily attributable to vendor cost savings and lower redemptions due to certain ticket payout adjustments and redemption center pricing changes, partially offset by tariff cost pressure in the second half of fiscal 2025.
Cost of food and beverage products decreased to $193.2 for fiscal 2025 compared to $195.8 for fiscal 2024. Cost of food and beverage products, as a percentage of food and beverage revenues, decreased to 24.8% for fiscal 2025 from 26.4% for fiscal 2024. The decrease was due to food and beverage menu price increases, the mix of products sold with our new menu, and continued supply chain and ingredient optimization.
Operating payroll and benefits - Total operating payroll and benefits increased to $535.8 in fiscal 2025 compared to $523.5 in fiscal 2024. The increase was primarily related to incremental wages of $20.3 associated with noncomparable stores, partially offset by labor efficiencies. The total cost of operating payroll and benefits as a percentage of total revenues was 25.5% in fiscal 2025 compared to 24.5% in fiscal 2024 due to the impact of sales deleveraging.
Other store operating expenses - Other store operating expenses increased to $725.1 in fiscal 2025 compared to $690.4 in fiscal 2024. The $34.7 increase was primarily related to $12.7 of increased marketing efforts, $20.3 associated with non-marketing costs for noncomparable stores, $5.3 related to increases in non-capitalizable games maintenance, systems costs and other preventative maintenance costs at our comparable stores and $3.7 related to increased utilities costs at our comparable stores, partially offset by operating efficiencies. Other store operating expense as a percentage of total revenues increased to 34.5% in fiscal 2025 compared to 32.4% in fiscal 2024.
General and administrative expenses - General and administrative expenses increased to $117.0 in fiscal 2025 compared to $99.5 in fiscal 2024. The increase in general and administrative expenses was primarily driven by higher share-based incentive compensation of $15.0. General and administrative expenses as a percentage of total revenues increased to 5.6% in fiscal 2025 compared to 4.7% in fiscal 2024.
Depreciation and amortization expense - Depreciation and amortization expense increased to $279.4 in fiscal 2025 compared to $238.2 in fiscal 2024, primarily due to new store openings, store remodels and new amusement offerings.
Pre-opening costs - Pre-opening costs increased to $19.0 in fiscal 2025 compared to $18.7 in fiscal 2024 primarily due to the timing of costs in our pipeline of new stores for each period.
Other charges and gains - Other charges and gains increased to $40.1 in fiscal 2025 compared to $27.6 in fiscal 2024. The increase was primarily due to the write-off of certain assets, partially offset by decreased system implementation costs.
Interest expense, net - Interest expense, net increased to $154.0 in fiscal 2025 compared to $135.3 in fiscal 2024 primarily due to incremental interest expense associated with sale-leaseback transactions and borrowings outstanding under our Credit Agreement, partially offset by a decrease in interest rates on our Credit Facility. See further discussion of the Company's debt activity at Note 6 of the consolidated financial statements. See further discussion of the sale-leaseback transaction at Note 8 of the consolidated financial statements.
Loss on debt refinancing - We did not have any loss on debt refinancing in fiscal 2025. In fiscal 2024, loss on debt refinancing was $15.2. The loss was primarily a result of an amendment to our Credit Agreement. See further discussion of the Company's debt refinancing activity at Note 6 of the consolidated financial statements.
Provision for (benefit from) income taxes - The effective tax rate for fiscal 2025 was 28.3%, compared to 16.5% for fiscal 2024. The effective tax rate increase for fiscal 2025 in comparison to fiscal 2024 was primarily driven by a significant shift in pre-tax book income, in a pre-tax loss environment, certain tax attributes and permanent items have a more pronounced effect on the effective tax rate, as they represent a larger proportion relative to a diminished income base. Additionally, an increase in permanent nondeductible items and unfavorable state income tax effects during fiscal 2025 further contributed to the higher effective tax rate relative to the prior year. See further discussion of the Company's Income taxes at Note 7 of the consolidated financial statements.

Liquidity and Capital Resources
Debt
In fiscal 2022, the Company entered into a senior secured credit agreement (as amended periodically, the “Credit Agreement”) including a revolving credit facility (the “Revolving Credit Facility”) and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, Dave and Buster’s Inc. (“D&B”) Inc. entered into an amendment with its banking syndicate that amended the Credit Facility (the “Fourth Amendment”). The Fourth Amendment, among other things, increased term loans to an aggregate principal amount of $700.0 (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and increased the Revolving Credit Facility by $150.0 to a total $650.0 with a maturity date of November 1, 2029. The proceeds from the Incremental Term B Loans were primarily used to redeem $440.0 of outstanding senior secured notes (see 7.625% Senior Secured Notes below), and to pay down $200.0 of the principal on term loans outstanding under the Credit Facility (the “Existing Term B Loans”).
On December 9, 2025, D&B Inc., Dave & Buster’s Holdings, Inc. (“D&B Holdings”), the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”),
The Fifth Amendment among other things:
•provides for an increase in the maximum permitted net total leverage ratio of D&B Inc. and its restricted subsidiaries from 3.50:1.00 to 4.00:1.00 as of the end of each fiscal quarter when applicable to test the net total leverage ratio and
•increases the margin applicable to the revolving loans to, in the case of SOFR loans, 3.25% per annum and, in the case of ABR loans, 2.25% per annum.
Both the Existing Term B Loans and the Incremental Term B Loans bear interest at Term SOFR or ABR (each, as defined in the Credit Agreement) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. Borrowings under the Revolving Credit Facility bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.25% per annum or ABR plus a spread ranging from 1.50% to 2.25% per annum. Unused commitments under the Revolving Credit Facility incur initial commitment fees of 0.30% to 0.50%. Additionally, the interest rate margin applicable to the Existing Term B Loans and loans outstanding under the Revolving Credit Facility would be subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step-up if such rating is subsequently not maintained).
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of February 3, 2026, we had letters of credit outstanding of $13.7 and an unused commitment balance of $466.3 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing 12-month Adjusted EBITDA, as defined in the Credit Agreement, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.
7.625% Senior Secured Notes
During fiscal 2020, the Company issued $550.0 aggregate principal amount of 7.625% senior secured notes (the “Notes”). The Notes were issued by D&B Inc and were unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries. During fiscal 2021, the Company redeemed a total of $110.0 outstanding principal amount of the Notes. During fiscal 2024, using the proceeds from the Fourth Amendment to the Credit Facility discussed above, the Company redeemed the remaining $440.0 outstanding principal amount of the Notes.
Loss on debt refinancing
Term Loans — In connection with the Fourth Amendment described above, certain lenders exited the syndicate and were replaced by new syndicate members. The term loans, in the aggregate, were increased, a portion of the term loan facility was deemed extinguished, and a portion was determined to be modified. As a result, $4.1 of unamortized costs were written off and $8.2 of new fees were expensed on the modified portion resulting in a total charge of $12.3 included in “Loss on debt refinancing” on the Consolidated Statements of Comprehensive Income (Loss) for fiscal 2024. The remaining unamortized issuance discounts and new issuance discount and costs immediately subsequent to the refinancings were deferred and are amortized into interest expense, net over the remaining term of the Existing Term B Loans and the Incremental Term B Loans.

Revolving Credit Facility — In connection with the Fourth Amendment described above, certain lenders exited the syndicate and were replaced by new syndicate members. The Revolving Credit Facility was increased in size, a portion of the Revolving Credit Facility was deemed extinguished, and a portion was determined to be modified. As a result, $0.6 of unamortized costs were written off and included in “Loss on debt refinancing” on the Consolidated Statements of Comprehensive Income (Loss) for fiscal 2024. The remaining unamortized issuance discounts and new issuance costs immediately subsequent to the refinancings were deferred and are amortized into interest expense, net over the remaining term of the Credit Facility.
In connection with the Fifth Amendment described above, all lenders remained in the syndicate. The Revolving Credit Facility was not increased or decreased in size. The unamortized issuance discounts prior to the Fifth Amendment and new issuance costs incurred of approximately $0.7 were deferred and are amortized into interest expense, net over the remaining term of the Credit Facility.
The Notes — Immediately prior to paying down the Notes, the Company had $2.3 of unamortized debt issuance costs. The Notes were deemed fully extinguished, and all such costs were included in “Loss on debt refinancing” on the Consolidated Statements of Comprehensive Income (Loss) for fiscal 2024.
Interest expense
The following table sets forth our recorded interest expense, net for the periods presented:

	February 3, 2026	February 4, 2025	February 4, 2024
Interest expense on debt	$125.9	$120.6	$121.8
Amortization of issue discount and issuance cost	8.9	10.6	11.8
Interest expense on sale-leaseback transactions (1)	22.6	8.1	1.4
Interest expense on finance leases (1)	1.5	—	—
Interest income	(0.6)	(0.4)	(4.7)
Capitalized interest	(4.3)	(3.6)	(2.9)
Total interest expense, net	$154.0	$135.3	$127.4
(1)    See discussion of sale-leaseback transactions at Note 8 of the consolidated financial statements.

Credit Adjusted EBITDA and Net Total Leverage Ratio
Credit Adjusted EBITDA, a non-GAAP measure, represents Adjusted EBITDA plus certain other items as defined in our Credit Facility. Additional adjustments include (i) entertainment revenue deferrals, (ii) the cost of new projects, including store pre-opening costs, (iii) business optimization expenses and other restructuring costs, and (iv) additional costs and adjustments as permitted by the Credit Agreements. We believe the presentation of Credit Adjusted EBITDA is appropriate as it provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Credit Facility.

The following table sets forth a reconciliation of net income (loss) to Credit Adjusted EBITDA for the period shown:

Trailing Four Quarters Ended February 3, 2026
Net loss	$(48.7)
Add back:
Interest expense, net	154.0
Provision for (benefit from) income taxes	(19.2)
Depreciation and amortization expense	279.4
Share-based compensation (1)	19.6
Transaction and integration costs (2)	0.7
System implementation costs (3)	3.3
Loss on property and equipment transactions and impairments (4)	36.9
Other items, net (5)	10.6
Pre-opening costs (6)	19.0
Credit Facility specific items, net (7)	8.1
Credit Adjusted EBITDA, a non-GAAP measure	$463.7
(1)See discussion of share-based compensation at Adjusted EBITDA above.
(2)See discussion of transaction and integration costs at Adjusted EBITDA above.
(3)See discussion of system implementation costs at Adjusted EBITDA above.
(4)See discussion of loss on property and equipment transactions and impairments at Adjusted EBITDA above.
(5)See discussion of other items, net at Adjusted EBITDA above.
(6)Represents costs incurred, primarily consisting of occupancy and payroll related expenses, associated with the opening of new stores. These costs are considered a “cost of new projects” as defined in our Credit Facility.
(7)Represents other adjustments allowed under our Credit Agreement in the determination of Net Total Leverage Ratio including (i) amortization of software costs, (ii) executive search fees, (iii) public company costs, (iv) estimated impact of remodels to financial performance and (v) the proforma impact of certain leases that were reclassified as finance leases during fiscal 2025.

The following table provides a calculation of Net Total Leverage Ratio, as defined in our Credit Facility, for the latest test period shown:

	Fiscal Year Ended February 3, 2026
Credit Adjusted EBITDA (a)	$463.7
Total debt (1)	$1,555.2
Less: Cash and cash equivalents	(16.6)
Add: Outstanding letters of credit	13.7
Net debt (b)	$1,552.3
Net Total Leverage Ratio (b / a)	3.3	x
(1)Amount represents the face amount of debt outstanding, net unamortized debt issuance costs and debt discounts, and balances outstanding under finance leases.
Dividends and Share Repurchases
There were no dividends declared or paid in fiscal 2025 or fiscal 2024.
On March 27, 2023, our Board approved a share repurchase program with an authorization limit of $100.0. Our Board has approved various increases to the repurchase program up to a total authorization limit of $600.0. In fiscal 2025, the Company repurchased 1.04 shares for a total of $23.9. The remaining dollar value of shares available for repurchase under the program is $104.1 as of February 3, 2026.
Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board considers relevant.

Cash Flow Summary
The Company ended fiscal 2025 with $482.9 of liquidity, which included $16.6 in cash and cash equivalents and $466.3 available under the $650.0 Revolving Credit Facility.
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
Cash flow provided by operating activities decreased to $290.8 in fiscal 2025 compared to $312.3 in fiscal 2024 primarily due to a decrease in net income and the timing of changes in working capital.
Investing Activities — Cash flow used in investing activities primarily reflects capital expenditures. The Company spent $391.4 in fiscal 2025 compared to $530.2 in fiscal 2024. The decrease was primarily due to lower capital expenditures related to store remodels and new store openings, partially offset by an increased investment in games at our existing stores.
The following table reflects accrual-based capital additions for the periods presented along with certain reimbursements from landlords directly related to certain of those capital additions and proceeds from the sale of certain capital assets:

	Fiscal Year Ended
	February 3, 2026	February 4, 2025
New stores	$193.2	$236.6
Remodels and other initiatives	60.9	238.2
Games	58.3	18.0
Maintenance capital	45.0	65.0
Total capital additions	$357.4	$557.8
Payments from landlords - tenant improvements (1)	$(17.9)	$(16.4)
Proceeds from sales of property and equipment	—	(0.4)
Payments from landlords - sale leasebacks (2)	(106.4)	(184.7)
Capital additions, net of landlord reimbursements and other proceeds	$233.1	$356.3
(1)     Amounts received from landlords as reimbursements for tenant improvements. Amounts related to operating leases are recorded as a reduction to operating lease right of use assets on the Consolidated Balance Sheets and included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts related to finance leases are recorded as a reduction to property and equipment on the Consolidated Balance Sheets and included in cash used in investing activities in the Consolidated Statements of Cash Flows.
(2)    Amounts received from landlords in sale-leaseback transactions and included in cash provided by financing activities in the Consolidated Statements of Cash Flows. See Note 8 to the consolidated financial statements for further discussion.
Financing Activities — Cash provided by financing activities in fiscal 2025 was $105.8 primarily consisting of net debt proceeds and proceeds from sale-leaseback transactions, partially offset by transactions under the share repurchase program. Cash provided by financing activities in fiscal 2024 was $187.1 primarily consisting of net debt proceeds, proceeds from sale-leaseback transactions and proceeds from stock option exercises, partially offset by transactions under the share repurchase program.

Contractual and Other Commitments
The Company had the following commitments as of February 3, 2026:
•long-term debt obligations, including scheduled interest payments (see Note 6 of the consolidated financial statements),
•future minimum lease obligations under non-cancelable leases (see Note 8 of the Notes to the consolidated financial statements),
•software as a service subscription commitments related to the Company’s ERP of approximately $1.9 per year through fiscal 2028,
•other software as a service subscription commitments of approximately $8.0 per year through fiscal 2027, and
•approximately $34.5 of minimum food purchase commitments through the end of fiscal 2026.
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
Accounting for entertainment operations. Entertainment revenues are primarily recognized upon utilization of game play credits on gaming cards purchased and used by customers to activate simulation and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. We estimate the amount of deferred revenue based upon the following: credits and tickets remaining on gaming cards, the historic game play credit and ticket utilization patterns, estimates of the standalone selling prices of game play credits, and the customer material right to redeem tickets for prizes in the future. The standalone selling price of the customer material right is estimated using an equivalent chip cost plus margin approach. For purposes of recognizing revenue, the total amount collected from each customer is then allocated between the two performance obligations based on the relative standalone selling price of each obligation.
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
We consider our Dave & Buster's and Main Event brands to be two reporting units within one operating segment. We performed our annual impairment test in the fourth quarter of fiscal 2025 by utilizing the qualitative approach and determined that there were no events or circumstances to indicate that it was more likely than not that the fair value of our reporting units, or the Dave & Buster's and Main Event tradenames, was less than their carrying values. For fiscal years

2025, 2024 and 2023, there was no impairment to our goodwill or tradenames. See balances of goodwill and tradenames at Note 4 to the consolidated financial statements.
Accounting for impairment of long-lived assets. We assess the potential impairment of our long-lived assets related to each store, including property and equipment and right-of-use assets, on an annual basis or whenever events or changes in circumstances indicate that the carrying values of these assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans. The more significant inputs used in determining our estimate of the projected undiscounted cash flows include projected sales and projected margins as well as the estimate of the remaining useful life of the assets. If the carrying amount is not recoverable, we record an impairment charge, if any, for the excess of the carrying amount over the fair value, which is estimated based on discounted projected future operating cash flows of the store over the remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk. For fiscal years 2025, 2024 and 2023, we recorded impairments of $17.8, $3.9 and $1.7 primarily related to underperforming stores.
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
Interest Rate Risk
Our borrowings under the Credit Facility, discussed further in Item 7 at Liquidity and Capital Resources - Debt bear interest based on variable interest rates. As of February 3, 2026, the Company had $170.0 outstanding on its Revolving Credit Facility and $1,382.3 outstanding under the term loan facility. The impact on our annual results of operations of a hypothetical one percentage point interest rate change on the outstanding balance of the credit facility as of February 3, 2026 would be approximately $15.5.
Inflation
Increases in inflation could affect the United States or global economies and have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.
ITEM 8.    Financial Statements and Supplementary Data
The consolidated financial statements required to be filed herein are set forth in Part IV, Item 15 of this report.
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including the CEO and CFO, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures were effective as of February 3, 2026.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2026, based on the framework in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included documenting, evaluating, and testing the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of February 3, 2026.
Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of February 3, 2026, as stated in the report, which is included herein.
Changes in Internal Control over Financial Reporting
In fiscal 2024, we began the implementation of a new enterprise resource planning system (“ERP”) to align processes across the organization, enhance operational efficiency, and provide timely information to the Company’s management team related to the operation of the business.
We substantially completed the implementation of the ERP in fiscal 2025, which also included new financial management, inventory management, payroll and human capital management systems. The implementation of these systems resulted in material changes to our internal controls. The Company updated the internal controls to reflect changes to the financial reporting business processes impacted by the implementation and will continue to monitor the impact of the implementation on our financial reporting business processes.
There have been no other changes in our internal control over financial reporting that occurred during fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
Insider Trading Arrangements
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended February 3, 2026.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
None.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Form 10-K
ITEM 11.    Executive Compensation
The information required by Item 11 (except for the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 14.    Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
(1)Financial Statements
See Pages F-1 to F-29 of this report.
(2)Financial Statement Schedules
None.
(3)Exhibits

INDEX OF EXHIBITS

Exhibit Number	Description

3.1
Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Dave & Buster’s Entertainment, Inc. on June 12, 2017 (No. 001-35664))

3.2
Fifth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Annual report on Form 10-K filed by Dave and Buster’s Entertainment, Inc. on April 7, 2025 (No. 001-35664)

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed by Dave & Buster’s Entertainment, Inc. on September 24, 2014 (No. 333-198641))

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

10.1+
Form of Employment Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and the various executive officers of Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.2+
Dave & Buster’s Entertainment, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement filed by Dave & Buster’s Entertainment, Inc. on May 13, 2020 (No. 001-35664))

10.3+
Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.4+
Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.8 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.5+
Form of Restricted Stock Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.9 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.6+
Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.10 to the Form S-1 Registration Statement filed by Dave & Buster’s Entertainment, Inc. on September 18, 2015 (No. 333-207031))

10.7+
Dave & Buster’s Select Executive Retirement Plan as amended and restated by Dave & Buster’s Management Corporation, Inc., effective as of January 1, 2017, (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on December 10, 2020 (No. 001-35664))

10.8*	Form of Amended and Restated Indemnification Agreement for directors, executive officers and key employees

Exhibit Number	Description

10.9+
Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.10+
Form of Restricted Stock Unit Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various Directors of the Company (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.11+
Form of Restricted Stock Unit and Cash Award Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.12+
Form of Restricted Stock Unit Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on June 11, 2019 (No. 001-35664))

10.13+
Form of Market Stock Unit Award Agreement by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 4, 2020 (No. 001-35664))

10.14+
Form of Restricted Stock Unit Agreement, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 4, 2020 (No. 001-35664))

10.15+
Form of Restricted Stock Unit Agreement by and between Kevin Sheehan and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 7, 2021 (No. 001-35664))

10.16+
Form of Restricted Stock Unit Agreement by and between Kevin Sheehan and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on December 7, 2021 (No. 001-35664))

10.17#
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

10.18+
Form of Restricted Stock Unit Agreement – Performance Based, by and between Dave & Buster’s Entertainment, Inc. and various employees of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on April 19, 2022 (No. 001-35664))

10.19+
Restricted Stock Unit Agreement dated April 18, 2022 by and between Dave & Buster’s Entertainment, Inc. and Kevin M. Sheehan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on April 21, 2022 (No. 001-35664))

10.20+
Form of Employment Agreement (May 2022 version) by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc. and the various executive officers of Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on June 7, 2022 (No. 001-35664))

10.21+
Amended and Restated Cooperation Agreement, dated as of July 11, 2022, among Dave & Buster’s Entertainment, Inc., Hill Path Capital LP and James Chambers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 11, 2022 (No. 001-35664))

Exhibit Number	Description

10.22+
Form of Nonqualified Stock Option Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.23+
Form of Nonqualified Stock Option Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.24+
Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.25+
Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.26+
Form of Restricted Stock Unit Award Agreement by and between Christopher Morris and Dave & Buster’s Entertainment, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on September 7, 2022 (No. 001-35664))

10.27+
Form of Nonqualified Stock Option Award Agreement, by and between Dave & Buster’s Entertainment, Inc., and various employees of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 11, 2022 (No. 001-35664))

10.28#
First Amendment to Credit Agreement, dated as of June 30, 2023, by and among Dave & Buster’s, Inc., Dave & Buster’s Holdings, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2023 (No. 001-35664))

10.29#
Second Amendment to Credit Agreement, dated as of January 19, 2024, by and among Dave & Buster’s, Inc., Dave & Buster’s Holdings, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 19, 2024 (No. 001-35664))

10.30#
Third Amendment to Credit Agreement and Joinder Agreement, dated as of January 31, 2024, by and among Dave & Buster’s, Inc., Dave & Buster’s Holdings, Inc., the additional borrowers party thereto, and Deutsche Bank AG New York Branch.(incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 31, 2024 (No. 001-35664))

10.31+
Employment Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and Darin Harper effective June 17, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on September 10, 2024 (No. 001-35664))

10.32#
Fourth Amendment to Credit Agreement, dated as of November 1, 2024, by and among Dave & Buster’s, Inc., Dave & Buster’s Holdings, Inc., the additional borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 4, 2024 (No. 001-35664))

10.33+
Letter Agreement, dated January 30, 2025, among Dave & Buster's Entertainment, Inc., James Chambers, Scott I. Ross and Hill Path Capital LP. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 3, 2025 (No. 001-35664))

10.34+
Letter Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and Kevin Sheehan effective December 10, 2024 (incorporated by reference xhib10.34 of the Registrant’s Annual Report on Form 10-K filed by Dave & Buster’s Entertainment, Inc, on April 7, 2025 (No. 001-35664))

Exhibit Number	Description

10.35+
Dave & Buster’s Entertainment, Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on June 20, 2025 (No. 333-288184)).

10.36+
Dave & Buster’s Entertainment, Inc. 2025 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed with the Commission on July 15, 2025 (No. 333- 288688).

10.37+
Employment Agreement by and among Dave & Buster’s Management Corporation, Dave & Buster’s Entertainment, Inc., and Tarun Lal effective July 14, 2025 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on September 15, 2025 (No. 001-35664)).

10.38#
Fifth Amendment to Credit Agreement, dated as of December 9, 2025, by and among Dave & Buster’s, Inc., Dave & Buster’s Holdings, Inc., the additional borrowers party thereto, the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. on December 9, 2025) (No. 001-35664)).

10.39+
Letter amendment to the December 10, 2024 letter agreement by and among Dave & Buster’s Management Corp., Dave & Buster’s Entertainment Inc., and Kevin Sheehan effective May 2, 2025 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Dave & Buster’s Entertainment, Inc. On June 10, 2025 (No. 001-35664)).

19*	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed on April 2, 2024 (No. 001-35664))

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1**	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed on April 2, 2024 (No. 001-35664))

101.INS	XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herein
**    The certifications attached as Exhibits 32.1 and 32.2 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Dave & Buster’s Entertainment, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+    Management contract of compensatory plan arrangement.
#    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. Dave & Buster’s Entertainment, Inc. Agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon request.
ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware Corporation

Date: March 31, 2026	By:	/s/ Darin Harper
Darin Harper Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Tarun Lal and Rodolfo Rodriguez, Jr., or either of them, each acting alone, his/her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for such person and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, we have signed in our indicated capacities on March 31, 2026.

By:	/s/ Tarun Lal	Chief Executive Officer and Director
	Tarun Lal	(Principal Executive Officer)

By:	/s/ Darin Harper	Chief Financial Officer
	Darin Harper	(Principal Financial and Accounting Officer)

By:	/s/ Kevin M. Sheehan	Chairman of the Board of Directors
Kevin M. Sheehan

By:	/s/ James Chambers	Director
James Chambers

By:	/s/ Nathaniel J. Lipman	Director
Nathaniel J. Lipman

By:	/s/ Scott Ross	Director
Scott Ross

By:	/s/ Atish Shah	Director
Atish Shah

By:	/s/ Allen R. Weiss	Director
Allen R. Weiss

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dave & Buster’s Entertainment, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dave & Buster's Entertainment, Inc. and subsidiaries' (the Company) internal control over financial reporting as of February 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2026 and February 4, 2025, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated March 31, 2026 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 31, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dave & Buster’s Entertainment, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dave & Buster's Entertainment, Inc. and subsidiaries (the Company) as of February 3, 2026 and February 4, 2025, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2026 and February 4, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 3, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Deferred entertainment revenue for unused game play credits
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company defers a portion of entertainment revenues for the estimated unfulfilled performance obligations related to unused game play credits which they believe their customers will utilize in the future. The Company recorded deferred entertainment revenue of $73.8 million as of February 3, 2026, which is included in accrued liabilities on the consolidated balance sheet and disclosed as deferred entertainment revenue. This balance includes deferred revenue related to unused game play credits. The deferral is based on an estimated rate of future use by customers. The Company applies judgment to determine the estimated rate of future use by customers using information about game play credits outstanding and historical customer utilization patterns.
We identified the evaluation of the estimated rate of future use assumption used to determine deferred entertainment revenue for unused game play credits as a critical audit matter. Subjective auditor judgment was required to evaluate the effect of historical customer usage patterns on the estimated rate of future use assumption.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s deferred entertainment revenue process, including controls related to the development of the estimated rate of future use assumption. We evaluated historical periods' game play credit activity for indication of significant changes in customer behavior and to determine whether changes in the historical activity were consistent with changes in the Company’s business that impact the estimated rate of future usage assumption. We compared trends of customers’ historical use patterns to the Company’s estimated rate of future use assumption. We assessed the outstanding game play credit data utilized by the Company to derive the estimated rate of future use assumption by comparing it to relevant underlying documentation.
Deferred entertainment revenue for unredeemed tickets
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company defers a portion of entertainment revenue for the material right provided to customers to redeem tickets in the future for prizes. The Company recorded deferred entertainment revenue of $73.8 million as of February 3, 2026, which is included in accrued liabilities on the consolidated balance sheet and disclosed as deferred entertainment revenue. This balance includes deferred revenue related to the material right to redeem tickets in the future. The deferral is based on an estimated redemption rate of outstanding tickets that will be redeemed in subsequent periods. The Company applies judgment to determine the redemption rate assumption using information about tickets outstanding and historical customer utilization patterns.
We identified the evaluation of the estimated redemption rate assumption used to determine deferred entertainment revenue for unredeemed tickets as a critical audit matter. Subjective auditor judgment was required to evaluate the effect of historical customer usage patterns on the estimated rate of future use assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s deferred entertainment revenue process, including controls related to the development of the redemption rate assumption. We evaluated historical periods' ticket redemption activity for indication of significant changes in customer behavior and to determine whether changes in the historical activity were consistent with changes in the Company’s business that impact the estimated redemption rate assumption. We compared trends of customers’ historical redemption patterns to the Company’s estimated redemption rate assumption. We assessed the outstanding ticket data utilized by the Company to derive the redemption rate assumption by comparing it to relevant underlying documentation.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Dallas, Texas
March 31, 2026

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	February 3, 2026	February 4, 2025
ASSETS
Current assets:
Cash and cash equivalents	$16.6	$6.9
Inventories	39.9	39.8
Prepaid expenses	13.1	18.5
Income taxes receivable	35.2	9.1
Accounts receivable	19.3	20.1
Total current assets	124.1	94.4
Property and equipment (net of $1,672.3 and $1,403.1 accumulated depreciation as of February 3, 2026 and February 4, 2025, respectively)	1,719.0	1,634.6
Operating lease right of use assets, net	1,303.2	1,318.4
Deferred tax assets	9.0	10.1
Tradenames	178.2	178.2
Goodwill	742.6	742.6
Other assets and deferred charges	40.5	37.5
Total assets	$4,116.6	$4,015.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$7.0	$7.0
Accounts payable	125.5	134.4
Accrued liabilities	300.3	290.7
Income taxes payable	1.8	1.8
Total current liabilities	434.6	433.9
Deferred income taxes	68.6	73.0
Operating lease liabilities	1,562.6	1,575.1
Other long-term liabilities	444.6	308.9
Long-term debt, net	1,515.0	1,479.1
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400.00 shares; issued: 63.47 shares at February 3, 2026 and 63.16 shares at February 4, 2025; outstanding: 34.75 shares at February 3, 2026 and 35.55 shares at February 4, 2025	0.6	0.6
Preferred stock, 50.00 authorized; none issued	—	—
Paid-in capital	629.5	609.9
Treasury stock, 28.72 and 27.61 shares as of February 3, 2026 and February 4, 2025, respectively	(1,146.6)	(1,120.6)
Accumulated other comprehensive loss	(1.1)	(1.6)
Retained earnings	608.8	657.5
Total stockholders’ equity	91.2	145.8
Total liabilities and stockholders’ equity	$4,116.6	$4,015.8
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts)

	Fiscal Year Ended
	February 3, 2026	February 4, 2025	February 4, 2024
Entertainment revenues	$1,323.5	$1,391.0	$1,434.8
Food and beverage revenues	779.3	741.7	770.5
Total revenues	2,102.8	2,132.7	2,205.3
Cost of entertainment	107.1	118.6	138.5
Cost of food and beverage	193.2	195.8	214.5
Total cost of products	300.3	314.4	353.0
Operating payroll and benefits	535.8	523.5	525.9
Other store operating expenses	725.1	690.4	669.5
General and administrative expenses	117.0	99.5	113.8
Depreciation and amortization expense	279.4	238.2	208.5
Pre-opening costs	19.0	18.7	18.4
Other charges and gains	40.1	27.6	9.6
Total operating costs	2,016.7	1,912.3	1,898.7
Operating income	86.1	220.4	306.6
Interest expense, net	154.0	135.3	127.4
Loss on debt refinancing	—	15.2	16.1
Income (loss) before income taxes	(67.9)	69.9	163.1
Provision for (benefit from) income taxes	(19.2)	11.6	36.2
Net income (loss)	(48.7)	58.3	126.9
Unrealized foreign currency translation gain (loss)	0.5	(0.7)	—
Total other comprehensive gain (loss)	0.5	(0.7)	—
Total comprehensive income (loss)	$(48.2)	$57.6	$126.9

Net income (loss) per share:
Basic	$(1.40)	$1.49	$2.94
Diluted	$(1.40)	$1.46	$2.88
Weighted average shares used in per share calculations:
Basic	34.67	39.07	43.20
Diluted	34.67	40.01	44.07
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Paid-In Capital	Treasury Stock At Cost		Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
	Shares	Amt.		Shares	Amt.
Balance as of January 29, 2023	62.42	$0.6	$577.5	14.01	$(639.0)	$(0.9)	$472.3	$410.5
Net income	—	—	—	—	—	—	126.9	126.9
Share-based compensation	—	—	16.0	—	—	—	—	16.0
Issuance of common stock	0.44	—	4.1	—	—	—	—	4.1
Repurchase of common stock	—	—	—	8.58	(306.3)	—	—	(306.3)
Balance as of February 4, 2024	62.86	0.6	597.6	22.59	(945.3)	(0.9)	599.2	251.2
Net income	—	—	—	—	—	—	58.3	58.3
Unrealized foreign currency translation loss	—	—	—	—	—	(0.7)		(0.7)
Share-based compensation	—	—	4.6	—	—	—	—	4.6
Issuance of common stock	0.30	—	7.7	—	—	—	—	7.7
Repurchase of common stock	—	—	—	5.02	(175.3)	—	—	(175.3)
Balance as of February 4, 2025	63.16	0.6	609.9	27.61	(1,120.6)	(1.6)	657.5	145.8
Net loss	—	—	—	—	—	—	(48.7)	(48.7)
Unrealized foreign currency translation gain	—	—	—	—	—	0.5	—	0.5
Share-based compensation	—	—	19.6	—	—	—	—	19.6
Issuance of common stock	0.31	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	1.11	(26.0)	—	—	(26.0)
Balance as of February 3, 2026	63.47	$0.6	$629.5	28.72	$(1,146.6)	$(1.1)	$608.8	$91.2
See accompanying notes to consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	February 3, 2026	February 4, 2025	February 4, 2024
Operating activities:
Net income (loss)	$(48.7)	$58.3	$126.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	279.4	238.2	208.5
Non-cash interest expense	9.0	10.7	11.8
Impairment of long-lived assets	17.8	3.9	1.7
Deferred taxes	(3.0)	(21.0)	17.2
Loss on debt refinancing	—	15.2	16.1
Share-based compensation	19.6	4.6	16.0
Other, net	8.8	31.1	6.5
Changes in assets and liabilities:
Inventories	(0.1)	(2.6)	8.1
Prepaid expenses	5.4	(0.3)	1.3
Income tax receivable	(26.1)	13.7	2.6
Accounts receivable	0.8	1.8	(0.1)
Other assets and deferred charges	(3.8)	(5.9)	(6.1)
Accounts payable	24.4	(11.9)	(1.3)
Accrued liabilities	9.4	(17.0)	(40.5)
Income taxes payable	—	(0.2)	0.1
Other long-term liabilities	(2.1)	(6.3)	(4.6)
Net cash provided by operating activities	290.8	312.3	364.2
Investing activities:
Capital expenditures	(391.4)	(530.2)	(330.2)
Incentives from landlords - finance leases	4.5	—	—
Proceeds from sales of property and equipment	—	0.4	1.1
Net cash used in investing activities	(386.9)	(529.8)	(329.1)
Financing activities:
Proceeds from term loan and revolver	813.0	1,448.0	213.7
Term loan and revolver payment	(785.0)	(1,261.5)	(166.5)
Debt issuance costs and prepayment premiums	(0.7)	(17.4)	(11.8)
Proceeds from sale-leaseback transactions	106.4	184.7	84.2
Principal payments on sale-leaseback financing	(2.1)	(1.0)	—
Principal payments on finance leases	(0.2)	—	—
Repurchase of common stock under share repurchase program	(23.9)	(171.9)	(300.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(1.7)	(1.7)	(3.1)
Proceeds from the exercise of stock options	—	7.9	4.1
Net cash provided by (used in) financing activities	105.8	187.1	(179.4)
Increase (decrease) in cash and cash equivalents	9.7	(30.4)	(144.3)
Beginning cash and cash equivalents	6.9	37.3	181.6
Ending cash and cash equivalents	$16.6	$6.9	$37.3
Supplemental disclosures of cash flow information:
Increase (decrease) in accounts payable for the acquisition of property and equipment	$(33.3)	$27.6	$35.2
Cash paid for income taxes, net (see Note 7)	$10.8	$20.1	$9.7
Cash paid for interest, net	$126.7	$123.6	$122.3
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
Certain prior-year amounts were reclassified to conform to current year presentations.
During fiscal 2025, we opened eleven new stores and relocated one additional Dave & Buster’s branded store. During fiscal 2024, we opened fourteen new stores. As of February 3, 2026, we owned and operated 243 stores located in 44 states, Puerto Rico and one Canadian province.
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
Fiscal year — The Company’s fiscal year consists of 52 or 53 weeks ending on the Tuesday after the Monday closest to January 31. Fiscal year 2025, which ended on February 3, 2026, contained 52 weeks. Fiscal year 2024, which ended on February 4, 2025, contained 52 weeks. Fiscal year 2023, which ended on February 4, 2024, contained 53 weeks. Each quarterly period has 13 weeks, except in a 53-week year, when the fourth quarter has 14 weeks.
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
Cash and cash equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks create book overdrafts, which are presented in “Accounts payable” on the Consolidated Balance Sheets. There were no book overdrafts as of February 3, 2026 or February 4, 2025. Changes in the book overdraft position are presented within “Net cash provided by operating activities” within the Consolidated Statements of Cash Flows. At the end of fiscal 2025 and fiscal 2024, the Company had no restricted cash.
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
Expenditures that extend the life, increase capacity of or improve the safety or the efficiency of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss). Application development stage costs for internally developed software projects are capitalized and amortized as part of furniture, fixtures, and equipment. Interest cost on funds used during the acquisition period of significant capital assets are capitalized as part of the asset and depreciated. Gains and losses related to store property and equipment disposals are recorded in “Other charges and gains” in the Consolidated Statements of Comprehensive Income (Loss).
We review long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We also perform a full quantitative impairment evaluation on an annual basis. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in legal factors or business climate and future operating plans. The more significant inputs used in determining our estimate of the projected undiscounted cash flows included projected sales and projected margins as well as the estimate of the remaining useful life of the assets. If the carrying amount is not recoverable, we record an impairment charge equal to the excess of the carrying amount over the fair value, which is estimated based on discounted projected future operating cash flows of the store over the remaining service life using a risk adjusted discount rate that is commensurate with the inherent risk. For fiscal years 2025, 2024 and 2023, we recorded impairments of $17.8, $3.9 and $1.7, respectively, primarily related to underperforming stores.
Goodwill and tradenames — Goodwill and tradenames have indefinite useful lives, are not subject to amortization, and are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would indicate that impairment may exist. We consider our Dave & Buster's and Main Event brands to be two reporting units within one reportable operating segment.
We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level, specifically for the Main Event and Dave & Buster’s brands, where goodwill has been assigned. Under ASC Topic 350, Goodwill, Intangibles and Other, we can elect to perform a qualitative or quantitative impairment assessment of our goodwill.
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
For fiscal years 2025, 2024 and 2023, there was no impairment to our goodwill or tradenames. See balances of goodwill and tradenames at Note 4.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Fair value of financial instruments — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows:
•Level one inputs are quoted prices available for identical assets or liabilities in active market.
•Level two inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets.
•Level three inputs are unobservable and reflect management’s own assumptions.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term nature.
The fair value of the Company’s debt is determined based on traded price data as of the measurement date, which we classify as a level two input within the fair value hierarchy.
The fair value of the Company's debt was as follows as of the periods indicated:

	February 3, 2026	February 4, 2025
Revolving credit facility	$170.0	$135.0
Term loans	1,264.3	1,351.1
Total debt	$1,434.3	$1,486.1
See Note 6 for further discussion of the Company's debt.
Revenues — Our entertainment revenues primarily consist of attractions including redemption and simulation games, bowling, laser tag, billiards and gravity ropes. Our food and beverage revenues consist of full meals, appetizers and both alcoholic and non-alcoholic beverages.
The following table presents revenues included in these categories for the periods presented:

	Fiscal Year Ended
	February 3, 2026	February 4, 2025	February 4, 2024
Entertainment	$1,296.8	$1,366.7	$1,406.1
Other (1)	26.7	24.3	28.7
Entertainment revenues	$1,323.5	$1,391.0	$1,434.8

Food and non-alcoholic beverages	$536.2	$506.3	$517.1
Alcoholic beverages	243.1	235.4	253.4
Food and beverage revenues	$779.3	$741.7	$770.5
(1)     Primarily consists of revenue earned from party rentals and gift card and game play card breakage (see Revenue recognition below).

Revenue recognition for Entertainment — Customers purchase cards with game play credits to be used on a variety of redemption and simulation games. Entertainment revenues related to game play primarily consist of game play credits, which are used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations related to unredeemed game play credits and unredeemed tickets. The deferred entertainment revenue is based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. The Company recognizes breakage as revenue in proportion to the pattern of redemption by the customers. This breakage is based on the Company’s specific historical redemption patterns and will change as those redemption patterns change over time. Recognized game play credits and tickets breakage revenue is included in Entertainment revenues in the Consolidated Statements of Comprehensive Income (Loss). Historically, select Company promotional programs have included multiple performance obligations that are discounted from the standalone selling prices. We allocate the entire discount to the remaining performance obligation.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Total deferred entertainment revenue is included in “Accrued liabilities” in our Consolidated Balance Sheets. During fiscal 2025, we recognized revenue of approximately $83.5 related to the amount in deferred entertainment revenue as of the end of fiscal 2024. During fiscal 2024, we recognized revenue of approximately $79.5 related to the amount in deferred entertainment revenue as of the end of fiscal 2023.
We sell gift cards, which do not have expiration dates, and we do not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards upon redemption by the customer. For unredeemed gift cards the Company expects to be entitled to breakage and for which there is not a legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. Recognized gift card breakage revenue is included in “Entertainment revenues” in the Consolidated Statements of Comprehensive Income (Loss). The contract liability related to our gift cards is included in “Accrued liabilities” in our Consolidated Balance Sheets. During fiscal 2025, we recognized revenue of approximately $17.8 related to the amount in deferred gift card revenue as of the end of fiscal 2024. During fiscal 2024, we recognized revenue of approximately $12.6 related to the amount in deferred gift card revenue as of the end of fiscal 2023.
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
Eligible customers who enroll in the Company’s loyalty program generally earn rewards based on the level of chips played. Earned rewards generally expire one to two months after they are issued. We defer revenue associated with the estimated selling prices of rewards earned and expected to be redeemed based on historical redemption patterns.
Advertising and marketing costs — Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred. Advertising and marketing costs expensed were $93.0, $80.3, and $73.5, in fiscal 2025, 2024 and 2023, respectively. Advertising and marketing costs are included in “Other store operating expenses” in the Consolidated Statements of Comprehensive Income (Loss).
Leases — Our operating leases consist of facility leases at our stores and our store support center and certain equipment leases that have a term in excess of one year. At contract inception, we determine whether a contract is, or contains, a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. We assess lease classification at commencement and reassess lease classification subsequent to commencement upon a change to the expected lease term or modification of the contract. We recognize a lease liability representing the present value of lease payments not yet paid and a corresponding right-of-use (“ROU”) asset, in the case of an operating lease, or a finance lease asset (included in Property and equipment on the consolidated balance sheets), in the case of a finance lease, as of the lease commencement date. These assets are initially and subsequently measured throughout the lease term at the carrying amount of the lease liability adjusted for lease incentives, initial direct costs, prepayments or accrued lease payments and impairment of ROU assets, if any. Generally, the Company’s lease contracts do not provide a readily determinable implicit rate, and therefore, the Company uses an estimated incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a hypothetical credit rating.
Our leases typically have initial terms ranging from ten to twenty-five years and most include options to extend the leases for one or more 5-year periods. Generally, the lease term includes the non-cancelable period of the lease inclusive of reasonably certain renewal periods up to a term of twenty years. The Company’s lease agreements generally contain rent holidays and/or escalating rent clauses. Lease cost is recognized on a straight-line basis over the lease term. The Company is generally obligated for the cost of property taxes, insurance, and maintenance of the leased assets, which are often variable lease payments. Our leases typically provide for a fixed base rent plus contingent rent to be determined as a percentage of sales greater than certain specified target amounts. Contingent rental payments, when considered probable, are recognized as variable lease expenses. The Company accounts for the lease components and non-lease components, primarily fixed maintenance, for all leases, as a single lease component for new and modified leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Tenant incentives used to fund leasehold improvements are recognized when earned and reduce the corresponding asset related to the lease. Tenant incentives are amortized through the asset as reductions of expense over the lease term. The balance of leasehold improvement incentive receivables is reflected as a reduction of the current portion of operating lease liabilities. We consider the concentration of credit risk for tenant improvement allowance receivables from landlords to be minimal due to the payment histories and general financial condition of our landlords.
Operating leases are included within “Operating lease right of use assets”, “Accrued liabilities” and “Operating lease liabilities” in the Consolidated Balance Sheets. Operating lease payments are classified as cash flows in operating activities with ROU asset amortization and the change in the lease liability combined within “Other long-term liabilities” in the reconciliation of net income to cash flows provided by operating activities in the Consolidated Statements of Cash Flows.
Finance leases are included within “Property and equipment”, “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets. Finance lease payments are classified as a reduction of cash flows in financing activities related to principal and operating activities related to interest with corresponding asset amortization included in operating activities in the Consolidated Statements of Cash Flows.
Self-insurance programs — The Company utilizes a self-insurance plan for health coverage, a self-insured retention program for general liability coverage, and a deductible program for workers' compensation coverage. To limit our exposure to losses, we maintain stop-loss coverage on our health coverage and excess liability policies on our general liability and workers' compensation coverage through third-party insurers. Losses are accrued based on the Company's historical claims experience and case losses, assisted by independent third-party actuaries. The estimated cost to settle reported claims and incurred but unreported claims is included in "Accrued liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets.
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
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States. The legislation includes the permanent extension of certain provisions from the Tax Cuts and Jobs Act, changes to international tax rules, and the restoration of favorable treatment for certain business tax provisions, most notably 100% bonus depreciation on qualified assets and interest expense deductibility, with various effective dates beginning in 2025. We have reflected the impact of the enacted provisions, primarily affecting deferred tax liability and income tax receivable balances, in our Consolidated Balance Sheet. The legislation did not have a material impact on our income tax expense or effective tax rate for the year. We continue to evaluate the broader effects of the legislation as further guidance is issued. See further discussion at Note 7.
Foreign currency — Foreign currency translation adjustments represent the unrealized impact of translating the financial statements of our Canadian stores from their respective functional currency (Canadian dollars) to U.S. dollars and are reported as a component of comprehensive income and recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheets. Gains and losses from foreign currency transactions are recognized in “Other charges and gains” in the Consolidated Statements of Comprehensive Income (Loss).

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Earnings (loss) per share — Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the basic weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average shares outstanding is increased by the dilutive effect of stock options and restricted share awards. Stock options and restricted share awards with an anti-dilutive effect are not included in the diluted net income per share calculation.
Basic weighted average shares outstanding were reconciled to diluted weighted average shares outstanding as follows as of the dates presented:

	February 3, 2026	February 4, 2025	February 4, 2024
Basic weighted average shares outstanding	34.67	39.07	43.20
Weighted average dilutive impact of awards	—	0.94	0.87
Diluted weighted average shares outstanding	34.67	40.01	44.07
Weighted average awards excluded as antidilutive	1.12	0.40	0.78
Recent accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on a prospective basis effective for the fiscal year ended February 3, 2026. See further discussion at Note 7.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, which requires expanded disclosures of expense information including the amounts of inventory purchases, employee compensation, depreciation, amortization, depletion and selling expenses within commonly presented expense captions presented on the face of the income statement. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, applied retrospectively. Early adoption is permitted. The Company is in the process of evaluating the impact of adopting the accounting provisions of ASU 2024-03 on the notes to the consolidated financial statements.
In June 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The purpose of ASU 2025-06 was to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software (“ASC 350-40”) to better align the accounting guidance with the software development approaches currently used. Specifically, software is not always developed in a linear manner, which is an underlying tenet of the existing internal-use software capitalization framework. To clarify how the guidance applies to both linear and nonlinear software development, ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout ASC 350-40. Under ASU 2025-06, an entity is required to start capitalizing software costs when both of the following occur: (i) management has committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). Furthermore, the amendments in ASU 2025-06 supersede the current website development costs guidance and incorporate the recognition requirements for website-specific development costs from ASC 350-50 into ASC 350-40. The amendments in ASU 2025-06 are effective for all public companies for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is in the process of evaluating the impact of adopting the accounting provisions of ASU 2025-06 on the consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 2: Inventories
Inventories consisted of the following as of the dates presented:

	February 3, 2026	February 4, 2025
Food and beverage	$13.6	$13.8
Entertainment (1)	20.2	19.4
Other inventory and reserves, net	6.1	6.6
Total inventories	$39.9	$39.8
(1)Entertainment inventory includes electronics, plush toys, small novelty and other items used as redemption prizes for certain games, as well as certain supplies needed for entertainment operations.
Note 3: Property and Equipment
Property and equipment consisted of the following as of the dates presented:

	February 3, 2026	February 4, 2025
Land (1)	$78.5	$71.4
Buildings and leasehold improvements (1)	1,637.3	1,488.7
Property under finance lease (2)	28.9	—
Furniture, fixtures and equipment	892.8	816.6
Games	621.9	472.8
Construction in progress	131.9	188.2
Total cost	3,391.3	3,037.7
Accumulated depreciation	(1,672.3)	(1,403.1)
Property and equipment, net	$1,719.0	$1,634.6
(1)Balances as of February 3, 2026 for land of $76.0 and buildings and leasehold improvements of $160.9 related to sale leaseback transactions. Balances as of February 4, 2025 for land of $38.7 and buildings and leasehold improvements of $131.6 related to sale leaseback transactions. See discussion of sale leaseback transactions at Note 8.
(2)Balances include land and buildings subject to finance leases. See Note 8 for discussion of finance leases.
Depreciation expense totaled $279.1, $237.4, and $207.7 for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
Note 4: Goodwill and Tradename Assets
The changes in the carrying amount of goodwill and tradename assets during fiscal 2025 and fiscal 2024 are as follows:

	Goodwill	Tradename
As of February 4, 2024	$742.5	$178.2
Foreign currency translation	0.1	—
As of February 4, 2025	$742.6	$178.2
Foreign currency translation	—	—
As of February 3, 2026	$742.6	$178.2

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 5: Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities consisted of the following as of the dates presented:

	February 3, 2026	February 4, 2025
Deferred entertainment revenue	$73.8	$95.7
Current portion of operating lease liabilities, net (1)	80.5	77.8
Compensation and benefits	30.7	26.2
Deferred gift card revenue	19.3	22.4
Sales, use and other taxes	8.2	8.1
Property taxes	15.4	10.7
Customer deposits	11.7	10.4
Accrued interest	20.4	2.2
Utilities	7.0	7.4
Current portion of self-insurance reserves	7.5	5.7
Current portion of deferred occupancy costs	2.5	1.6
Other	23.3	22.5
Total accrued liabilities	$300.3	$290.7
(1) Balances are net of leasehold incentive receivables from landlords and prepaid amounts.
Other long-term liabilities consisted of the following as of the dates presented:

	February 3, 2026	February 4, 2025
Long-term lease financing (1)	$367.5	$263.9
Long-term finance leases (1)	32.7	—
Long-term portion of self-insurance reserves	15.1	16.9
Deferred compensation liability	11.9	10.1
Other	17.4	18.0
Total other long-term liabilities	$444.6	$308.9
(1) See discussion of failed sale-leaseback transactions and finance leases at Note 8.
Note 6: Debt
Long-term debt consisted of the following as of the dates presented:

	February 3, 2026	February 4, 2025
Credit facility—revolver	$170.0	$135.0
Credit facility—term loan	1,382.3	1,389.3
Total debt outstanding	1,552.3	1,524.3
Less current installments of long-term debt	(7.0)	(7.0)
Less issue discounts and debt issuance costs	(30.3)	(38.2)
Long-term debt, net	$1,515.0	$1,479.1

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Credit Facility
In fiscal 2022, the Company entered into a senior secured credit agreement (as amended periodically, the “Credit Agreement”) including a revolving credit facility (the “Revolving Credit Facility”) and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, D&B Inc. entered into an amendment with its banking syndicate that amended the Credit Facility (the “Fourth Amendment”). The Fourth Amendment, among other things, increased term loans to an aggregate principal amount of $700.0 (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and increased the Revolving Credit Facility by $150.0 to a total $650.0 with a maturity date of November 1, 2029. The proceeds from the Incremental Term B Loans were primarily used to redeem $440.0 of outstanding senior secured notes (see 7.625% Senior Secured Notes below), and to pay down $200.0 of the then existing term loans outstanding under the Credit Facility (the “Existing Term B Loans”).
On December 9, 2025, D&B Inc, D&B Holdings, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”).
The Fifth Amendment among other things:
•provides for an increase in the maximum permitted net total leverage ratio of D&B Inc. and its restricted subsidiaries from 3.50:1.00 to 4.00:1.00 as of the end of each fiscal quarter when applicable to test the net total leverage ratio and
•increases the margin applicable to the revolving loans to, in the case of SOFR loans, 3.25% per annum and, in the case of ABR loans, 2.25% per annum.
Both the existing Term B Loans and the incremental Term B Loans bear interest at Term SOFR or ABR (each, as defined in the Credit Amendment) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. Borrowings under the Revolving Credit Facility bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.25% per annum or ABR plus a spread ranging from 1.50% to 2.25% per annum. Unused commitments under the Revolving Credit Facility incur initial commitment fees of 0.30% to 0.50%. Additionally, the interest rate margin applicable to the Existing Term B Loans and loans outstanding under the Revolving Credit Facility would be subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step-up if such rating is subsequently not maintained).
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of February 3, 2026, we had letters of credit outstanding of $13.7 and an unused commitment balance of $466.3 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times the trailing 12-month Adjusted EBITDA, as defined in the Credit Agreement, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.
7.625% Senior Secured Notes
During fiscal 2020, the Company issued $550.0 aggregate principal amount of 7.625% senior secured notes (the “Notes”). The Notes were issued by D&B Inc and were unconditionally guaranteed by D&B Holdings and certain of D&B Inc’s existing and future wholly owned material domestic subsidiaries. During fiscal 2021, the Company redeemed a total of $110.0 outstanding principal amount of the Notes. During fiscal 2024, using the proceeds from the Fourth Amendment to the Credit Agreement discussed above, the Company redeemed the remaining $440.0 outstanding principal amount of the Notes.
Loss on debt refinancing
Term Loans — In connection with the Fourth Amendment described above, certain lenders exited the syndicate and were replaced by new syndicate members. The term loans, in the aggregate, were increased, a portion of the term loan facility was deemed extinguished, and a portion was determined to be modified. As a result, $4.1 of unamortized costs were written off and $8.2 of new fees were expensed on the modified portion resulting in a total charge of $12.3 included in “Loss on debt refinancing” on the Consolidated Statements of Comprehensive Income (Loss) for fiscal 2024. The remaining unamortized issuance discounts and new issuance discount and costs immediately subsequent to the refinancings were deferred and are amortized into interest expense, net over the remaining term of the Existing Term B Loans and the Incremental Term B Loans.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Revolving Credit Facility — In connection with the Fourth Amendment described above, certain lenders exited the syndicate and were replaced by new syndicate members. The Revolving Credit Facility was increased in size, a portion of the Revolving Credit Facility was deemed extinguished, and a portion was determined to be modified. As a result, $0.6 of unamortized costs were written off and included in “Loss on debt refinancing” on the Consolidated Statements of Comprehensive Income (Loss) for fiscal 2024. The remaining unamortized issuance discounts and new issuance costs immediately subsequent to the refinancings were deferred and are amortized into interest expense, net over the remaining term of the Credit Facility.
In connection with the Fifth Amendment described above, all lenders remained in the syndicate. The Revolving Credit Facility was not increased or decreased in size. The unamortized issuance discounts prior to the Fifth Amendment and new issuance costs incurred of approximately $0.7 were deferred and are amortized into interest expense, net over the remaining term of the Credit Facility.
The Notes — Immediately prior to paying down the Notes, the Company had $2.3 of unamortized debt issuance costs related specifically to the Notes. The Notes were deemed fully extinguished, and all such costs were included in “Loss on debt refinancing” on the Consolidated Statements of Comprehensive Income (Loss) for fiscal 2024.
Future debt obligations
Below are our future debt principal payment obligations as of February 3, 2026 by fiscal year:

2026	$7.0
2027	7.0
2028	7.0
2029	868.0
2030	7.0
Thereafter	656.3
Total future payments	$1,552.3
Interest expense and weighted average effective interest
The following table sets forth our recorded interest expense, net for the periods presented:

	February 3, 2026	February 4, 2025	February 4, 2024
Interest expense on debt	$125.9	$120.6	$121.8
Amortization of issue discount and issuance cost	8.9	10.6	11.8
Interest expense on sale-leaseback transactions (1)	22.6	8.1	1.4
Interest expense on finance leases (1)	1.5	—	—
Interest income	(0.6)	(0.4)	(4.7)
Capitalized interest	(4.3)	(3.6)	(2.9)
Total interest expense, net	$154.0	$135.3	$127.4
(1)    See discussion of sale-leaseback transactions and finance leases at Note 8.
For fiscal 2025 and fiscal 2024, the Company’s weighted average effective interest rate on our total debt facilities (before capitalized interest amounts and excluding finance lease and sale-leaseback interest) was 8.4% and 9.7%, respectively.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)

Note 7: Income Taxes
The effective tax rate for fiscal 2025 was 28.3%, compared to 16.5% for fiscal 2024. The effective tax rate increase for fiscal 2025 compared to fiscal 2024 was primarily driven by a significant shift in pre-tax book income. The Company had a pre-tax loss, thus certain tax attributes and permanent items have an increased impact on the effective tax rate, as they represent a larger proportion relative to a diminished income. Additionally, an increase in permanent nondeductible items and unfavorable state income tax effects during fiscal 2025 further contributed to the higher effective tax rate relative to the prior year.
In fiscal 2025, we adopted ASU 2023-09, as described further at Note 1, on a prospective basis. Disclosures for fiscal 2025 reflect the updated requirements of the standard, while disclosures for prior periods continue to be presented under the guidance in effect for those periods.
For fiscal 2025, the components of income before income taxes and the corresponding provision for (benefit from) income taxes, prepared in accordance with ASU 2023-09, are presented below:

February 3, 2026
Income (loss) before income taxes
United States	$(68.3)
Foreign	0.4
Total income (loss) before income taxes	$(67.9)
The following table sets forth our income tax provision (benefit from) for fiscal 2025, 2024 and 2023:

	February 3, 2026	February 4, 2025	February 4, 2024
Current provision:
Federal	$(15.6)	$20.7	$8.3
State and local	(1.1)	11.4	9.4
Foreign	0.5	0.5	1.3
Total current provision (benefit from)	(16.2)	32.6	19.0
Deferred provision:
Federal	(3.3)	(16.9)	16.2
State and local	0.3	(3.9)	2.5
Foreign	—	(0.2)	(1.5)
Total deferred provision (benefit from)	(3.0)	(21.0)	17.2
Provision for (benefit from) income taxes	$(19.2)	$11.6	$36.2

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
For the year ended February 3, 2026, the following reconciles the U.S federal statutory tax rate to the Company’s effective income tax rate for fiscal 2025, as required under ASU 2023-09:

	Amount	Percent
U.S. federal statutory rate	$(14.3)	21.0%
Domestic federal:
Tax credits
Credit for FICA taxes paid on tips	(8.4)	12.3%
Work opportunity tax credit	(1.9)	2.8%
Other	(0.1)	0.1%
Non-taxable or non-deductible items
FICA taxes paid on tips subject to tax credit	1.8	(2.6)%
Non-deductible executive compensation	1.6	(2.3)%
Equity compensation	1.0	(1.5)%
Other	1.0	(1.2)%
Domestic state and local income taxes, net of federal benefit	1.2	(1.7)%
Foreign tax effects	0.1	(0.4)%
Changes in unrecognized tax benefits	(1.2)	1.8%
Total	$(19.2)	28.3%
The following table reconciles the effective tax rate to the federal income tax rate for fiscal 2024 and 2023:

	February 4, 2025	February 4, 2024
Federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	5.9%	4.8%
Permanent differences	3.1%	2.3%
Tax credits	(14.2)%	(7.7)%
Share-based compensation	(0.3)%	(0.4)%
Other	1.0%	2.2%
Effective tax rate	16.5%	22.2%

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Components of the deferred income tax liability, net consist of the following as of the periods indicated:

	February 3, 2026	February 4, 2025
Deferred tax assets:
Deferred revenue	$6.5	$13.9
Long-term lease obligation	431.9	434.0
Accrued liabilities	4.1	3.5
Workers’ compensation and general liability insurance	5.5	5.6
Share-based compensation	8.2	7.8
Financing obligation	88.8	68.0
Net operating loss carryovers	10.0	3.0
Tax credit carryovers	12.0	1.6
Excess business interest expense	28.4	21.4
Other	5.5	6.2
Subtotal	600.9	565.0
Less: Valuation allowance	(1.8)	(1.6)
Total deferred tax assets	$599.1	$563.4
Deferred tax liabilities:
Trademark/tradename	$43.7	$44.0
Property and equipment	263.4	229.3
Right of use assets	341.4	344.2
Other debt related items	4.2	5.7
Other	6.0	3.1
Total deferred tax liabilities	$658.7	$626.3
Deferred tax liability, net	$59.6	$62.9
Income taxes paid, net of refunds, by jurisdiction, are summarized below in accordance with ASU 2023-09 disclosure requirements for the year ended February 3, 2026:

February 3, 2026
U.S. federal	$5.5

U.S. state and local
Florida	1.3
Louisiana	0.8
Pennsylvania	0.7
Texas	0.9
Other	1.7
Total U.S. state and local	5.4

Foreign	(0.1)
Total	$10.8

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
As of February 3, 2026, we had $34.2 of U.S. federal net operating loss carryforwards, which do not expire, are subject to an offset limitation of 80% of future taxable income in any given year, and $54.0 of state net operating loss carryforwards, which begin to expire in 2026, general business tax credits of $10.3, which will begin to expire in 2045, and foreign tax credit carryovers of $1.7 which will begin to expire in 2028.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	February 3, 2026	February 4, 2025	February 4, 2024
Balance at beginning of year	$7.2	$8.6	$1.9
Additions for tax positions of prior years	0.9	0.9	1.1
Reductions for tax positions of prior years	(0.2)	(1.8)	—
Settlements with tax authorities	(1.7)	(0.5)	—
Additions for tax positions of current year	0.2	0.6	6.1
Other	(0.3)	(0.6)	(0.5)
Balance at year end	$6.1	$7.2	$8.6
The February 3, 2026 balance of unrecognized tax benefits includes $0.7, that if recognized, would affect our effective tax rate. At February 3, 2026, and February 4, 2025, we had accrued interest and penalties of $1.4 and $1.0, respectively. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the “Provision for (benefit from) income taxes” recognized in the Consolidated Statements of Comprehensive Income (Loss).
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States. The legislation includes the permanent extension of certain provisions from the Tax Cuts and Jobs Act, changes to international tax rules, and the restoration of favorable treatment for certain business tax provisions, most notably 100% bonus depreciation on qualified assets and interest expense deductibility, with various effective dates beginning in 2025. We have reflected the impact of the enacted provisions, primarily affecting deferred tax liability and income tax receivable balances, in our Consolidated Balance Sheet. The legislation did not have a material impact on our income tax expense or effective tax rate for the year. We continue to evaluate the broader effects of the legislation as further guidance is issued.
We file consolidated income tax returns with all our domestic subsidiaries, which are periodically audited by various federal, state and foreign jurisdictions. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2021.
The Company recorded excess tax expense (benefit) of $1.2, $(1.0), and $(0.8), in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, to the “Provision for (benefit from) income taxes” in the Consolidated Statements of Comprehensive Income (Loss).
Note 8: Leases
We currently lease the vast majority of the buildings or sites for our stores, store support center, and warehouse space under facility operating leases. These leases typically have initial terms ranging from ten to twenty years and generally include one or more options to renew. When determining the lease term, we include option periods for which renewal is reasonably certain. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating leases also include certain equipment leases that have a term in excess of one year. Certain facility leases also have provisions for additional contingent rentals based on revenues.

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
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, are as follows:

	February 3, 2026	February 4, 2025	February 4, 2024
Operating lease cost	$212.0	$202.5	$198.3
Variable lease cost	41.3	42.5	40.1
Short-term lease cost	1.5	2.5	2.9
Total lease cost	$254.8	$247.5	$241.3
Operating lease payments in the table above include minimum lease payments for future sites for which the leases have commenced. As of February 3, 2026, the Company had signed lease agreements with total lease payments of $131.6 related to seven facility leases which had not yet commenced. Fixed minimum lease payments related to these facilities are not included in the right-of-use assets and lease liabilities on the Consolidated Balance Sheets as of February 3, 2026.
Supplemental disclosures of cash flow information related to leases were as follows for years ended:

	February 3, 2026	February 4, 2025	February 4, 2024
Scheduled payments for operating lease liabilities	$214.3	$205.9	$204.3
Scheduled payments for finance lease liabilities	$1.7	$—	$—
Net lease assets obtained in exchange for new operating lease liabilities (1)	$62.5	$92.1	$92.8
Net lease assets obtained in exchange for new finance lease liabilities (1)	$28.9	$—	$—
Weighted-average remaining lease term—operating leases	12.2 years	12.6 years	12.9 years
Weighted-average remaining lease term—finance leases	19.4 years	N/A	N/A
Weighted-average discount rate—operating leases	7.6%	7.6%	7.5%
Weighted-average discount rate—finance leases	7.5%	N/A	N/A
(1)Amounts shown are net of tenant improvement allowances recorded as a reduction of the initial right of use assets.
Minimum future maturities of lease liabilities as of February 3, 2026 were as follows:

	Operating Leases	Finance Leases
2026	$205.6	$2.7
2027	226.1	3.0
2028	225.0	3.0
2029	220.0	3.1
2030	206.6	3.1
Thereafter	1,511.9	49.8
Total future operating lease liability	$2,595.2	$64.7
Less: imputed interest	(934.6)	(31.4)
Present value of operating lease liabilities	$1,660.6	$33.3

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Sale-Leaseback Transactions
In fiscal 2025, the Company entered into sale and master lease agreements (“sale-leaseback transactions”) with an unrelated third-party. Under these agreements:
•The Company sold two of its open store properties, including land, buildings and certain improvements, and then leased the assets back through these sale-leaseback transactions.
•The Company sold certain store properties, including land, buildings and certain improvements, and then leased the assets back through these sale-leaseback transactions. The locations sold were in varying stages of development, or began development in fiscal 2025, and are scheduled to open through fiscal 2026. The Company expects to receive incremental proceeds in the amount of remaining capital expenditures incurred related to the construction of these stores prior to opening.
•Total proceeds related to these sale and master lease agreements as of February 3, 2026 were $106.4, net of certain closing costs.
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
As of February 3, 2026 a long-term outstanding lease liability of $367.5 was recorded in Other long-term liabilities and the current outstanding liability of $2.8 was recorded in “Accrued liabilities” on the Consolidated Balance Sheets related to the sale-leaseback transactions discussed above as well as additional sale-leaseback transactions completed in previous years.
Finance Leases
In fiscal 2025, the Company amended leases related to three existing properties with an unrelated third-party. The Company received $4.5 in proceeds related to these extensions. As a result of the amendment, the Company reclassified these leases as finance leases.
As of February 3, 2026, the Company had finance lease liabilities related to three properties. The current outstanding finance lease liability of $0.5 was included in Accrued liabilities on the Consolidated Balance Sheet and the long-term outstanding finance lease liability of $32.7 was included in Other long-term liabilities on the Consolidated Balance Sheet.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 9: Stockholders’ Equity
Share issuances and repurchases
In March 2023, the board of directors of the Company (the “Board”) approved a share repurchase program with an initial authorization limit of $100.0. Subsequently, our board approved additional repurchases for a total of $600.0 under the plan as of February 3, 2026. During fiscal 2025, the Company repurchased 1.04 shares at an average of $23.03 per share.
As of February 3, 2026, the remaining dollar value of shares that may be repurchased under the program is $104.1. Future decisions to repurchase shares continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other relevant factors. During fiscal 2024, the Company repurchased 4.99 shares at an average of $34.50 per share under the repurchase program.
The Company treats shares withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock were not considered common stock repurchases under the share repurchase plan. During the fiscal years ended 2025, 2024 and 2023, we withheld 0.09, 0.03, and 0.09 shares of common stock to satisfy $1.7, $1.7, and $3.1 of employees’ tax obligations, respectively.
Cash dividends
The Company did not declare or pay any dividends during fiscal years ended 2025, 2024 or 2023.
Share-based compensation
In October 2024, the 2014 Omnibus Incentive Plan (the “2014 Plan”) expired pursuant to plan terms. On December 5, 2024, the Board of Directors adopted the Dave & Buster’s Entertainment Inc. 2025 Omnibus Incentive Plan (the “2025 Plan”), and the stockholders approved the 2025 Plan at the Company’s 2025 annual meeting of stockholders held on June 18, 2025. The Company’s long-term incentive compensation plans provided awards to executive and management personnel as well as directors and issued share-based awards under both the 2014 Plan and 2025 Plan. Options granted to employees generally become exercisable ratably over a three-year period from the grant date. Performance-based restricted stock units awarded to employees generally either vest ratably over three years or fully vest after three years, subject to the achievement of specified performance or market conditions, as applicable. Time-based restricted stock units have various service periods not exceeding five years.
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
During the second and third quarters of fiscal 2025, the Company granted certain options, time-based, performance-based, and market-based restricted stock units to the Company’s recently appointed Chief Executive Officer, executive officers, the Board, and employees. The majority of these grants vest over three years, but the market-based restricted stock units can vest earlier if the targets are achieved prior to that time. As a result, the requisite service period for such grants was determined to be less than the explicit service period.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
The grant date fair value of our time-based stock option awards has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate, as well as an estimated fair value of our common stock. The grant date fair value of our performance-based stock option awards has been determined using a Monte Carlo simulation model. The Monte Carlo simulation model simulates the Company’s stock price over the performance period using expected volatility, the expected dividend yield of our stock, the expected term of the awards and the risk-free interest rate.
A summary of the options, as well as the significant assumptions used in determining the underlying fair value of those options, granted in fiscal 2025 were as follows:

	Volatility	Risk-free Interest Rate	Expected Term	Weighted Average Grant Date Fair Value Per Share	Options Granted
Annual time-based grants to employees	77.8%	4.0%	6.6	$20.45	0.02
One-time immediately vesting grant to former interim CEO	57.2%	3.9%	1.9	$17.73	0.10
One-time time-based grants to current CEO and other executives	76.9%	4.0%	6.8	$20.47	0.43
One-time grants to CEO and executives - 2x grant price (1)	79.5%	3.9%	6.2	$8.50	0.52
One-time grants to CEO and executives - 3x grant price (1)	79.5%	4.1%	6.2	$6.85	0.36
Total granted					1.43
(1)Options become earned if the Company’s stock price reaches specified multiples of the grant price by February 1, 2028.
The following is a summary of stock option award activity during fiscal 2025:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at February 4, 2025	0.66	$43.33
Granted	1.43	$27.04
Exercised	—	$—
Forfeited and cancelled	(0.22)	$37.71
Outstanding at February 3, 2026	1.87	$32.57
Exercisable at February 3, 2026	0.50	$41.17
The total intrinsic value of options exercised during fiscal 2025, fiscal 2024, and fiscal 2023 was $—, $3.1, and $1.7, respectively. The unrecognized expense related to stock option awards totaled approximately $12.3 as of February 3, 2026 and will be expensed over a weighted average of 2.6 years. As of February 3, 2026, the weighted average remaining contractual life of options outstanding was 7.6 years with an aggregate intrinsic value of $0.5. As of February 3, 2026, the weighted average remaining contractual life of exercisable options was 3.1 years with an aggregate intrinsic value of $0.3.
The following is a summary of restricted stock unit awards activity during fiscal 2025:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at February 4, 2025	0.93	$37.90
Granted	1.17	$26.30
Performance adjusted units	(0.32)	N/A
Vested	(0.22)	$39.04
Forfeited	(0.54)	$36.30
Outstanding at February 3, 2026	1.02	$30.72

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
The weighted average grant-date fair values of restricted stock units granted during fiscal 2025, 2024 and 2023 were $26.30, $55.38, and $35.94 per share, respectively. The total fair value of restricted stock units vested during fiscal 2025, 2024, and 2023 was $6.7, $4.2, and $7.4, respectively. The unrecognized expense related to our restricted stock units was $24.0 as of February 3, 2026, which will be expensed over a weighted average of 2.4 years.
Compensation expense related to stock options with only service conditions (time-based) is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award or to the date on which retirement eligibility is achieved, if shorter. Compensation expense for time-based restricted stock units is based on the market price of the shares underlying the awards on the grant date. Compensation expense for performance-based awards reflects the estimated probability that performance conditions at target or above will be met. Restricted stock units are expensed ratably over the service period. The effect of market conditions is considered in determining the grant date fair value of certain awards, which is not subsequently revised based on actual performance.
Compensation expense related to stock option plans and time-based restricted stock units, which is included in “General and administrative expenses” on the Consolidated Statements of Comprehensive Income (Loss), was as follows for the fiscal years presented:

	2025	2024	2023
Stock options	$7.4	$0.7	$2.7
Restricted stock units	12.2	3.9	13.3
Total compensation expense	$19.6	$4.6	$16.0
Note 10: Commitments and Contingencies
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 11: Segment Information
The Company provides premier entertainment and dining experiences for adults and families under the “Dave & Buster’s” and “Main Event” brands and offers guests the opportunity to “Eat Drink Play and Watch,” all in one location. The Company's Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), reviews the financial information presented on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s Consolidated Statements of Comprehensive Income (Loss), since the Company provides its offerings and key metrics, costs and margins similarly to both business units. The CODM manages and evaluates the results of the business in a consolidated manner to drive synergies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are centrally managed, including site acquisition and development, customer service, marketing, human resources, finance and accounting, legal and government affairs. Segment asset information is not used by the CODM to allocate resources. Under the described organizational and reporting structure, the Company has one reportable segment.
As a single reportable segment entity, the Company’s segment performance measure is net income attributable to its shareholders. See Note 1 for a description of the Company's disaggregated revenues by offering (entertainment and other revenues and food and beverage revenues). Significant segment expenses are presented in the Company’s Consolidated Statement of Comprehensive Income (Loss). Additional disaggregated certain segment expenses on a functional basis, which are not separately presented on the Company’s Consolidated Statements of Comprehensive Income (Loss), are presented below.

	Fiscal Year Ended
Other store operating expenses	2025	2024	2023
Store lease expenses (1)	$202.8	$198.7	$198.2
Advertising and marketing costs (2)	93.0	80.3	73.5
Other costs (3)	429.3	411.4	397.8
Total other store operating expenses	$725.1	$690.4	$669.5
(1)Amounts represent both minimum and variable lease costs incurred to operate certain of our stores. See Note 8 for further discussion.
(2)Amounts represent costs incurred to market our brands at a local and national level. See Note 1 for further discussion of accounting for these costs.
(3)Remaining amounts include various costs incurred to operate our stores that are not considered individually significant.

	Fiscal Year Ended
Other charges and gains	2025	2024	2023
System implementation costs (1)	$3.3	$11.2	$9.5
(Gain) loss on asset disposals and impairment (2)	36.9	16.7	(0.1)
Other	(0.1)	(0.3)	0.2
Total other charges and gains	$40.1	$27.6	$9.6
(1)Amounts represent non-capitalizable costs incurred to implement software at both the store and corporate level.
(2)Amounts represent the net book value of assets disposed, certain costs incurred to dispose of those assets, and the impairment of long-lived assets during the respective fiscal year. See Note 1 for further discussion of impairments.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)
Note 12: Subsequent Events
Supreme Court Ruling on Tariffs
On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.