Form 10-Q
period 2026-05-05
Dave & Buster's Entertainment, Inc.
filed 2026-06-15
CIK 1525769

+ ~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 5, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 10, 2026, the registrant had 34,788,694 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED MAY 5, 2026

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	May 5, 2026	February 3, 2026
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$19.6	$16.6
Inventories	40.2	39.9
Prepaid expenses	23.1	13.1
Income taxes receivable	33.6	35.2
Accounts receivable	14.4	19.3
Total current assets	130.9	124.1
Property and equipment (net of $1,741.0 and $1,672.3 of accumulated depreciation as of May 5, 2026 and February 3, 2026, respectively)	1,740.6	1,719.0
Operating lease right of use assets, net	1,295.1	1,303.2
Deferred tax assets	9.0	9.0
Tradenames	178.2	178.2
Goodwill	742.6	742.6
Other assets and deferred charges	39.4	40.5
Total assets	$4,135.8	$4,116.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$7.0	$7.0
Accounts payable	141.5	125.5
Accrued liabilities	301.1	300.3
Income taxes payable	2.3	1.8
Total current liabilities	451.9	434.6
Deferred income taxes	70.5	68.6
Operating lease liabilities	1,556.3	1,562.6
Other long-term liabilities	462.2	444.6
Long-term debt, net	1,495.3	1,515.0
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400.00 shares; issued: 63.51 shares as of May 5, 2026 and 63.47 as of February 3, 2026; outstanding: 34.79 shares as of May 5, 2026 and 34.75 as of February 3, 2026	0.6	0.6
Preferred stock, 50.00 authorized; none issued	—	—
Paid-in capital	632.0	629.5
Treasury stock, 28.72 and 28.72 shares as of May 5, 2026 and February 3, 2026, respectively	(1,146.6)	(1,146.6)
Accumulated other comprehensive loss	(0.9)	(1.1)
Retained earnings	614.5	608.8
Total stockholders’ equity	99.6	91.2
Total liabilities and stockholders’ equity	$4,135.8	$4,116.6
See accompanying notes to unaudited consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 5, 2026	May 6, 2025
Entertainment revenues	$345.1	$366.6
Food and beverage revenues	214.1	201.1
Total revenues	559.2	567.7
Cost of entertainment	27.4	30.6
Cost of food and beverage	52.4	51.5
Total cost of products	79.8	82.1
Operating payroll and benefits	140.1	135.0
Other store operating expenses	186.7	188.4
General and administrative expenses	27.5	24.4
Depreciation and amortization expenses	70.9	63.2
Pre-opening costs	5.4	6.1
Other charges and gains	1.9	5.3
Total operating costs	512.3	504.5
Operating income	46.9	63.2
Interest expense, net	36.9	36.8
Income before income taxes	10.0	26.4
Provision for income taxes	4.3	4.7
Net income	5.7	21.7
Unrealized foreign currency translation gain	0.2	0.4
Total other comprehensive gain	0.2	0.4
Total comprehensive income	$5.9	$22.1
Net income per share:
Basic	$0.16	$0.63
Diluted	$0.16	$0.62
Weighted average shares used in per share calculations:
Basic	34.66	34.72
Diluted	34.94	35.19
See accompanying notes to unaudited consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Three Months Ended May 5, 2026
	Common Stock		Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance February 3, 2026	63.47	$0.6	$629.5	28.72	$(1,146.6)	$(1.1)	$608.8	$91.2
Net income	—	—	—	—	—	—	5.7	5.7
Unrealized foreign currency translation gain	—	—	—	—	—	0.2	—	0.2
Share-based compensation	—	—	2.5	—	—	—	—	2.5
Issuance of common stock	0.04	—	—	—	—	—	—	—
Balance May 5, 2026	63.51	$0.6	$632.0	28.72	$(1,146.6)	$(0.9)	$614.5	$99.6

	Three Months Ended May 6, 2025
	Common Stock		Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance February 4, 2025	63.16	$0.6	$609.9	27.61	$(1,120.6)	$(1.6)	$657.5	$145.8
Net income	—	—	—	—	—	—	21.7	21.7
Unrealized foreign currency translation gain	—	—	—	—	—	0.4	—	0.4
Share-based compensation	—	—	3.0	—	—	—	—	3.0
Repurchase of common stock	—	—	—	1.04	(24.1)	—	—	(24.1)
Balance May 6, 2025	63.16	$0.6	$612.9	28.65	$(1,144.7)	$(1.2)	$679.2	$146.8
See accompanying notes to unaudited consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	May 5, 2026	May 6, 2025
Operating activities:
Net income	$5.7	$21.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	70.9	63.2
Non-cash interest expense	2.3	2.4
Deferred taxes	1.9	(14.8)
Share-based compensation	2.5	3.0
Other, net	3.9	(0.3)
Changes in assets and liabilities:
Inventories	(0.3)	(1.5)
Prepaid expenses	(10.0)	(11.5)
Income tax receivable	1.6	8.1
Accounts receivable	4.9	(9.1)
Other assets and deferred charges	0.7	(1.0)
Accounts payable	27.1	14.8
Accrued liabilities	0.8	9.3
Income taxes payable	0.5	12.7
Other long-term liabilities	1.3	(1.2)
Net cash provided by operating activities:	113.8	95.8
Investing activities:
Capital expenditures	(105.3)	(154.6)
Net cash used in investing activities:	(105.3)	(154.6)
Financing activities:
Proceeds from term loan and revolver	135.0	290.0
Term loan and revolver payments	(156.7)	(201.8)
Proceeds from sale-leaseback transactions	16.8	—
Principal payments on sale-leaseback financing	(0.5)	(0.5)
Principal payments on finance leases	(0.1)	—
Repurchases of common stock under share repurchase program	—	(23.9)
Net cash provided by (Used in) financing activities:	(5.5)	63.8
Increase (decrease) in cash and cash equivalents	3.0	5.0
Beginning cash and cash equivalents	16.6	6.9
Ending cash and cash equivalents	$19.6	$11.9
Supplemental disclosures of cash flow information:
Decrease in accounts payable for the acquisition of property and equipment	$(11.1)	$(39.4)
Net cash paid/( refunds) for income taxes	$—	$(1.4)
Cash paid for interest, net	$35.9	$29.0
See accompanying notes to unaudited consolidated financial statements.

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
The Company operates its business as one reportable operating segment, with two reporting units based on its major brands: Dave & Buster's and Main Event. The Company has one reportable operating segment as both brands provide similar products and services to a similar customer base, are managed together by a single management team and share similar economic characteristics. See further discussion of segment consideration at Note 8 - Segment Information to the unaudited consolidated financial statements.
During the three months ended May 5, 2026, the Company opened one store. As of May 5, 2026, the Company owned and operated 244 stores in 44 states, Puerto Rico and one Canadian province.
Fiscal Calendar — We operate on a 52-week or 53-week fiscal year that ends on the Tuesday after the Monday closest to January 31. Each quarterly period reported has 13 weeks, except for 53-week fiscal years when the fourth quarter has 14 weeks. Fiscal 2026, which will end February 2, 2027, and fiscal 2025, which ended on February 3, 2026, both follow a 52-week calendar.
Basis of Presentation — The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Our quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended February 3, 2026, included in our Annual Report on Form 10-K as filed with the SEC on March 31, 2026.
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the three months ended May 5, 2026 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending February 2, 2027.
Cash and Cash Equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks can create book overdrafts. There were no book overdrafts as of May 5, 2026 or as of February 3, 2026.
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

	May 5, 2026	February 3, 2026
Revolving credit facility	$150.0	$170.0
Term loans	1,223.5	1,264.3
Total debt	$1,373.5	$1,434.3
Revenues — Our entertainment revenues primarily consist of attractions including redemption and simulation games, bowling, laser tag, billiards and gravity ropes. Our food and beverage revenues consist of full meals, appetizers and both alcoholic and non-alcoholic beverages. The Company's revenue by category was as follows:

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 5, 2026	May 6, 2025
Entertainment	$339.5	$359.1
Other (1)	5.6	7.5
Entertainment revenues	$345.1	$366.6

Food and non-alcoholic beverages	$148.6	$137.5
Alcoholic beverages	65.5	63.6
Food and beverage revenues	$214.1	$201.1
(1)     Primarily consists of revenue earned from party and room rentals, gift card breakage (see Revenue Recognition below) and franchise revenues.
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
During the three months ended May 5, 2026, we recognized revenue of $43.0 related to the amount in deferred entertainment revenues as of the end of fiscal 2025.
Revenue Recognition for Gift Cards — During the three months ended May 5, 2026, we recognized revenue of $8.8 related to the amount in deferred gift card revenue as of the end of fiscal 2025. These revenues are included in Entertainment revenues on the Consolidated Statements of Comprehensive Income. We recognize breakage revenue on unredeemed gift cards in proportion to the pattern of redemption by the customers.
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
Basic weighted average shares outstanding were reconciled to diluted weighted average shares outstanding as follows:

	Three Months Ended
	May 5, 2026	May 6, 2025
Basic weighted average shares outstanding	34.66	34.72
Weighted average dilutive impact of awards	0.28	0.47
Diluted weighted average shares outstanding	34.94	35.19
Weighted average awards excluded as anti-dilutive	2.90	0.62
Recent Accounting Pronouncements — We reviewed the accounting pronouncements that were issued during fiscal 2026 to determine whether they would have a material impact on the consolidated financial statements.
See the discussion at Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended February 3, 2026 for previously issued accounting pronouncements that may impact the Company in the future.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 2: Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities consisted of the following as of the dates presented:

	May 5, 2026	February 3, 2026
Deferred entertainment revenue	$66.7	$73.8
Current portion of operating lease liabilities, net (1)	88.9	80.5
Compensation and benefits	31.4	30.7
Deferred gift card revenue	16.5	19.3
Sales and use and other taxes	8.3	8.2
Property taxes	14.4	15.4
Customer deposits	17.2	11.7
Accrued interest	19.0	20.4
Utilities	6.8	7.0
Current portion of self-insurance reserves	7.5	7.5
Current portion of deferred occupancy costs	3.7	2.5
Other	20.7	23.3
Total accrued liabilities	$301.1	$300.3
(1)Balances are net of leasehold incentive receivables from landlords and prepaid amounts.
Other long-term liabilities consisted of the following as of the dates presented:

	May 5, 2026	February 3, 2026
Long-term lease financing (1)	$384.4	$367.5
Long-term finance leases (1)	32.6	32.7
Long-term portion of self-insurance reserves	15.7	15.1
Deferred compensation liability	12.2	11.9
Other	17.3	17.4
Total other long-term liabilities	$462.2	$444.6
(1)See discussion of failed sale-leaseback transactions and finance leases at Note 3.
Note 3: Leases
We currently lease the vast majority of the buildings or sites for our stores, store support center, and warehouse space under facility operating leases. These leases typically have initial terms ranging from ten to twenty-five years and include one or more options to renew. When determining the lease term, we include option periods for which renewal is reasonably certain. Most of the leases require us to pay property taxes, insurance, and maintenance of the leased assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating leases also include certain equipment leases that have a term in excess of one year. Certain facility leases also have provisions for additional variable contingent rentals based on revenues.
Finance leases are included within “Property and equipment”, “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. Finance lease payments are classified as a reduction of cash flows in financing activities related to principal and operating activities related to interest with corresponding asset amortization included in operating activities in the Consolidated Statements of Cash Flows.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, were as follows for the periods presented:

	Three Months Ended
	May 5, 2026	May 6, 2025
Operating lease cost	$53.6	$52.7
Variable lease cost	9.6	12.0
Short-term lease cost	0.5	1.0
Total	$63.7	$65.7
Operating lease payments in the table above include minimum lease payments for future sites for which the leases have commenced. As of May 5, 2026, the Company had signed lease agreements with total commitments of $94.4 related to six facility leases, which had not yet commenced. Fixed minimum lease payments related to these facilities were not included in the right-of-use assets and lease liabilities on the Consolidated Balance Sheets as of May 5, 2026.
Sale-leaseback transactions
In fiscal 2025, the Company entered into sale and master lease agreements (“sale-leaseback transactions”) with an unrelated third party. Under these agreements:
•The Company sold two of its open store properties, and certain store properties under development, including land, buildings and certain improvements, and then leased the assets back through these sale-leaseback transactions.
•Total proceeds related to these sale and master lease agreements as of May 5, 2026 were $123.2, net of certain closing costs, $16.8 of which was received during the three months ended May 5, 2026.
The sale-leaseback transactions were accounted for as failed sale leasebacks based on GAAP under ASC 842, Leases. As a result, the store property assets remain on the Consolidated Balance Sheet at their historical cost and are depreciated over the remaining term of the applicable master lease.
As of May 5, 2026, the current outstanding financing liability of $2.8 was included in Accrued liabilities on the Consolidated Balance Sheet and the long-term outstanding financing liability of $384.4 was included in Other long-term liabilities on the Consolidated Balance Sheet for the transactions noted above, as well as failed sale leaseback transactions entered into prior to fiscal 2025.
Finance Leases
As of May 5, 2026, the Company had finance lease liabilities related to three properties. The current outstanding finance lease liability of $0.4 was included in Accrued liabilities on the Consolidated Balance Sheet and the long-term outstanding finance lease liability of $32.6 was included in Other long-term liabilities on the Consolidated Balance Sheet.
Note 4: Debt
Long-term debt consisted of the following as of the dates presented:

	May 5, 2026	February 3, 2026
Credit facility—revolver	$150.0	$170.0
Credit facility—term loans	1,380.5	1,382.3
Total debt outstanding	1,530.5	1,552.3
Less current installments of long-term debt	(7.0)	(7.0)
Less debt issue discounts and debt issuance costs	(28.2)	(30.3)
Long-term debt, net	$1,495.3	$1,515.0
Credit Facility
In fiscal 2022, the Company entered into a senior secured credit agreement (as amended periodically, the “Credit Agreement”) including a revolving credit facility (the “Revolving Credit Facility”) and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, D&B Inc. entered into an amendment with its banking syndicate that amended the Credit Facility (the “Fourth Amendment”). The Fourth Amendment, among other things, increased term loans to an aggregate principal amount of $700.0 (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and increased the Revolving Credit Facility by $150.0 to a total of $650.0 and extended the

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
maturity date of November 1, 2029. The proceeds from the Incremental Term B Loans were primarily used to redeem $440.0 of outstanding senior secured notes, and to pay down $200.0 of the principal on term loans outstanding under the Credit Facility (the “Existing Term B Loans”).
In December 2025, D&B Inc., D&B Holdings, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”),
The Fifth Amendment among other things:
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
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of May 5, 2026, we had letters of credit outstanding of $20.5 and an unused commitment balance of $479.5 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Agreement, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.
Restrictive covenants and debt compliance
Our debt agreements contain restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined in the Credit Agreement, as of the end of each fiscal quarter. As of May 5, 2026, we believe we were in compliance with our debt covenants and the terms of our debt agreements.
Interest expense
The Company’s weighted average effective interest rate on its total debt facilities was 7.9% and 8.6% for the three months ended May 5, 2026 and May 6, 2025, respectively.
The following table sets forth our total interest expense, net for the periods presented:

	Three Months Ended
	May 5, 2026	May 6, 2025
Interest expense on debt	$29.3	$31.9
Amortization of debt issue discounts and issuance costs	2.3	2.4
Interest expense on sale-leaseback transactions (1)	7.1	4.6
Interest expense on finance leases (1)	0.6	—
Interest income	(0.8)	(0.4)
Capitalized interest	(1.6)	(1.7)
Total interest expense, net	$36.9	$36.8
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
In March 2023, our Board of Directors approved a share repurchase program with an initial authorized limit of $100.0. Subsequently, our Board of Directors approved additional repurchases for a total authorized limit of $600.0 under the plan as of May 5, 2026. The remaining dollar value of shares that may be repurchased under the program was $104.0 as of May 5, 2026. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
Share-based compensation
Our share-based compensation expense, which is included in General and administrative expenses on the consolidated statements of income, was as follows for the periods presented:

	Three Months Ended
	May 5, 2026	May 6, 2025
Share-based compensation expense	$2.5	$3.0
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
Our share-based compensation award activity during the three months ended May 5, 2026 was as follows:

	Options	Restricted Stock Units (1)	Total
Outstanding as of February 3, 2026	1.87	1.02	2.89
Granted	0.32	0.28	0.60
RSUs vested and distributed	—	(0.04)	(0.04)
Forfeited or cancelled	(0.06)	(0.05)	(0.11)
Outstanding as of May 5, 2026	2.13	1.21	3.34
Remaining unrecognized compensation expense	$13.5	$23.6	$37.1
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
During fiscal 2026, the Company granted certain options, time-based and performance-based restricted stock units to the Company’s executive officers, the Board of Directors, and employees. The majority of these grants vest over three years.
Note 7: Income Taxes
The Company’s effective tax rate for the three months ended May 5, 2026, was 43.0%, compared to 17.8% for the three months ended May 6, 2025. The increase in the effective tax rate for the current-year period was primarily due to the estimated annual effective tax rate applied in the interim provision calculation, which increased the relative impact of state income taxes, tax credits, permanent items and discrete tax items on the quarter’s tax rate. In the prior-year period, these items had a lesser relative impact due to a larger pretax income base.
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

	Three Months Ended
Other store operating expenses	May 5, 2026	May 6, 2025
Store lease expenses (1)	$52.3	$52.7
Advertising and marketing costs (2)	23.5	27.7
Other costs (3)	110.9	108.0
Total other store operating expenses	$186.7	$188.4
(1)Amounts represent minimum and variable lease costs incurred to operate certain of our stores. See Note 3 for further discussion.
(2)Amounts represent costs incurred to market our brands at a local and national level.
(3)Remaining amounts include various costs incurred to operate our stores that are not considered individually significant.

	Three Months Ended
Other charges and gains	May 5, 2026	May 6, 2025
System implementation costs (1)	$—	$1.5
Asset losses (2)	1.9	3.8
Total other charges and gains	$1.9	$5.3
(1)Amounts represent non-capitalizable costs incurred to implement software at both the store and corporate level.
(2)Amounts represent the write-off of assets retired or impaired.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Overview
The following discussion and analysis of our financial condition and results of operations should be read together with the accompanying unaudited consolidated financial statements and the related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for fiscal 2025 as filed with the SEC on March 31, 2026.
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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully design and execute our business strategy; our effectiveness at integrating and operating our past or future acquisitions; the effects of new or improved technologies or changes in consumer behavior; the potential for unfavorable publicity; our ability to obtain and renew leases on favorable terms or at all; our substantial indebtedness and covenants in our debt agreements restricting our ability to implement our business plan; our success in opening and operating new stores profitably and optimizing existing stores; risks related to our information systems and potential cybersecurity breaches or other privacy or data incidents; the cost and availability of certain commodities; our procurement of new games and entertainment offerings and our ability to obtain related licensing rights; the extensive laws and regulations in which we must comply with; and other factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2026. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, such results or developments may not be indicative of results or developments in subsequent periods. Forward-looking statements are based only on information currently available to us and speak only as of the date of this Form 10-Q. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.
Quarterly Financial Highlights
•First quarter revenue of $559.2 decreased 1.5% compared to the first quarter of 2025.
•Comparable store sales decreased 5.4% compared to the same calendar period in 2025. See further discussion of comparable store sales below at Revenues.
•Net income totaled $5.7, or $0.16 per diluted share, compared to net income of $21.7, or $0.62 per diluted share in the first quarter of 2025.
•Adjusted EBITDA of $123.2 decreased 9.5%, or $12.9, from the first quarter of 2025. See further discussion of Adjusted EBITDA, a non-GAAP measure, at Non-GAAP Financial Measures below along with a reconciliation to net income, the most comparable GAAP measure, at Reconciliations of Non-GAAP Financial Measures below.

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
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance, including:
Comparable store sales — Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We historically define the comparable store base to include those stores open for a full 18 months before the beginning of the current fiscal year and exclude stores permanently closed or planned for closure during the current fiscal year. For fiscal 2026, our comparable store base consists of 224 stores, of which 165 are Dave & Buster's branded stores and 59 are Main Event branded stores.
New store openings — Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. For the three months ended May 5, 2026, we opened one new Dave & Buster’s branded store.
Non-GAAP Financial Measures
In addition to the results provided in accordance with GAAP, we provide non-GAAP measures which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP and include Adjusted EBITDA, Credit Adjusted EBITDA and Store Operating Income Before Depreciation and Amortization (defined below). These non-GAAP measures do not represent and should not be considered as alternatives to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. In addition, Adjusted EBITDA excludes certain other costs that may be important in analyzing our GAAP results. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. Our calculations of Adjusted EBITDA adjust for these amounts because we believe they do not directly relate to the ongoing operations of the current business of our stores and therefore complicate the comparison of the underlying business between periods. Nevertheless, because of the limitations described above, management does not view Adjusted EBITDA, Credit Adjusted EBITDA or Store Operating Income Before Depreciation and Amortization in isolation and also uses other measures, such as revenues, gross margin, operating income and net income to measure operating performance.
Adjusted EBITDA
We define “Adjusted EBITDA” as net income, plus interest expense, net, loss on debt refinancing, provision for income taxes, depreciation and amortization expense, (gain) loss on property and equipment transactions, impairment of long-lived assets, share-based compensation, currency transaction (gains) losses, transaction and integration costs, system implementation costs and other items, net.

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
Presentation of Operating Results
We operate on a 52-week or 53-week fiscal year that ends on the Tuesday after the Monday closest to January 31. Each quarterly period reported has 13 weeks, except for 53-week fiscal years when the fourth quarter has 14 weeks. Fiscal 2026, which will end February 2, 2027 and fiscal 2025, which ended on February 3, 2026, both follow a 52-week calendar.
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
Three Months Ended May 5, 2026 (the “2026 period”) Compared to the Three Months Ended May 6, 2025 (the “2025 period”)
Results of operations
The following table sets forth selected data for the periods indicated. All information, except for Company-owned stores at the end of the period, is derived from the accompanying Consolidated Statements of Comprehensive Income.

	Three Months Ended
	May 5, 2026		May 6, 2025
Entertainment revenues	$345.1	61.7%	$366.6	64.6%
Food and beverage revenues	214.1	38.3%	201.1	35.4%
Total revenues	559.2	100.0%	567.7	100.0%
Cost of entertainment (1)	27.4	7.9%	30.6	8.3%
Cost of food and beverage (1)	52.4	24.5%	51.5	25.6%
Total cost of products	79.8	14.3%	82.1	14.5%
Operating payroll and benefits	140.1	25.1%	135.0	23.8%
Other store operating expenses	186.7	33.4%	188.4	33.2%
General and administrative expenses	27.5	4.9%	24.4	4.3%
Depreciation and amortization expenses	70.9	12.7%	63.2	11.1%
Pre-opening costs	5.4	1.0%	6.1	1.1%
Other charges and gains	1.9	0.3%	5.3	0.9%
Total operating costs	512.3	91.6%	504.5	88.9%
Operating income	46.9	8.4%	63.2	11.1%
Interest expense, net	36.9	6.6%	36.8	6.5%
Income before provision for income taxes	10.0	1.8%	26.4	4.7%
Provision for income taxes	4.3	0.8%	4.7	0.8%
Net income	$5.7	1.0%	$21.7	3.8%
Company-owned stores at end of period		244		234
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	May 5, 2026		May 6, 2025
Net income(1)	$5.7	1.0%	$21.7	3.8%
Interest expense, net	36.9		36.8
Provision for income taxes	4.3		4.7
Depreciation and amortization expense	70.9		63.2
Share-based compensation(2)	2.5		3.0
Transaction and integration costs(3)	—		0.2
System implementation costs(4)	—		1.5
Other items, net(5)	2.9		5.0
Adjusted EBITDA, a non-GAAP measure (1)	$123.2	22.0%	$136.1	24.0%
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
(5)The amount related to the 2026 first-quarter period ended May 5, 2026 consisted primarily of $1.9 loss on property and equipment transactions and $0.8 of severance costs. The amount for the 2025 period primarily consisted of a $3.8 loss on property and equipment transaction, $0.9 of discretionary retention incentives, and $0.3 of severance costs. Discretionary retention incentives and severance costs are included in General and administrative expenses on the Consolidated Statements of Comprehensive Income. (Gain) loss on property and equipment transactions is included in Other charges and gains on the Consolidated Statements of Comprehensive Income.

Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Three Months Ended
	May 5, 2026		May 6, 2025
Operating income (1)	$46.9	8.4%	$63.2	11.1%
General and administrative expenses	27.5		24.4
Depreciation and amortization expense	70.9		63.2
Pre-opening costs	5.4		6.1
Other charges and gains	1.9		5.3
Store Operating Income Before Depreciation and Amortization, a non-GAAP measure (1)	$152.6	27.3%	$162.2	28.6%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Results of Operations
Revenues - Selected revenue data and store data for the periods indicated are as follows:

	Three Months Ended
	May 5, 2026	May 6, 2025	Change
Comparable store revenues	$512.3	$541.5	$(29.2)
Noncomparable store revenues	37.2	19.1	18.1
Other noncomparable revenues (1)	9.7	7.1	2.6
Total revenues	$559.2	$567.7	$(8.5)

Comparable store operating weeks	2,912	2,912	—
Noncomparable store operating weeks	247	106	141
Total store operating weeks	3,159	3,018	141
(1)Includes changes in deferred entertainment revenues, gift card deferrals and certain other revenues not associated with stores.
The table below represents our revenue mix for the fiscal periods indicated:

	Three Months Ended
	May 5, 2026		May 6, 2025
Entertainment revenues	$345.1	61.7%	$366.6	64.6%
Food revenues	148.6	26.6%	137.5	24.2%
Beverage revenues	65.5	11.7%	63.6	11.2%
	$559.2	100.0%	$567.7	100.0%
Total revenues for the 2026 period decreased $8.5, or 1.5%, to $559.2 compared to $567.7 for the 2025 period. The decrease in revenue was primarily related to a $29.2 decrease in comparable store sales, partially offset by an $18.1 increase in noncomparable store revenues, and an increase of $2.6 in other noncomparable revenues. The decrease in comparable store revenues was due to a reduction in walk-in business relative to the prior year period. The change in other noncomparable revenues reflects breakage on unredeemed game play credits, tickets and gift cards corresponding to guest utilization patterns over time. See Revenue Recognition at Note 1 to the unaudited consolidated financial statements for a discussion of revenue recognition associated with game play credits, tickets and gift cards.
Cost of products - The total cost of products was $79.8 for the 2026 period and $82.1 for the 2025 period. The total cost of products as a percentage of total revenues decreased to 14.3% for the 2026 period compared to 14.5% for the 2025 period. The decrease in total cost of products as a percentage of total revenues was associated with declines in both entertainment and food and beverage cost of sales, partially offset by a higher food and beverage revenue mix.
Cost of entertainment decreased to $27.4 in the 2026 period compared to $30.6 in the 2025 period. The cost of entertainment, as a percentage of entertainment revenues, decreased to 7.9% for the 2026 period from 8.3% in the 2025 period. The decrease was primarily attributable to vendor cost savings and lower redemptions due to ticket payout adjustments and redemption center pricing changes, partially offset by continued tariff cost pressure.
Cost of food and beverage products increased to $52.4 for the 2026 period compared to $51.5 for the 2025 period. Cost of food and beverage products as a percentage of food and beverage revenues decreased to 24.5% for the 2026 period from 25.6% for the 2025 period. The increase cost was due to higher food and beverage revenue associated with eat-and-play combo enhancements driving higher food attach rates. The decline as a percentage of food and beverage revenues was due to higher check growth associated with menu enhancements made in the second half of fiscal 2025.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Operating payroll and benefits
Total operating payroll and benefits increased to $140.1 in the 2026 period compared to $135.0 in the 2025 period. The increase was primarily due to a $5.3M increase associated with noncomparable stores. The total cost of operating payroll and benefits as a percentage of total revenues for 2026 was 25.1% compared to 23.8% in 2025. The increase was primarily due to sales deleveraging.
Other store operating expenses
Other store operating expenses decreased to $186.7 in the 2026 period compared to $188.4 in the 2025 period. Other store operating expense as a percentage of total revenues increased to 33.4% in the 2026 period compared to 33.2% in the 2025 period. The increase was primarily due to sales deleveraging.
General and administrative expenses
General and administrative expenses increased to $27.5 in the 2026 period compared to $24.4 in the 2025 period, and as a percentage of total revenues were 4.9% in the 2026 period compared to 4.3% in the 2025. The increase in general and administrative expenses in 2026 was driven primarily by higher employee related costs, consulting and legal expenses.
Depreciation and amortization expense
Depreciation and amortization expense increased to $70.9 in the 2026 period from $63.2 in the 2025 period, primarily due to new store openings, store remodels and new amusement offerings.
Pre-opening costs
Pre-opening costs decreased to $5.4 in the 2026 period compared to $6.1 in the 2025 period. This decrease was primarily due to the timing of costs in our pipeline of new stores for the respective periods.
Other charges and gains
Other charges and gains decreased to $1.9 in the 2026 period compared to $5.3 in the 2025 period primarily due to a decrease in the write off of certain assets and a decrease in system implementation costs.
Interest expense, net
Interest expense, net increased slightly to $36.9 in the 2026 period compared to $36.8 in the 2025 period due primarily to incremental interest expense associated with sale-leaseback transactions, in addition to lower balances on our Credit Facility and lower weighted average effective interest rates of 7.9% during the period, compared to 8.6% in the prior year. See further discussion of the Company's debt activity and failed sale-leaseback transaction at Note 4 and Note 3, respectively, to the unaudited consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Provision for income taxes
The effective tax rate for the 2026 period was 43.0%, compared to 17.8% for the 2025 period. The effective tax rate increase for the 2026 period in comparison to the 2025 period was primarily due to the estimated annual effective tax rate applied in the interim provision calculation, which increased the relative impact of state income taxes, tax credits, permanent items and discrete tax items on the quarter’s tax rate.
Liquidity and Capital Resources
Credit Facility
In fiscal 2022, the Company entered into a senior secured credit agreement (as amended periodically, the “Credit Agreement”) including a revolving credit facility (the “Revolving Credit Facility”) and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, D&B Inc. entered into an amendment with its banking syndicate that amended the Credit Facility (the “Fourth Amendment”). The Fourth Amendment, among other things, increased term loans to an aggregate principal amount of $700.0 (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and increased the Revolving Credit Facility by $150.0 to a total of $650.0 and extended the maturity date of November 1, 2029. The proceeds from the Incremental Term B Loans were primarily used to redeem $440.0 of outstanding senior secured notes, and to pay down $200.0 of the principal on term loans outstanding under the Credit Facility (the “Existing Term B Loans”).
In December 2025, D&B Inc., Dave & Buster’s Holdings, Inc. (“D&B Holdings”), the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”),
The Fifth Amendment among other things:
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
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of May 5, 2026, we had letters of credit outstanding of $20.5 and an unused commitment balance of $479.5 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing 12-month Adjusted EBITDA, as defined in the Credit Agreement, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Interest expense
The following table sets forth our recorded interest expense, net for the periods presented:

	Three Months Ended
	May 5, 2026	May 6, 2025
Interest expense on debt	$29.3	$31.9
Amortization of debt issue discounts and issuance costs	2.3	2.4
Interest expense on sale-leaseback transactions (1)	7.1	4.6
Interest expense on finance leases (1)	0.6	—
Interest income	(0.8)	(0.4)
Capitalized interest	(1.6)	(1.7)
Total interest expense, net	$36.9	$36.8
(1)    See discussion of failed sale-leaseback transactions and finance leases at Note 3 to the unaudited consolidated financial statements.

Credit Adjusted EBITDA and Net Total Leverage Ratio.
Credit Adjusted EBITDA, a non-GAAP measure, represents net loss plus certain items as defined at Adjusted EBITDA at Non-GAAP Financial Measures above, as well as certain other adjustments as defined in our Credit Agreement. These other adjustments include (i) entertainment revenue deferrals, (ii) the cost of new projects, including store pre-opening costs, (iii) business optimization expenses and other restructuring costs, and (iv) other costs and adjustments as permitted by the Credit Agreements. The following table reconciles Net income to Credit Adjusted EBITDA, as defined in our Credit Agreement for the period indicated:

Trailing Four Quarters Ended May 5, 2026
Net loss	$(64.7)
Interest expense, net	154.1
Loss on debt refinancing	—
Provision for income taxes	(19.6)
Depreciation and amortization expense	287.1
Share-based compensation (1)	19.1
Transaction and integration costs (2)	0.5
System implementation costs (3)	1.8
Loss on property and equipment transactions and impairments (4)	35.0
Other items, net (5)	10.4
Pre-opening costs (6)	18.4
Credit Facility specific items, net (7)	19.8
Credit Adjusted EBITDA, a non-GAAP measure	$461.9

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
(4)Consists of store asset impairments and loss on property and equipment disposals.
(5)Primarily consists of discretionary retention incentives, severance costs, (gain) loss on property and equipment transactions and certain third-party consulting fees. The third-party consulting fees are not part of our ongoing operations and were incurred in association with a change in leadership to execute discrete, project-based strategic initiatives aimed at analyzing and summarizing growth opportunities and cost reductions for the Company. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business. Third-party consulting fees, discretionary retention incentives and severance costs are included in General and administrative expenses on the Consolidated Statements of Comprehensive Income.
(6)Represents costs incurred, primarily consisting of occupancy and payroll related expenses, associated with the opening of new stores. These costs are considered a “cost of new projects” as defined in our Credit Facility.
(7)Represents other adjustments allowed under our Credit Agreement in the determination of Net Total Leverage Ratio including (i) amortization of software costs, (ii) executive search fees, (iii) public company costs, (iv) estimated impact of remodels to financial performance, (v) the proforma impact of certain leases that were reclassified as finance leases during fiscal 2025 and (vi) the pro forma impact of certain implemented cost saving initiatives.

The following table provides the Net Total Leverage Ratio calculation, as defined in our Credit Agreement as of and for the period indicated:

	As of, and for the Trailing Four Quarters Ended May 5, 2026
Credit Adjusted EBITDA (a)	$461.9
Total debt (1)	$1,535.3
Less: Cash and cash equivalents	(19.6)
Add: Outstanding letters of credit	20.5
Net debt (b)	$1,536.2
Net Total Leverage Ratio (b / a)	3.3	x
(1)Amount represents the face amount of debt outstanding, net of unamortized debt issuance costs and debt discounts, and balances outstanding under finance leases. See discussion of finance leases at Note 3 to the unaudited consolidated financial statements.
Dividends and Share Repurchases
In March 2023, our Board of Directors approved a share repurchase program with an initial authorized limit of $100.0. Subsequently, our Board of Directors approved additional repurchases for a total authorized limit of $600.0 under the plan as of May 5, 2026. The remaining dollar value of shares that may be repurchased under the program was $104.0 as of May 5, 2026. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
There have been no dividends declared or paid during 2026. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, compliance with debt agreements and other factors that the Board of Directors considers relevant.
Cash and Cash Equivalents
As of May 5, 2026, the Company had cash and cash equivalents of $19.6. The Company can operate with a working capital deficit because cash from sales is usually received before related liabilities for product supplies, labor and services become due. Our operations do not require significant inventory or receivables, and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as non-current assets and not a part of working capital. Based on our current business plan, we believe our cash and cash equivalents, combined with expected cash flows from operations and available borrowings under our Revolving Credit Facility, should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our capital allocation strategy, including capital expenditures, through at least the next twelve months.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Cash Flow Activity
Operating Activities — Cash flow from operations typically provides us with a significant source of liquidity. Our operating cash flows result primarily from cash received from our customers, offset by cash payments we make for products and services, team member compensation, occupancy, and other operating costs. Cash from operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of cash receipts and payments, and vendor payment terms, partially offset by lower Other long-term liabilities.
Cash flow from operating activities increased to $113.8 for the 2026 period compared to $95.8 for the 2025 period. The increase was primarily driven by changes in working capital due to timing of accruals and payments, partially offset by a decrease in net income.
Investing Activities — Cash flow used in investing decreased to $105.3 for the 2026 period from $154.6 for the 2025 period primarily due to a decrease in capital expenditures.
The following table reflects accrual-based capital additions for the periods presented along with certain reimbursements from landlords directly related to certain of those capital additions and proceeds from the sale of certain capital assets:

	Three Months Ended
	May 5, 2026	May 6, 2025
New stores	$57.7	$53.0
Remodels and other initiatives	8.0	19.6
Games	24.2	30.0
Maintenance capital	4.3	12.6
Total capital additions	94.2	115.2
Proceeds from landlords - tenant improvements and lease incentives (1)	(6.1)	(5.7)
Payments from landlords - sale leaseback transactions (2)	(16.8)	—
Capital additions, net of landlord reimbursements and other proceeds	$71.3	$109.5

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
(2)    Amounts received from landlords in sale-leaseback transactions and included in cash provided by financing activities in the Consolidated Statements of Cash Flows. See Note 8 to the unaudited consolidated financial statements for further discussion.
Financing Activities — Cash flow used in financing was $5.5 in the 2026 period primarily consisting of net debt payments, partially offset by proceeds from sale-leaseback transactions. Cash flow provided by financing activities of $63.8 in the 2025 period primarily consisted of net debt proceeds, partially offset by share repurchases.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations as reported on Form 10-K for the year ended February 3, 2026.
Accounting policies and estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis, and we adjust our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying consolidated financial statements. A complete description of our critical accounting policies and estimates is included in our annual consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended February 3, 2026.

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
Interest Rate Risk
Our borrowings under the Credit Facility, discussed further at Note 4 to the unaudited consolidated financial statements, bear interest based on variable interest rates. As of May 5, 2026, the Company had $150.0 outstanding on its revolving facility and an outstanding balance of $1,380.5 on its term loan facility. The impact on our annual results of operations of a hypothetical one percentage point interest rate change on the outstanding balance of the Credit Facility as of May 5, 2026 would be approximately $15.3.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting during our first quarter ended May 5, 2026.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 5 to our unaudited consolidated financial statements set forth in Part I of this report.
Item 1A. Risk Factors
See discussion in “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended February 3, 2026. There have been no material changes from the information set forth in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 3, 2026
Item 2.    Unregistered Sales of Equity Securities
Information regarding repurchase of our common stock during the three months ended May 5, 2026:

Period (1)	Total Number of Shares Repurchased (2) (in millions)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2) (3) (in millions)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans (4) (in millions)
February 4, 2026 to March 3, 2026	—	$—	—	$104.0
March 4, 2026 to April 7, 2026	—	$—	—	$104.0
April 8, 2026 to May 5, 2026	—	$—	—	$104.0
(1)The Company uses a “4-5-4” calendar to determine the months in each quarter. The periods presented represent the 4-week and 5-week periods making up the three months ended May 5, 2026.
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
Item 5. Other Information
Resignation of a Director; Reduction in Board Size
On April 30, 2026, Atish Shah notified the Company of his decision to not stand for reelection to the Board of Directors at the Annual Meeting. Mr. Shah’s resignation was not due to any disagreement with the Company or its management with respect to any matter relating to the Company’s operations, policies, or practices. With Mr. Shah’s resignation, the Board of Directors voted to decrease the number of seats on the Board of Directors from eight (8) to seven (7), effective as of the final vote of the shareholders as the Annual Meeting.
Appointment of a Director
On April 27, 2026, the Board of Directors appointed Charles Protell to the Board and nominated Mr. Protell for election by the shareholders at the Annual Meeting to continue his service as a director.
Insider Trading Arrangements
None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended May 5, 2026.

Item 6.    Exhibits

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

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: June 15, 2026	By:	/s/ Tarun Lal
Tarun Lal
Chief Executive Officer

Date: June 15, 2026	By:	/s/ Darin Harper
Darin Harper
Chief Financial Officer