Form 10-Q
period 2026-08-04
Dave & Buster's Entertainment, Inc.
filed 2026-09-14
CIK 1525769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 9, 2026, the registrant had 34,830,644 shares of common stock, $0.01 par value per share, outstanding.

DAVE & BUSTER’S ENTERTAINMENT, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED AUGUST 4, 2026

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	August 4, 2026	February 3, 2026
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$16.0	$16.6
Inventories	39.4	39.9
Prepaid expenses	23.0	13.1
Income taxes receivable	33.8	35.2
Accounts receivable	15.6	19.3
Total current assets	127.8	124.1
Property and equipment (net of $1,815.7 and $1,672.3 of accumulated depreciation as of August 4, 2026 and February 3, 2026, respectively)	1,739.9	1,719.0
Operating lease right of use assets, net	1,283.1	1,303.2
Deferred tax assets	10.1	9.0
Tradenames	178.2	178.2
Goodwill	742.6	742.6
Other assets and deferred charges	39.2	40.5
Total assets	$4,120.9	$4,116.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current installments of long-term debt	$7.0	$7.0
Accounts payable	124.0	125.5
Accrued liabilities	298.6	300.3
Income taxes payable	1.1	1.8
Total current liabilities	430.7	434.6
Deferred income taxes	66.6	68.6
Operating lease liabilities	1,539.4	1,562.6
Other long-term liabilities	495.8	444.6
Long-term debt, net	1,500.5	1,515.0
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized: 400.00 shares; issued: 63.61 shares as of August 4, 2026 and 63.47 as of February 3, 2026; outstanding: 34.85 shares as of August 4, 2026 and 34.75 as of February 3, 2026	0.6	0.6
Preferred stock, 50.00 authorized; none issued	—	—
Paid-in capital	632.9	629.5
Treasury stock, 28.76 and 28.72 shares as of August 4, 2026 and February 3, 2026, respectively	(1,146.9)	(1,146.6)
Accumulated other comprehensive loss	(0.7)	(1.1)
Retained earnings	602.0	608.8
Total stockholders’ equity	87.9	91.2
Total liabilities and stockholders’ equity	$4,120.9	$4,116.6
See accompanying notes to unaudited consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2026	August 5, 2025	August 4, 2026	August 5, 2025
Entertainment revenues	$332.6	$364.5	$677.7	$731.1
Food and beverage revenues	211.5	192.9	425.6	393.9
Total revenues	544.1	557.4	1,103.3	1,125.0
Cost of entertainment	30.7	29.2	58.1	59.8
Cost of food and beverage	52.5	47.2	104.9	98.8
Total cost of products	83.2	76.4	163.0	158.6
Operating payroll and benefits	140.2	138.7	280.3	273.7
Other store operating expenses	192.9	186.9	379.6	375.3
General and administrative expenses	27.1	32.0	54.6	56.3
Depreciation and amortization expenses	73.7	65.2	144.6	128.4
Pre-opening costs	6.7	4.1	12.1	10.1
Other charges and gains	0.9	1.1	2.8	6.4
Total operating costs	524.7	504.4	1,037.0	1,008.8
Operating income	19.4	53.0	66.3	116.2
Interest expense, net	38.0	38.7	74.9	75.5
Income (loss) before income taxes	(18.6)	14.3	(8.6)	40.7
Provision for (benefit from) income taxes	(6.1)	2.9	(1.8)	7.6
Net income (loss)	(12.5)	11.4	(6.8)	33.1
Unrealized foreign currency translation gain	0.2	0.1	0.4	0.5
Total other comprehensive gain	0.2	0.1	0.4	0.5
Total comprehensive income (loss)	$(12.3)	$11.5	$(6.4)	$33.6
Net income (loss) per share:
Basic	$(0.36)	$0.33	$(0.20)	$0.96
Diluted	$(0.36)	$0.32	$(0.20)	$0.94
Weighted average shares used in per share calculations:
Basic	34.81	34.52	34.78	34.56
Diluted	34.81	35.14	34.78	35.08
See accompanying notes to unaudited consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; unaudited)

	Six Months Ended August 4, 2026
	Common Stock		Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance February 3, 2026	63.47	$0.6	$629.5	28.72	$(1,146.6)	$(1.1)	$608.8	$91.2
Net income	—	—	—	—	—	—	5.7	5.7
Unrealized foreign currency translation gain	—	—	—	—	—	0.2	—	0.2
Share-based compensation	—	—	2.5	—	—	—	—	2.5
Issuance of common stock	0.04	—	—	—	—	—	—	—
Balance May 5, 2026	63.51	$0.6	$632.0	28.72	$(1,146.6)	$(0.9)	$614.5	$99.6
Net loss	—	—	—	—	—	—	(12.5)	(12.5)
Unrealized foreign currency translation gain	—	—	—	—	—	0.2	—	0.2
Share-based compensation	—	—	0.9	—	—	—	—	0.9
Issuance of common stock	0.10	—	—	0.04	(0.3)	—	—	(0.3)
Balance August 4, 2026	63.61	$0.6	$632.9	28.76	$(1,146.9)	$(0.7)	$602.0	$87.9

	Six Months Ended August 5, 2025
	Common Stock		Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance February 4, 2025	63.16	$0.6	$609.9	27.61	$(1,120.6)	$(1.6)	$657.5	$145.8
Net income	—	—	—	—	—	—	21.7	21.7
Unrealized foreign currency translation gain	—	—	—	—	—	0.4	—	0.4
Share-based compensation	—	—	3.0	—	—	—	—	3.0
Repurchase of common stock	—	—	—	1.04	(24.1)	—	—	(24.1)
Balance May 6, 2025	63.16	$0.6	$612.9	28.65	$(1,144.7)	$(1.2)	$679.2	$146.8
Net income	—	—	—	—	—	—	11.4	11.4
Unrealized foreign currency translation gain	—	—	—	—	—	0.1	—	0.1
Share-based compensation	—	—	7.9	—	—	—	—	7.9
Issuance of common stock	0.15	—	—	—	—	—	—	—
Balance August 5, 2025	63.31	$0.6	$620.8	28.65	$(1,144.7)	$(1.1)	$690.6	$166.2
See accompanying notes to unaudited consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	August 4, 2026	August 5, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6.8)	$33.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	144.6	128.4
Non-cash interest expense	4.5	4.4
Deferred income tax expense (benefit)	(3.1)	3.4
Share-based compensation	3.4	10.9
Other, net	(0.6)	1.6
Changes in assets and liabilities:
(Increase) decrease in inventories	0.5	0.7
(Increase) decrease in prepaid expenses	(9.9)	(8.5)
(Increase) decrease in income tax receivable	1.4	(5.5)
(Increase) decrease in accounts receivable	3.7	(4.0)
(Increase) decrease in other assets and deferred charges	0.6	(1.8)
Increase (decrease) in accounts payable	21.3	(23.4)
Increase (decrease) in accrued liabilities	(1.7)	(8.3)
Increase (decrease) in income taxes payable	(0.7)	(0.2)
Increase (decrease) in other long-term liabilities	3.4	(1.0)
Net cash provided by operating activities	160.6	129.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(190.0)	(243.8)
Incentives from landlords - finance leases	—	4.5
Net cash used in investing activities	(190.0)	(239.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan and revolver	375.0	506.0
Term loan and revolver payments	(393.5)	(439.5)
Proceeds from sale-leaseback transactions	48.9	73.0
Principal payments on sale-leaseback financing	(1.1)	(1.0)
Principal payments on finance leases	(0.2)	—
Repurchases of common stock under share repurchase program	—	(23.9)
Repurchases of common stock to satisfy employee withholding tax obligations	(0.3)	—
Net cash provided by financing activities	28.8	114.6
Increase (decrease) in cash and cash equivalents	(0.6)	5.1
Beginning cash and cash equivalents	16.6	6.9
Ending cash and cash equivalents	$16.0	$12.0
Supplemental disclosures of cash flow information:
Decrease in accounts payable for the acquisition of property and equipment	$(22.8)	$(51.8)
Cash paid for income taxes, net	$0.3	$8.6
Cash paid for interest, net	$71.3	$70.3
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
The Company operates its business as one reportable operating segment, with two reporting units based on its major brands: Dave & Buster's and Main Event. The Company has one reportable operating segment as both brands provide similar products and services to a similar customer base, are managed together by a single management team and share similar economic characteristics. See further discussion of segment considerations at Note 8 to the unaudited consolidated financial statements.
During the six months ended August 4, 2026, the Company opened seven stores. As of August 4, 2026, the Company owned and operated 250 stores in 44 states, Puerto Rico and one Canadian province.
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
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from those estimates. Operating results for the three and six months ended August 4, 2026 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending February 2, 2027.
Cash and Cash Equivalents — We consider transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Our cash management system provides for the daily funding of all major bank disbursement accounts as checks are presented for payment. Under this system, outstanding checks in excess of the cash balances at certain banks can create book overdrafts. There were no book overdrafts as of August 4, 2026 or as of February 3, 2026.
Fair Value of Financial Instruments — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and current liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is determined based on traded price data as of the measurement date, which we classify as a level two input within the fair value hierarchy as defined under GAAP. The fair value of the Company's debt was as follows as of the dates indicated:

	August 4, 2026	February 3, 2026
Revolving credit facility	$155.0	$170.0
Term loans	1,163.5	1,264.3
Total debt	$1,318.5	$1,434.3

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Accounting for Impairment of Long-Lived Assets — As described in our Annual Report on Form 10-K for the year ended February 3, 2026, we assess the recoverability of long-lived assets at the individual store level, including property and equipment and operating lease right-of-use assets. Our recoverability analyses require significant judgment regarding projected store sales, operating margins and future cash flows.
As a result of continued operating underperformance at certain stores, these store assets have limited excess of estimated undiscounted future cash flows over their carrying amounts and are therefore particularly sensitive to changes in projected sales and margins. If operating performance remains at or near recent levels for an extended period, rather than improving in accordance with our current projections, certain store assets could become unrecoverable, and impairment charges could be required. Such charges could be material to our results of operations in the period recognized.
Revenues — Revenues on the Consolidated Statements of Comprehensive Income (Loss) consist of Entertainment revenues and Food and beverage revenues. Our Entertainment revenues primarily consist of attractions including redemption and simulation games, bowling, laser tag, billiards and gravity ropes. Our Food and beverage revenues consist of full meals, appetizers and both alcoholic and non-alcoholic beverages. The Company's revenue by category was as follows:

	Three Months Ended		Six Months Ended
	August 4, 2026	August 5, 2025	August 4, 2026	August 5, 2025
Entertainment	$326.8	$358.2	$666.3	$717.3
Other (1)	5.8	6.3	11.4	13.8
Entertainment revenues	$332.6	$364.5	$677.7	$731.1

Food and non-alcoholic beverages	$151.4	$136.0	$300.0	$273.5
Alcoholic beverages	60.1	56.9	125.6	120.4
Food and beverage revenues	$211.5	$192.9	$425.6	$393.9
(1)     Primarily consists of revenue earned from party and room rentals and gift card breakage (see Revenue Recognition for Gift Cards below) and franchise revenues.
Revenue Recognition for Entertainment — Customers purchase cards with game play credits to be used on a variety of redemption and simulation games. Entertainment revenues related to game play primarily consist of game play credits, which are used by customers to activate video and redemption games. Redemption games allow customers to earn tickets, which may be redeemed for prizes. We have deferred a portion of entertainment revenues for the estimated unfulfilled performance obligations related to unredeemed game play credits and unredeemed tickets. The deferred entertainment revenue is based on an estimated rate of future use by customers of unused game play credits and the material right provided to customers to redeem tickets in the future for prizes. The Company recognizes breakage as revenue in proportion to the pattern of redemption by the customers. This breakage is based on the Company’s specific historical redemption patterns and will change as those redemption patterns change over time. Recognized game play credits and tickets breakage revenue is included in Entertainment revenues in the Consolidated Statements of Comprehensive Income (Loss). Historically, select Company promotional programs have included multiple performance obligations that are discounted from their respective standalone selling prices. The Company allocates the discount to each performance obligation and recognizes revenue as the associated goods or services are transferred to the customer.
During the six months ended August 4, 2026, we recognized revenue of $58.6 related to the amount in deferred entertainment revenues as of the end of fiscal 2025.
Revenue Recognition for Gift Cards — During the six months ended August 4, 2026, we recognized revenue of $11.5 related to the amount in deferred gift card revenue as of the end of fiscal 2025. As gift cards are redeemed, revenue is recognized in Entertainment revenues or Food and beverage revenues. We recognize breakage revenue on unredeemed gift cards in proportion to the pattern of redemption by our customers, which is included in Entertainment revenues on the Consolidated Statements of Comprehensive Income (Loss).
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Basic weighted average shares outstanding were reconciled to diluted weighted average shares outstanding as follows:

	Three Months Ended		Six Months Ended
	August 4, 2026	August 5, 2025	August 4, 2026	August 5, 2025
Basic weighted average shares outstanding	34.81	34.52	34.78	34.56
Weighted average dilutive impact of awards	—	0.62	—	0.52
Diluted weighted average shares outstanding	34.81	35.14	34.78	35.08
Weighted average awards excluded as anti-dilutive	4.10	0.68	3.33	0.67
Recent Accounting Pronouncements — We have reviewed the Accounting Standard Updates (“ASUs”) that were issued during our fiscal year 2026 and have concluded that no material impact to our financial statements or related disclosures is expected as a result of our adoption of the ASUs issued during the year-to-date period.
See the discussion at Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended February 3, 2026 for previously issued accounting pronouncements that may impact the Company in the future.
Note 2: Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities consisted of the following as of the dates presented:

	August 4, 2026	February 3, 2026
Deferred entertainment revenue	$69.5	$73.8
Current portion of operating lease liabilities, net (1)	90.4	80.5
Compensation and benefits	34.2	30.7
Deferred gift card revenue	14.4	19.3
Sales and use and other non-income taxes	9.6	8.2
Property taxes	19.3	15.4
Customer deposits	12.0	11.7
Accrued interest	19.4	20.4
Utilities	7.3	7.0
Current portion of self-insurance reserves	7.5	7.5
Current portion of deferred occupancy costs	3.3	2.5
Other	11.7	23.3
Total accrued liabilities	$298.6	$300.3
(1)Balances are net of leasehold incentive receivables from landlords and prepaid amounts.
Other long-term liabilities consisted of the following as of the dates presented:

	August 4, 2026	February 3, 2026
Long-term lease financing (1)	$415.8	$367.5
Long-term finance leases (1)	32.4	32.7
Long-term portion of self-insurance reserves	16.7	15.1
Deferred compensation liability	13.1	11.9
Other	17.8	17.4
Total other long-term liabilities	$495.8	$444.6
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
Operating lease cost, variable lease cost and short-term lease cost related primarily to our facilities are included in “Other store operating expenses” for our operating stores, “Pre-opening costs” for our stores not yet operating, or “General and administrative expenses” for our store support center and warehouse, in the Consolidated Statements of Comprehensive Income (Loss).
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and property taxes, were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	August 4, 2026	August 5, 2025	August 4, 2026	August 5, 2025
Operating lease cost	$52.0	$50.9	$105.6	$103.6
Variable lease cost	10.8	7.2	20.4	19.2
Short-term lease cost	0.3	0.9	0.8	1.9
Total	$63.1	$59.0	$126.8	$124.7
Operating lease cost in the table above includes minimum lease payments for future sites for which the leases have commenced. As of August 4, 2026, the Company had signed lease agreements with total commitments of $78.4 related to five facility leases, which had not yet commenced. Fixed minimum lease payments related to these facilities were not included in the right-of-use assets and lease liabilities on the Consolidated Balance Sheets as of August 4, 2026.
Finance leases are included within “Property and equipment”, “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. Finance lease payments are classified as a reduction of cash flows from financing activities related to principal and operating activities related to interest with corresponding asset amortization included in operating activities in the Consolidated Statements of Cash Flows.
Sale-leaseback transactions
In fiscal 2025, the Company entered into sale and master lease agreements (“sale-leaseback transactions”) with an unrelated third party. Under this agreement:
•The Company sold two of its open store properties and certain store properties under development, including land, buildings and certain improvements, and then leased the assets back through these sale-leaseback transactions.
•Total proceeds related to these sale and master lease agreements as of August 4, 2026 were $142.2, net of certain closing costs, $35.8 of which was received during the six months ended August 4, 2026.
In fiscal 2026, the Company amended a separate, previously existing, master lease agreement with an unrelated third party. Under these agreements:
•The Company sold one of its open store properties including land, buildings and certain improvements, and then leased the assets back through a sale-leaseback transaction. Total proceeds received related to this amended sale and master lease agreement were $13.1 during the six months ended August 4, 2026.
These sale-leaseback transactions were accounted for as failed sale leasebacks based on GAAP under ASC 842, Leases. As a result, the store property assets remain on the Consolidated Balance Sheets at their historical cost and are depreciated over the remaining term of the applicable master lease.
As of August 4, 2026, the current outstanding financing liability of $3.0 was included in Accrued liabilities on the Consolidated Balance Sheets and the long-term outstanding financing liability of $415.8 was included in Other long-term liabilities on the Consolidated Balance Sheets for the transactions noted above, as well as failed sale lease-back transactions entered into prior to fiscal 2025.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Finance Leases
As of August 4, 2026, the Company had finance lease liabilities related to three properties. The current outstanding finance lease liability of $0.5 was included in Accrued liabilities on the Consolidated Balance Sheets and the long-term outstanding finance lease liability of $32.4 was included in Other long-term liabilities on the Consolidated Balance Sheets.
Note 4: Debt
Long-term debt consisted of the following as of the dates presented:

	August 4, 2026	February 3, 2026
Credit facility—revolver	$155.0	$170.0
Credit facility—term loans	1,378.8	1,382.3
Total debt outstanding	1,533.8	1,552.3
Less: current installments of long-term debt	(7.0)	(7.0)
Less: unamortized debt issue discounts and unamortized debt issuance costs	(26.3)	(30.3)
Long-term debt, net	$1,500.5	$1,515.0
Credit Facility

The Company is party to a senior secured credit agreement (as amended, the “Credit Agreement”), which provides for a revolving credit facility (the “Revolving Credit Facility”) and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, the Company entered into the fourth amendment to the Credit Agreement which, among other things, increased term loans by an aggregate principal amount of $700.0 (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and increased the Revolving Credit Facility by $150.0 to a total of $650.0 and extended the maturity date to November 1, 2029.
In December 2025, D&B Inc. entered into the fifth amendment to the Credit Agreement which provides for an increase in the maximum permitted net total leverage ratio of D&B Inc. and its restricted subsidiaries from 3.50:1.00 to 4.00:1.00 as of the end of each fiscal quarter when applicable to test the net total leverage ratio. In addition, the fifth amendment increased the margin applicable to the revolving loans to, in the case of SOFR loans, 3.25% per annum and, in the case of ABR loans, 2.25% per annum, if the net total leverage exceeds 3.00x.
Both the term loans outstanding under the Credit Facility prior to the Incremental Term B Loans (the “Existing Term B Loans”) and the Incremental Term B Loans bear interest at Term SOFR or ABR (each, as defined in the amended Credit Agreement) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. Borrowings under the Revolving Credit Facility bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.25% per annum or ABR plus a spread ranging from 1.50% to 2.25% per annum. Unused commitments under the Revolving Credit Facility incur initial commitment fees of 0.30% to 0.50%. Additionally, the interest rate margin applicable to the Existing Term B Loans and loans outstanding under the Revolving Credit Facility would be subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step up if such rating is subsequently not maintained).
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of August 4, 2026, we had letters of credit outstanding of $18.9 and an unused commitment balance of $476.1 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing twelve-month Adjusted EBITDA, as defined in the Credit Agreement, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.
Restrictive covenants and debt compliance
Our Credit Facility contains restrictive covenants that, among other things, place certain limitations on our ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, pay dividends, acquire other businesses or sell assets. The Credit Facility also requires the Company to maintain a maximum net total leverage ratio, as defined in the Credit Agreement, as of the end of each fiscal quarter when applicable to test the net total leverage ratio. As of August 4, 2026, we believe we were in compliance with our debt covenants and the terms of our debt agreements.
Interest expense
The Company’s weighted average effective interest rate on its total debt facilities was 7.8% and 8.5% for the six months ended August 4, 2026 and August 5, 2025, respectively.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
The following table sets forth our total interest expense, net for the periods presented:

	Three Months Ended		Six Months Ended
	August 4, 2026	August 5, 2025	August 4, 2026	August 5, 2025
Interest expense on debt	$29.4	$32.1	$58.7	$64.0
Amortization of debt issue discounts and issuance costs	2.2	2.0	4.5	4.4
Interest expense on sale-leaseback transactions (1)	7.0	5.0	14.1	9.6
Interest expense on finance leases (1)	0.6	0.2	1.2	0.2
Interest income	—	(0.1)	(0.8)	(0.5)
Capitalized interest	(1.2)	(0.5)	(2.8)	(2.2)
Total interest expense, net	$38.0	$38.7	$74.9	$75.5
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
In March 2023, our Board of Directors approved a share repurchase program with an initial authorized limit of $100.0. Subsequently, our Board of Directors approved additional repurchases for a total authorized limit of $600.0 under the plan as of August 4, 2026. The remaining dollar value of shares that may be repurchased under the program was $104.0 as of August 4, 2026. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
Share-based compensation
Our share-based compensation expense, which is included in General and administrative expenses on the Consolidated Statements of Comprehensive Income (Loss), was as follows for the periods presented:

	Three Months Ended		Six Months Ended
	August 4, 2026	August 5, 2025	August 4, 2026	August 5, 2025
Share-based compensation expense	$0.9	$7.9	$3.4	$10.9
Share-based awards
The Company’s long-term incentive compensation plan provides awards to executive and management personnel, as well as directors, including share-based awards. Options granted to employees generally become exercisable ratably over a three-year period from the grant date. Performance-based restricted stock units and market stock units awarded to employees generally either vest ratably over three years or fully vest after three years, subject to the achievement of

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
specified performance or market conditions, as applicable. Time-based restricted stock units have various service periods not exceeding five years.
Our share-based compensation award activity during the six months ended August 4, 2026 was as follows:

	Options	Restricted Stock Units (1)	Total
Outstanding as of February 3, 2026	1.87	1.02	2.89
Granted	0.71	1.27	1.98
RSUs vested and distributed	—	(0.16)	(0.16)
Forfeited or cancelled	(0.41)	(0.46)	(0.87)
Outstanding as of August 4, 2026	2.17	1.67	3.84
Remaining unrecognized compensation expense	$6.7	$16.4	$23.1
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
Note 7: Income Taxes
The Company’s effective tax rate for the six months ended August 4, 2026, was 20.9%, compared to 18.7% for the six months ended August 5, 2025. The increase in the effective tax rate for the current-year period was primarily attributed to the effects of state income taxes, tax credits, permanent items and discrete tax items, which had a greater relative impact due to the smaller current-year pretax base.

DAVE & BUSTER’S ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts; unaudited)
Note 8: Segment Information
The Company provides premier entertainment and dining experiences for adults and families under the “Dave & Buster’s” and “Main Event” brands and offers guests the opportunity to “Eat, Drink, Play, Watch” all in one location. The Company's Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), reviews the financial information presented on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s Consolidated Statements of Comprehensive Income (Loss), since the Company provides its offerings and key metrics, costs and margins similarly to both business units. The CODM manages and evaluates the results of the business in a consolidated manner to drive synergies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are centrally managed, including site acquisition and development, customer service, marketing, human resources, finance and accounting, legal, risk management, and government affairs. Segment asset information is not used by the CODM to allocate resources. Under the described organizational and reporting structure, the Company has one reportable segment. As a single reportable segment entity, the Company’s primary segment performance measure was Net income (loss). See Note 1 for a description of the Company's disaggregated revenues by offering (entertainment and other revenues and food and beverage revenues).
Significant segment expenses are presented in the Company’s Consolidated Statements of Comprehensive Income (Loss). Some expenses not separately presented in the Company’s Consolidated Statements of Comprehensive Income (Loss) have been disaggregated on a functional basis and presented below.

	Three Months Ended		Six Months Ended
Other store operating expenses	August 4, 2026	August 5, 2025	August 4, 2026	August 5, 2025
Store lease expenses (1)	$51.6	$51.7	$104.0	$104.2
Advertising and marketing costs (2)	25.5	24.6	49.0	52.3
Other costs (3)	115.8	110.6	226.6	218.8
Total other store operating expenses	$192.9	$186.9	$379.6	$375.3
(1)Amounts represent minimum and variable lease costs incurred to operate certain of our stores. See Note 3 for further discussion.
(2)Amounts represent costs incurred to market our brands at a local and national level.
(3)Remaining amounts include various costs incurred to operate our stores that are not considered individually significant.

	Three Months Ended		Six Months Ended
Other charges and gains	August 4, 2026	August 5, 2025	August 4, 2026	August 5, 2025
System implementation costs (1)	$—	$0.9	$—	$2.5
Asset losses (2)	0.9	0.2	2.8	3.9
Total other charges and gains	$0.9	$1.1	$2.8	$6.4
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
Unless otherwise specified, the meanings of all defined terms in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are consistent with the meanings of such terms as defined in the Notes to unaudited consolidated financial statements. This discussion contains statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things: our results of operations; financial condition; liquidity; prospects; growth; strategies; the industry in which we operate; expansion and opening of new locations; expectations regarding variability in run-rate levels in our stores and seasonality; expectations of future proceeds from sale lease-back transactions; anticipated breakage; our compliance with debt covenants and the terms of our debt agreement; our defenses to various legal claims we may face; and opportunities and risks affecting our business, industry and financial results, including macroeconomic factors.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully design and execute our business strategy; our effectiveness at integrating and operating our past or future acquisitions; the effects of new or improved technologies or changes in consumer behavior; the potential for unfavorable publicity; our ability to obtain and renew leases on favorable terms or at all; our substantial indebtedness and covenants in our debt agreements restricting our ability to implement our business plan; our success in opening and operating new stores profitably and optimizing existing stores; risks related to our information systems and potential cybersecurity breaches or other privacy or data incidents; the cost and availability of certain commodities; our procurement of new games and entertainment offerings and our ability to obtain related licensing rights; the extensive laws and regulations that we must comply with; and other factors, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2026. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, such results or developments may not be indicative of results or developments in subsequent periods. Forward-looking statements are based only on information currently available to us and speak only as of the date of this Form 10-Q. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.
Quarterly Financial Highlights
•Second quarter revenue of $544.1 decreased 2.4% from the second quarter of 2025.
•Comparable store sales decreased 2.9% compared to the same calendar period in 2025. See further discussion of comparable store sales below at Revenues.
•Net loss totaled $12.5, or $0.36 per diluted share, compared to net income of $11.4, or $0.32 per diluted share in the second quarter of 2025.
•Adjusted EBITDA of $98.9 compared to $129.8 in the second quarter of 2025. See further discussion of Adjusted EBITDA, a non-GAAP measure, at Non-GAAP Financial Measures below along with a reconciliation to net income (loss), the most comparable GAAP measure, at Reconciliations of Non-GAAP Financial Measures below.

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
Our Dave & Buster’s stores average 36,800 square feet and range in size between approximately 16,100 and 70,000 square feet. Our Main Event stores average about 53,300 square feet and range in size between approximately 37,500 and 78,200 square feet. Generally, our stores are open seven days a week, with normal hours of operation from between 10:00 to 11:30 a.m. until midnight, with stores typically open for extended hours on weekends.
Key Measures of Our Performance
We monitor and analyze several key performance measures to manage our business and evaluate financial and operating performance, including:
Comparable store sales — Comparable store sales are a comparison of sales to the same period of prior years for the comparable store base. We define the comparable store base to include those stores open for a full 18 months before the beginning of the current fiscal year and exclude stores permanently closed or planned for closure during the current fiscal year. For fiscal 2026, our comparable store base consists of 224 stores, of which 165 are Dave & Buster's branded stores and 59 are Main Event branded stores.
New store openings — Our ability to expand our business and reach new customers is influenced by the opening of additional stores in both new and existing markets. The success of our new stores is indicative of our brand appeal and the efficacy of our site selection and operating models. For the six months ended August 4, 2026, we opened five new Dave & Buster’s branded stores, and two new Main Event branded stores.
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
Adjusted EBITDA
We define “Adjusted EBITDA” as net income (loss), plus interest expense, net, loss on debt refinancing, provision for (benefit from) income taxes, depreciation and amortization expense, (gain) loss on property and equipment transactions, impairment of long-lived assets, share-based compensation, currency transaction (gains) losses, transaction and integration costs, system implementation costs and other items, net, as each are applicable to the periods presented.

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
Economic and environmental conditions and changes in laws and regulations could exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. There is no assurance that our cost of products will remain stable or that federal, state, or local minimum wage rates will not increase beyond amounts currently legislated. However, the effects of any supplier price increase or wage rate increases might be partially offset by selective price increases if competitively appropriate.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Three Months Ended August 4, 2026 (the “second quarter of 2026”) Compared to the Three Months Ended August 5, 2025 (the “second quarter of 2025”)
Results of Operations
The following table sets forth selected data for the periods indicated. All information, other than Company-owned stores at the end of the period, was derived from the accompanying unaudited Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended
	August 4, 2026		August 5, 2025
Entertainment revenues	$332.6	61.1%	$364.5	65.4%
Food and beverage revenues	211.5	38.9%	192.9	34.6%
Total revenues	544.1	100.0%	557.4	100.0%
Cost of entertainment (1)	30.7	9.2%	29.2	8.0%
Cost of food and beverage (1)	52.5	24.8%	47.2	24.5%
Total cost of products	83.2	15.3%	76.4	13.7%
Operating payroll and benefits	140.2	25.8%	138.7	24.9%
Other store operating expenses	192.9	35.5%	186.9	33.5%
General and administrative expenses	27.1	5.0%	32.0	5.7%
Depreciation and amortization expenses	73.7	13.5%	65.2	11.7%
Pre-opening costs	6.7	1.2%	4.1	0.7%
Other charges and gains	0.9	0.2%	1.1	0.2%
Total operating costs	524.7	96.4%	504.4	90.5%
Operating income	19.4	3.6%	53.0	9.5%
Interest expense, net	38.0	7.0%	38.7	6.9%
Income (Loss) before provision for income taxes	(18.6)	(3.4)%	14.3	2.6%
Provision for (benefit from) income taxes	(6.1)	(1.1)%	2.9	0.5%
Net Income (Loss)	$(12.5)	(2.3)%	$11.4	2.0%
Company-owned stores at end of period	250		237
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	August 4, 2026		August 5, 2025
Net income (loss) ⁽¹⁾	$(12.5)	(2.3)%	11.4	2.0%
Interest expense, net	38.0		38.7
Provision for (benefit from) income taxes	(6.1)		2.9
Depreciation and amortization expense	73.7		65.2
Share-based compensation (2)	0.9		7.9
Transaction and integration costs (3)	—		0.2
System implementation costs (4)	—		0.9
Loss on property and equipment transactions (5)	0.9		0.2
Other items, net (6)	4.0		2.4
Adjusted EBITDA, a non-GAAP measure (1)	$98.9	18.2%	$129.8	23.3%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.
(2)Non-cash share-based compensation expense, net of forfeitures, recorded in General and administrative expenses on the Consolidated Statements of Comprehensive Income (Loss).
(3)Transaction and integration costs related to the acquisition and integration of Main Event recorded in General and administrative expenses on the Consolidated Statements of Comprehensive Income (Loss).
(4)System implementation costs represent expenses incurred related to the development of new enterprise resource planning, human capital management and inventory software for our stores and store support teams. These charges are recorded in Other charges and gains on the Consolidated Statements of Comprehensive Income (Loss).
(5)Loss on property and equipment transactions primarily represents the net book value of assets retired and certain costs associated with the retirement of those assets.
(6)The amount for the 2026 period primarily consisted of $2.0 of severance and restructuring charges, $1.1 of one-time third-party consulting fees, $0.5 related to a discrete legal settlement outside of the normal course of business, and $0.4 related to various individually immaterial adjustments. The amount for the 2025 period primarily consisted of $1.1 of one-time, third-party consulting fees and $0.9 of discretionary retention incentives.
Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Three Months Ended
	August 4, 2026		August 5, 2025
Operating income (1)	$19.4	3.6%	$53.0	9.5%
General and administrative expenses	27.1		32.0
Depreciation and amortization expense	73.7		65.2
Pre-opening costs	6.7		4.1
Other charges and gains	0.9		1.1
Store Operating Income Before Depreciation and Amortization (1)	$127.8	23.5%	$155.4	27.9%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Results of Operations
Revenues - Selected revenue data and store data for the periods indicated are as follows:

	Three Months Ended
	August 4, 2026	August 5, 2025	Change
Comparable store revenues (1)	$506.1	$521.4	$(15.3)
Noncomparable store revenues (1)	39.9	25.7	14.2
Other revenues and deferrals (2)	(1.9)	10.3	(12.2)
Total revenues	$544.1	$557.4	$(13.3)

Comparable store operating weeks	2,912	2,912	—
Noncomparable store operating weeks	292	154	138
Total store operating weeks	3,204	3,066	138
(1)Comparable and noncomparable store sales are intended to measure current-period customer spending activity at our stores. Accordingly, comparable store sales exclude the impact of revenue recognized from deferred revenue balances, including gift card breakage, amusement redemption liabilities, promotional deferrals, and other ASC 606-related revenue adjustments, which are reported separately within other revenues and deferrals.
(2)Includes changes in deferred entertainment revenue, gift card deferrals and certain other revenues not associated with stores.

The table below represents our revenue mix for the fiscal periods indicated:

	Three Months Ended
	August 4, 2026		August 5, 2025
Entertainment and other revenues	$332.6	61.1%	$364.5	65.4%
Food and non-alcoholic beverages	151.4	27.9%	136.0	24.4%
Alcoholic beverages	60.1	11.0%	56.9	10.2%
Total revenues	$544.1	100.0%	$557.4	100.0%
Total revenues for the second quarter of 2026 decreased $13.3 to $544.1 compared to $557.4 for the second quarter of 2025. The decrease in revenue was primarily attributable to a $15.3 decrease in comparable store sales and a decrease of $12.2 in other noncomparable revenues, partially offset by a $14.2 increase in noncomparable store revenues. The decrease in comparable store revenues was due to a reduction in walk-in business relative to the prior year period. The change in other revenues and deferrals is the result of a change in breakage for the respective periods on unredeemed game play credits and tickets corresponding to guest redemption patterns over time. See Revenue Recognition at Note 1 to the unaudited consolidated financial statements for discussion of revenue recognition associated with game play credits and tickets.
Cost of products
The total cost of products increased to $83.2 for the second quarter of 2026 compared to $76.4 for the second quarter of 2025. The total cost of products as a percentage of total revenues increased to 15.3% for the second quarter of 2026 compared to 13.7% for the second quarter of 2025. The increase in total cost of products as a percentage of total revenues was primarily attributable to the mix shift from lower costing entertainment revenue to higher costing food and beverage revenue versus the prior year period.
Cost of entertainment increased to $30.7 in the second quarter of 2026 compared to $29.2 in the second quarter of 2025. The cost of entertainment, as a percentage of entertainment revenues, increased to 9.2% for the second quarter of 2026 from 8.0% in the second quarter of 2025. The increase in the cost of entertainment, as a percentage of entertainment revenues, was primarily attributable to an increase in discounts on game play, partially offset by vendor cost savings and lower redemptions due to ticket payout adjustments and redemption center pricing changes.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Cost of food and beverage products increased to $52.5 for the second quarter of 2026 compared to $47.2 for the second quarter of 2025. Cost of food and beverage products, as a percentage of food and beverage revenues, increased to 24.8% for the second quarter of 2026 from 24.5% for the second quarter of 2025. The increase in cost of food and beverage products was primarily due to higher food and beverage revenue associated with the enhanced menu and the eat-and-play combo enhancements, which drove higher food attach rates.

Operating payroll and benefits
Total operating payroll and benefits increased to $140.2 in the second quarter of 2026 compared to $138.7 in the second quarter of 2025. The $1.5 increase was primarily related to wage increases associated with noncomparable stores. The total cost of operating payroll and benefits as a percentage of total revenues was 25.8% in the second quarter of 2026 compared to 24.9% in the second quarter of 2025.
Other store operating expenses
Other store operating expenses increased to $192.9 in the second quarter of 2026 compared to $186.9 in the second quarter of 2025. The $6.0 increase was primarily due to new stores. Other store operating expense as a percentage of total revenues increased to 35.5% in the second quarter of 2026 compared to 33.5% in the second quarter of 2025.
General and administrative expenses
General and administrative expenses decreased to $27.1 in the second quarter of 2026 compared to $32.0 in the second quarter of 2025. The decrease in general and administrative expenses in 2026 was driven primarily by lower share-based compensation, partially offset by an increase in severance expense. See Note 6 to the consolidated financial statements for share-based compensation by period presented. General and administrative expenses as a percentage of total revenues decreased to 5.0% in the second quarter of 2026 compared to 5.7% in the second quarter of 2025.
Depreciation and amortization expense
Depreciation and amortization expense increased to $73.7 in the second quarter of 2026 compared to $65.2 in the second quarter of 2025, primarily due to new store openings and remodels.
Pre-opening costs
Pre-opening costs increased to $6.7 in the second quarter of 2026 compared to $4.1 in the second quarter of 2025, primarily due to the timing of costs in our pipeline of new stores for each period.
Interest expense, net
Interest expense, net decreased to $38.0 in the second quarter of 2026 compared to $38.7 in the second quarter of 2025. Lower interest expense due to lower variable rates on our Credit Facility was mostly offset by incremental interest expense associated with sale-leaseback transactions. See further discussion of the Company's debt activity and failed sale-leaseback transaction at Note 4 and Note 3, respectively, to the consolidated financial statements.
Provision for income taxes
The effective tax rate for the second quarter of 2026 was 32.8% compared to 20.3% for the second quarter of 2025. The increase in the effective tax rate for the period was primarily attributable to the effects of state income taxes, tax credits, permanent items and discrete tax items, which had a greater relative impact due to the smaller current-year pretax base.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Six Months Ended August 4, 2026 (the “2026 period”) Compared to the Six Months Ended August 5, 2025 (the “2025 period”)
Results of Operations
The following table sets forth selected data for the periods indicated. All information, other than Company-owned stores at the end of the period, was derived from the accompanying unaudited Consolidated Statements of Comprehensive Income (Loss).

	Six Months Ended
	August 4, 2026		August 5, 2025
Entertainment revenues	$677.7	61.4%	$731.1	65.0%
Food and beverage revenues	425.6	38.6%	393.9	35.0%
Total revenues	1,103.3	100.0%	1,125.0	100.0%
Cost of entertainment (1)	58.1	8.6%	59.8	8.2%
Cost of food and beverage (1)	104.9	24.6%	98.8	25.1%
Total cost of products	163.0	14.8%	158.6	14.1%
Operating payroll and benefits	280.3	25.4%	273.7	24.3%
Other store operating expenses	379.6	34.4%	375.3	33.4%
General and administrative expenses	54.6	4.9%	56.3	5.0%
Depreciation and amortization expenses	144.6	13.1%	128.4	11.4%
Pre-opening costs	12.1	1.1%	10.1	0.9%
Other charges and gains	2.8	0.3%	6.4	0.6%
Total operating costs	1,037.0	94.0%	1,008.8	89.7%
Operating income	66.3	6.0%	116.2	10.3%
Interest expense, net	74.9	6.8%	75.5	6.7%
Income (Loss) before provision for (benefit from) income taxes	(8.6)	(0.8)%	40.7	3.6%
Provision for (benefit from) income taxes	(1.8)	(0.2)%	7.6	0.7%
Net income (loss)	$(6.8)	(0.6)%	$33.1	2.9%
Company-owned stores at end of period	250		237
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Reconciliations of Non-GAAP Financial Measures
Adjusted EBITDA
The following table reconciles Net income (loss) to Adjusted EBITDA for the periods indicated:

	Six Months Ended
	August 4, 2026		August 5, 2025(7)
Net income (loss) ⁽¹⁾	$(6.8)	(0.6)%	$33.1	2.9%
Interest expense, net	74.9		75.5
Provision for (benefit from) income taxes	(1.8)		7.6
Depreciation and amortization expense	144.6		128.4
Share-based compensation(2)	3.4		10.9
Transaction and integration costs(3)	—		0.4
System implementation costs(4)	—		2.5
Loss on property and equipment transactions (5)	2.8		3.9
Other items, net (6)	4.9		3.5
Adjusted EBITDA, a non-GAAP measure (1)	$222.0	20.1%	$265.8	23.6%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.
(2)Non-cash share-based compensation expense, net of forfeitures, recorded in General and administrative expenses on the Consolidated Statements of Comprehensive Income (Loss).
(3)Transaction and integration costs related to the acquisition and integration of Main Event recorded in General and administrative expenses on the Consolidated Statements of Comprehensive Income (Loss).
(4)System implementation costs represent expenses incurred related to the development of new enterprise resource planning, human capital management and inventory software for our stores and store support teams. These charges are recorded in Other charges and gains on the Consolidated Statements of Comprehensive Income (Loss).
(5)Loss on property and equipment transactions primarily represents the net book value of assets retired and certain costs associated with the retirement of those assets.
(6)The amount for the 2026 period primarily consisted of $2.8 of severance and restructuring charges, $1.3 of one-time third-party consulting fees, $0.5 related to a discrete legal settlement outside of the normal course of business and $0.3 of certain other costs.. The amount for the 2025 period primarily consisted of $1.7 of discretionary retention incentives, $1.1 of one-time, third-party consulting fees and $0.8 severance and restructuring charges.
(7)Certain fiscal 2025 calculations were adjusted to align with the fiscal 2026 presentation.
Store Operating Income Before Depreciation and Amortization
The following table reconciles Operating income to Store Operating Income Before Depreciation and Amortization for the periods indicated:

	Six Months Ended
	August 4, 2026		August 5, 2025
Operating income (1)	$66.3	6.0%	$116.2	10.3%
General and administrative expenses	54.6		56.3
Depreciation and amortization expense	144.6		128.4
Pre-opening costs	12.1		10.1
Other charges and gains	2.8		6.4
Store Operating Income Before Depreciation and Amortization, a non-GAAP measure (1)	$280.4	25.4%	$317.4	28.2%
(1)All percentages are expressed as a percentage of total revenues for the respective period presented.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Results of Operations
Revenues - Selected revenue data and store data for the periods indicated are as follows:

	Six Months Ended
	August 4, 2026	August 5, 2025	Change
Comparable store revenues (1)	$1,018.4	$1,062.7	$(44.3)
Noncomparable store revenues (1)	77.1	44.8	32.3
Other revenues and deferrals (2)	7.8	17.5	(9.7)
Total revenues	$1,103.3	$1,125.0	$(21.7)

Comparable store operating weeks	5,824	5,822	2
Noncomparable store operating weeks	540	259	281
Total store operating weeks	6,364	6,081	283
(1)Comparable and noncomparable store sales are intended to measure current-period customer spending activity at our stores. Accordingly, comparable store sales exclude the impact of revenue recognized from deferred revenue balances, including gift card breakage, amusement redemption liabilities, promotional deferrals, and other ASC 606-related revenue adjustments, which are reported separately within other revenues and deferrals.
(2)Includes changes in deferred entertainment revenue, gift card deferrals and certain other revenues not associated with stores.

The table below represents our revenue mix for the fiscal periods indicated:

	Six Months Ended
	August 4, 2026		August 5, 2025
Entertainment and other revenues	$677.7	61.4%	$731.1	65.0%
Food and non-alcoholic beverages	300.0	27.2%	273.5	24.3%
Alcoholic beverages	125.6	11.4%	120.4	10.7%
Total revenues	$1,103.3	100.0%	$1,125.0	100.0%
Total revenues for the 2026 period decreased $21.7, or 1.9%, to $1,103.3 compared to $1,125.0 for the 2025 period. The decrease in revenue was primarily related to a $44.3 decrease in comparable store sales and a $9.7 decrease in other noncomparable revenues, partially offset by a $32.3 increase in noncomparable store revenues. The decrease in comparable store revenues was due to a reduction in walk-in business relative to the prior year period. The change in other noncomparable revenues reflects breakage on unredeemed game play credits, tickets and gift cards corresponding to guest utilization patterns over time. See Revenue Recognition at Note 1 to the unaudited consolidated financial statements for a discussion of revenue recognition associated with game play credits, tickets and gift cards.
Cost of products - The total cost of products was $163.0 for the 2026 period and $158.6 for the 2025 period. The total cost of products as a percentage of total revenues increased to 14.8% for the 2026 period compared to 14.1% for the 2025 period. The increase in total cost of products as a percentage of total revenues was primarily attributable to the mix shift from lower costing entertainment revenue to higher costing food and beverage revenue versus the prior year period.
Cost of entertainment decreased to $58.1 in the 2026 period compared to $59.8 in the 2025 period. The cost of entertainment, as a percentage of entertainment revenues, increased to 8.6% for the 2026 period from 8.2% in the 2025 period. The increase in expense, as a percentage of entertainment revenues, was primarily attributable to an increase in discounts on game play, partially offset by vendor cost savings and lower redemptions due to ticket payout adjustments and redemption center pricing changes.
Cost of food and beverage products increased to $104.9 for the 2026 period compared to $98.8 for the 2025 period. Cost of food and beverage products as a percentage of food and beverage revenues decreased to 24.6% for the 2026 period from 25.1% for the 2025 period. The increase in cost of food and beverage products was due to higher food and beverage revenue associated with the enhanced menu and the eat-and-play combo enhancements, which drove higher food attach rates. The decline as a percentage of food and beverage revenues was due to higher check growth associated with menu enhancements made in the second half of fiscal 2025.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Operating payroll and benefits
Total operating payroll and benefits increased to $280.3 in the 2026 period compared to $273.7 in the 2025 period. The increase was primarily due to a $10.8 increase associated with noncomparable store labor expense, partially offset by a $3.1 decrease associated with comparable stores labor expense. The total cost of operating payroll and benefits as a percentage of total revenues for 2026 was 25.4% compared to 24.3% in 2025. The increase was primarily due to sales deleveraging.
Other store operating expenses
Other store operating expenses increased to $379.6 in the 2026 period compared to $375.3 in the 2025 period. Other store operating expenses as a percentage of total revenues increased to 34.4% in the 2026 period compared to 33.4% in the 2025 period. The increase was primarily due to sales deleveraging.
General and administrative expenses
General and administrative expenses decreased to $54.6 in the 2026 period compared to $56.3 in the 2025 period, and as a percentage of total revenues were 4.9% in the 2026 period compared to 5.0% in the 2025 period. The decrease in general and administrative expenses in 2026 was driven primarily by lower share-based compensation, partially offset by severance expense.
Depreciation and amortization expense
Depreciation and amortization expense increased to $144.6 in the 2026 period from $128.4 in the 2025 period, primarily due to new store openings, store remodels and new amusement offerings.
Pre-opening costs
Pre-opening costs increased to $12.1 in the 2026 period compared to $10.1 in the 2025 period. This increase was primarily due to the timing of costs in our pipeline of new stores for the respective periods.
Other charges and gains
Other charges and gains decreased to $2.8 in the 2026 period compared to $6.4 in the 2025 period primarily due to a decrease in the write off of certain assets and a decrease in system implementation costs.
Interest expense, net
Interest expense, net decreased to $74.9 in the 2026 period compared to $75.5 in the 2025 period primarily due to lower balances on our Credit Facility and lower weighted average effective interest rates, partially offset by higher incremental interest expense associated with sale-leaseback transactions. The weighted average effective interest rate was 7.8% during the period, compared to 8.5% in the prior year. See further discussion of the Company's debt activity and failed sale-leaseback transaction at Note 4 and Note 3, respectively, to the unaudited consolidated financial statements.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Provision for income taxes
The effective tax rate for the 2026 period was 20.9%, compared to 18.7% for the 2025 period. The effective tax rate increase for the 2026 period in comparison to the 2025 period was primarily due to the estimated annual effective tax rate applied in the interim provision calculation, which increased the relative impact of state income taxes, tax credits, permanent items and discrete tax items on the 2026 period’s tax rate.
Liquidity and Capital Resources
Credit Facility
The Company is party to a senior secured credit agreement (as amended, the “Credit Agreement”), which provides for a revolving credit facility (the “Revolving Credit Facility”) and a term loan facility (together with the Revolving Credit Facility, the “Credit Facility”). On November 1, 2024, the Company entered into the fourth amendment to the Credit Agreement which, among other things, increased term loans by an aggregate principal amount of $700.0 (the “Incremental Term B Loans”) with a maturity date of November 1, 2031, and increased the Revolving Credit Facility by $150.0 to a total of $650.0 and extended the maturity date to November 1, 2029.
In December 2025, D&B Inc. entered into the fifth amendment to the Credit Agreement which provides for an increase in the maximum permitted net total leverage ratio of D&B Inc. and its restricted subsidiaries from 3.50:1.00 to 4.00:1.00 as of the end of each fiscal quarter when applicable to test the net total leverage ratio. In addition, the fifth amendment increased the margin applicable to the revolving loans to, in the case of SOFR loans, 3.25% per annum and, in the case of ABR loans, 2.25% per annum, if the net total leverage exceeds 3.00x.
Both the term loans outstanding under the Credit Facility prior to the Incremental Term B Loans (the “Existing Term B Loans”) and the Incremental Term B Loans bear interest at Term SOFR or ABR (each, as defined in the amended Credit Agreement) plus (i) in the case of Term SOFR loans, 3.25% per annum and (ii) in the case of ABR loans, 2.25% per annum. Borrowings under the Revolving Credit Facility bear interest subject to a pricing grid based on net total leverage, at Term SOFR plus a spread ranging from 2.50% to 3.25% per annum or ABR plus a spread ranging from 1.50% to 2.25% per annum. Unused commitments under the Revolving Credit Facility incur initial commitment fees of 0.30% to 0.50%. Additionally, the interest rate margin applicable to the Existing Term B Loans and loans outstanding under the Revolving Credit Facility would be subject to an additional 0.25% step-down if a rating of B1/B+ or higher from Moody’s and S&P is achieved (which will step up if such rating is subsequently not maintained).
A portion of the Revolving Credit Facility not to exceed $35.0 is available for the issuance of letters of credit. As of August 4, 2026, we had letters of credit outstanding of $18.9 and an unused commitment balance of $476.1 under the Revolving Credit Facility. The Credit Facility may be increased through incremental facilities, by an amount equal to the greater of (i) $400.0 and (ii) 0.75 times trailing 12-month Adjusted EBITDA, as defined in the Credit Agreement, plus additional amounts subject to compliance with applicable leverage ratio and/or interest coverage ratio requirements.
Sale-leaseback transactions
The Company has entered into sale and master lease agreements (a “sale leaseback”) with unrelated third parties. Under these agreements, the Company has sold certain store properties, including land, buildings and certain improvements and then leased the assets back through the sale-leaseback transactions.
The sale-leaseback transactions are accounted for as failed sale leasebacks based on GAAP under ASC 842, Leases. As a result, the store property assets remain on the Consolidated Balance Sheets at their historical net book value and are depreciated over the remaining term of the applicable master lease. Financing liabilities are recognized in the amount of the proceeds received, net of certain transaction costs. The Company does not recognize rent expense related to the leased assets. Instead, monthly rent payments under the applicable master lease agreement are recorded as interest expense and a reduction of the outstanding liability.
Refer to Note 3 to the unaudited consolidated financial statements for further discussion of these transactions.

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Interest expense
The following table sets forth our recorded interest expense, net for the periods presented:

	Three Months Ended		Six Months Ended
	August 4, 2026	August 5, 2025	August 4, 2026	August 5, 2025
Interest expense on debt	$29.4	$32.1	$58.7	$64.0
Amortization of debt issue discounts and issuance costs	2.2	2.0	4.5	4.4
Interest expense on sale-leaseback transactions (1)	7.0	5.0	14.1	9.6
Interest expense on finance leases (1)	0.6	0.2	1.2	0.2
Interest income	—	(0.1)	(0.8)	(0.5)
Capitalized interest	(1.2)	(0.5)	(2.8)	(2.2)
Total interest expense, net	$38.0	$38.7	$74.9	$75.5
(1)    See discussion of failed sale-leaseback transactions and finance leases at Note 3 to the unaudited consolidated financial statements.

Credit Adjusted EBITDA and Net Total Leverage Ratio.
Credit Adjusted EBITDA, a non-GAAP measure, represents net loss plus certain items as defined at Adjusted EBITDA at Non-GAAP Financial Measures above, as well as certain other adjustments as defined in our Credit Agreement. These other adjustments include (i) entertainment revenue deferrals, (ii) the cost of new projects, including store pre-opening costs, (iii) business optimization expenses and other restructuring costs, and (iv) other costs and adjustments as permitted by the Credit Agreement. The following table reconciles Net loss to Credit Adjusted EBITDA, as defined in our Credit Agreement for the period indicated:

Trailing Four Quarters Ended August 4, 2026
Net loss	$(88.7)
Interest expense, net	153.4
Loss on debt refinancing	—
Provision for income taxes	(28.6)
Depreciation and amortization expense	295.6
Share-based compensation (1)	12.1
Transaction and integration costs (2)	0.3
System implementation costs (3)	0.9
Loss on property and equipment transactions and impairments (4)	35.7
Other items, net (5)	12.1
Pre-opening costs (6)	21.1
Credit Facility specific items, net (7)	21.9
Credit Adjusted EBITDA, a non-GAAP measure	$435.8

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
(5)Primarily consists of discretionary retention incentives, severance costs and certain third-party consulting fees. The third-party consulting fees are not part of our ongoing operations and were incurred in association with a change in leadership to execute discrete, project-based strategic initiatives aimed at analyzing and summarizing growth opportunities and cost reductions for the Company. The transformative nature, narrow scope, and limited duration of these incremental consulting fees are not reflective of the ordinary course expenses incurred to operate our business. Third-party consulting fees, discretionary retention incentives and severance costs are included in General and administrative expenses on the Consolidated Statements of Comprehensive Income (Loss).
(6)Represents costs incurred, primarily consisting of occupancy and payroll related expenses, associated with the opening of new stores. These costs are considered a “cost of new projects” as defined in our Credit Facility.
(7)Represents other adjustments allowed under our Credit Agreement in the determination of the Net Total Leverage Ratio including (i) amortization of software costs, (ii) executive search fees, (iii) public company costs, (iv) estimated impact of remodels to financial performance, (v) the proforma impact of certain leases that were reclassified as finance leases during fiscal 2025 and (vi) the pro forma impact of certain implemented cost saving initiatives.

The following table provides the Net Total Leverage Ratio calculation, as defined in our Credit Agreement as of and for the period indicated:

	As of, and for the Trailing Four Quarters Ended August 4, 2026
Credit Adjusted EBITDA (a)	$435.8
Total debt (1)	$1,540.4
Less: Cash and cash equivalents	(16.0)
Add: Outstanding letters of credit	18.9
Net debt (b)	$1,543.3
Net Total Leverage Ratio (b / a)	3.5	x
(1)Amount represents the sum of the carrying amount of debt outstanding and finance lease liabilities. See discussion of finance leases at Note 3 to the unaudited consolidated financial statements.
Dividends and Share Repurchases
In March 2023, our Board of Directors approved a share repurchase program with an initial authorized limit of $100.0. Subsequently, our Board of Directors approved additional repurchases for a total authorized limit of $600.0 under the plan as of August 4, 2026. The remaining dollar value of shares that may be repurchased under the program was $104.0 as of August 4, 2026. Future decisions to repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.
There have been no dividends declared or paid during 2026. Future decisions to pay cash dividends or repurchase shares continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements, compliance with debt agreements and other factors that the Board of Directors considers relevant.
Cash and Cash Equivalents
As of August 4, 2026, the Company had cash and cash equivalents of $16.0. The Company can operate with a working capital deficit because cash from sales is usually received before related liabilities for product supplies, labor and services become due. Our operations do not require significant inventory or receivables, and we continually invest in our business through the growth of stores and operating improvement additions, which are reflected as non-current assets and not a part of working capital. Based on our current business plan, we believe our cash and cash equivalents, combined with expected cash flows from operations and available borrowings under our Revolving Credit Facility, should be sufficient not only for our operating requirements but also to enable us, in the aggregate, to finance our capital allocation strategy, including capital expenditures, through at least the next twelve months.

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
Cash flow from operating activities increased to $160.6 for the 2026 period compared to $129.8 for the 2025 period. The increase was primarily driven by changes in working capital due to timing of accruals and payments, partially offset by a decrease in net income.
Investing Activities — Cash flow used in investing decreased to $190.0 for the 2026 period from $239.3 for the 2025 period primarily due to a decrease in capital expenditures.
The following table reflects capital additions for the periods presented along with certain reimbursements from landlords directly related to certain of those capital additions and proceeds from the sale of certain capital assets:

	Six Months Ended
	August 4, 2026	August 5, 2025
New stores (1)	$117.2	$109.4
Remodels and other initiatives (1)	13.2	72.5
Games (1)	41.2	22.5
Maintenance capital (1)	18.4	39.4
Total capital additions (1)	190.0	243.8
Proceeds from landlords - tenant improvements on operating leases (2)	(13.5)	(10.9)
Payments from landlords - sale lease-back transactions (3)	(48.9)	(73.0)
Capital additions, net of landlord reimbursements and other proceeds	$127.6	$155.4

(1)Capital expenditures are presented on a cash basis.
(2)Amounts received from landlords as reimbursements for tenant improvements. Amounts related to operating leases are recorded as a reduction to operating lease right of use assets on the Consolidated Balance Sheets and included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Amounts related to finance leases are recorded as a reduction to property and equipment on the Consolidated Balance Sheets and included in cash used in investing activities in the Consolidated Statements of Cash Flows.
(3)Amounts received from landlords in sale-leaseback transactions are included in cash provided by financing activities in the Consolidated Statements of Cash Flows. See Note 3 to the unaudited consolidated financial statements for further discussion.
Financing Activities — Cash flow provided by financing activities was $28.8 in the 2026 period primarily consisting of proceeds from sale-leaseback transactions, partially offset by discretionary debt paydown. Cash flow provided by financing activities of $114.6 in the 2025 period primarily consisted of net debt proceeds and proceeds from sale-leaseback transactions, partially offset by share repurchases.
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

DAVE & BUSTER’S ENTERTAINMENT, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions, except per share amounts; unaudited)
Accounting for Impairment of Long-Lived Assets — As described in our Annual Report on Form 10-K for the year ended February 3, 2026, we assess the recoverability of long-lived assets at the individual store level, including property and equipment and operating lease right-of-use assets. Our recoverability analyses require significant judgment regarding projected store sales, operating margins and future cash flows.
As a result of continued operating underperformance at certain stores, these store assets have limited excess of estimated undiscounted future cash flows over their carrying amounts and are therefore particularly sensitive to changes in projected sales and margins. If operating performance remains at or near recent levels for an extended period, rather than improving in accordance with our current projections, certain store assets could become unrecoverable, and impairment charges could be required. Such charges could be material to our results of operations in the period recognized.
Recent accounting pronouncements
Refer to Note 1 to the unaudited consolidated financial statements for information regarding new accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We are exposed to market price fluctuation in food, beverage, supplies and other costs such as energy. Given the historical volatility of certain food product prices, including proteins, seafood, produce, dairy products, and cooking oil, these fluctuations can materially impact our food costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. Additionally, the cost of purchased materials may be influenced by tariffs and other trade regulations, which are outside of our control. To the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected.
Interest Rate Risk
Our borrowings under the Credit Facility, discussed further at Note 4 to the unaudited consolidated financial statements, bear interest based on variable interest rates. As of August 4, 2026, the Company had $155.0 outstanding on its revolving facility and an outstanding balance of $1,378.8 on its term loan facility. The impact on our annual results of operations of a hypothetical one percentage point interest rate change on the outstanding balance of the Credit Facility as of August 4, 2026 would be approximately $15.3.
Inflation
Severe increases in inflation, whether due to imposed tariffs or standard economic conditions, could adversely impact the domestic or international economies in which we operate and may adversely impact our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labor costs, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting practices or processes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second quarter ended August 4, 2026.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
Information regarding legal proceedings is incorporated by reference from Note 5 to our unaudited consolidated financial statements set forth in Part I of this report.
Item 1A. Risk Factors
See discussion in “Risk Factors” in Item 1A of the Company's Annual Report on Form 10-K for the year ended February 3, 2026. There have been no material changes from the information set forth in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 3, 2026.
Item 2.    Unregistered Sales of Equity Securities
Issuer Purchases of Equity Securities
Information regarding repurchase of our common stock during the six months ended August 4, 2026:

Period (1)	Total Number of Shares Repurchased (2) (in millions)	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2) (3) (in millions)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans (4) (in millions)
February 4, 2026 to March 3, 2026	—	$—	—	$104.0
March 4, 2026 to April 7, 2026	—	$—	—	$104.0
April 8, 2026 to May 5, 2026	—	$—	—	$104.0
May 6, 2026 to June 2, 2026	—	$—	—	$104.0
June 3, 2026 to July 7, 2026	—	$—	—	$104.0
July 8, 2026 to August 4, 2026	—	$—	—	$104.0
(1)The Company uses a “4-5-4” calendar to determine the months in each quarter. The periods presented represent the 4-week and 5-week periods making up the six months ended August 4, 2026.
(2)Represents the periodic shares repurchased under repurchase programs. Excludes shares withheld for tax purposes on behalf of our employees in connection with the vesting of restricted stock units, which was 0.04 million shares for the six months ended August 4, 2025.
(3)On March 28, 2023, we announced that our Board of Directors approved a share repurchase program, with approved increases during 2024 for a total authorized limit of $600.0. The plan will terminate when the Company has repurchased shares of Common Stock in aggregate amount equal to the Maximum Share Amount of $600, unless modified, suspended or terminated by the Board. Under the program, the Company may repurchase shares on the open market, through privately negotiated transactions, and through trading plans designed to comply with Rule 10b5-1 of the Exchange Act. The share repurchase program may be modified, suspended or discontinued at any time.
(4)Represents total share repurchase authorizations in effect, less purchases, at the end of each period presented.
Item 5. Other Information
Insider Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended August 4, 2026.

Item 6.    Exhibits

Exhibit Number	Description
10.1*	Employment Agreement by and among Dave & Buster’s Management Corporation LLC, Dave & Buster’s Entertainment, Inc., and Darin Harper effective August 3rd, 2026.

10.2*	Separation and Consulting Agreement by and among Dave & Buster’s Management Corporation LLC, Dave & Buster’s Entertainment, Inc., and Tarun Lal effective August 3rd, 2026.

10.3*	Darin Harper Offer Letter, dated August 3, 2026.

10.4*	Cory Hatton Offer Letter to amend the employment agreement, dated August 3, 2026.

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Interim Chief Financial Officer of the Registrant, pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1**	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Interim Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Inline Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Inline Taxonomy Extension Schema Document

101.CAL	Inline XBRL Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Inline Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Inline Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________
*Filed herewith
**    Furnished herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVE & BUSTER’S ENTERTAINMENT, INC., a Delaware corporation

Date: September 14, 2026	By:	/s/ Darin Harper
Darin Harper
Chief Executive Officer

Date: September 14, 2026	By:	/s/ Cory Hatton
Cory Hatton
Interim Chief Financial Officer